Form 10-K405
period 1998-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 1998-11-30
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                         COMMISSION FILE NUMBER 0-29752

                       LEAP WIRELESS INTERNATIONAL, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-811062
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)
   10307 PACIFIC CENTER COURT, SAN DIEGO, CA                          92121
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (619) 882-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 10, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $104,817,000, based on the closing price of the Company's Common Stock on the Nasdaq National Market on November 10, 1998 of $6.03 per share.

     As of November 10, 1998, 17,684,367 shares of registrant's Common Stock, $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended August 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described in the section entitled "Factors That Could Affect Future Performance" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Leap Wireless International, Inc. ("Leap Wireless" or the "Company") manages, supports, operates or otherwise participates in Code Division Multiple Access ("CDMA")-based wireless telecommunications businesses and ventures in the United States, Mexico, Russia, Chile and Australia. Most of these systems are at an early stage of development. The current United States and Chilean businesses began limited commercial operations in late 1998, and the Company expects commercial launch of the other systems in 1999. The Company is also pursuing opportunities to provide, manage, support, operate and invest in additional wireless telecommunications systems in other targeted United States and international markets offering high growth potential.

     Leap Wireless was formed in June 1998 as a subsidiary of QUALCOMM Incorporated ("QUALCOMM"), a leading provider of CDMA-based digital wireless communications equipment, technologies and services. On September 23, 1998 (the "Distribution Date"), QUALCOMM distributed all of the outstanding shares of Common Stock of the Company, par value $.0001 per share, (the "Common Stock") to QUALCOMM's stockholders as a taxable dividend (the "Distribution").

     QUALCOMM is a major supplier of CDMA subscriber and infrastructure equipment for the Company's wireless telecommunications businesses, and the Company expects that QUALCOMM will continue to be a major supplier for future wireless telecommunications businesses in which the Company participates. Prior to the Distribution, QUALCOMM agreed to provide significant vendor financing to several of Leap Wireless' businesses and ventures that purchase QUALCOMM infrastructure and subscriber equipment. These ongoing supply and financing relationships could place QUALCOMM in conflict with Leap Wireless. In addition, QUALCOMM and Leap Wireless are parties to a number of agreements, including but not limited to, a Separation and Distribution Agreement, a Credit Agreement and a Master Agreement Regarding Equipment Procurement (the "Equipment Agreement"). Such Agreements contain restrictions on Leap Wireless' ability to invest in other joint ventures.

     Leap Wireless owns, directly or indirectly, joint venture or equity interests in the following telecommunication companies: Pegaso Telecomunicaciones S.A. de C.V. (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), ChileSat Telefonia Personal, S.A. (Chile), Chase Telecommunications, Inc. (U.S.) and OzPhone Pty. Ltd. (Australia) (collectively, the "Leap Wireless Operating Companies"). These interests were formerly held by QUALCOMM and were transferred to the Company on the Distribution Date. In addition, Leap Wireless is pursuing and intends to pursue additional telecommunications opportunities in domestic and international markets. QUALCOMM and Leap Wireless have also agreed that, if certain events occur before April 2000, certain assets and liabilities related to Telesystems of Ukraine ("TOU"), a wireless operating company in the Ukraine, will be transferred to Leap Wireless. QUALCOMM holds a 49% interest in TOU. There can be no assurance that such events will occur or that legal impediments to transfer will be removed, or that QUALCOMM's interest in TOU will be so transferred.

     The Company's wireless telecommunications systems are based on CDMA technology, a proprietary integrated software and hardware system invented by QUALCOMM and used for digitally transmitting telecommunications signals in a wireless network. The Company believes that CDMA offers a number of advantages over analog and other digital technologies, including increased call capacity, higher quality voice and data transmission, fewer dropped calls, enhanced privacy, lower power requirements and lower system costs. CDMA systems have been commercially deployed or are under development in approximately 30 countries with over 16 million commercial subscribers worldwide. For purposes of this report, "cdmaOne" shall mean those fixed or mobile wireless telecommunications systems based on or derived from QUALCOMM's CDMA technology which (i) have been adopted as an industry standard by the Telecommunications Industry Association ("TIA") or other recognized international standards bodies, and the adoption of such standard has been voted in favor of by QUALCOMM ("QUALCOMM Approved Standards"), (ii) are compatible with or employ the same physical layer as QUALCOMM Approved

Standards ("QUALCOMM Approved Systems"), or (iii) are compatible with the infrastructure and subscriber equipment manufactured and sold by QUALCOMM. CdmaOne currently includes, by way of example and not by limitation, the TIA's IS-95 digital cellular standard and ANSI JSTD-008 digital personal communications service ("PCS") standard. If a terrestrial-based wireless telecommunications system is considered a cdmaOne system in one country, QUALCOMM and Leap Wireless have agreed that it would be considered a cdmaOne system in any other country, irrespective of whether or not such system has been adopted (or approved by QUALCOMM) as a standard in such other country.

     The Company's senior management has many years experience in the wireless telecommunications industry. A number of the Company's senior management members were previously members of QUALCOMM's senior management and joined the Company from QUALCOMM in connection with the formation of the Company, including Harvey
P. White, a co-founder of QUALCOMM and formerly President and later Vice Chairman of the Board of QUALCOMM, who is the Company's President, Chief Executive Officer and Chairman of the Board; Thomas J. Bernard, formerly Senior Vice President of QUALCOMM, who is the Company's Executive Vice President; and James E. Hoffmann, formerly Vice President, Legal Counsel of QUALCOMM, who is the Company's Senior Vice President and General Counsel. Leap Wireless believes its continuing relationship with QUALCOMM and the other participants in its operating companies, the experience and expertise of its management team, and the quality of CDMA and other products and services to be offered by Leap Wireless' operating entities, among other factors, will position Leap Wireless to become a significant provider of wireless telecommunications services worldwide.

     The Company participates in its wireless telecommunications businesses primarily through joint ventures and strategic alliances with other parties. The Company provides substantial management and operational support to its wireless telecommunications businesses, consistent with applicable laws, contractual arrangements and other requirements, in the areas of system design and planning; design and development of marketing plans, distribution systems, billing systems and customer support plans; system launch and roll-out execution; and virtually all other operational functions. The Company provides these services using its own employees as well as through consultants with substantial experience in the telecommunications industry. The Company intends to continue to focus on providing such management and operational support in its future wireless telecommunications business opportunities.

     The Company has only operated as an independent company since September 1998 and it, and each of its wireless telecommunications businesses and ventures, are at an early stage of development. Through the date of this report, the Company has generated no revenues from the Leap Wireless Operating Companies, and the Company expects such entities to incur substantial losses for the foreseeable future. Leap Wireless has generated net losses since inception, and will be required to recognize a share of the start-up operating losses of such businesses and ventures as a result of the Company's ownership interests therein. The Company's ability to generate revenues will be dependent on a number of factors, including the future operations and profitability of the Company's wireless telecommunications businesses and ventures.

     The Company expects to have significant future capital requirements relating to funding commitments to its wireless telecommunications businesses and ventures and other general working capital needs. The Company expects to obtain much of its required near-term financing through borrowings under its Credit Agreement with QUALCOMM. As a result of its capital requirements, including borrowings under the Credit Agreement, the Company expects that it will become highly leveraged during its fiscal year ending on August 31, 1999.

     The Company believes that recent changes in the telecommunications industry have resulted in a growing opportunity to manage, operate and invest in wireless systems around the world. While older wireless systems had spurred the growth of cellular networks, the invention of terrestrial wireless CDMA not only improved cellular systems but also effectively supported fixed wireless with growth in capacity, improvements in voice quality, and lower equipment and maintenance costs. While wireless telecommunications has historically been viewed primarily as a second phone for the affluent, the Company believes it will increasingly be viewed as the logical and preferred system for use as a first phone.

     As new carriers and/or spectrum opportunities arose for the deployment of CDMA systems, QUALCOMM was approached from time to time by wireless operators and others to join new carriers in operating joint ventures in the United States and abroad. QUALCOMM agreed to participate in several of such business opportunities. QUALCOMM has now transferred its interests in the Leap Wireless Operating Companies to Leap Wireless, and Leap Wireless believes that it has an advantage in being already established in the business of managing, supporting and/or investing in CDMA wireless networks that are being built out or are in the planning stages of build out. Leap Wireless anticipates that there will be an increasing number of opportunities where new licensees or licensees seeking to expand their business will seek help from Leap Wireless for operational support, management and capital.

     Leap Wireless intends to continue its strategy of entering into joint ventures to access new markets and opportunities. Leap Wireless expects that it will selectively focus on a limited number of high-growth opportunities, taking into account its management and capital resources. Leap Wireless plans to focus its operations on areas where the potential to provide value added services, and thereby launch successful wireless ventures, is higher. Leap Wireless will strive to expand its expertise through the experience gained on its current and future ventures to become a sought after and more valuable participant in future joint ventures.

     Leap Wireless believes that it will not have the opportunity for majority ownership in many of these operating joint ventures, due to a variety of reasons ranging from government policy to investment limitations prescribed by license holders and/or the desire to bring many parties with diverse experience into a joint venture. Leap Wireless does not believe that the ownership percentage of a participant in such a joint venture is necessarily determinative of the level of services supplied or the degree of operational or project management provided by such participant to the venture. Generally, Leap Wireless plans to have a significant initial ownership and to be active in the management of all the systems in which it has an equity interest, consistent with applicable laws, contractual arrangements and other requirements. Over time, however, Leap Wireless expects that its percentage ownership interests will be reduced as part of the dilution that will occur as the Leap Wireless Operating Companies raise additional capital to expand or build out the systems. From time to time, it may also sell ownership interests as part of a strategy of returning value to Leap Wireless stockholders from the increase in value of the systems in which it has participated. Such sales are expected to provide funds for future participation in new projects thereby providing for growth in Leap Wireless. The Company anticipates that sales of partial interests in any operation will not significantly affect Leap Wireless' management or operational role with that entity.

     Leap Wireless' operating companies hold licenses to provide wireless telecommunications services to an aggregate of approximately 159 million potential subscribers as of November 1, 1998. In addition, Leap Wireless' Russian wireless telecommunications operating entity is in the process of attempting to secure joint ventures with holders of licenses throughout Russia to provide wireless telecommunications services to up to an additional 117 million potential subscribers. Leap Wireless also intends to identify and develop new opportunities in the United States by acquiring frequency spectrum, or entering into reseller agreements for minutes of use, principally in the PCS bands, and by establishing new businesses to provide competitive wireless services.

     Leap Wireless expects its operating company in Mexico, which holds licenses to provide nationwide services throughout Mexico, will provide high-quality, cost-effective cdmaOne wireless telecommunications services to selected markets within that country beginning February 1999. In Russia, Leap Wireless' subsidiary QUALCOMMTel and an affiliate of Itar Tass, the official news agency of the Russian Federation, have formed a joint venture in which they hold equal shares. The joint venture, Metrosvyaz, is in the process of entering into other joint ventures with local telecommunications operators to finance, build and operate wireless systems in Russia. A separate Leap Wireless subsidiary, also named QUALCOMMTel, is a joint venture participant in Orrengrove Investments, Ltd., which is building a long distance network in Russia through its subsidiaries. Leap Wireless participates in the Chilean telecommunications market through its 50% investment in Chilesat Telefonia Personal S.A. ("Chilesat PCS"), which holds a nationwide Chilean PCS license. Chilesat PCS began limited commercial operations in September 1998 and had approximately 10,000 subscribers as of November 15, 1998. In Australia, Leap Wireless' wholly owned subsidiary owns a license to operate wireless telecommunications in 13 regions covering approximately 6.4 million potential customers ("POPs"). In addition, QUALCOMM and Leap Wireless have agreed that, if certain events occur before April 2000, certain QUALCOMM assets and liabilities related to Telesystems of Ukraine will be transferred to Leap Wireless. There can be no assurance that such events will occur, that the legal impediments to transfer will be removed, or that QUALCOMM's interest in TOU will ever be transferred to Leap Wireless. TOU is scheduled to commence commercial operations in Kiev in early 1999 and expects to later expand to additional major Ukrainian cities.

     The following table summarizes Leap Wireless' current joint ventures and other interests and provides certain information relating thereto:

                                                                                                                        ACTUAL/
                                                                                                                        EXPECTED
                                               EQUITY      REAL GDP    LICENSED   EQUITY      TOTAL        EQUITY      COMMERCIAL
          INVESTMENT              LOCATION    INTEREST    PER CAPITA     POPS      POPS    SUBSCRIBERS   SUBSCRIBERS     LAUNCH
          ----------             ----------   --------    ----------   --------   ------   -----------   -----------   ----------
                                                            (US$)        (IN MILLIONS)
Pegaso Telecomunicaciones,
  S.A. de C.V.(1)..............    Mexico        33%(2)    $ 2,947       99.0      32.7(2)      N/A           N/A         Feb 99
Chase Telecommunications,
  Inc..........................  Tennessee,     7.2%        27,175(3)     6.3       0.5       3,100            --         Sep 98
                                   U.S.A.
Chilesat Telefonia Personal,
  S.A.(4)......................    Chile         50%         5,270       14.9       7.5      10,000         5,000         Sep 98
QUALCOMMTel/Metrosvyaz.........    Russia         *(5)       2,128(3)    32.1(6)    5.6(6)      N/A           N/A         Dec 97(7)
QUALCOMMTel/Orrengrove.........    Russia         *(8)       2,128(3)       *(8)      *(8)      N/A           N/A         Dec 98
(Long distance venture)
Oz Phone.......................  Australia      100%        20,062(3)     6.4       6.4         N/A           N/A         Dec 99

---------------
(1) Leap Wireless' holdings are through a wholly owned subsidiary, Qualcomm PCS Mexico, Inc., which in turn owns thirty-three percent (33%) of Pegaso Telecomunicaciones, S.A. de C.V. Pegaso Telecomunicaciones, S.A. de C.V. owns three companies, one of which owns the license, one of which owns the operating assets and operates the business, and one of which employs the operating personnel.

(2) Leap Wireless' interest in Pegaso Telecomunicaciones, S.A. de C.V. is expected to be diluted to approximately 25% through new capital that other investors have committed to contribute, and this will reduce the Company's equity POPs to 24.8 million.

(3) Real GDP (Gross Domestic Product adjusted for inflation) is stated for the country as a whole, although existing licenses cover only a portion of the country.

(4) Leap Wireless' holdings are through a wholly owned subsidiary, Inversiones QUALCOMM Chile S.A., which in turn owns fifty percent (50%) of Chilesat.

(5) Leap Wireless' holdings in Russia are through two distinct subsidiaries. Leap Wireless holds a seventy percent (70%) owned subsidiary, QUALCOMM Telecommunications Ltd., a Cayman Islands company, which in turn owns fifty percent (50%) of Metrosvyaz Limited, which plans to own fifty percent (50%) of several operating joint ventures in Russia. See Note 8 below regarding the second subsidiary.

(6) Licensed POPs (licenses covering a number of potential customers) and Equity POPs (licensed POPs multiplied by equity percentage ownership) are based on the populations of regions that Metrosvyaz expects to serve through joint ventures, based upon letters of intent regarding the formation of joint ventures which had been signed as of November 10, 1998.

(7) The first system in Rostov on Don became operational in December 1997 outside of a planned joint venture. Leap Wireless expects the system to be contributed to the joint venture.

(8) In addition to the subsidiary discussed in Note 5, Leap Wireless holds a 70% interest in QUALCOMM Telecommunications Ltd., an Isle of Man company, which in turn owns a 50% interest in Orrengrove Investments Limited ("Orrengrove"), which in turn owns a 60% interest three related companies (the "Transworld Companies"), one of which is the 50% owner of Tass Loutch Telecom. Orrengrove is building a long distance network in Russia through its affiliates. Because Orrengrove intends to provide long distance services to operators and not wireless communications services to subscribers, no figures are listed for Licensed POPs and Equity POPs.

INDUSTRY BACKGROUND

     Telecommunications markets are expanding rapidly as countries seek to increase teledensity and competition among carriers. Often the fastest, most economical and easiest way to meet these demands is through the implementation and operation of wireless systems. The number of wireless licenses and the amount of spectrum allocated to wireless networks are growing rapidly. Awards of multiple licenses for fixed and mobile wireless telecommunications operations to multiple carriers to spur the growth of teledensity and competition are occurring in many markets. Historically, many countries had just one government-owned or government-supported wireless carrier, but many of these nations now have multiple national and/or regional carriers. These changes have created a need for capital to build out these new (largely wireless) systems and expertise to oversee and manage the entry of these new systems into their competitive markets.

     Significant demand for high-quality wireless telecommunications systems also exists in more developed international markets. In many such countries, telecommunications systems have been closely regulated by local governments, and licenses to provide services have been largely unavailable. Decreased government regulation, and active solicitation of new and better services through auctions of licenses, have created opportunities for local and foreign providers to capture market share. Such opportunities have been recognized in many countries, including those where Leap Wireless has operations.

     Wireless telecommunications service is currently available using either analog or digital technology. Although analog technology is more widely deployed than digital technology, its use is growing more slowly and analog technology has certain significant limitations. Digital wireless telecommunications systems overcome the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allows digitally based systems to offer new and advanced services including greater call privacy, fraud protection, higher voice quality, single number service, integrated voice and paging, and enhanced wireless data transmission services such as e-mail, facsimile and wireless connections to computer networks.

     The primary digital technologies available for wireless fixed and mobile applications are CDMA and Time Division Multiple Access ("TDMA"). TDMA has been deployed in three predominant variations: (i) Global System for Mobile Communications ("GSM"), a system standardized in Europe and widely exported and deployed throughout the world, including a variant used for PCS in the United States; (ii) U.S. TDMA, a standard for cellular and PCS in the U.S. which has had limited success outside the Americas; and (iii) PDC, a Japanese standard. CdmaOne is the original standard for mobile wireless telecommunications systems based on or derived from QUALCOMM's CDMA technology and successor standards that QUALCOMM has adopted. CdmaOne has been adopted as an industry standard by the TIA and other recognized international standards bodies. In July 1993, the TIA adopted a North American standard (TIA/ EIA/IS-95) for cellular telecommunications based on QUALCOMM's CDMA technology. In April 1995, QUALCOMM's CDMA technology was approved as a standard for PCS, which is expected to be published as ANSI standard J-STD-008. Wireless networks based on QUALCOMM's CDMA technology are commercially deployed or are under development in over 30 countries around the world.

     From an economic standpoint, CDMA technology provides cost savings in initial capital investment and over the life of the network because of its capacity and coverage advantages. CDMA networks cost less to design and engineer than other types of wireless systems, making them easier to reconfigure and expand. CDMA currently provides more than 10 times the capacity of analog wireless technologies in large scale systems, and more than three to five times the capacity of other digital technologies, enabling service providers to support more subscribers and greater volumes of wireless traffic within a given amount of radio frequency spectrum. CDMA networks also require fewer cell sites than other wireless technologies to cover a given area, which can reduce initial capital expenditures as well as ongoing operational and maintenance costs. Based on product improvement announcements, the Company expects that the current capacity of cdmaOne may double. In addition, CDMA is the only wireless technology that effectively supports both fixed and mobile services from the same platform, supporting two sources of revenue and providing a rapid, cost-effective means to respond to dynamic market requirements. From a performance standpoint, consumers benefit from improved voice and call quality, longer phone battery life, better coverage and fewer dropped calls, and the security afforded by digital coding techniques.

     CDMA is an open standard with over 50 manufacturers who are licensed to produce CDMA network equipment, subscriber handsets, and test equipment, thus providing a wide choice in suppliers, competitive equipment pricing and continued product developments. The developer and licenser of CDMA, QUALCOMM, continues to maximize the performance of the technology across its broad CDMA product lines, and is a leader in the advancement of the CDMA standard and CDMA equipment. Ongoing enhancements have decreased costs and increased performance of CDMA systems.

     CdmaOne is evolving to support new features and services such as higher speed data and more capacity. The community of CDMA manufacturers has demonstrated widespread commitment to evolve this technology to the next generation of systems. The Company believes that by deploying cdmaOne networks, service providers are well positioned to migrate their networks from the current to the next generation of networks. As a result, Leap Wireless is committed to managing networks utilizing CDMA technology and has established a relationship with QUALCOMM that provides a framework for obtaining and financing infrastructure and subscriber equipment.

CORPORATE STRATEGY

     Leap Wireless' strategy is to provide management and project expertise to, selectively invest in, and manage, joint ventures and other collaborative efforts to provide cdmaOne wireless telecommunications services in markets with significant growth potential. The Company believes its experience, technical and commercial expertise, and access to equipment and technology will benefit the Company and the entities in which it invests. Elements of the Company's strategy include:

     Focus on National/International Growth Markets. The Company expects to continue to invest in entities that serve or intend to serve markets in which Leap Wireless' contributions could result in added value and contribute to an enterprise that captures significant market share. Leap Wireless' equity interests in Russia are examples of the Company's plan to invest in developing countries and provide wireless service to markets without significant wireline penetration. Joint ventures and equity interests in Australia, Chile and Mexico are consistent with the Company's strategy of obtaining licenses in markets where such licenses were previously unavailable or more limited in number and scope.

     Actively Participate in Operating Company Management. The Company exercises (to varying degrees) significant management influence and oversight over the businesses in which it invests. Leap Wireless believes its experience, business relationships and other factors enable it to add value to its joint ventures and equity interests and increase its operating companies' performance and likelihood of success. Leap Wireless has the right to appoint or nominate certain management personnel for, and has representation on the Boards of Directors of, the operating companies in which it holds significant equity positions. Moreover, Leap Wireless has entered into contractual arrangements with its operating companies to provide financing and/or services, and has played a significant role in the development of its operating companies' business plans and objectives.

     Leverage Management Experience and Expertise. The Company's management and professional team consists of individuals with substantial collective experience in the wireless communications industry, including experience with large, international deployments of networks and services. Moreover, Harvey P. White, Thomas J. Bernard and James E. Hoffmann have played a significant role in the rapid growth of QUALCOMM, the development and standardization of QUALCOMM's CDMA technology and the formation of the Leap Wireless joint ventures. Leap Wireless believes the experience and expertise of its management team enables it to add significant value in its relationships with operating companies.

     Leverage Strategic Alliances. Leap Wireless has developed strong relationships with telecommunications and other companies including those with which it has jointly invested. In securing investment partners, Leap Wireless seeks entities that can provide familiarity with local markets, an ability to facilitate development in a particular market, or other necessary features of a successful network-building enterprise. The Company intends to cultivate its existing relationships with its co-investors in various markets in order that each investor can contribute to the success of a particular operating company. The Company also intends to continue to search for strategic partners with whom it can invest in new enterprises supported by a wide range of expertise and available resources. The Company seeks to ensure that its strategic alliances enable it to better prepare and equip its operating companies for successful development.

     Leverage QUALCOMM Relationship. Leap Wireless' operating companies are comprised principally of joint ventures in which QUALCOMM was a partner or substantial stockholder. The Company has a close relationship with QUALCOMM that it believes helps position the Company as an attractive partner. Leap Wireless also believes that this relationship provides it with competitive advantages in identifying and participating in international telecommunications joint ventures on terms and conditions that are mutually beneficial to both companies. Leap Wireless also expects to have certain access to technical expertise and experience of QUALCOMM and its employees and affiliated entities, through its relationship under the Equipment Agreement and QUALCOMM's ongoing relationship with the Leap Wireless Operating Companies under equipment and other agreements. QUALCOMM has committed $265 million to the Company by way of a secured credit facility (the "Credit Facility"). The Credit Facility consists of two sub-facilities. The first sub-facility (the "Working Capital Facility") will enable Leap Wireless to borrow up to $35.2 million from QUALCOMM, subject to the terms thereof. The proceeds from the Working Capital Facility may be used by Leap Wireless solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility (the "Investment Capital Facility") will enable Leap Wireless to borrow up to $229.8 million from QUALCOMM, subject to the terms thereof. The proceeds from the Investment Capital Facility may be used by Leap solely to make certain identified portfolio investments, unless Leap Wireless and QUALCOMM otherwise agree. Leap Wireless and QUALCOMM also have entered into the Equipment Agreement pursuant to which QUALCOMM has the right to provide its CDMA equipment to certain of Leap Wireless' existing and future operating companies. QUALCOMM also has existing contracts to supply and finance equipment, and other contractual relationships, with Leap Wireless' initial operating companies. The Company intends to leverage its relationship with QUALCOMM to take advantage of the success of QUALCOMM and its CDMA technology, by continuing its business activities with QUALCOMM and facilitating relationships between QUALCOMM and the Leap Wireless Operating Companies.

     Build Industry-Leading Networks. The Company's wireless networks are and will be designed to utilize cdmaOne technology. The Company intends that its operating companies will build high-quality, industry-leading networks that provide state-of-the-art services and sophistication. The Company believes cdmaOne technology will allow the operating companies to offer cost-effective, high quality telecommunications services, integrate advanced feature functionality, and provide advanced services that make such companies' offerings attractive to end-users. The Company believes its use of CDMA technology will give it an advantage over competitors utilizing competing technologies in terms of the costs to deploy and operate networks, spectral efficiencies, improved service offerings to customers, enhanced voice quality, privacy and fraud protection, and fewer dropped calls.

LEAP WIRELESS OPERATING COMPANIES

     Leap Wireless' operating companies consist of joint ventures and other entities around the world, each of which is described below.

     PEGASO TELECOMUNICACIONES, S.A. DE C.V. AND PEGASO COMUNICACIONES Y SISTEMAS, S.A. DE C.V., MEXICO

     General. The Company holds an interest in Pegaso Telecomunicaciones, S.A. de C.V. ("PEGASO"), a joint venture formed for the purpose of obtaining telecommunications licenses and constructing a wireless telecommunications network in the United Mexican States ("Mexico"). In May of 1998, Pegaso Comunicaciones y Sistemas, S.A. de C.V., a wholly-owned subsidiary of PEGASO, acquired nationwide PCS licenses in the 1.9GHz frequency bands in Mexico for approximately US$221 million (based on exchange rates in effect on the dates the license payments were made -- averaging 9.86 Mexican pesos per U.S. dollar). A legal challenge in Mexico to the constitutionality of the government's transfer of the frequency licenses was dismissed for procedural reasons. Neither the Company nor any Leap Wireless Operating Company was a party to the litigation, and the Company believes that the challenge, if refiled, will not have a material adverse effect on Leap Wireless and the Leap Wireless Operating Companies taken as a whole. The Company has an agreement to provide operating services to PEGASO. PEGASO plans to commence construction in Mexico City, Monterrey, Guadalajara and Tijuana as the first phase. It is expected that PEGASO's network in these cities will begin initial commercial service by mid-1999 and will be followed by construction in up to 61 additional cities. There can be no assurance that PEGASO will be able to complete such construction projects for the amount budgeted or on a timely basis. The opportunity to assist in the license acquisition, financing, design, construction and operation of a new wireless cdmaOne system in an area previously underserved makes Leap Wireless' Mexico operation a blueprint for future Leap Wireless joint venture opportunities. In bidding for its licenses, PEGASO agreed to provide coverage, within a period of three years, beginning from the granting of the license, to most counties or political delegations in which at least 20% of the total population of the subject licensed region resides. PEGASO further committed that most counties or political delegations with at least 50% of the total population of the applicable licensed region would be covered within five years.

     Market Opportunity. In early 1998, the Mexican government auctioned four additional licenses in each region of Mexico to allow additional competition in the mobile wireless market. Pegaso acquired nationwide PCS licenses in these auctions, recognizing the opportunity to become involved with a CDMA nationwide network given the expected future expansion of the Mexican economy and the currently low penetration levels of telecommunications services in the country. Mexico's population of approximately 99 million people is approximately 70% urban with approximately 50% living in the three largest cities. Mexico's real GDP per capita in 1997 was $2,947 with a teledensity of approximately 9.4%. The cellular penetration was only 1.6% at the end in 1997.

     Strategic Partners. In addition to the Company's interest, Pegaso Comunicaciones y Servicios, S.A. de C.V. ("Pegaso S.A. de C.V.") and Corporativo del Valle de Mexico, S.A. de C.V., an affiliate of Grupo Televisa S.A. ("Televisa") (collectively the "Consortium") have interests in PEGASO. Televisa is the largest media company in the Spanish-speaking world and is a major participant in the international entertainment business. Leap Wireless management believes the Consortium's strong financing resources, as well as its political access in Mexico, provide PEGASO critical skills and relationships for assisting the network build-out and in marketing and distributing PEGASO's wireless services.

     In late September 1998, the Company provided a $17.5 million loan (the "Pegaso Loan") to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 96%-owned by Mr. Alejandro Burillo Azcarraga, a member of the Company's Board of Directors. The Pegaso Loan bears interest at the rate of 13% per annum. The first principal installment of $7.5 million, plus accrued interest, was repaid on October 29, 1998 as scheduled, and the second principal installment of $10 million, plus accrued interest, is due on or before December 31, 1998. The purpose of the Pegaso Loan was to facilitate investment by Pegaso Comunicaciones y Servicios, S.A. de C.V. in PEGASO, the joint venture in which the Company has an interest, and to ensure that the investors in PEGASO made all capital contributions to PEGASO that were required for the acquisition of the Mexican licenses on September 30, 1998. The Pegaso Loan is guaranteed by Mr. Burillo and is secured by a pledge of all of the shares of Pegaso Comunicaciones y Servicios, S.A. de C.V. and Mr. Burillo's interest in an unrelated joint venture with QUALCOMM to operate a satellite tracking, management and two-way communications system for the trucking industry in Mexico.

     Leap Wireless Rights and Interests. Leap Wireless, through a wholly-owned subsidiary, currently owns a 33% interest in PEGASO and has invested $100 million of the $400 million of capital contributed and committed by the members of the joint venture. Once all committed capital has been contributed to this venture, Leap Wireless, Pegaso S.A. de C.V. and Televisa will hold approximately 25%, 29% and 15% of the voting shares, respectively, with several other investors holding the balance of the shares. Under the joint venture agreement with PEGASO, Leap Wireless has a contractual right to elect two of nine directors for so long as Leap Wireless owns 15% or more of the equity. Leap Wireless is under contract with PEGASO to provide operator services to PEGASO and expects to subcontract many of those services to GTE. GTE is one of the world's largest publicly traded international telecommunications operators with investments and operations in the United States and many other parts of the world.

     Capital Requirements and Projected Investments. The license acquisition and build out of the national operating system and the initial working capital will require a financing of approximately $1.2 billion to $1.4 billion. To date, the members of the joint venture, including Leap Wireless, have contributed $300 million of equity, including Leap Wireless' $100 million equity investment. In addition, QUALCOMM and another equipment vendor have agreed to provide over $500 million of equipment financing to the venture. PEGASO is also working with investment bankers to obtain additional financing which is required in 1999. At this time, however, the availability of financing for start-up companies in emerging markets is constrained. Thus, there can be no assurance this additional financing will be obtained.

     Regulatory Environment. After the passage of the Ley Federal de Telecomunicaciones (Federal Telecom Law), which came into effect on June 8, 1995 (the "1995 Law"), Mexican PCS/WLL auctions started on November 17, 1997. The Comision Federal de Telecomunicaciones ("COFETEL") offered four licenses in the 1.9GHz band (PCS) and four licenses in the 3.4GHz band (WLL). PEGASO successfully purchased nationwide PCS licenses in the auctions, each with a term of 20 years. The Secretaria de Comunicaciones y Transportes ("SCT") is the government ministry responsible for regulating the telecommunications sector and licensing new competitors, while COFETEL is the independent authority specifically charged with promoting and supervising the deregulation of Mexico's telecom sector. Modeled after the U.S. Federal Communications Commission, COFETEL was created by the 1995 Law. The 1995 Law provides the underlying basis for telecommunications competition in Mexico. The 1995 Law is designed to provide a pro-competitive regulatory environment in the Mexican wireless services market. It is also intended to outlaw cross subsidization of concessionary and competitive services and provides that concession and permit holders for public wireless service may not receive subsidies or preferential treatment from other telecommunications concessions.

     Telmex, the government telecommunications operator, is required by the 1995 Law to interconnect competing cellular operators to the landline public switch telephone network. Interconnect agreements are supervised and approved by the SCT. While cellular tariffs are no longer regulated by the SCT, rates must still be registered with the SCT. Mexico currently restricts foreign voting ownership of telecommunications networks and services to 49%.

     Competition. Mexico's current cellular market is divided into nine regions which operated with a regulated duopoly in each region prior to the recent auction of additional wireless licenses. Prior to the auction, seven operators provided cellular telephone service to one or more regions in Mexico: Telcel (which held the only nationwide license prior to the recent auctions), Iusacell, Norcel, Portatel, Baja Cellular Mexican, Movitel and Cedetel. As a result of the auction, PEGASO and the following wireless operators won the right to purchase licenses to operate in the Mexican PCS market: Unefon, Midicell, Grupo Hermes, Dipsa (a subsidiary of Telmex), and Iusacell. Furthermore, the local access market has been liberalized and new providers of local service are in the process of being licensed.

     Currently, the largest cellular operator, Telcel, a subsidiary of Telmex, is the Band A national cellular operator and covers all nine regions with a subscriber base of approximately 1.1 million subscribers. In the auctions, Telemex, through its subsidiary Dipsa, acquired an additional nationwide 10MHz PCS license. Iusacell is the second largest cellular operator in Mexico, covering four regions, including Mexico City and Guadalajara. However, even after acquiring two 10MHz PCS licenses at the auctions, Iusacell does not have licenses in all regions and thus does not have a nationwide footprint. The license purchased by Grupo Hermes covers only 1 of the 9 regions in Mexico. Unefon and Midicell did not pay the 80% balance of their license payments on September 30, 1998. The Mexican regulatory authorities have given these delinquent bidders six months to make final payment, plus interest. Delinquent bidders making payment on or before December 31, 1998 may not launch commercial service until July 1, 1999. Those making payment between January 1 and March 30, 1999 may not launch service until six months after payment. The other existing cellular operators, primarily those bordering the U.S., are run by operators significantly owned by Motorola.

     In summary, in the cellular and PCS bands there is one existing nationwide operator, Telemex, which operates through subsidiaries Telcel and Dipsa; one carrier Iusacell, with a large mixed band footprint (four 800 MHz licenses and two 1900 MHz licenses); and PEGASO, which holds a nationwide PCS license. Other competitors hold regional licenses and/or have not paid for, and therefore cannot operate under, their licenses.

     QUALCOMM TELECOMMUNICATIONS LTD., RUSSIA

     The Company holds a 70% interest in two companies which both have the name QUALCOMM Telecommunications Ltd. The first of such companies is a company organized under the laws of Cayman Islands ("QUALCOMMTel Cayman") and is a joint venture partner in Metrosvyaz Ltd. ("Metrosvyaz"). Metrosvyaz was formed to develop joint ventures with local Russian telecommunications operators (the "Joint Ventures") for the formation, development, financing and operation of wireless local loop (fixed) telephone services in the Russian Federation. Many local operators are currently licensed to operate wireless systems in Russia. Partnerships are being used to facilitate the implementation of such operations. Metrosvyaz expects to partner with local operators to offer the regional telephone companies and other licensed telecommunications operators a local solution, including financing, for the delivery of wireless telecommunications systems in their regions. Metrosvyaz hopes to obtain approximately 10 million new wireless local loop lines through the Metrosvyaz Joint Ventures during the ten years following the Distribution. There can be no assurance that Metrosvyaz will successfully obtain such wireless local loop lines. Fourteen such Joint Ventures have been formed or are in the process of being formed as of November 10, 1998. Metrosvyaz expects to own 50% of each such Joint Venture. Three of QUALCOMM's original customers who are in the process of implementing CDMA wireless local loop services with equipment provided by QUALCOMM have agreed to transfer their current operations, including their telecommunications licenses, to a Joint Venture. Long distance and international traffic are expected to be carried by Tass Loutch Telecom, a company organized under the laws of the Russian Federation and the holder of licenses for international and long distance telephone services in Russia. Tass Loutch Telecom currently has agreements in place to transmit long distance traffic. Tass Loutch Telecom has agreed to represent Metrosvyaz as its agent in connection with establishing the Joint Ventures and is being paid a commission based upon subscriber lines sold to the Joint Venture.

     In addition, Leap Wireless holds an interest in QUALCOMM Telecommunications Ltd., an Isle of Man company ("QUALCOMMTEL Isle of Man"), which in turn owns a 50% interest in Orrengrove Investments Ltd. ("Orrengrove"). Orrengrove currently holds a 60% interest in three related companies (the "Transworld Companies") one of which is the 50% owner of Tass Loutch Telecom. One of the Transworld Companies, through a subsidiary, intends to implement a long distance network in Russia consisting of earth stations deployed in various regions of Russia. The long distance network has been designed to work in conjunction with satellite services being provided by another Transworld Company to Tass Loutch Telecom. This network is intended to be used by Tass Loutch Telecom to offer long distance and international telephone services in Russia to local operators.

     The Company contemplates that the Transworld Companies and the Joint Ventures will enter into cooperative arrangements in the future, pursuant to which Tass Loutch Telecom will carry long distance and international traffic generated by the Joint Venture's wireless local loop operations.

     Market Opportunity. The Company believes that the Russian Federation market represents a significant CDMA service market opportunity. Russia currently has a population of approximately 149 million people with a teledensity of only 18%. Recently, the Russian telecommunications authorities announced that they intend to add 30 million additional subscriber lines of fixed service over the next 10-year period. To that end, more than 50 CDMA licenses have been granted to existing Russian PTT's and some private carriers. Russia's current population is approximately 73% urban. Russia's real GDP per capita in 1997 was $2,128. The cellular penetration was only 0.5% at the end of 1997 with very little wireless local loop service.

     Strategic Partners. The 50% of Metrosvyaz and the 50% of Orrengrove not owned by the respective QUALCOMMTel organizations are owned by Teletal Limited, a holding company affiliated with Itar Tass, the official news agency of the Russian Federation. The 30% of each of the QUALCOMMTel entities not owned by the Company are held by Tiller International Ltd. ("Tiller"), a private investment company, with telecommunications interests in Russia and significant contacts with Russian telecommunications regulators and regional operators.

     Company Rights and Interests. The Company holds a 70% interest in each of the QUALCOMMTEL entities. QUALCOMMTel Cayman owns a 50% interest in Metrosvyaz, organized in 1997, a joint venture with Teletal Limited. The Company holds a 70% interest in QUALCOMMTel Isle of Man, which in turn owns a 50% interest in Orrengrove. Orrengrove was organized in 1998 and also is a joint venture with Teletal Limited. In each of Metrosvyaz and Orrengrove, QUALCOMMTel has a right to elect four of nine Directors with Teletal Limited also having a right to elect four Directors. The ninth director will be jointly elected by the respective QUALCOMMTel entity and Teletal Limited. In addition, each of the QUALCOMMTel entities has agreed to cause one of the Directors to be elected by it to be a representative of Tiller. Leap Wireless has a right to elect four of seven Directors of each of the QUALCOMMTel entities and Tiller has the right to elect the remaining three Directors.

     The Company intends to play a significant role in the operation of Metrosvyaz as the implementation and rollout of the Joint Venture companies are initiated. The Company intends to provide oversight and direct support for the services in areas including marketing, distribution, customer care, billing and service initiation. The expertise of Leap Wireless' management will be applied (through Metrosvyaz) to assist the Joint Venture operators in managing successful system launches. Leap Wireless also intends to play a significant role in the implementation and rollout of the operations of the Transworld Companies, including construction, marketing, distribution, customer care, billing and service implementation.

     Capital Requirements and Project Investments. QUALCOMMTel Cayman, the Company and QUALCOMM have agreed to be responsible for providing or procuring financing for Metrosvyaz, on and subject to terms to be agreed and without the need for any direct guarantee from Teletal Limited or Tiller, up to an aggregate amount of $500 million to be invested in stages, the first of which is a loan agreement for the provision of $175 million from QUALCOMM. Metrosvyaz has agreed to purchase from QUALCOMM all of its CDMA equipment necessary to implement the Joint Ventures. Leap Wireless expects to loan Metrosvyaz approximately $55 million prior to December 1999. Metrosvyaz expects to require approximately $8 billion of capital over a 10-year period in order to provide the 10 million lines targeted by Metrosvyaz management.

     Leap Wireless has invested $51.8 million in Orrengrove in the form of a promissory note. Orrengrove, in turn, invested this amount in the Transworld Companies. Approximately $44 million of this sum is expected to provide the initial funding required for the buildout of two additional earth stations. The Transworld Companies will require additional loans or equity to complete the buildout of the nationwide long distance service.

     There can be no assurance that either Metrosvyaz or the Transworld Companies will be able to obtain the additional financing required.

     Regulatory Environment. The Russian Ministry of Communications is responsible for regulation and oversight of the telecommunications sector. Improving and maintaining the installed infrastructure are principal objectives of the Ministry of Communications in Russia. Deregulation and privatization of the telecommunications industry is occurring throughout the country. One company, Svyazinvest, a partially state-owned company with foreign investors, controls the majority of the voting interest in Russia's 89 regional PTT's. CDMA is currently only being used for wireless local loop in Russia. The Company believes that CDMA will, in the future, be made certified for mobility in the Russian Federation.

     Competition. Most of the targeted operators with whom Metrosvyaz expects to enter into joint venture agreements are established, government-owned, telecommunications companies in the various regions of Russia. The competition with the Joint Venture in most of the regions will be primarily with wireline services operated by the local partner of the Joint Venture. In some larger cities, however, including Moscow and St. Petersburg, there is meaningful competition from private cellular operators. In the long distance area, the principal competition will be from Rostelecom, the established long distance and international carrier in Russia.

     CHILESAT TELEFONIA PERSONAL, S.A., CHILE

     General. Chilesat Telefonia Personal, S.A. ("Chilesat PCS") is a joint venture company in which Leap Wireless holds a 50% interest. In 1997, Chilesat PCS acquired a nationwide license to offer PCS services in Chile. Chilesat PCS has deployed a nationwide cdmaOne system provided and financed by QUALCOMM. The system began limited commercial operation in September 1998 and has approximately 10,000 subscribers in late November 1998.

     Market Opportunity. Chile is considered by many to be a technology leader in Latin America. It has a stable economy and a regulatory environment that is friendly to foreign investors. Chile has a population of approximately 15 million people. In excess of 70% of the population is concentrated in the center of the country in the Santiago and Valparaiso regions. Current teledensity is approximately 15.5%. The real GDP per capita is $5,270. Currently there are approximately 600,000 PCS and cellular subscribers and approximately 2,800 wireless local loop subscribers in Chile, reflecting a wireless penetration of approximately 4%.

     Strategic Partner. A 50% interest in Chilesat PCS is owned by Telex Chile and its operating affiliate, Chilesat S.A., which is the third largest international long distance operator in Chile. Certain of Chilesat PCS's site leases are leased or subleased from Telex Chile. Telex Chile is currently operating under a stand-still agreement with many of its significant lenders because Telex Chile is unable to make principal reductions in its outstanding loans as required under its credit facility with such lenders. Telex Chile, in cooperation with its lenders, is seeking to sell some or all of its holdings in Chilesat PCS to improve its financial base. Thus, there can be no assurance that Chilesat PCS will be able to rely on Telex Chile or its affiliates to make additional capital contributions to Chilesat PCS when and if needed, or maintain site leases.

     Leap Wireless Rights and Interests. Leap Wireless holds 50% of the stock of Chilesat PCS through an equity class that has a liquidation preference over the shares held by Telex Chile and its affiliates. Each of the major partners is entitled to elect two of the five directors of Chilesat PCS and Leap Wireless is entitled to nominate the chief financial officer. Leap Wireless is providing management advice on deployment, marketing, back office and customer care issues to Chilesat PCS. If the short term loans described below are not repaid on or before January 31, 1999, Leap Wireless will have the right to convert such loans into equity in Chilesat PCS and thereby increase its voting shares to approximately 65%. In addition, a Subscription and Shareholders Agreement provides a substantial list of items which require a super majority vote, further extending Leap Wireless' management rights.

     Capital Requirements and Projected Investments. Leap Wireless estimates that Chilesat PCS will require a total financing of approximately $240 million (excluding handset financing but including the in-kind contributions described below) through 1999 to create a nationwide wireless system. Chilesat PCS was initially capitalized with a $42 million cash contribution from QUALCOMM, a contribution of the PCS license (valued by the parties at $28 million) and an
11.5 year right to use a nationwide backbone network from Telex Chile (valued by the parties at $14 million). A vendor forbearance to finance a full build-out of the system, including reasonable expansion following the initial rollout, was provided by QUALCOMM with a cap of $59.5 million. In addition, QUALCOMM also provided short term loans of approximately $35 million to Chilesat PCS in 1998 to fund network completion and working capital. Leap Wireless expects that Chilesat PCS will seek further vendor financing to satisfy a portion of its uncommitted financing requirements through 1999, and that Chilesat PCS will seek additional equity and/or debt financing to satisfy the balance of its requirements through 1999. In addition to the financing described above, QUALCOMM has committed to provide three year handset financing of up to $25 million.

     In connection with the Distribution, QUALCOMM transferred to Leap Wireless QUALCOMM's equity interest in Chilesat PCS and its right to receive payment from Chilesat PCS under the $35 million short term loans. Chilesat PCS has indicated that it intends to issue a $35 million capital call by January 1999 to allow it to repay the $35 million loans. Although Telex Chile has been experiencing financial difficulties (see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Substantial Leverage of Operating Companies), it has informed the Company that it intends, and will have the ability, to fund its $17.5 million portion of the expected capital call prior to January 31, 1999. If Chilesat PCS does not repay the $35 million of loans on or before January 31, 1999, Leap Wireless may convert the short term loans into equity in Chilesat PCS. Such a conversion would give Leap Wireless control over Chilesat PCS, subject to certain rights of Telex Chile under supermajority voting provisions.

     Regulatory Environment. The Subsecretaria Telecomunicaciones regulates the basic telecommunications network in Chile. In April 1997, Subsecretaria Telecomunicaciones awarded three licenses for PCS (1900MHz) mobile operations in Chile -- one to Chilesat PCS and two to affiliates of Entel Cellular. In addition, three major cellular operators (including Entel Cellular) were previously licensed by the government and are operating in Chile. The regulatory environment in Chile is considered to be stable, reliable and neutral to foreign investment. It is believed that the regulatory environment will not present impediments to an effective marketing plan, pricing or operations in Chile. Licenses and interconnections have been received and are in place.

     Competition. In addition to Chilesat PCS, there are three major operators of wireless services in Chile, each of which effectively provides nationwide service. Entel Cellular and CTC/Star Cell operate separate nationwide cellular systems. Bell South operates in central Chile, but it has established reciprocal roaming agreements with Entel Cellular. Through this arrangement, Bell South also effectively provides nationwide coverage. In addition to these cellular services, Entel launched a commercial PCS service using GSM technology in March of 1998 and currently has approximately 210 base stations deployed throughout Chile. A second PCS license, also controlled by Entel, has not been built out or put into operation.

     CHASE TELECOMMUNICATIONS, UNITED STATES

     General. Chase Telecommunications, Inc., a Delaware corporation ("Chase"), was the winning bidder for 11 wideband PCS "C Block" licenses and now holds 15MHz (as a result of voluntarily disaggregating half of its C Block spectrum) of spectrum covering approximately 6.3 million POPs in the Tennessee region with coverage of about 98% of Tennessee. Major markets include Nashville, Memphis, Knoxville and Chattanooga. Chase was the sixth largest winner in the PCS C Block auction. Unlike the other Leap Wireless opportunities, Leap Wireless has invested a relatively small amount of equity capital in Chase, and is not significantly involved in the management of Chase. Limited involvement is required in this instance by the regulations of the Federal Communications Commission ("FCC") relating to ownership and control of C Block PCS license holders.

     Chase has begun deploying a cdmaOne wireless telecommunications network that will serve its licensed areas. It completed its initial system and launched commercial service in Chattanooga in October 1998. It is the first PCS provider in the Chattanooga area and, as of November 15, 1998, had approximately 3,100 subscribers. Chase requires additional financing to continue operations in Chattanooga and to expand to other areas in which it holds licenses. Chase has begun design of its Nashville, Knoxville and Memphis networks and, if suitable additional financing can be obtained, expects to launch services in these metropolitan areas in 1999. Chase acquired its PCS licenses through the FCC C Block spectrum auctions in 1996 and has benefited from both favorable government financing terms on the auction price and a 50% reduction in the aggregate principal amount due as a result of the subsequent C Block restructuring in which Chase elected to disaggregate 15MHz of its 30MHz of spectrum in each of its markets.

     Market Opportunity. Chase presented Leap Wireless an opportunity to be involved in the competitive United States markets with a relatively small investment. Chase's Nashville, Memphis, Knoxville and Chattanooga markets account for approximately 4.6 million of Chase's approximately 6.3 million POPs. The state of Tennessee is situated in the heart of the growing Southeast with a diverse economic base including manufacturing, services, retail and wholesale trade, transportation, finance and agriculture. Tennessee has experienced strong population and economic growth over the period from 1991 to 1996. In addition, Tennessee's median household income grew at the second highest rate in the United States between 1992 and 1994 and at 129% of the national average from 1991 to 1996. Tennessee continues to attract people and businesses due to its low state excise and franchise taxes and lack of both personal income tax on earned income and property tax. Tennessee's job growth was 125% of the U.S. average from 1991 to 1996 and continues to present strong growth for small and mid-sized business.

     Strategic Partners. Chase was founded by Tony Chase, formerly the chairman and CEO of Faith Broadcasting Corporation which operates radio communications licenses in several major markets in Texas. In addition, Chase has established strong strategic relationships with QUALCOMM, as an equipment supplier.

     Leap Wireless Rights and Interests. Leap Wireless holds a 7.2% interest in Chase. Leap Wireless does not have a right to board representation or to otherwise participate in management to any material degree.
Leap Wireless expects that, from time to time, it will provide Chase with advice with respect to CDMA deployments and network operations.

     Capital Requirements and Projected Investments. The business plan for building out and launching the entire region requires Chase to raise in excess of $250 million. Chase has twice attempted and failed to raise high yield debt in the public market. The current strategy involves a plan to deploy an initial system in Chattanooga to demonstrate the viability of the Chase business plan before again seeking to enter the high yield debt market. QUALCOMM has agreed to provide Chase $22 million in vendor financing and Leap Wireless has agreed to provide Chase with $25 million in working capital financing, which has allowed Chase to complete the initial build-out and startup of the Chattanooga system. As a result of these interim financings, Leap Wireless holds warrants to acquire up to an additional 8.5% of the currently outstanding Chase equity. Chase needs to obtain additional financing in the near future. If Chase successfully completes a high-yield debt offering, the Company expects QUALCOMM will expand its vendor financing to $130 million, and Leap Wireless has committed, subject to certain conditions and exceptions, to convert the working capital loan into $25 million of senior unsecured notes in Chase.

     Regulatory Environment. In maintaining its PCS licenses, Chase is required to comply with numerous FCC requirements, including qualifying as a "small business" to receive the bidding credits towards the purchase of its PCS licenses and entitling Chase to the government financing of these licenses. If Chase seeks to assign or transfer control of its licenses to an entity not satisfying the small business requirements or that qualifies for lower bidding credits, unjust enrichment penalties apply.

     Competition. Chase faces and expects to face competition in these markets from current and potential market entrants including, among others, Sprint Spectrum, Power Telecom, AT&T, Bell South and Alltel. The Company believes that such competitors currently are or will soon begin operating their respective networks in such territories. Additionally, the FCC rules allow licensees to partition or disaggregate their spectrum. If other licensees create such partitioned or disaggregated licenses, this could increase the number of competitors and the types of competition in Chase's market.

     OZPHONE PTY. LTD., AUSTRALIA

     General. Leap Wireless holds a 100% equity interest in OzPhone Pty. Ltd. ("OzPhone"), an Australian corporation formed to participate in Australia's personal communication services auctions. OzPhone has been awarded ten 800MHz licenses covering approximately 6.4 million POPs to provide digital mobile and wireless local loop services in major metropolitan and rural areas throughout Australia. The three regions covered are Tasmania, Perth and the Brisbane/Cairns region and neighboring areas.

     OzPhone expects to build regional wireless telephony networks using CMDA technology and will offer advanced wireless services to improve service quality and increase choices for customers. The Company believes CDMA technology and spectral efficiency will be suitable for large city operations and the wide coverage afforded by CDMA base stations will allow OzPhone's networks to be extended to rural areas. OzPhone has a commitment from QUALCOMM to provide wireless telecommunications subscriber and infrastructure equipment with 100% financing.

     OzPhone's license does not require it to begin operations or provide coverage to specified segments of the Australian population by a specific date.

     Market Opportunity. Leap Wireless believes that there is promising growth potential in telecommunications services in Australia and believes that it can achieve a market niche through an appropriate regionalized wireless marketing strategy. Australia is a highly developed country with a stable economic and regulatory environment and an advanced telecommunications infrastructure. Australia's population of approximately

19 million people is largely centered on its west and east coasts. Australia's real GDP per capita in 1997 was $20,062 with a teledensity of approximately 49.7%. The cellular penetration was only 29% at the end in 1997.

     Strategic Partners. Leap Wireless intends to seek one or more local partners to participate in the development of the opportunity it has recognized in Australia. Those partners have not yet been identified but they are expected to be selected based on their local wireless experience and/or other local contacts.

     Capital Requirements and Projected Investments. OzPhone has a projected capital requirement of approximately $150 million to build out the network through 1999 and launch service to its first markets. Final capital raising plans have not yet been completed. As of September 1, 1998, Leap Wireless has invested $6 million to acquire the licenses and expects to invest an additional $13.3 million in equity to begin limited operations before the end of 1999.

     Regulatory Environment. A deregulation process began in Australia in the late 1980's and has been monitored by the Australian Telecommunications Commission. A new Telecommunications Act was introduced to the Australian Parliament in December 1996, which has encouraged competition and modernization of Australia's telephone networks. In 1995, the "Hilmer Reforms" came into effect and are designed to provide a generalized pro-competition policy spanning all industries including telecommunications. In addition, the Australian government has indicated that, over the long term, it intends to phase-out all analog service throughout Australia.

     Competition. The wireless telecommunications industry in Australia is currently controlled by three companies, with Telstra accounting for approximately 60% of total subscribers, Optus accounting for approximately 33% of total subscribers, and Vodaphone accounting for the remaining 7% of total subscribers. Approximately one-third of all mobile phone users are now individual subscribers, with small and medium business users comprising approximately an additional 40% of subscribers. The largest competitor, Telstra, was partially privatized in 1997 and has been losing market share to Optus Communications, which entered the fixed and mobile markets in early 1990 effectively ending Telstra's monopoly. Optus' success is due in large part to a heavy promotional strategy. Vodaphone's entry into the telecommunications market has further eroded Telstra's market share. The addition of competitors has caused a sharp decline in the revenues per user though this trend has tended to stabilize over time. Recent auctions added three additional competitors to the market, including Hutchinson and AAPT in addition to OzPhone. The Company expects that the new entrants will attempt to win market share through innovative marketing and distribution strategies and the utilization of advances-in-use capacity, especially with CDMA technology. OzPhone will face difficulty in competing with the existing wireless carriers and resellers due to lack of brand name recognition and an existing operating history in Australia.

     UNITED STATES WIRELESS OPPORTUNITIES

     General. Leap Wireless is investigating wireless telecommunications opportunities in the United States based on providing a fixed fee, limited mobility cdmaOne telephone service targeted at the mass consumer market. This strategy is different from the existing model used by most current wireless operators in the United States. The Company believes this approach may also be appropriate in selected foreign markets. Leap Wireless has entered into a contract to acquire F Block licenses to operate wireless telecommunications systems in four BTAs in North and South Carolina, and the Company is currently exploring opportunities to acquire other spectrum in the United States. The Company has formed two wholly-owned subsidiaries to pursue these opportunities.

     In order to pursue wireless telecommunications opportunities in the United States and implement its strategy, the Company or one or more entities in which the Company will hold an equity interest, intends to acquire spectrum and operate in the U.S. broadband PCS frequency blocks. The Company anticipates that it will acquire such spectrum either directly or through one or more subsidiaries. To the extent that available spectrum is in the C and F Blocks, the Company's equity participation will have to be through companies designed to satisfy the FCC "Designated Entity" requirements. Leap Wireless expects that it or one of the newly formed subsidiaries of Leap Wireless, and those affiliates which are attributable to it under the FCC rules relating to Designated Entities, will qualify as a Designated Entity, although there can be no assurance that it will. If Leap and/or its subsidiaries do not so qualify, complying with the "Designated Entity" requirements would limit Leap Wireless' ownership in such C and F Block license holding companies to 25% of the equity of such license holder. If the Company is not able to directly or indirectly acquire spectrum, it may enter into reseller agreements with PCS operators for minutes of use, with Leap Wireless making equity investments in such operators in accordance with applicable law.

     In the U.S., PCS and cellular provide essentially the same service but differ in two ways: frequency and bandwidth. PCS networks operate in a higher frequency band (1850-1990 MHz) than cellular (800-900 MHz). PCS licenses also comprise 30 MHz bandwidth (A, B and C-Blocks) or 10 MHz bandwidth (D, E and F-Blocks), versus 25 MHz bandwidth for cellular networks.

     Market Opportunity. Wireless telephony penetration is currently approximately 24% of the potential U.S. market. A market convergence has begun to occur between the development of wireless and wireline services as wireless costs rapidly drop below traditional wireline costs for comparable services. This has resulted in the introduction of new wireless services that have penetrated new markets. In the U.S. market, incumbent wireline operators are preparing to offer long distance services to their customers, while at the same time the traditional long distance carriers are trying to effect entry into the local loop arena. Wireless carriers have made efforts to offer more competitively priced services, but have focused on high mobility customers that generate higher revenues.

     Without the economies of scale that volume affords, current wireless marketing models suffer with the loss of any portion of the traditional business market segment. Wireless companies operating on such models are likely to continue to compete for the same customer base and for increasingly diminishing economic returns. In contrast, the Company's intended strategy is to provide a high-quality, fixed fee, limited mobility cdmaOne wireless telephone service targeted at the mass consumer market.

     Strategic Partners. The Company expects to implement its United States wireless opportunities through a strategic consortium of companies and investors.

     Capital Requirements and Projected Investments. Because the scope of this opportunity has not yet been developed and is subject to market research and trials, Leap Wireless has not yet developed a detailed capital budget or investment strategy. However, Leap Wireless has budgeted approximately $81 million to pursue this strategy in the U.S. wireless market. The Company will look for opportunities to acquire spectrum in the U.S. PCS frequency Blocks A, B, D and E. In addition, the Company may look for opportunities to participate in PCS service provision by establishing and entering into reseller agreements with qualifying "Designated Entities" that can hold C and F Block frequency. Furthermore, the Company may enter into reseller agreements with other holders of spectrum on favorable terms and conditions. Leap Wireless anticipates that it will structure its reseller relationships and relationships with any Designated Entities in a fashion to maximize the potential benefit to Leap Wireless shareholders as a whole while complying with applicable FCC requirements. The Company also anticipates that it may participate in the upcoming re-auction of PCS spectrum by the FCC, currently scheduled to commence in March 1999.

     Regulatory Environment. In this effort, Leap Wireless will operate in the complex United States FCC regulatory scheme. The Company will be required to maintain compliance with all of the requirements for conducting wireless operations in the United States and the requirements for entering into reseller agreements with United States operators, including the requirements applicable to Designated Entities to the extent the subject spectrum is in the C and F Blocks. PCS licenses are granted for a 10 year period at the end of which the licensee must apply for renewal. Licenses may be revoked by the FCC at any time for cause including failure to comply with the terms of the licenses or failure to qualify for such licenses, malfeasance or other misconduct. Construction regulations and moratoria are in effect in some markets which can create certain risks and costs associated with the construction of a network. The licensing, construction, operation, sale and interconnection agreements of wireless telecommunications systems are regulated to varying degrees by the FCC and State regulatory agencies. Such regulation is continually evolving and there are a number of issues on which regulation has been or in the future may be suggested. The Telecommunications Act of 1996 mandates significant changes in existing regulations of the telecommunications industry to promote competi-tive development of new service offerings, to expand the availability of telecommunications services and to streamline the regulation of the industry.

     Competition. The U.S. wireless industry is characterized by intense competition between PCS, cellular and other wireless service providers. There can be no assurance that the Company will be able to compete successfully or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. In addition, most of the Company's prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company. Some competitors are expected to market and bundle other services, such as cable television access, long distance, landline telephone service and Internet access with their wireless telecommunications service offerings. The Company plans to enter into agreements with others that will allow it to offer some or all of these services, but it has not yet entered into any such agreements and it cannot provide assurances that it will conclude any such agreements. A limited number of the Company's prospective competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States.

     The Company's planned service would compete with some or all of the services offered by (i) the historic landline operators and other local exchange carriers ("CLECs"), (ii) PCS carrier, and (iii) cellular carriers. Landline and CLEC operators have established market positions which put the Company at a significant market disadvantage. Other PCS providers in the U.S. include major competitors such as PrimeCo, Sprint and AT&T, all of which have large coverage systems and entered the PCS market earlier than the Company. There can be no assurance that such time-to-market advantage will not have a material adverse effect on the Company's ability to successfully implement its strategy in the United States. Furthermore, PCS licensees may also partition and disaggregate their PCS licenses into smaller service areas, which could provide new entrants with further opportunities to enter the PCS market. The Company also expects that the two incumbent cellular providers in each of the Company's planned United States markets, all of which have infrastructure in place, a customer base and a brand name, and have been operational for five to ten years or more, will continue to upgrade their networks. The Company further expects to compete with other telecommunications technologies such as paging, enhanced specialized mobile radio and global satellite networks.

     Network and Development Plan. The business plan, if successful in trials, will be developed for nationwide sales and service in the U.S.

     TELESYSTEMS OF UKRAINE

     QUALCOMM and Leap Wireless have agreed that, if certain events occur before April 2000, certain assets and liabilities related to QUALCOMM's operating company in Ukraine, Telesystems of Ukraine ("TOU"), will be transferred to Leap Wireless. There can be no assurance that such events will occur or that legal impediments to transfer will be removed, or that QUALCOMM's interest in TOU will ever be transferred to Leap Wireless.

     General. Under the terms of the Separation and Distribution Agreement, if QUALCOMM is able to transfer its full 49% equity interest in TOU to Leap Wireless on or before April 2000, Leap Wireless is obligated to accept the transferred interest. In April of 1997, TOU obtained a license to construct, own, operate and maintain CDMA wireless local loop telecommunications systems throughout most of Ukraine. In March of 1998, TOU obtained a national and international long distance license for the nine major regions of Ukraine covering most of the 51 million POPs in that country.

     TOU currently is in the process of deploying wireless local loop telecommunications systems in the Ukrainian capital city of Kiev. TOU recently commenced a soft launch of the system and the Company expects that TOU will commercially launch the system in Kiev in early 1999. If the commercial launch in Kiev is successful, TOU plans to deploy a second system in Odessa and then deploy systems in additional major Ukrainian cities based on a schedule and funding plan to be completed based on the success of the Kiev system. TOU intends to offer subscribers wireless local loop services as well as mobile services within each region of Ukraine. TOU is the first communications operator to provide CDMA in Ukraine. In addition to providing wireless local loop and mobility service, TOU is permitted under the terms of its national and international access license to provide national and international long distance services.

     Market Opportunity. Ukraine is the second largest of the former Soviet countries and represents an attractive market for wireless telecommunications services. The Ukrainian telecommunications market remains significantly under-served by existing wireline and wireless operators. To improve the telephone services in Ukraine, the Ukrainian government has established a telecommunications program with a goal of increasing teledensity from 14.97% in 1993 to 30% by 2000. Ukraine's population of approximately 51 million people is approximately 68% urban. The real GDP per capita in 1997 was $2,853 and is declining. The wireless penetration was only 0.13% at the end in 1997.

     Strategic Partners. In the event QUALCOMM transfers its interest in TOU to Leap Wireless, the Company's partners will include Rhuta-Farm, a Ukrainian limited company ("Rhuta-Farm"), which holds a 41.1% participation interest in TOU. Rhuta-Farm is engaged in the manufacture, import and distribution of pharmaceuticals throughout Ukraine. The majority owner of Rhuta-Farm is Victor Zholinski, who has extensive knowledge of the Ukrainian telecommunications market and Ukrainian political environment. In addition to Rhuta-Farm, Ukrtelecom, the national wireline provider in Ukraine, holds a 9.9% participation interest in TOU. Since this venture was formed, the number of competitors has increased in Kiev (TOU will be the sixth). Furthermore, the overall relationship with Rhuta-Farm has become strained. QUALCOMM and Rhuta-Farm currently have material disagreements on speed and method of system deployment, the terms of acceptable project financing and the day-to-day control of the operation of TOU. These disagreements have delayed funding of the system and have resulted in delays in commercial operation of the system. See "Factors That Could Affect Future Performance -- Joint Ventures."

     Leap Wireless Rights and Interests. In the event QUALCOMM transfers its interest in TOU to Leap Wireless, Leap Wireless will have up to 49% of the voting rights of TOU, though by contract Leap Wireless would also have the right to elect the majority of TOU's board of directors. Leap Wireless would also have the right to appoint many of the operating officers of the company. Leap Wireless would play a significant role in the operation of TOU, offering oversight and direct support for services in areas including system design, planning, installation, marketing, distribution, customer care, billing and service initiation. In the event QUALCOMM transfers its interest in TOU to Leap Wireless, Leap Wireless expects to apply its expertise to assure that TOU manages a successful system launch resulting in forecasted subscriber growth and revenue.

     Capital Requirements and Projected Investments. TOU will require approximately $51 million to complete license acquisition and the build-out and initial operation of the system in Kiev of which approximately $35 million is expected to be provided by Leap Wireless and/or QUALCOMM. The partners in TOU contributed approximately $150,000 in equity to the venture. In addition, as of June 29, 1998, QUALCOMM has invested approximately $16 million pursuant to an Agreement on Joint Investment Activity which, under Ukrainian law, is equity with features similar to a redeemable preferred stock. If transferred to Leap Wireless, this equity interest would provide Leap Wireless a favorable preferred return on the invested capital and a return of capital before any of the other partners received a return on their investments. The Company expects that if QUALCOMM transfers its interest in TOU to Leap Wireless, then QUALCOMM will provide equipment to TOU and up to $70 million of equipment financing for a full country build-out and may provide additional working capital on terms to be negotiated. Funding for build-out beyond Kiev is not yet committed.

     Regulatory Environment. The Ukrainian Parliament adopted CDMA as a nationwide wireless standard on June 28, 1996. In April 1997, the Ukrainian Ministry of Communications ("MOC") issued TOU a nationwide license to operate a CDMA wireless local loop telecommunications system in the 800 MHz band. The MOC is responsible for the regulation and oversight of the telecommunications sector, including wireline and wireless local loop operations. The MOC supervises and audits the performance of each licensee's legal and contractual obligations. The MOC also has general authority to issue regulations for telecommunications operators, subject to applicable law. Ukrainian law requires that licensees operating telecommunications systems issue a minimum of 51% of their equity (on a fully diluted basis) to Ukrainian corporations or individuals. However, to attract foreign investment, the Ukrainian Foreign Investment Laws allow foreign investments in telecommunications companies pursuant to joint investment agreements. Under this format, a Ukrainian partner can allocate up to 100% of the profits in a telecommunications venture to a foreign partner until the foreign partner has been repaid its investment. Leap Wireless anticipates proceeding under this authority. The nationwide CDMA license granted to TOU allows TOU to construct, own, operate and maintain a wireless local loop telecommunications system throughout Ukraine. To obtain the license, TOU was required to make a one time payment of $8.1 million ($0.16 per POP). The term of the license is 15 years and is renewable.

     The MOC has also issued a national and international access license allowing TOU to own, operate and maintain a national telecommunications network and connect to international telecommunications networks. The term of the national and international license is 15 years and is renewable.

     Competition. Ukrtelecom is the national wireline provider. UMC is a wireless telecommunications provider that owns and maintains wireless systems in NMT technology and a GSM network in Kiev. Kiev Star is a mobile telecommunications operator providing GSM services. Golden Telecom is a mobile operator providing GSM services. DCC is a cellular telecommunications company providing digital AMPS services. Wellcom (USR) is a cellular telecommunications company providing GSM services.

COMPETITION

     There is increasing competition in the wireless telecommunications industry in the United States and throughout the world. There can be no assurance that the Company will be able to compete successfully or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. In addition, most of the Company's prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company.

     Although the implementation of advanced telecommunications services is in its early stages in many developing countries, the Company believes competition is intensifying as businesses and foreign governments realize the market potential of telecommunications services. Many of the Company's operating companies currently face competition from existing telecommunications providers. A number of large American and European companies and large international telecommunications companies are actively engaged in programs to develop and commercialize telecommunications services in both developing and developed countries. In many cases, the Company also competes against the landline carriers, including government-owned telephone companies. In some cases, the competition is from government-controlled or supported entities that are, or may in the future be, privatized or otherwise become more efficient and competitive. In addition, the Company's operating companies throughout the world may face competition with new technologies and services introduced in the future. Although the Leap Wireless Operating Companies intend to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render the technologies employed by such companies obsolete. See "Factors That Could Affect Future Performance -- Rapid Technological Change." The Company also expects that the price that its operating companies charge for their products and services in certain regions will decline over the next few years as competition intensifies in their markets. See "-- Leap Wireless Operating Companies."

     The U.S. wireless industry is characterized by intense competition between PCS, cellular and other wireless service providers. A limited number of the Company's prospective competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States. The Company's planned U.S. service would compete with some or all of the services offered by (i) the historic landline operators and other local exchange carriers ("CLECs"), (ii) PCS carriers, and (iii) cellular carriers. Landline and CLEC operators have established market positions which put the Company at a significant market disadvantage. Other PCS providers in the U.S. include major competitors such as PrimeCo, Sprint and AT&T, all of which have large coverage systems and entered the PCS market earlier than the Company. There can be no assurance that the time-to-market advantage of these providers will not have a material adverse effect on the Company's ability to successfully implement its strategy. Some competitors are also expected to market other services, such as cable television access, long distance, landline telephone service and Internet access with their wireless telecommunications service offerings. The Company plans to enter into agreements with others that will allow it to offer some or all of these services, but it has not yet entered into any such agreements and it cannot provide assurances that it will conclude any such agreements. Furthermore, certain competing licensees may partition and disaggregate their competing licenses into smaller service areas, which could provide new entrants with further opportunities to enter the Company's markets. The Company also believes that the two incumbent cellular providers in each of the Company's planned United States markets, all of which have infrastructure in place, a customer base and a brand name, and have been operational for five to ten years or more, will continue to upgrade their networks. The Company further expects to compete with other telecommunications technologies such as paging, enhanced specialized mobile radio and global satellite networks. See "-- Leap Wireless Operating Companies -- United States Wireless Opportunities."

     In addition, QUALCOMM may choose to pursue new CDMA-based wireless telecommunications businesses and ventures that would also be attractive projects for the Company. QUALCOMM will have no obligation to refer any such project to the Company and may compete with the Company for such projects. Also, QUALCOMM will not be restricted from pursuing wireless telecommunications opportunities that may compete directly with the Company or the Leap Wireless Operating Companies. Any such competition or potential competition could result in conflict between the Company and QUALCOMM and adversely affect other relationships between the companies. Moreover, there can be no assurance that the Company would be able to compete effectively with QUALCOMM with respect to these opportunities.

     In addition, the Company believes that companies holding equity interests in multiple operating companies throughout the world will be increasingly predominant in the wireless communications industry and expects to experience increasing competition from entities with structures resembling that of Leap Wireless.

GOVERNMENT REGULATION

     The construction, operation, sale and interconnection arrangements of wireless telecommunications systems and the grant, maintenance and renewal of applicable licenses in each of the countries outside the United States in which Leap Wireless has operations are regulated by governmental authorities in each such country. In some cases, the regulatory authorities also operate or control the operations of the competitors of the operating companies. Changes in the current regulatory environment of these markets or future judicial intervention, or regulations affecting the pricing of the operating companies' services, could have a material adverse effect on the Company. In addition, the regulatory framework and authorities in certain of the countries where the Company operates are relatively recent and, therefore, the enforcement and interpretation of regulations, the assessment of compliance, and the degree of flexibility of regulatory authorities are uncertain. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses, penalties and/or fines or otherwise could have a material adverse effect on the Company. For a more detailed description of the regulatory environment in the United States and each of the other countries in which Leap Wireless operates, see the "Regulatory Environment" discussion for each of the Leap Wireless Operating Companies under "Business -- Leap Wireless Operating Companies."

     The construction, operation, sale and interconnection arrangements of wireless telecommunications systems and the grant, maintenance and renewal of applicable licenses in the United States are regulated to varying degrees by state regulatory agencies, the FCC, the United States Congress and the courts. The Leap Wireless Operating Companies doing business in the United States, and Leap Wireless, will be required to maintain compliance with all of the requirements for conducting wireless operations in the United States and the requirements for entering into reseller agreements with United States operators. Such regulation is continually evolving and there are a number of issues on which regulation has been or in the future may be suggested. The Telecommunications Act of 1996 mandates significant changes in existing regulations of the telecommunications industry to promote competitive development of new service offerings to expand the availability of telecommunications services and to streamline the regulation of the industry. There can be no assurance that the FCC, Congress, the courts or state agencies having jurisdiction over the business of any of the Company's United States operating companies will not adopt or change regulations or take other actions that would adversely affect the Company's financial condition or results of operations. Many of the FCC's rules relating to the businesses of the Company's United States operating companies have not been tested by the courts and are subject to being changed by Congressional action. In addition, FCC licenses are subject to renewal and revocation. There can be no assurance that the licenses of the Company's United States operating companies will be renewed or not be revoked.

EMPLOYEES

     On November 1, 1998 the Company had approximately 60 full time employees, including temporary employees but excluding employees of the Leap Wireless Operating Companies. It also had several consultants under contract to work on specific projects.

RELATIONSHIP BETWEEN QUALCOMM AND THE COMPANY

     To facilitate an orderly transfer of the businesses and ventures of the Company (the "Leap Wireless Business") from QUALCOMM to the Company and an orderly transition to the status of two separate independent companies, QUALCOMM and the Company entered into various agreements and relationships, including those described in this section. The agreements summarized in this section are included as exhibits to this report. For purposes of the agreements described below, the term "QUALCOMM" refers to QUALCOMM and its subsidiaries, to the extent applicable.

     QUALCOMM's relationships as equipment vendor to Leap Wireless and the Leap Wireless Operating Companies and as lender under the Credit Facility will give QUALCOMM significant influence over Leap Wireless and will create certain conflicts with Leap Wireless. In addition, QUALCOMM is not restricted from competing with the Company or any of the Leap Wireless Operating Companies or pursuing directly wireless telecommunications businesses which would also be attractive to Leap Wireless.

     SEPARATION AND DISTRIBUTION AGREEMENT

     Immediately prior to the Distribution, QUALCOMM and the Company entered into the Separation and Distribution Agreement (the "Separation and Distribution Agreement") which set forth the agreements between the Company and QUALCOMM with respect to the principal transactions required to effect the separation of the companies (the "Separation") and the Distribution, and certain other agreements governing the relationship between the parties thereafter.

     To effect the Separation, QUALCOMM transferred the Leap Wireless Business to Leap Wireless. QUALCOMM also contributed to Leap Wireless the following: (i) $10 million in cash; (ii) certain indebtedness of the Leap Wireless Operating Companies owed to QUALCOMM; (iii) QUALCOMM's rights under certain agreements to the extent relating solely to the Leap Wireless Business (such as registration rights and other similar rights as a holder of equity interest in the Leap Wireless Operating Companies); and (iv) miscellaneous assets. QUALCOMM's performance as an equipment vendor is not a condition to payment to Leap Wireless under the notes and other indebtedness transferred. No intellectual property was transferred to Leap Wireless in connection with the Separation, and QUALCOMM retained all rights not expressly transferred with respect to any and all agreements with the Leap Wireless Operating Companies.

     In connection with such transfer of assets and rights by QUALCOMM, Leap Wireless issued QUALCOMM a warrant to purchase 5,500,000 shares of Leap Wireless Common Stock for approximately $6.11 per share, or an aggregate of approximately $33.6 million dollars (the "Warrant"). The Warrant is currently exercisable and remains exercisable for ten years.

     In addition, Leap Wireless assumed certain liabilities of QUALCOMM, including without limitation (i) significant funding obligations with respect to the Leap Wireless Operating Companies totaling approximately $75 million (of which approximately $14 million has been funded by Leap Wireless since the Distribution Date); (ii) QUALCOMM's rights and obligations to participate in the management of the Leap

Wireless Operating Companies; and (iii) certain accrued liabilities with respect to Leap Wireless' employees in the amount of approximately $2 million.

     The Separation and Distribution Agreement also (i) included releases of claims of each party to the other, except as expressly set forth in the Separation and Distribution Agreement, (ii) provided for the allocation of certain contingent liabilities and (iii) provided the parties with certain indemnification rights against each other.

     Leap Wireless also agreed in the Separation and Distribution Agreement that, until January 1, 2004, it will, subject to certain specified limited exceptions, deploy only systems using or planning to use cdmaOne. CdmaOne is the original standard for fixed or mobile wireless telecommunications systems based on or derived from QUALCOMM's CDMA technology and successor standards that QUALCOMM has adopted. CdmaOne has been adopted as an industry standard by the TIA and other recognized international standards bodies. For purposes of the Separation and Distribution Agreement, cdmaOne also includes other CDMA systems that are compatible with or employ the same physical layer as the original cdmaOne and adopted by QUALCOMM, or that are compatible with the infrastructure and subscriber equipment manufactured and sold by QUALCOMM (e.g., the TIA/EIA/IS-95 digital cellular standard and ANSI JSTD-008 digital PCS standard to be published).

     The Company also agreed that, until January 1, 2004, it will, subject to certain specified limited exceptions, invest only in companies using cdmaOne systems, in connection with terrestrial wireless activities. Pursuant to the Separation and Distribution Agreement, and subject to certain exceptions, QUALCOMM has a non-exclusive, royalty-free license to any patent rights developed by Leap Wireless or any of Leap Wireless' affiliates. In addition, pursuant to the Separation and Distribution Agreement, the Company granted to QUALCOMM a right of first refusal for a period of three years with respect to proposed transfers by Leap Wireless of interests in joint venture and equity interests included in the Leap Wireless Business at the time of the Distribution, subject to preexisting rights of other investors. Leap Wireless further agreed to take an active role in the management of companies with which it has joint venture or equity interests, consistent with its own business needs and applicable laws, contractual arrangements and other requirements. The parties also agreed, with certain limited exceptions, that for a period of three years following the Distribution neither party will solicit or hire employees of the other.

     Under the Separation and Distribution Agreement, QUALCOMM and Leap Wireless agreed that, if certain events occur before April 2000, certain assets and liabilities related to TOU will be transferred to Leap Wireless. There can be no assurance that such events will occur or that legal impediments to transfer will be removed, or that QUALCOMM's interest in TOU will ever be transferred to Leap Wireless.

     CREDIT FACILITY

     Immediately prior to the Distribution, the Company entered into a secured Credit Facility with QUALCOMM. The Credit Facility consists of two sub-facilities. The Working Capital Facility enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, subject to the terms thereof. The proceeds from the Working Capital Facility may be used by Leap Wireless solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment and/or the acquisition of telecommunications licenses. The Investment Capital Facility enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, subject to the terms thereof. The proceeds from the Investment Capital Facility may be used by Leap Wireless solely to make certain identified portfolio investments.

     Amounts borrowed under the Credit Facility are due and payable in September 2006, subject to earlier payment pursuant to the terms of the Agreement. The Credit Facility required a 2% origination fee. QUALCOMM has a first priority security interest in, subject to certain exceptions, substantially all of the assets of Leap Wireless for so long as any amounts are outstanding under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001; and prior to such time, accrued interest shall be added to the principal amount outstanding. After QUALCOMM assigns more than 10% of the aggregate funding commitments to other lenders, a commitment fee is payable in favor of the lenders on unused balances under the Credit Facility.

     The Credit Facility requires the Company to, among other things, achieve and maintain a total debt to total capitalization financial ratio. The Credit Facility also contains operating covenants, including restrictions on the ability of the Company to incur indebtedness, merge, consolidate or transfer all or substantially all of its assets, make certain sales of assets, create, incur or permit the existence of certain liens or pay dividends. Pursuant to the Credit Agreement, Leap Wireless agreed that it will not at any time permit the quotient obtained by dividing total debt by total capitalization of Leap Wireless to exceed the following levels during the indicated periods:

                           PERIOD                             LEVEL
                           ------                             -----
Through September 2002......................................   70%
After September 2002........................................   50%

     The Company was in compliance with the financial covenant on August 31, 1998. In addition, the Credit Facility permits uses of funds only for specified purposes, restricts the nature and breadth of the Company's joint venture and equity interests, and imposes other restrictions on the operation of the Company's business. Upon certain sales of assets, certain agreed percentages of the proceeds are required to prepay the Credit Facility.

     MASTER AGREEMENT REGARDING EQUIPMENT PROCUREMENT

     The Master Agreement Regarding Equipment Procurement (the "Equipment Agreement") sets forth certain obligations of Leap Wireless and QUALCOMM with respect to the purchase and sale of certain terrestrial-based cdmaOne infrastructure and subscriber equipment. Pursuant to the Equipment Agreement, Leap Wireless agreed that as long as QUALCOMM offers equipment on competitive terms and conditions as set forth in the Equipment Agreement, then: (i) Leap Wireless will purchase from QUALCOMM not less than 50% of Leap Wireless' direct requirements for infrastructure and subscriber equipment during the five-year period following the first such purchase; (ii) with respect to each direct or indirect investment by Leap Wireless which is made prior to October 2002 in a wireless telecommunications operating entity operating in the United States in which Leap Wireless has not previously invested (a "U.S. Operator"), Leap Wireless shall cause each such U.S. Operator, as a condition of and prior to making such investment, to enter into an equipment requirements agreement with QUALCOMM which shall require such U.S. Operator to purchase from QUALCOMM not less than 50% of its requirements for infrastructure and subscriber equipment during a five year period commencing on the date of such investment; and (iii) with respect to each direct or indirect investment by Leap Wireless in a U.S. Operator which is made after September 2002, Leap Wireless shall exercise its commercially reasonable efforts to cause the U.S. Operator, as a condition of making such investment, to provide QUALCOMM with a reasonable opportunity to bid on such U.S. Operator's requirements for infrastructure and subscriber equipment, and encourage such U.S. Operator to acquire such equipment from QUALCOMM. Such obligations shall be imposed upon Leap Wireless for such infrastructure and subscriber equipment so long as QUALCOMM's bid for such (i) infrastructure equipment and related services or (ii) subscriber equipment, as applicable, is on competitive terms and conditions (except, in the case of equipment for U.S. systems, the bid for such equipment may not be greater than 110% of the lowest competing bid that Leap Wireless designates that Leap Wireless is willing to accept, taking into account all reasonably quantifiable and/or objective factors associated with the sale and financing of wireless telecommunications equipment and related services; provided, however, that once QUALCOMM has been awarded contracts for an aggregate $250 million of infrastructure equipment and related services on the one hand, or subscriber equipment, as applicable (calculated separately), the 110% criterion shall be lowered to 100% for subsequent purchases of such equipment).

     Further, until the earlier to occur of (i) September 2002 and (ii) the date on which Leap Wireless has received an aggregate $60 million of debt or equity financing (by parties other than QUALCOMM and excluding the proceeds from the exercise of Leap Wireless stock options), Leap Wireless shall cause each wireless telecommunications operating entity operating outside the United States in which Leap Wireless has not previously invested (a "Non-U.S. Operator") in which Leap Wireless has made a direct or indirect investment, as a condition of and prior to making such investment, to enter into an equipment requirements agreement with QUALCOMM which shall provide that such Non-U.S. Operator shall purchase from QUALCOMM not less than 50% of such Non-U.S. Operators' requirements for infrastructure and subscriber equipment during the five year period commencing on the date of such investment. With respect to any Non-U.S. Operators in which Leap Wireless makes a direct or indirect investment following the above-described applicable period, Leap Wireless shall use commercially reasonable efforts to cause such Non-U.S. Operator, as a condition of making such investment, to provide QUALCOMM with a reasonable opportunity to bid on such U.S. Operator's infrastructure and subscriber equipment, and encourage such U.S. Operator to acquire such equipment from QUALCOMM. The obligations of all such Non-U.S. Operators shall be subject to QUALCOMM providing competitive prices, taking into account all reasonably quantifiable and/or objective factors associated with the sale and financing of wireless telecommunications equipment and related services. Certain additional terms limit the respective obligations of the parties to perform under specified circumstances. All such obligations with respect to equipment purchases shall expire on the date nine years following the Distribution.

     QUALCOMM's right to supply infrastructure and subscriber equipment constitutes a right of first refusal of QUALCOMM. To the extent Leap Wireless (or any subject U.S. Operator or Non-U.S. Operator) attempts to procure infrastructure equipment and subscriber equipment on a "bundled" basis (that is, the prospective buyer is seeking to enter into a contract for the purchase of infrastructure equipment and subscriber equipment from the same vendor on a concurrent basis), then under certain prescribed circumstances QUALCOMM shall be entitled to respond separately to each portion of the proposed "bundled" procurement. To the extent Leap Wireless does not attempt to procure, in any instance, such equipment on a competitive basis from multiple prospective vendors, but instead elects to negotiate exclusively with QUALCOMM to supply such equipment, then QUALCOMM agrees to offer and sell such equipment to Leap Wireless on a "most favored pricing" basis.

     INTERIM SERVICES AGREEMENT

     The Company and QUALCOMM entered into an Interim Services Agreement immediately prior to the Distribution (the "Interim Services Agreement"), governing the provision by QUALCOMM to the Company, on an interim basis, of certain data processing and telecommunications services (which may include voice telecommunications and data transmission, accounting, financial management, tax, payroll, stockholder, governmental and public relations, legal, human resources administration, procurement, real estate management and other administrative functions), each as mutually agreed to and on the terms set forth therein. The Company agreed to pay QUALCOMM the hourly rate of the QUALCOMM employees providing such services, plus associated general and administrative overhead (which shall be deemed to equal an additional 150% of the hourly rate of the employee) and all out-of-pocket costs and expenses. These interim services are not expected to extend beyond September 1999.

     EMPLOYEE BENEFITS AGREEMENT

     The Employee Benefits Agreement (the "Employee Benefits Agreement") governs the employee benefit obligations of the Company, including both compensation and benefits, with respect to employees assigned to the Company as of the Distribution Date. Pursuant to the Employee Benefits Agreement, the Company assumed and agreed to pay, perform, fulfill and discharge, in accordance with their respective terms, all liabilities to, or relating to, former employees of QUALCOMM or its affiliates employed by the Company. In addition, Leap Wireless granted options to purchase shares of Leap Wireless Common Stock to certain holders of options to purchase shares of QUALCOMM Common Stock.

     TAX AGREEMENT

     The Tax Agreement (the "Tax Agreement") generally requires QUALCOMM to pay, and indemnify Leap Wireless against, all United States federal, state, local and foreign taxes relating to the businesses conducted by QUALCOMM or its subsidiaries for any taxable period, other than the following taxes which will be paid by Leap Wireless and against which Leap Wireless will indemnify
QUALCOMM: (i) all United States federal, state, local and foreign taxes relating to Leap Wireless and its U.S. subsidiaries for periods after the Distribution;
(ii) all United States federal, state, local and foreign taxes relating to Leap Wireless' non-U.S. subsidiaries or any predecessor or successor thereof for all periods before and after the Distribution (other than with respect to certain restructuring transactions incident to the Distribution); and (iii) all United States federal, state, local and foreign taxes arising out of certain actions taken by, or in respect of, Leap Wireless or any of its subsidiaries that cause adverse tax consequences to QUALCOMM, Leap Wireless or their respective subsidiaries with respect to the Distribution or the transactions related thereto; provided, however, that under certain limited circumstances Leap Wireless' indemnification obligation described in this subparagraph (iii) may be reduced.

     The Tax Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and retention of records that may affect the tax liability of either party.

     CONVERSION AGREEMENT

     Pursuant to the Conversion Agreement (the "Conversion Agreement") and in consideration for the transfer of the Leap Wireless Business by QUALCOMM to the Company, the Company agreed to issue up to 2,271,060 shares of Leap Wireless Common Stock to holders of the Trust Convertible Preferred Securities (the "Trust Preferred Securities") of QUALCOMM Financial Trust I, a wholly-owned statutory business trust of QUALCOMM, upon the conversion of such securities and, at all times, to have reserved and keep available, solely for issuance and delivery upon such conversion, all Leap Wireless Common Stock issuable from time to time upon such conversion. Leap Wireless is also obligated to file and keep effective, subject to certain exceptions, a registration statement covering the shares of Leap Wireless Common Stock issuable upon conversion of the Trust Preferred Securities. Such registration statement (Commission File No. 333-64459) was declared effective by the Securities and Exchange Commission on October 13, 1998. Thus, the Company's offering of such Common Stock to the holders of the Trust Preferred Securities commenced on October 13, 1998. No Company Common Stock has yet been issued pursuant to this offering and the offering has not yet terminated. Upon conversion of such Trust Preferred Securities, QUALCOMM will receive benefit in the form of forgiveness of debt, but Leap Wireless will receive no additional benefit or other consideration.

                  FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

OPERATING HISTORY

     The Company does not have an operating history since it has only operated as an independent company since September 1998 and it, and each of the Leap Wireless Operating Companies, are at an early stage of development. As such, the Company is subject to the risks inherent in the establishment of a new business enterprise and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth.

UNCERTAINTY OF FUTURE PROFITABILITY

     As of the date of this report, the Company has generated no revenue from its ownership interests in or management roles with the Leap Wireless Operating Companies. The Company's ability to generate revenues will be dependent on a number of factors, including the future operations and profitability of the Leap Wireless Operating Companies. The Leap Wireless Operating Companies are expected to incur substantial losses for the foreseeable future and are subject to substantial risks. The Company will be required to recognize a share of these companies' start-up operating losses as a result of the Company's ownership interests in the Leap Wireless Operating Companies. The industry in which the Leap Wireless Operating Companies operate is highly competitive and is subject to a number of significant project, market, political, credit and exchange risks, among others. The Company, QUALCOMM and others will be required to provide substantial funding to these entities to finance completion of their wireless operating systems. The build-out of the Leap Wireless Operating Companies' wireless systems may take a number of years to complete. There can be no assurance that any of the Leap Wireless Operating Companies or any other companies in which the Company may acquire a joint venture or equity interest will be able to obtain sufficient financing to build-out their systems, meet their payment obligations to the Company or others, including the FCC and other regulatory agencies, or become profitable. The failure of these companies to build-out their systems, meet their payment obligations or become profitable would adversely affect the value of the Company's assets and its future profitability. Further, the above factors could also adversely affect the value of the Leap Wireless Common Stock in the public market. The time required for the Company to reach or sustain profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve or maintain profitability. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

ADDITIONAL CAPITAL NEEDS

     The Company expects to have significant future capital requirements relating (i) to funding commitments to the Leap Wireless Operating Companies and other operating companies in which the Company may acquire joint venture or equity interests and (ii) to general working capital needs and other cash requirements. The magnitude of these capital requirements will depend on a number of factors, including the specific capital needs of the Leap Wireless Operating Companies, additional capital needed to acquire or maintain other joint venture or equity interests or to pursue other telecommunications opportunities, competing technological and market developments and changes in existing and future relationships. The capital markets in the United States and worldwide are currently experiencing severe volatility and uncertainty. There can be no assurance that such markets will improve or that the Company will be able to access such markets or raise additional capital on favorable terms or at all. Failure to satisfy such capital requirements would have a material adverse effect on the Company's business, results of operations, liquidity and financial position and could also adversely affect the value of the Leap Wireless Common Stock in the public market. For example, if the Company is unable to access the capital markets to the extent necessary to fulfill its cash requirements, it may be required to sell its interests in one or more operating companies earlier than it otherwise planned and/or at a significant loss.

     The businesses in which the Company has invested, the Leap Wireless Operating Companies, also have substantial capital requirements. Most importantly, the business plans of these companies call for substantial additional financing in 1999 which has not yet been obtained. Although the Leap Wireless Operating Companies may be able to reduce their capital requirements by slowing the deployment of new equipment or by decreasing the scope of their planned networks, it is likely that these businesses will still require substantial new financing in 1999. The Leap Wireless Operating Companies are generally seeking new equity and/or debt from existing investors, equipment vendors and third parties, and the Company has been assisting them in their efforts. At this time, however, capital markets have been constrained because of uncertain worldwide economic conditions, and it is difficult for development stage companies in emerging markets to raise additional capital. As a result, the Company cannot provide assurances that the Leap Wireless Operating Companies will be able to obtain the required additional financing. Further, the failure of any such Leap Wireless Operating Company to gain required new financing could have a material adverse effect on such company, and, as a result, a material adverse effect on Leap Wireless.

SUBSTANTIAL LEVERAGE

     The Company expects to obtain much of its required near term financing through borrowings under the Credit Facility provided by QUALCOMM. The Company expects that it will need to draw down the entire $35.2 million borrowing limit under the Working Capital Facility and most of the $229.8 million borrowing limit under the Investment Capital Facility by the end of fiscal 1999. The Credit Facility bears a variable interest rate, which exposes the Company to interest rate risk. The Company has no other available sources of working capital or financing as of the date of this report for the period subsequent to fiscal 1999. There can be no assurance that the Company will be able to obtain such additional required financing on favorable terms or at all. The terms of the Credit Facility, including the security interest in favor of QUALCOMM and other restrictive covenants, may significantly limit or prevent the Company's ability to obtain additional debt financing. If additional funds are raised through equity financings, dilution to the Company's existing stockholders would result. To the extent that such additional financing is raised by the sale or other transfer of any of the Company's equity interests in the Leap Wireless Operating Companies, the Companies' percentage ownership in the Leap Wireless Operating Companies will be diluted or the Company may relinquish certain operating control over the Leap Wireless Operating Companies. If adequate additional financing is not available, the Company may be forced to default on its funding obligations to the Leap Wireless Operating Companies, significantly modify its business plan and, in the case of failure to obtain working capital financing, cease some or all of its operations. Accordingly, the failure to obtain adequate additional financing would have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

     As a result of its capital requirements, including expected borrowings under the Credit Facility, the Company expects that it will become highly leveraged during fiscal 1999. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future may be impaired; (ii) a substantial portion of the Company's future cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations and investments; (iii) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (iv) the Company's substantial degree of leverage may make it more vulnerable in the event of a downturn in general economic conditions or in its business; and (v) the Company's substantial degree of leverage could impair stockholders' investment in the Company since the Company's debt holders would have priority with respect to the Company's assets in the event of a liquidation. There can be no assurance that the Company's future cash flows will be sufficient to meet the Company's debt service requirements or that the Company will be able to refinance any of its indebtedness at maturity.

     The Leap Wireless Operating Companies have used or intend to use various sources of financing for their respective funding. Although each of them has received equity infusions, many are or will be highly leveraged. The ability of the Leap Wireless Operating Companies to meet debt covenants will be dependent upon their future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond their control. The ability of the Leap Wireless Operating Companies to obtain future financings on acceptable terms will be limited by their leverage and cash flows. In addition, the Leap Wireless Operating Companies will be substantially funded through equipment financing arrangements from vendors. See "-- Potential Conflicts with QUALCOMM." Such equipment financings will be contingent upon meeting planned levels of performance, and should any Leap Wireless Operating Company fail to meet such performance requirements, the related equipment financing could be materially restricted or terminated.

PROJECTED LOSSES

     The Company experienced net losses for the years ended August 31, 1998, 1997 and 1996 of approximately $34.6 million, $1.2 million and $396,000, respectively. According to applicable accounting rules, the Company is required to recognize a share of the Leap Wireless Operating Companies' operating losses, which are likely to be substantial. The principal Leap Wireless Operating Companies are in the early stages of developing and deploying their respective telecommunications systems, which require significant expenditures, a substantial portion of which are incurred before corresponding revenues are generated, and many of which will in turn be borne by the Company. In addition, the degree to which the Company and its operating companies are expected to be leveraged will lead to significant interest expense and principal repayment obligations with respect to outstanding indebtedness. The Company therefore expects to incur significant expenses in advance of generating revenues, and as a result, to incur substantial additional losses in the foreseeable future. There can be no assurance that the Company or any of the Leap Wireless Operating Companies will achieve or sustain profitability in the near term or at all. Failure to achieve profitability could have an adverse effect on the market value of the Leap Wireless Common Stock.

INTERNATIONAL RISKS

     The Company is subject to numerous risks as a result of its international activities. The Leap Wireless Operating Companies are dependent, in large part, on the economies of the markets in which they have operations. Those markets and other markets in which the Company may operate are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product. The Company and the Leap Wireless Operating Companies are exposed to market risk from changes in foreign currency exchange rates and interest rates, and are subject to other currency, economic and political risks, which could impact their results of operations and financial condition. In particular, many of the agreements under which the Leap Wireless Operating Companies purchase equipment or services require or are expected to require payment in U.S. Dollars. In contrast, the expected income stream for most Leap Wireless Operating Companies is in the local currency. Changes in the exchange rate between the U.S. Dollar and the local currency of the Leap Wireless Operating Companies could have a material adverse affect on such companies and, thus, on Leap Wireless.

     In addition, applicable agreements relating to the Company's interests in the Leap Wireless Operating Companies are frequently governed by foreign law and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which each such Leap Wireless Operating Company is located or another jurisdiction agreed upon by the parties. Agreements between Leap Wireless and/or the Leap Wireless Operating Companies and other parties relating to the development, construction or operation of wireless operating systems in international markets may be abandoned or breached by such other parties or may be difficult to enforce in such markets due to political and market instability, the limited development of the judicial systems in such markets and other factors affecting such markets. Further, public awareness of the risks associated with international operations may increase the volatility of the market price of Leap Wireless Common Stock. This potential volatility has been evidenced recently by stock market fluctuations attributed to recent developments in Russia, Latin America, Asia and other emerging markets. The risks and volatility associated with the Company's markets may adversely impact the ability of the Company and the Leap Wireless Operating Companies to raise capital.

     The value of the Company's interest in a Leap Wireless Operating Company is partially a function of the currency exchange rate between the U.S. Dollar and the applicable local currency. Exchange rates for currencies of the countries in which the Company's Leap Wireless Operating Companies do business may fluctuate in relation to the U.S. Dollar, and such fluctuations may have a material adverse effect on the Company's earnings or assets, or on the likelihood of repayment of certain obligations to the Company.

     A significant part of the Company's strategy involves its planned activities in a number of developing nations. Various challenges and risks are attendant to doing business in certain of these countries, including, among other things, high real estate prices and a shortage of skilled middle-management employees in addition to risks associated with international business generally. The Company's activities in developing nations are significant to the Company's business and the failure of the Company to effectively implement its strategy in these and other developing nations could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

     In addition to the general risks associated with the international operations of the Leap Wireless Operating Companies, the Company will also be subject to risks specific to the individual countries in which the Leap Wireless Operating Companies are located, including political, regulatory and competitive risks. The following is a summary of such country-specific risks:

     Doing Business in Russia. The Russian economy recently has experienced severe volatility in both financial and currency markets despite the monetary support and financing provided by the IMF. The Russian Ruble has been allowed to devalue significantly and generally lacks convertibility into other currencies. The Russian government is experiencing extreme political volatility and has defaulted on certain of its obligations to foreign investors and governments. News reports have indicated that a number of Russian banks have become insolvent. The pace of political reform has slowed and the recent dismissal of a significant number of government leaders by the Russian President has contributed to continuing political instability. Such political instability could lead to a return to a state controlled economy, market inefficiencies and hyperinflation. Further, the IMF has indicated that continued support would be conditioned on continued implementation of political reform and the institution of a market based economy, which cannot be assured. This economic and political instability could have a material adverse effect on the value of the Company's businesses and prospects in Russia, including but not limited to nationalization of telecommunications operations. In addition, the regulatory framework and authorities in Russia are relatively recent and, therefore, the enforcement and interpretation of regulations, the assessment of compliance, and the degree of flexibility of regulatory authorities are uncertain. Further, QUALCOMM's CDMA equipment has not yet been approved in Russia for mobility applications. If the operating companies' licenses are expanded to include mobile applications, the time required to obtain approval for QUALCOMM's CDMA equipment could delay or prevent the operating companies' implementation of mobile applications and, thus, adversely affect the growth and profitability of the operating companies. Any or all of these factors could negatively impact the Company's prospects in Russia. Moreover, the Company's Russian operating companies are currently subject to increasing competition from other telecommunications carriers. There can be no assurance that the Company's Russian operating companies will be able to compete successfully.

     Doing Business in Australia. The Leap Wireless Operating Company in Australia is dependent, in large part, on the economy of that country. The recent economic crisis in Asia has had a negative impact on the growth of the Australian economy which could, in turn, negatively impact the Company's prospects in Australia. There can be no assurances that Australia's economy will not continue to be negatively impacted by the Asian economic crisis or that the Company's operations in Australia will not similarly be affected. In addition, three of the Company's existing competitors in Australia have nationwide operations, have been in operation for years with well established brands and customer acceptance, and have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company. The Company's Australian Operating Company has only regional coverage and the Australian telecommunications market is expected to have new entrants. There can also be no assurance that the Company will be able to obtain additional required financing on favorable terms or at all from significant investors to support its operations in Australia.

     Doing Business in Chile. The Leap Wireless Operating Company in Chile is dependent, in large part, on the economy of that country which historically has been closely tied to fluctuations in the price of certain natural resources. The recent economic crisis in Asia has had a negative impact on certain commodity prices which could, in turn, negatively impact the Company's prospects in Chile. Although Chilean prices and its currency generally have been stable, such stability has required continued intervention by the Chilean government. In addition, although the Company's Chilean operating company is the only vendor in Chile of

CDMA technology, the Company's existing competitors in Chile currently have cellular and/or PCS network systems based on alternative technology in place. Further, the Chilean telecommunications market has historically been very price competitive and the existing competitors in Chile have greater financial resources, larger distribution networks, and established brands and customer acceptance which provide them with substantial resources to compete with the Company on prices. There can be no assurance that the Company's Chilean operating company will be able to compete successfully.

     Doing Business in Mexico. Mexico continues to experience a high rate of inflation, and the country's currency and financial markets continue to be volatile. The impact on the Mexican economy of the recent economic crisis in Asia and the economic slowdown in the U.S. is not yet clear and there can be no assurances that Mexico's economy will not be negatively impacted by such economic factors or that the Company's operations in Mexico will not similarly be affected. The economy of Mexico historically has also been closely tied to fluctuations in the price of oil and petroleum products and fluctuations in the prices of such products could also negatively impact the Company's prospects as could continuing political tensions in Mexico. Additionally, a number of large American and European companies and large international telecommunications companies, including Bell Atlantic, AT&T, MCI, Sprint, SBC and their suppliers are actively engaged in programs to develop and commercialize telecommunications services in Mexico. Many of these competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company. There can be no assurance that the Company or its Mexican operating company will be able to compete effectively.

     Doing Business in Ukraine. Under the Separation and Distribution Agreement, QUALCOMM and Leap Wireless have agreed that, if certain events occur before April 2000, certain assets and liabilities related to TOU will be transferred to Leap Wireless. There can be no assurance that such events will occur or that legal impediments to transfer will be removed, or that QUALCOMM's interest in TOU will ever be transferred to Leap Wireless.

     In the event QUALCOMM's interest in TOU is transferred to the Company, it will subject the Company to certain risks of doing business in Ukraine. The Ukrainian economy recently experienced a deep recession and is expecting only relatively low growth of 1 - 2% of GDP during 1998 and 1999. Ukraine also has a very high debt service requirement and had per capita GDP of only $2,853. Politically, Ukraine has been subject to a number of risks and the upcoming parliamentary and presidential elections in 1999 could negatively impact the Company's prospects in that country. In addition, although TOU is currently the only known vendor in Ukraine of CDMA technology, a number of TOU's existing competitors in Ukraine have planned cellular network systems. TOU also competes against the landline carriers, including government-owned telephone companies. There can be no assurance that TOU will be able to compete successfully.

POTENTIAL CONFLICTS WITH QUALCOMM

     Leap Wireless owns QUALCOMM's former joint venture and equity interests in the Leap Wireless Operating Companies. QUALCOMM, however, will continue to be a supplier of CDMA equipment and is expected to provide significant vendor financing to those companies. QUALCOMM has retained substantially all of its rights under its equipment supply and vendor finance agreements with such entities, and such entities will continue to rely on QUALCOMM and its equipment and technology. The ability of the Leap Wireless Operating Companies to construct and operate their wireless operating systems and their business and future prospects may be substantially dependent upon QUALCOMM's performance under QUALCOMM's agreements with the Leap Wireless Operating Companies. Neither Leap Wireless nor any of the Leap Wireless Operating Companies will be able to exercise any substantial control over QUALCOMM or its management or the performance by QUALCOMM of such agreements. There can be no assurance that QUALCOMM will perform services or other obligations under such agreements in a timely or sufficient manner, or at all. Failure by QUALCOMM to fully perform under such agreements could have a material adverse effect on Leap Wireless and/or the Leap Wireless Operating Companies. In addition, QUALCOMM's relationship with the Leap Wireless Operating Companies could place QUALCOMM in a position in conflict with the Company's with respect to the Leap Wireless Operating Companies.

     The Company and QUALCOMM are subject to several agreements between them. For instance, the Company will initially be dependent upon the Credit Facility with QUALCOMM to meet its needs for capital. The Credit Facility contains a financial covenant and operating covenants, including restrictions on the ability of the Company to incur indebtedness, to merge, consolidate or transfer all or substantially all of its assets, to make certain sales of assets, to create, incur or permit the existence of certain liens and to pay dividends. In addition, the Credit Facility permits uses of funds only for specified purposes (without further agreement from QUALCOMM), restricts the nature and breadth of the Company's joint venture and equity interests and imposes other restrictions on the Company's business. The Company and QUALCOMM have also entered into the Equipment Agreement, pursuant to which the Company has made certain commitments with respect to its own and its operating companies' purchase of certain CDMA products from QUALCOMM. The relationships with QUALCOMM, including the Equipment Agreement and the Credit Facility, may restrict the Company's ability to invest in other joint ventures. These agreements will allow QUALCOMM to continue to exert significant influence over the Company, and there can be no assurance that the Company and QUALCOMM will not experience disputes or other difficulties with respect to their performance under these agreements. The deterioration of the Company's relationship with QUALCOMM could have an adverse effect on the value of the Leap Wireless Common Stock through the public market.

AVAILABILITY AND MAINTENANCE OF LICENSES

     The ability of the Company and the Leap Wireless Operating Companies to retain and exploit their existing telecommunications licenses, to renew licenses when they expire, and to obtain new licenses in the future, is essential to the Company's operations. The Company believes that the opportunity to acquire new telecommunications licenses will be subject to intense competition. There can be no assurance that in the future existing licenses will not be limited, revoked or otherwise adversely modified, or that renewals of licenses will be granted on terms favorable to the Company or at all, or that the Company or the Leap Wireless Operating Companies will be able to secure additional desired licenses.

CONSTRUCTION AND SYSTEM PERFORMANCE RISKS

     The Company and the Leap Wireless Operating Companies will typically require substantial construction of new telecommunications networks and additions to existing networks. Construction projects are subject to cost overruns and delays not within the control of the operating company or its subcontractors, such as those caused by acts of governmental entities, financing delays and catastrophic occurrences. There can be no assurance that the Company and the Leap Wireless Operating Companies will be able to complete current or future construction projects for the amount budgeted or on a timely basis, which could jeopardize subscriber contracts, franchises or licenses and could have a material adverse effect on the Company and the Leap Wireless Operating Companies.

     Even if the Leap Wireless Operating Companies complete construction in a timely and cost effective manner, these relatively new companies will also face challenges in managing and operating the many facets of their telecommunication systems, including the sales, advertising, customer support, billing, and collection functions. A failure to successfully implement any of such functions could seriously undermine customer satisfaction and lead to fewer than expected subscribers, increased churn and reduced revenues, all of which could have a material adverse effect on the Leap Wireless Operating Companies and, thus, on Leap Wireless.

LONG TERM CONTRACTS

     In addition, the Leap Wireless Operating Companies and Leap Wireless have several significant contracts, including certain network infrastructure contracts with QUALCOMM and others, that extend over a multi-year period. There can be no assurance that any or all of these contracts can be completed on a timely basis, in accordance with the customer's technical specifications or without significant cost overruns. Certain of these multi-year contracts also contain demanding installation and maintenance requirements, in addition to other performance criteria which, if not satisfied, could subject the operating companies to substantial penalties, lost profits, damages and operating and start-up losses. The Company expects that multi-year contracts its operating companies may enter into in the future may give rise to similar uncertainties.

JOINT VENTURES

     The Company is a participant in joint venture companies that hold wireless telephone licenses or are seeking such licenses. Many of Leap Wireless' partners in the joint venture companies have relatively little experience in managing wireless operating companies. The Company's ability to withdraw funds, including dividends, from its participation in, and to exercise significant management influence over, such joint ventures, is dependent in many cases on receiving the consent of the other participants, over which the Company has limited or no control. Additionally, many of the partners in the joint ventures have invested relatively small amounts of their own funds in such joint ventures. Any material disagreement with respect to the operational strategy and system implementation plans of these joint ventures between the Company and its joint venture partners could have a material adverse effect on the Company. Additionally, the inability of any of the Company's joint venture partners to meet its funding or other obligations with respect to a Leap Wireless Operating Company could also have a material adverse effect on the Company, and could force the Company to make additional investments in such Leap Wireless Operating Companies.

INVESTMENT COMPANY ACT

     A significant portion of the Company's assets consist of equity and other interests in its operating companies. Significant investments in entities that are not majority owned by the Company could subject the Company to the registration requirements of the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, certain companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that fail certain statistical tests concerning a company's asset composition and sources of income. Primarily because the Company's operating companies will be engaged in telecommunications business operations and because the Company intends to actively participate in the management of its operating companies, consistent with applicable laws, contractual arrangements and other requirements, the Company believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding, or trading in securities. The Company intends to monitor and attempt to adjust the nature of its interests in and involvement with operating companies in order to avoid subjecting the Company to the registration requirements of the Investment Company Act. In addition, in order to clarify the Company's status under the Investment Company Act, on September 21, 1998 the Company filed a request for an exemptive order from the Securities and Exchange Commission finding and declaring the Company to be primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, either directly, through majority-owned subsidiaries or through controlled companies conducting similar types of businesses. There can be no assurance that the Company's business activities will not ultimately subject the Company to the Investment Company Act, or that the exemptive order will be issued. If the Company were required to register as an investment company under the Investment Company Act, it would become subject to regulations that would have a material adverse impact on its business.

COMPETITION

     There is increasing competition in the wireless telecommunications industry in the United States and throughout the world. There can be no assurance that the Company or its operating companies will be able to compete successfully or that new technologies and products that are more commercially effective than the Company's or its operating companies' products and services will not be developed. In addition, many of the Company's prospective competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company.

     Although the implementation of advanced telecommunications services is in its early stages in many developing countries, the Company believes competition is intensifying as businesses and foreign governments realize the market potential of telecommunications services. Many of the Company's operating companies currently face competition from existing telecommunications providers. A number of large American and European companies and large international telecommunications companies are actively engaged in programs to develop and commercialize telecommunications services in both developing and developed countries. In many cases, the Company also competes against the landline carriers, including government-owned telephone companies. In some cases, the competition is from government-controlled or -supported entities that are, or may in the future be, privatized or otherwise become more efficient and competitive. In addition, the Leap Wireless Operating Companies throughout the world may face competition with new technologies and services introduced in the future. Although the Leap Wireless Operating Companies intend to employ relatively new technologies, there will be a continuing competitive threat from even newer technologies that may render the technologies employed by such companies obsolete. The Company also expects that the price that the Leap Wireless Operating Companies charge for their products and services in certain regions will decline over the next few years as competition intensifies in their markets.

     The U.S. wireless industry is characterized by intense competition between PCS, cellular and other wireless service providers. A limited number of the Company's prospective competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States. In the United States, the Company will compete directly with other wireless providers in each of its markets, a number of whom entered the PCS market earlier than the Company. There can be no assurance that the time-to-market advantage of these providers will not have a material adverse effect on the Company's ability to successfully implement its strategy. Some competitors are also expected to market other services, such as cable television access, landline telephone service and Internet access with their wireless telecommunications service offerings. Furthermore, certain competing licensees may partition and disaggregate their competing licenses into smaller service areas, which could provide new entrants with further opportunities to enter the Company's markets. The Company also believes that the two incumbent cellular providers in each of the Company's planned United States markets, all of which have infrastructure in place, a customer base and a brand name, and have been operational for five to ten years or more, have upgraded or will upgrade their networks to provide services in competition with the Company. The Company further expects to compete with other telecommunications technologies such as paging, enhanced specialized mobile radio and global satellite networks.

     In addition, QUALCOMM may choose to pursue new CDMA-based wireless telecommunications businesses and ventures that would also be attractive projects for the Company. QUALCOMM will have no obligation to refer any such project to the Company and may in fact compete with the Company for such projects. Also, QUALCOMM will not be restricted from pursuing wireless telecommunications opportunities that may compete directly with the Company or the Leap Wireless Operating Companies. Any such competition or potential competition could result in conflict between the Company and QUALCOMM and adversely affect other relationships between the companies. Moreover, there can be no assurance that the Company would be able to compete effectively with QUALCOMM with respect to these opportunities. Competitive pressures could also suppress the market price of Leap Wireless Common Stock, which would adversely affect the Company's stockholders.

     In addition, the Company believes that companies holding equity interests in multiple operating companies throughout the world will be increasingly predominant in the wireless communications industry and expects to experience increasing competition from entities with structures resembling that of Leap Wireless.

RAPIDLY CHANGING TECHNOLOGY

     CDMA is a proprietary integrated software and hardware system invented by QUALCOMM and used for digitally transmitting telecommunications signals in a wireless network. The Company believes CDMA offers a number of advantages over analog and other digital technologies, and plans to operate only cdmaOne networks through the Leap Wireless Operating Companies and any future operating companies in which the Company invests. CdmaOne is the original standard for fixed wireless telecommunications systems based on or derived from QUALCOMM's CDMA technology and successor standards that QUALCOMM has adopted.

     The telecommunications industry is subject to rapid and significant changes in technology that could lead to new products and services that compete with those offered by the Leap Wireless Operating Companies or lower the cost of competing products and services to the point where the Leap Wireless Operating Companies' products and services could become non-competitive, thereby requiring them to reduce their prices or amend their business plans. The effect of technological changes on the Company's businesses cannot be predicted. Also, there can be no assurance that the Leap Wireless Operating Companies will not experience technical difficulties in their commercial deployment. Further, the emergence of a competing technology superior to cdmaOne could have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

GOVERNMENT REGULATION

     The construction, operation, sale and interconnection arrangements of wireless telecommunications systems and the grant, maintenance and renewal of applicable licenses in each of the countries outside the United States in which Leap Wireless has operations are regulated by governmental authorities in each such country. In some cases, the regulatory authorities also operate or control the operations of the competitors of the operating companies. Changes in the current regulatory environment of these markets or future judicial intervention, or regulations affecting the pricing of the operating companies' services, could have a material adverse effect on the Company. In addition, the regulatory framework and authorities in certain of the countries where the Company operates are relatively recent and, therefore, the enforcement and interpretation of regulations, the assessment of compliance, and the degree of flexibility of regulatory authorities are uncertain. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses, penalties and/or fines or otherwise could have a material adverse effect on the Company. For a more detailed description of the regulatory environment in the United States and each of the other countries in which Leap Wireless operates, see the "Regulatory Environment" discussion for each of the Leap Wireless Operating Companies under "Business."

     The construction, operation, sale and interconnection arrangements of wireless telecommunications systems and the grant, maintenance and renewal of applicable licenses in the United States are regulated to varying degrees by state regulatory agencies, the FCC, the United States Congress and the courts. The Leap Wireless Operating Companies doing business in the United States, and Leap Wireless, will be required to maintain compliance with all of the requirements for conducting wireless operations in the United States and the requirements for entering into reseller agreements with United States operators. Such regulation is continually evolving and there are a number of issues on which regulation has been or in the future may be suggested. The Telecommunications Act of 1996 mandates significant changes in existing regulations of the telecommunications industry to promote competitive development of new service offerings to expand the availability of telecommunications services and to streamline the regulation of the industry. There can be no assurance that the FCC, Congress, the courts or state agencies having jurisdiction over the business of any of the Company's United States operating companies will not adopt or change regulations or take other actions that would adversely affect the Company's financial condition or results of operations. Many of the FCC's rules relating to the businesses of the Company's United States operating companies have not been tested by the courts and are subject to being changed by Congressional action. In addition, FCC licenses are subject to renewal and revocation. There can be no assurance that the licenses of the Company's United States operating companies will be renewed or not be revoked.

DEPENDENCE ON KEY PERSONNEL

     The Company believes its success will be significantly dependent on the contributions of a number of its key personnel, including Harvey P. White, Chairman of the Board, President and Chief Executive Officer, Thomas J. Bernard, Executive Vice President, and James E. Hoffmann, Senior Vice President and General Counsel. The loss of the services of Messrs. White, Bernard or Hoffmann, or other of the Company's key personnel, could have a material adverse effect on the Company. None of the Company's employees is bound by an employment or non-competition agreement, and the Company does not maintain "key person" life insurance on any employee.

SUBSTANTIAL FUTURE DILUTION FROM LEAP WIRELESS SHARE RESERVES

     An aggregate of 17,647,685 shares of Leap Wireless Common Stock were issued in the Distribution. The holders of such shares are subject to potential substantial dilution due to the significant number of shares of Leap Wireless Common Stock that are reserved for issuance. Collectively, there were 16,471,060 shares of Leap Wireless Common Stock reserved for issuance following the Distribution, consisting of the following: 5,500,000 shares for issuance upon exercise of the Warrants issued to QUALCOMM (exercisable at approximately $6.11 per share or approximately $33.6 million in the aggregate); 3,157,260 shares for future issuance to its employees, officers, directors and consultants pursuant to Leap Wireless' equity incentive plans (which the Company generally expects to issue at an exercise price equal to the fair market value of the Leap Wireless Common Stock on the date of the related option grant); 5,542,740 shares for issuance upon exercise of options to purchase Leap Wireless Common Stock granted to QUALCOMM employees, officers, directors and consultants as a result of option grants to such persons in connection with the Distribution (issuable for an average of $3.71 per share); and 2,271,060 shares for issuance upon conversion of the Trust Preferred Securities. The Company agreed to issue Common Stock upon the future conversion of the Trust Preferred Securities in consideration for the transfer of the businesses and ventures of the Company (the "Leap Wireless Business") from QUALCOMM to the Company in connection with the Distribution. The Company will receive no additional consideration or forgiveness of debt upon conversion of the Trust Preferred Securities and the issuance of Common Stock. Upon conversion of the Trust Preferred Securities, QUALCOMM will receive benefit in the form of forgiveness of debt. Though the Company does not expect all of the aforementioned reserved shares to be issued, if all such shares were issued, the holders of shares of the Company's outstanding Common Stock would be substantially diluted and would hold 51.8% of the outstanding Leap Wireless Common Stock.

NO PRIOR MARKET FOR LEAP WIRELESS COMMON STOCK; VOLATILITY

     Leap Wireless Common Stock began trading, on a when issued basis, on September 23, 1998. There can be no assurance that an active trading market will develop over the long-term. As a "start-up" company with substantial interests in emerging markets, the price for shares of the Leap Wireless Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements, international factors, or changes in general market conditions, among others.

ANTI-TAKEOVER EFFECTS

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws"), including provisions classifying the Board of Directors, prohibiting stockholder action by written consent and requiring advance notice for nomination of directors and stockholder proposals, may inhibit changes of control of the Company that are not approved by the Company's Board of Directors. Such Certificate of Incorporation and Bylaw provisions could diminish the opportunities for a stockholder to participate in certain tender offers, including tender offers at prices above the then-current fair market value of the Leap Wireless Common Stock, and may also inhibit fluctuations in the market price of the Leap Wireless Common Stock that could result from takeover attempts. In addition, the Company's Board of Directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting power of the holders of Leap Wireless Common Stock, including the loss of voting control to others. The Company has no present plans to issue any preferred stock. The provisions of the Certificate of Incorporation and Bylaws may have the effect of discouraging or preventing an acquisition of the Company or a disposition of certain of the Company's businesses.

     The preferred stock purchase rights (the "Rights") attached to each outstanding share of Leap Wireless Common Stock may have some anti-takeover affects. The Rights are designed to assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all stockholders a control premium. The Rights will cause substantial dilution to a person or group that acquires 15% or more of the Company's stock on terms not approved by the Company's Board of Directors (an "Acquiring Person"), excluding shares of the Company's stock acquired by QUALCOMM upon exercise of the Warrant. The Rights should not interfere with any merger or other business combination approved by the Board of Directors at any time prior to the first date that a person or group has become an Acquiring Person.

PRODUCT LIABILITY

     Testing, manufacturing, marketing and use of the Company's and the Leap Wireless Operating Companies' products entail the risk of product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's or any Leap Wireless Operating Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business, results of operations, liquidity and financial position of the Company.

     News reports have asserted that power levels associated with hand-held wireless telephones may pose certain health risks. The Company is not aware of any study that has concluded that there are any significant health risks from using hand-held wireless telephones. If it were determined that electromagnetic waves carried through the antennas of wireless telephones create a significant health risk, there could be a material adverse effect on the Company's or the Leap Wireless Operating Companies' ability to market and sell wireless telephone products. In addition, there may also be certain safety risks associated with the use of hand-held wireless phones while driving, which also could have a material adverse effect on the Company's or the Leap Wireless Operating Companies' ability to market and sell wireless telephones.

SUBSTANTIAL STOCK SALES

     The Distribution involved the distribution of an aggregate of 17,647,685 shares of Leap Wireless Common Stock to the stockholders of QUALCOMM. A substantial portion of such shares are eligible for immediate resale in the public market. The Company is unable to predict whether substantial amounts of Leap Wireless Common Stock will be sold in the open market soon after the Distribution. A higher volume of such sales may also occur if stockholders of QUALCOMM Common Stock choose to sell shares of Leap Wireless Common Stock in order to pay the additional tax liability created as a result of the Distribution. Any sales of substantial amounts of Leap Wireless Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of the Leap Wireless Common Stock.

YEAR 2000 ISSUE

     The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     As the Company and the Leap Wireless Operating Companies have recently begun their respective businesses, there exists uncertainty as to the impact the Year 2000 issue could have on the Company. The Company does not believe that the Year 2000 issue will significantly impact its administrative and accounting software, which have been acquired recently or will be acquired. The Company generally subjects its vendors to Year 2000 compliance requirements in connection with the Company's acquisitions of software. Also, the Company believes that the Year 2000 issue will not significantly impair the ability of the Leap Wireless Operating Companies' wireless communications networks to perform as intended. The Leap Wireless Operating Companies are expected to have direct or indirect computerized interfaces to third parties relating to the transmission of telecommunications traffic over local, national and international telecommunications networks. The Leap Wireless Operating Companies are vulnerable to the failure of such third parties to adequately address their Year 2000 issues. Such failures, should they occur, could cause significant disruption to the operations of the Leap Wireless Operating Companies, including the ability to provide certain services and correctly bill customers, resulting in the potential for revenue loss and increased costs. The Company is not currently aware of any significant third party problems concerning the computerized interfaces, but as the Leap Wireless Operating Companies have only recently begun network build-out and commercial activities, they have not yet completed their assessment of the risk associated with third party interfaces and the Year 2000 issue. This overall assessment is expected to continue through December 1998. At that time, the concurrently developed remediation plan will begin, with an expected completion date of July 1, 1999. The Company is in the process of developing a risk profile to evaluate all third parties in regard to their capability to become compliant with Year 2000.

     As of the date hereof, the Company has not incurred any material costs in support of the Year 2000 issue. The Company estimates that it will spend $500,000 in fiscal year 1999 to review and correct any non-information technology systems as well as support material third party relationships. The Company has not developed a contingency plan to handle a worst case scenario.

     There can be no assurance that the Company will be able to identify all Year 2000 problems in its systems, the systems of the Leap Wireless Operating Companies or third party systems with which the Company or the Leap Wireless Operating Companies will have computerized interfaces in advance of their occurrence or that the Company will be able to successfully remedy any problems. The expenses associated with the Company's efforts to remedy any Year 2000 problems, the expenses or liabilities to which the Company may become subject as a result of such problems or the impact of Year 2000 problems on the ability of Leap Wireless Operating Companies to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

ITEM 2. PROPERTIES

     The Company has leased approximately 50,000 square feet of office space in San Diego, California, U.S.A. The Company currently leases this building for sales, marketing, product development and administrative purposes. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of the Leap Wireless Operating Companies is a party to any litigation that the Company believes would, individually or in the aggregate, have a material adverse effect on Leap Wireless and the Leap Wireless Operating Companies, taken as a whole, and Leap Wireless is not aware that any such litigation is threatened. A legal challenge in Mexico to the constitutionality of the government's transfer of the frequency licenses was recently dismissed on procedural grounds. Neither the Company nor any Leap Wireless Operating Company was a party to the litigation, and the Company believes that the challenge, if refiled, will not have a material adverse effect on Leap Wireless and the Leap Wireless Operating Companies taken as a whole. See "Item 1. Business -- Leap Wireless Operating Companies -- Pegaso Telecomunicaciones, S.A. de C.V. and Pegaso Comunicaciones y Sistemas, S.A. de C.V., Mexico."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, has traded on The Nasdaq National Market under the symbol "LWIN" since September 24, 1998. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market from September 24, 1998 to November 10, 1998.

                           PERIOD                             HIGH    LOW
                           ------                             ----    ----
From September 24, 1998 to November 10, 1998................   9      2 11/16

     As of November 10, 1998 there were approximately 17,684,367 shares of Common Stock outstanding held by approximately 1,902 holders of record.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of the Credit Agreement between the Company and QUALCOMM. The Company intends to retain any earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED HISTORICAL COMBINED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected historical combined financial data of the Company should be read in conjunction with the historical combined financial statements and notes thereto included elsewhere in this report. The selected combined historical financial data of the Company relates to the Leap Wireless Business as it was operated by QUALCOMM. The historical combined financial data of the Company may not reflect the results of operations or financial position that would have been achieved had the Company been a separate, independent company for the years presented.

                                                                                 FOR THE PERIOD
                                                                                FROM SEPTEMBER 1,
                                                   YEARS ENDED AUGUST 31,       1995 (INCEPTION)
                                                ----------------------------      TO AUGUST 31,
                                                  1998       1997      1996           1998
                                                --------    -------    -----    -----------------
STATEMENT OF OPERATIONS DATA:
  Equity in net income (loss) of wireless
     operating companies......................  $(11,580)   $   207    $  --        $(11,373)
  General and administrative expenses.........   (23,888)    (1,361)    (396)        (25,645)
                                                            -------    -----
  Interest Income.............................       843         --       --             843
                                                --------    -------    -----        --------
  Loss before income taxes....................   (34,625)    (1,154)    (396)        (36,175)
  Income tax expense..........................        --         --       --              --
                                                --------    -------    -----        --------
  Net loss....................................  $(34,625)   $(1,154)   $(396)       $(36,175)
                                                ========    =======    =====        ========
  Unaudited pro forma basic and diluted net
     loss per common share....................  $  (1.96)
                                                ========
  Shares used in computing unaudited pro forma
     basic and diluted net loss per common
     share....................................    17,648
                                                ========
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (deficit)...................   (14,789)   $  (279)   $(111)
  Total assets................................   173,860     46,267       --
  Stockholder's equity........................   159,071     45,988     (111)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences, including factors relating to joint ventures and other entities in which the Company has interests, include, but are not specifically limited to: the ability to successfully deploy wireless networks, the ability to raise sufficient funds to finance such deployment, the ability to control costs relating to constructing, expanding, and operating the networks, the ability to attract new subscribers and the rate of growth of the subscriber base, the usage and revenue generated from subscribers, the level of airtime and equipment prices, the rate of churn of subscribers, the range of types of services offered, the ability to effectively manage growth and the intense competition in the wireless communications industry, as well as conditions governing the use of network licenses set by various government and regulatory authorities, developments in current or future litigation, as well as the other risks detailed in this section and in "Item 1. Factors That Could Affect Future Performance."

PRESENTATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the financial position, results of operations, cash flows and changes in stockholder's equity of the business that was transferred to the Company from QUALCOMM on September 23, 1998 as if the Company were a separate entity for all periods discussed. In addition, the results of the unconsolidated Leap Wireless Operating Companies have been included as of and for the twelve months ended July 31, a one-month lag.

OVERVIEW

     Leap Wireless' strategy is to build an operating entity that provides management and project expertise and selectively participates in and manages joint ventures and other collaborative efforts to provide cdmaOne wireless telecommunications services in telecommunications markets with significant growth potential. The Company believes its experience, technical and commercial expertise, and access to equipment and technology will benefit the Company and the entities in which it has interests.

     Domestic and international telecommunications markets are expanding rapidly as countries seek to increase teledensity (number of telephone lines as a percentage of the population) and competition among carriers. Often the fastest, most economical and easiest way to meet these demands is through the implementation and operation of wireless networks and systems. In many such countries, telecommunications systems have been closely regulated by local governments, and licenses to provide services have been largely unavailable. Decreased government regulation, and active solicitation of new and better services through auctions of licenses, have created opportunities for local and foreign providers to capture market share. These changes create the need to provide both the capital to build out these new (largely wireless) systems and the expertise to oversee and manage their entry into these competitive markets. Such opportunities have been recognized in many countries, including those where Leap Wireless has operations.

     The Company and its operating companies are in the early stages of development and are subject to the risks inherent in the establishment of a new business enterprise. The Company's results of operations must be considered in light of the risks, expenses and difficulties encountered by companies at this stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth. It is expected that the launch, development and expansion of the Company's wireless services over the next several years, as well as the pursuit of additional telecommunications opportunities, will require significant capital. The Company's future growth and results of operations will therefore depend upon its ability to raise sufficient funds to meet its capital requirements.

     The entities in which the Company has joint venture and equity interests have not generated any revenues from operations for the Company, and the Company has no other current sources of income. Costs associated with the construction and testing of the wireless networks are being capitalized. Accordingly, the Company's proportionate share of the net losses of such entities accounted for under the equity method of accounting has been limited to date.

     Upon commercial launch of operations, revenues of the operating companies will be derived primarily from fees and usage charges. Other sources of revenue may include equipment sales and activation fees. Wireless telecommunications projects usually experience significant losses and negative cash flows in their initial years of operation. Such projects require substantial capital expenditures for the construction of their networks, license fees and license acquisition costs, some of which are payable upon issuance of the license, and significant marketing and other expenses needed to start the business. As such, the Company expects its proportionate share of the net loss of its investees to increase significantly as they begin commercial operations.

     The Company has experienced, and expects to continue to experience, increased general and administrative expenses as a result of the Company's overall expansion. Such costs will include the hiring of additional staff, professional and consulting fees, costs related to project development and corporate overhead costs. The Company expects to continue to add to its managerial resources as it expands its involvement in wireless projects in various parts of the world.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

     Equity in net losses of wireless operating companies for fiscal 1998 was $11.6 million, which represents the Company's share of the net losses of the wireless operating companies in which it holds an ownership interest accounted for under the equity method of accounting. These losses consisted of costs incurred prior to service launch during the network build-out and testing phases, such as salary and related benefits, overhead expenses and professional and consulting fees. Through August 31, 1998, there was no depreciation of network equipment and no amortization of licenses as service had not been launched commercially. For fiscal 1997, equity in net earnings of wireless operating companies amounted to $207,000, reflecting interest on investments and the fact that the wireless operating companies in which the Company invested had only recently begun network planning and build-out activities. The increase in equity in net losses of wireless operating companies from fiscal 1997 to 1998 reflects greater network planning and build out activities in the latter period.

     General and administrative expenses were $23.9 million for fiscal 1998, compared to $1.4 million for fiscal 1997. The increase was due principally to increases in business development activities relating to projects to create wireless operating companies in Mexico and Russia and a $1.7 million provision for bad debts against a receivable from a potential business acquiree, described in greater detail below. Such development activities resulted in significantly higher professional and consulting expenses and an increase in QUALCOMM corporate overhead allocated to the Company. The Company expects that general and administrative expenses will continue to increase as a result of on-going development efforts on current and new projects. Also, general and administrative expenses are expected to continue to increase resulting from the hiring of Company personnel as a result of the Company becoming a stand-alone entity.

     During November 1997, QUALCOMMTel entered into a letter of intent to purchase a controlling interest in a Russian telephone company for approximately $10 million, subject to adjustment and pending due diligence procedures. In connection with the potential acquisition, during November and December of 1997 QUALCOMMTel provided $1.7 million in interest-bearing loans under an exclusivity clause to meet the interim working capital needs of the potential acquiree. Subsequent negotiations failed to result in an acquisition agreement and, due to substantial doubt on the ability of the potential acquiree to repay such loans, the Company provided a $1.7 million bad debt allowance against the receivable.

     No provision for income taxes was recognized for fiscal 1998 and 1997, as a result of the net losses incurred.

     FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

     Equity in net earnings of wireless operating companies for fiscal 1997 was $207,000, which represents the Company's share of the net income of wireless operating companies in which it holds an ownership interest accounted for under the equity method of accounting. The net earnings represent the excess of interest income from the entities' temporary investment of their capital funds prior to being expended for network build-out, offset by costs incurred prior to service launch during the network build-out and testing phases. Such costs included salary and related benefits, overhead expenses and professional and consulting fees. Through August 31, 1997, there was no depreciation of network equipment and no amortization of licenses as service had not been launched commercially. Through August 31, 1996, the Company did not have any operating company interests, and, accordingly, there was no equity in earnings of investees during the year then ended.

     General and administrative expenses were $1.4 million for fiscal 1997, compared to $0.4 million for fiscal 1996. This increase was due principally to increases in business development activity relating to projects to create a wireless operating company in Chile. Such development activity resulted in higher professional and consulting fees. Additionally, the Company incurred higher incremental labor and travel expenses to develop the wireless operating companies.

     No provision for income taxes was recognized for the years ended August 31, 1997 and 1996, as a result of the net losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As explained in greater detail below, the Leap Wireless Operating Companies require substantial financing to build-out and operate their planned networks, including substantial financing for 1999 which the Leap Wireless Operating Companies have not obtained. As the result of a $265 million secured Credit Facility with QUALCOMM, the Company has sufficient liquidity to contribute the approximately $75 million of financing it is contractually bound to provide the Leap Wireless Operating Companies as of the Distribution Date. The Company also expects to use a substantial portion of the amount available under the Credit Facility for other Company wireless ventures. Even without these other planned investments, however, the Credit Facility does not provide the Company with sufficient liquidity to satisfy the total capital requirements of the Leap Wireless Operating Companies. Thus, these companies must seek third party debt and/or equity financing, which is difficult for start-up companies in emerging markets to obtain in today's unsettled financial markets.

     As a result of its contractual funding commitments to the Leap Wireless Operating Companies and the additional voluntary investments the Company expects to make in 1999, the Company expects to have reached its borrowing limit under the QUALCOMM Credit Facility at or about the end of 1999. At that point, the Company expects to be highly leveraged and, thus, it may be difficult for the Company to obtain additional debt to finance further contributions to the existing Leap Wireless Operating Companies and new investments in opportunities the Company may identify. The Company's obligations to QUALCOMM under the QUALCOMM Credit Facility are secured by substantially all of the assets of the Company. The QUALCOMM Credit Facility also imposes debt-to-capitalization requirements on the Company. As a result of these factors, the QUALCOMM Credit Facility may significantly limit the Company's ability to obtain additional debt financing or may prevent the Company from obtaining such financing.

     GENERAL

     The Company expects to have significant future capital requirements over the next several years in relation to existing operations, development projects and additional new projects. Prior to the Distribution, the Company's cash requirements were funded by QUALCOMM. The proceeds were primarily used to fund the Company's joint venture and equity interests in wireless operating companies, including the expenses incurred in seeking and evaluating new business opportunities, and to fund corporate overhead expenses as allocated to the Company by QUALCOMM.

     As of August 31, 1998, the Company had no outstanding long-term indebtedness and had no cash balances. To provide short-term liquidity over the 12-month period following the Distribution, the Company received $10 million in cash from QUALCOMM in connection with the Separation and entered into a credit agreement with QUALCOMM for a secured Credit Facility in an aggregate amount of $265 million. The Company expects to meet its short-term cash requirements for existing operations and current development projects through fiscal 1999 from available cash balances and borrowings under the Credit Facility. To the extent that such cash resources are insufficient to fund the Company's activities on a short-term basis, the Company may be required to raise additional funds which may be derived through additional debt, equity financing or other sources. If additional capital is raised through the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur. The Company continues to evaluate financing alternatives, including unsecured bank facilities and other sources of short-term debt or equity financing. There can be no assurances such additional short-term financing will be available or, if available, that it will be on acceptable terms.

     The Company expects that it will become highly leveraged during fiscal 1999. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future may be impaired, (ii) a substantial portion of the Company's future cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, (iii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (iv) the Company's substantial degree of leverage may make it more vulnerable in the event of a downturn in general economic conditions or in its business. There can be no assurance that the Company's future cash flows will be sufficient to meet the Company's debt service requirements or that the Company will be able to refinance any of its indebtedness at maturity.

     As fiscal 1999 progresses, if management comes to believe that it will be unable to obtain working capital or financing in addition to the Credit Facility, management expects to reduce the Company's capital requirements by slowing or discontinuing the funding of uncommitted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling portions of its interests in one or more of the Leap Wireless Operating Companies.

     OPERATING ACTIVITIES

     In the fiscal 1998, $18.4 million in cash was used in operating activities, compared to $1.2 million used in operating activities in fiscal 1997. The increase resulted from an increase in general and administrative expenses. It is expected that cash used in operating activities will further increase as the Company continues to expands its project development efforts on existing and new project opportunities. Also, the Company has budgeted $81.3 million over 15 months to pursue its strategy of providing a fixed fee, limited cdmaOne telephone service targeted at the United States mass market.

     INVESTING ACTIVITIES

     Cash used in investing activities was $140.7 million for fiscal 1998 and $46.0 million for fiscal 1997. The 1998 activity results primarily from $133.9 million of investments and loans to the Company's business ventures, and the purchase of additional spectrum in Australia. Investment activity in the corresponding period for fiscal 1997 represented the Company's $42 million investment in preferred voting stock of Chilesat PCS and the $4.0 million purchase of Series B Common Stock in Chase Telecommunications, Inc. The Company had $150.3 million in outstanding non-cancelable debt commitments to its investments in wireless operating companies as of August 31, 1998. As a result of fundings made after the end of the fiscal year, the Company's outstanding debt commitments had been reduced to approximately $75 million as of the Distribution Date. Such commitments are expected to be funded by the end of calendar 1999. The Company expects that its investments in wireless operating companies will increase significantly in the near future.

     FINANCING ACTIVITIES

     Cash provided by financing activities during fiscal 1998 and 1997 amounted to $159.1 million and $47.2 million, respectively, consisting of QUALCOMM's funding of the operating and investing cash used by the Company and a short term bank loan in fiscal 1998 to a consolidated subsidiary in connection with the Chilean venture.

     QUALCOMM CREDIT FACILITY

     In connection with the Distribution, the Company entered into a $265.0 million secured Credit Facility pursuant to which it has access to funds from QUALCOMM. The Credit Facility consists of two sub-facilities. The first sub-facility (the "Working Capital Facility") enables Leap Wireless to borrow up to $35.2 million from QUALCOMM, subject to the terms thereof. The proceeds from the Working Capital Facility may be used by Leap Wireless solely to meet the normal working capital and operating expenses of Leap Wireless, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility (the "Investment Capital Facility") enables Leap Wireless to borrow up to $229.8 million from QUALCOMM, subject to the terms thereof. The proceeds from the Investment Capital Facility may be used by Leap Wireless solely to make certain specified portfolio investments. The Credit Facility contains a financial covenant and operating covenants, including restrictions on the ability of the Company to incur indebtedness, merge, consolidate or transfer all or substantially all of its assets, to make certain sales of assets, to create, incur or permit the existence of certain liens and to pay dividends.

     Pursuant to the Credit Agreement, Leap Wireless has agreed that it will not at any time permit the quotient obtained by dividing total debt by total capitalization of Leap Wireless to exceed the following levels during the indicated periods:

                           PERIOD                             LEVEL
                           ------                             -----
Through September 2002......................................   70%
After September 2002........................................   50%

The Company was in compliance with the financial covenant as of August 31, 1998.

     In addition, the Credit Facility permits uses of funds only for specified purposes consistent with approved business plans, restricts the nature and breadth of the Company's investments and imposes other restrictions peculiar to the Company's business. The restrictions imposed by QUALCOMM related to the Credit Facility could have a material adverse effect on the Company.

     The Company expects to have significant long-term future capital requirements beyond fiscal 1999 relating (i) to funding commitments to the Leap Wireless Operating Companies and other operating companies in which the Company may acquire joint venture or equity interests and (ii) to general working capital needs and other cash requirements. The magnitude of these long-term capital requirements will depend on a number of factors, including the specific capital needs of the Leap Wireless Operating Companies, additional capital needed to acquire or maintain other joint venture or equity interests or to pursue other telecommunications opportunities, competing technological and market developments and changes in existing and future relationships. The Company intends to address its long-term liquidity needs through access to private and/or public equity and/or high yield debt markets; however, there can be no assurance that the Company will be successful in its efforts to raise the capital required to fund operations on a long-term basis. Failure to satisfy such capital requirements would have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

     LIQUIDITY AND SUBSTANTIAL LEVERAGE OF OPERATING COMPANIES

     The Company generally expects that its operating companies will be financed initially with equity contributions and loans from the Company and its partners. The Company also expects that its operating companies will seek stand-alone third party financing after their initial stages of development. In some cases, the Company and its partners may provide additional equity or loans to operating companies after their initial contributions.

     Although each of the Leap Wireless Operating Companies has obtained substantial equity contributions, they generally are or expect to be highly leveraged. The ability of these companies to obtain future financings and to meet debt covenants in connection with such financings will be dependent upon their future performance, including the generation of revenue and cash flow, and upon prevailing economic conditions which are beyond their control. In addition, some of the Leap Wireless Operating Companies are expected to be substantially funded through equipment financing arrangements from vendors. Such equipment financings will be contingent upon meeting planned levels of performance and, if the operating companies fail to meet such performance requirements, the related equipment financings could be materially restricted or terminated.

     The Company has met or has sufficient resources to meet its financing commitments to the Leap Wireless Operating Companies. The business plans of these companies, however, call for substantial additional financing in 1999 which has not yet been obtained. Although the Leap Wireless Operating Companies may be able to reduce their capital requirements by slowing the deployment of new equipment or by decreasing the scope of their planned networks, it is likely that these businesses will still require substantial new financing in 1999. The Leap Wireless Operating Companies are generally seeking new equity and/or debt from existing investors, equipment vendors and third parties, and the Company has been assisting them in their efforts. At this time, however, capital markets have been constrained because of uncertain worldwide economic conditions, and it is difficult for development stage companies in emerging markets to raise additional capital. As a result, the Company cannot provide assurances that the Leap Wireless Operating Companies will be able to obtain the required additional financing. Further, the failure of any such Leap Wireless Operating Company to gain required new financing could have a material adverse effect on such company and, as a result, a material adverse effect on Leap Wireless.

     The Company's 50% joint venture partner in Chilesat PCS, Telex-Chile, has been unable to make principal repayments on its outstanding loans and is under court ordered protection from many of its significant lenders. Thus, the Company may not be able to rely on Telex-Chile to meet its financial commitments or to provide additional capital to Chilesat PCS. The Company expects that Chilesat PCS will have sufficient funds to meet its needs for operations and network expansion for the remainder of calendar 1998 through vendor financing and a $35 million short-term cash facility provided by QUALCOMM. Chilesat PCS requires additional financing in 1999, however, and there can be no assurance that such financing will be obtained. Chilesat PCS's failure to obtain such financing could have a material adverse effect on its ongoing operations and network expansion and, as a result, a material adverse effect on the Company.

     CURRENCY FLUCTUATION RISKS

     The Company reports its financial statements in U.S. Dollars. The Company's principal operating companies function in different currency jurisdictions and all report in local currencies. Consequently, the Company's results of operations as well as the value of its ownership interests in its operating companies or start-up projects will be affected by fluctuations in currency exchange rates between the U.S. Dollar and the applicable local currency.

     The Company's operating companies are exposed to risk from fluctuations in foreign currency and interest rates, which could impact each company's respective results of operations and financial condition. Because many of the operating companies' contracts with equipment suppliers, including QUALCOMM, will be denominated in Dollars, a significant change in the value of the Dollar against the national currency of any operating company could result in the increase of the relative cost of such contracts and could restrict such company from fulfilling certain of its contractual obligations. As a result, any devaluation in the local currency relative to the currencies in which such liabilities are payable could have a material adverse effect on the Company. In some developing countries, including Mexico and Russia, significant devaluations relative to the U.S. Dollar have occurred and may occur again in the future. In such circumstances, the Company may experience economic loss with respect to its ownership interests and fluctuations in its results of operations solely as a result of exchange rate fluctuations.

     The Company seeks to reduce its foreign exchange exposure arising from transactions by matching, where possible, assets and liabilities. There can be no assurance that the Company will be able to match its assets and liabilities or otherwise reduce its foreign exchange exposure. In some cases, the operating companies may borrow in U.S. Dollars rather than in local currencies because such U.S. Dollar borrowings are the only funding source available to them at the time. In such circumstances, the Company has decided, in conjunction with its partners, to accept the inherent currency risk principally because of the relatively high cost of buying or the inability to buy forward cover in currencies of the countries in which the operating companies conduct business.

     In general, the Company may elect to enter into hedging arrangements from time to time in the future, although it is not currently party to any such transaction and does not have a policy to systematically hedge against foreign currency exchange rate risks.

     INFLATION AND DEFLATION

     Inflation has had and may continue to have adverse effects on the economies and securities markets of certain emerging market countries and could have adverse effects on the operating companies and start-up projects in those countries, including their ability to obtain financing. Russia, Chile and Mexico, for example, have periodically experienced relatively high rates of inflation. The operating companies, where permitted, and subject to competitive pressures, intend to increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the license, the operating companies may not be able to mitigate the impact of inflation on their operations. The Company believes risks associated with deflation have recently increased, particularly given recent deflation in certain parts of Asia. Significant deflation could have a material adverse effect on the Company's revenues, profit and overall performance.

     While system equipment costs may increase over time as a result of inflation, the Company expects that the cost of subscriber equipment will decrease over time, although there can be no assurance that this will be the case. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary or deflationary pressures.

YEAR 2000 ISSUE

     The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     As the Company and the Leap Wireless Operating Companies have recently begun their respective businesses, there exists uncertainty as to the impact the Year 2000 issue could have on the Company. The Company does not believe that the Year 2000 issue will significantly impact its administrative and accounting software, which have been acquired recently or will be acquired. The Company generally subjects its vendors to Year 2000 compliance requirements in connection with the Company's acquisitions of software. Also, the Company believes that the Year 2000 issue will not significantly impair the ability of the Leap Wireless Operating Companies' wireless communications networks to perform as intended. The Leap Wireless Operating Companies are expected to have direct or indirect computerized interfaces to third parties relating to the transmission of telecommunications traffic over local, national and international telecommunications networks. The Leap Wireless Operating Companies are vulnerable to the failure of such third parties to adequately address their Year 2000 issues. Such failures, should they occur, could cause significant disruption to the operations of the Leap Wireless Operating Companies, including the ability to provide certain services and correctly bill customers, resulting in the potential for revenue loss and increased costs. The Company is not currently aware of any significant third party problems concerning the computerized interfaces, but as the Leap Wireless Operating Companies have only recently begun network build-out and commercial activities, they have not yet completed their assessment of the risk associated with third party interfaces and the Year 2000 issue. This overall assessment is expected to continue through December 1998. At that time, the concurrently developed remediation plan will begin, with an expected completion date of July 1, 1999. The Company is in the process of developing a risk profile to evaluate all third parties in regard to their capability to become compliant with Year 2000.

     As of the date hereof, the Company has not incurred any material costs in support of the Year 2000 issue. The Company estimates that it will spend $500,000 in fiscal year 1999 to review and correct any non-information technology systems as well as support material third party relationships. The Company has not developed a contingency plan to handle a worst case scenario.

     There can be no assurance that the Company will be able to identify all Year 2000 problems in its systems, the systems of the Leap Wireless Operating Companies or third party systems with which the Company or the Leap Wireless Operating Companies will have computerized interfaces in advance of their occurrence or that the Company will be able to successfully remedy any problems. The expenses associated with the Company's efforts to remedy any Year 2000 problems, the expenses or liabilities to which the Company may become subject as a result of such problems or the impact of Year 2000 problems on the ability of Leap Wireless Operating Companies to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its financial statement disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Company is incorporated by reference to the section entitled "Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company (the "Proxy Statement"), which is expected to be filed not later than 120 days after the Registrant's fiscal year ended August 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2) Financial Statements and Schedules. See index on Page F-1.

     (3) Exhibits:

     EXHIBIT
       NO.                               DESCRIPTION
    ---------                            -----------
      3.1(1)     Form of Amended and Restated Certificate of Incorporation of
                 the Registrant
      3.2(1)     Form of Amended and Restated Bylaws of the Registrant
      3.3(2)     Form of Certificate of Designation of Series A Junior
                 Participating Preferred Stock of the Registrant
      4.1(1)     Form of Common Stock Certificate
      4.2(3)     Warrant, dated as of September 23, 1998, issued to QUALCOMM
                 Incorporated ("QUALCOMM")
      4.3(2)     Rights Agreement, dated as of September 14, 1998, between
                 the Registrant and Harris Trust Company of California
     10.1(3)     Separation and Distribution Agreement, dated as of September
                 23, 1998, between QUALCOMM and the Registrant
     10.2(3)     Credit Agreement, dated as of September 23, 1998, between
                 QUALCOMM and the Registrant
     10.3(3)     Tax Matters Agreement, dated as of September 23, 1998,
                 between QUALCOMM and the Registrant
     10.4(3)     Interim Services Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant

     EXHIBIT
       NO.                               DESCRIPTION
    ---------                            -----------
     10.5(3)     Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between QUALCOMM and the Registrant
     10.6(3)     Employee Benefits Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
     10.7(3)     Conversion Agreement, dated as of September 23, 1998,
                 between QUALCOMM and the Registrant
     10.8(3)     Assignment and Assumption Agreement, dated as of September
                 23, 1998, between QUALCOMM and the Registrant
     10.9(1)     Form of Registrant's 1998 Stock Option Plan (the "Option
                 Plan")
     10.10(1)    Form of non-qualified/incentive stock option under the
                 Option Plan
     10.11(1)    Form of non-qualified stock option under the Option Plan to be granted to QUALCOMM option holders in connection with the
                 Distribution
     10.12(1)    Form of Registrant's 1998 Non-Employee Directors' Stock
                 Option Plan (the "Directors' Plan")
     10.13(1)    Form of non-qualified stock option under the Directors' Plan
     10.14(1)    Form of Registrant's Employee Stock Purchase Plan
     10.15(1)    Assignment and Assumption of Lease dated August 11, 1998
                 between QUALCOMM and Vaxa International, Inc.
     10.16(1)    Form of Indemnity Agreement to be entered into between the
                 Registrant and its directors and officers
     10.17       Loan Agreement, dated as of September 28, 1998, between
                 Pegaso Comunicaciones y Servicios, S.A. de C.V. and the
                 Registrant
     10.18       Promissory Note, executed September 25, 1998, by Pegaso
                 Comunicaciones y Servicios, S.A. de C.V. in favor of the
                 Registrant
     10.19       Pledge Agreement, dated as of September 28, 1998, by and
                 between Pegaso Comunicaciones y Servicios, S.A. de C.V., the
                 Registrant and the other parties thereto
     21.1(1)     Subsidiaries of the Registrant
     23.1        Consent of Independent Accountants
     27.1        Financial Data Schedule

---------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K under Item 5 thereof on September 18, 1998, relating to the adoption of the Company's Stockholders Rights Plan and entering into of a definitive Rights Agreement, dated as of September 14, 1998, between the Company and Harris Trust Company of California.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of November, 1998.

                                          By:      /s/ HARVEY P. WHITE

                                            ------------------------------------
                                                      Harvey P. White
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ HARVEY P. WHITE                   President, Chief Executive    November 25, 1998
-----------------------------------------------------  Officer and Director
                   Harvey P. White                     (Principal Executive
                                                       Officer)

                 /s/ TOM WILLARDSON                    Senior Vice President,        November 25, 1998
-----------------------------------------------------  Finance and Treasurer
                   Tom Willardson                      (Principal Financial
                                                       Officer)

                /s/ THOMAS J. BERNARD                  Executive Vice President and  November 25, 1998
-----------------------------------------------------  Director
                  Thomas J. Bernard

                 /s/ STEPHEN DHANENS                   Controller (Principal         November 25, 1998
----------------------------------------------------   Accounting Officer)
                   Stephen Dhanens

                /s/ JAMES E. HOFFMAN                   Senior Vice President,        November 25, 1998
-----------------------------------------------------  General Counsel and Director
                  James E. Hoffmann

                                                       Director                      November   , 1998
-----------------------------------------------------
             Alejandro Burillo Azcarraga

                 /s/ SCOT B. JARVIS                    Director                      November 25, 1998
-----------------------------------------------------
                   Scot B. Jarvis

               /s/ MICHAEL B. TARGOFF                  Director                      November 25, 1998
-----------------------------------------------------
                 Michael B. Targoff

               /s/ JEFFREY P. WILLIAMS                 Director                      November 25, 1998
-----------------------------------------------------
                 Jeffrey P. Williams

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
LEAP WIRELESS INTERNATIONAL, INC. (A DEVELOPMENT STAGE
  COMPANY)
  Report of Independent Accountants.........................  F-2
  Combined Balance Sheets at August 31, 1998 and 1997.......  F-3
  Combined Statements of Operations for the fiscal years
     ended August 31, 1998, 1997 and 1996 and for the period
     from September 1, 1995 (inception) to August 31,
     1998...................................................  F-4
  Combined Statements of Cash Flows for the fiscal years
     ended August 31, 1998, 1997 and 1996 and for the period
     from September 1, 1995 (inception) to August 31,
     1998...................................................  F-5
  Combined Statements of Stockholder's Equity for each of
     the fiscal years in the period from September 1, 1995
     (inception) to August 31, 1998.........................  F-6
  Notes to Combined Financial Statements....................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Leap Wireless International, Inc.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of cash flows and of stockholder's equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. (a development stage company) at August 31, 1998 and 1997, and the results of its operations and its cash flows for the fiscal years ended August 31, 1998, 1997 and 1996 and for the period from September 1, 1995 (inception) through August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
November 19, 1998

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  AUGUST 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Current assets..............................................  $     --    $    --
Investments in unconsolidated wireless operating
  companies.................................................   101,719     46,267
Loans receivable from unconsolidated wireless operating
  companies.................................................    65,303         --
Other assets................................................     6,838         --
                                                              --------    -------
          Total assets......................................  $173,860    $46,267
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities....................  $  5,789    $   279
Loan payable to bank........................................     9,000         --
                                                              --------    -------
          Total liabilities.................................    14,789        279
                                                              --------    -------
Commitments (Note 7)
Stockholder's equity:
  Parent's investment.......................................   197,598     47,478
  Deficit accumulated during the development stage..........   (36,175)    (1,550)
  Cumulative translation adjustment.........................    (2,352)        60
                                                              --------    -------
          Total stockholder's equity........................   159,071     45,988
                                                              --------    -------
          Total liabilities and stockholder's equity........  $173,860    $46,267
                                                              ========    =======

                            See accompanying notes.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED           FOR THE PERIOD FROM
                                                          AUGUST 31,            SEPTEMBER 1, 1995
                                                  --------------------------     (INCEPTION) TO
                                                    1998      1997     1996      AUGUST 31, 1998
                                                  --------   -------   -----   -------------------
Equity in net income (loss) of unconsolidated
  wireless operating companies..................  $(11,580)  $   207   $  --        $(11,373)
General and administrative expenses.............   (23,888)   (1,361)   (396)        (25,645)
Interest income.................................       843        --      --             843
                                                  --------   -------   -----        --------
     Loss before income taxes...................   (34,625)   (1,154)   (396)        (36,175)
Income tax expense..............................        --        --      --              --
                                                  --------   -------   -----        --------
     Net loss...................................  $(34,625)  $(1,154)  $(396)       $(36,175)
                                                  ========   =======   =====        ========
Unaudited pro forma basic and diluted net loss
  per common share (Note 1).....................  $  (1.96)
                                                  ========

                            See accompanying notes.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEARS ENDED            FOR THE PERIOD FROM
                                                              AUGUST 31,             SEPTEMBER 1, 1995
                                                     ----------------------------     (INCEPTION) TO
                                                       1998        1997     1996      AUGUST 31, 1998
                                                     ---------   --------   -----   -------------------
Operating activities:
  Net loss.........................................  $ (34,625)  $ (1,154)  $(396)       $ (36,175)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
     Equity in net loss (income) of unconsolidated
       wireless operating companies................     11,580       (207)     --           11,373
     Earned interest accrued to loans receivable...       (843)        --      --             (843)
     Change in accounts payable and accrued
       liabilities.................................      5,510        168     111            5,789
                                                     ---------   --------   -----        ---------
Net cash used in operating activities..............    (18,378)    (1,193)   (285)         (19,856)
                                                     ---------   --------   -----        ---------
Investing activities:
  Investments in unconsolidated wireless operating
     companies.....................................    (69,444)   (46,000)     --         (115,444)
  Issuance of loans to unconsolidated wireless
     operating companies...........................    (64,460)        --      --          (64,460)
  Cash paid on acquisition of consolidated wireless
     operating company.............................       (564)        --      --             (564)
  Purchase of wireless communication licenses......     (6,274)        --      --           (6,274)
                                                     ---------   --------   -----        ---------
Net cash used in investing activities..............   (140,742)   (46,000)     --         (186,742)
                                                     ---------   --------   -----        ---------
Financing activities:
  Proceeds from bank loan..........................      9,000         --      --            9,000
  Parent's investment..............................    150,120     47,193     285          197,598
                                                     ---------   --------   -----        ---------
Net cash provided by financing activities..........    159,120     47,193     285          206,598
                                                     ---------   --------   -----        ---------
Net change in cash and cash equivalents............         --         --      --               --
Cash and cash equivalents at beginning of period...         --         --      --               --
                                                     ---------   --------   -----        ---------
Cash and cash equivalents at end of period.........  $      --   $     --   $  --        $      --
                                                     =========   ========   =====        =========

                            See accompanying notes.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                             CUMULATIVE
                                                 PARENT'S     ACCUMULATED    TRANSLATION
                                                INVESTMENT      DEFICIT      ADJUSTMENT      TOTAL
                                                ----------    -----------    -----------    --------
Balance at September 1, 1995 (inception)......   $     --      $     --        $            $     --
  Transfers from Parent.......................        285            --             --           285
  Net loss....................................         --          (396)            --          (396)
                                                 --------      --------        -------      --------
Balance at August 31, 1996....................        285          (396)            --          (111)
  Transfers from Parent.......................     47,193            --             --        47,193
  Net loss....................................         --        (1,154)            --        (1,154)
  Cumulative translation adjustment...........         --            --             60            60
                                                 --------      --------        -------      --------
Balance at August 31, 1997....................     47,478        (1,550)            60        45,988
  Transfers from Parent.......................    150,120            --             --       150,120
  Net loss....................................         --       (34,625)            --       (34,625)
  Cumulative translation adjustment...........         --            --         (2,412)       (2,412)
                                                 --------      --------        -------      --------
Balance at August 31, 1998....................   $197,598      $(36,175)       $(2,352)     $159,071
                                                 ========      ========        =======      ========

                            See accompanying notes.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

     On June 24, 1998, QUALCOMM Incorporated ("QUALCOMM") created a wholly-owned subsidiary, Leap Wireless International, Inc. (the "Company" or "Leap Wireless"), a Delaware corporation. On September 23, 1998 (the "Distribution Date"), QUALCOMM distributed all of the outstanding shares of common stock of the Company to QUALCOMM's stockholder as a taxable dividend (the "Distribution"). In connection with the Distribution, one share of the Company's common stock was issued to every four shares of QUALCOMM common stock outstanding on September 11, 1998.

     The Company's business strategy is to operate, manage, support and otherwise participate in Code Division Multiple Access ("CDMA") based wireless telecommunications businesses and ventures in emerging international markets and in the United States. Initially, the Company's principal markets for its intended activities are in Latin America, Eastern Europe, Asia-Pacific and the United States. QUALCOMM is a major supplier of CDMA subscriber and infrastructure equipment to the Company's wireless telecommunications businesses, and the Company expects that QUALCOMM will continue to be a major supplier for future wireless telecommunications businesses in which the Company participates.

     Following the Distribution, QUALCOMM and the Company are operating as independent companies. QUALCOMM and the Company, however, continue to have a relationship as a result of the various agreements entered into in connection with the Distribution.

  The Distribution

     In connection with the Distribution, QUALCOMM transferred to the Company its joint venture and equity interests in the following domestic and international emerging terrestrial based wireless telecommunications operating companies: Pegaso Telecomunicaciones, S.A. de C.V. (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. (Chile), Chase Telecommunications, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development stage businesses (the "Leap Wireless Operating Companies"). QUALCOMM and the Company also agreed that, if certain events occur within 18 months after the Distribution, QUALCOMM will transfer to the Company its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine. In connection with the Distribution, QUALCOMM also transferred to the Company cash and certain indebtedness of the Leap Wireless Operating Companies owed to QUALCOMM, as well as certain miscellaneous assets. The aggregate net tangible book value of the assets transferred by QUALCOMM to the Company in connection with the Distribution was approximately $258 million.

     The Company has agreed to assume certain of QUALCOMM's obligations to manage operations of and finance costs relating to ongoing build-outs of the wireless telecommunications systems being deployed by the Leap Wireless Operating Companies, including approximately $75 million of funding obligations to such operating companies, as well as certain miscellaneous liabilities. QUALCOMM will continue to be a supplier of CDMA equipment and is expected to provide significant vendor financing to the Company's wireless telecommunications businesses and ventures.

     The Company entered into a secured credit facility with QUALCOMM (the "Credit Facility"). The Credit Facility consists of two sub-facilities. The first sub-facility enables the Company to borrow up to $35.2 million from QUALCOMM. The proceeds from this sub-facility may be used by the Company solely to meet the normal working capital and operating expenses of the Company, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility enables the Company to borrow up to $229.8 million from QUALCOMM. The proceeds from this second sub-facility may be used by the Company solely to make certain identified portfolio investments.

     Amounts borrowed under the Credit Facility will be due and payable approximately eight years following the Distribution Date. QUALCOMM has a first priority security interest in, subject to some exceptions, substantially all of the assets of the Company for so long as any amounts are outstanding under the Credit Facility. Amounts borrowed under the Credit Facility will bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001 and, prior to such time, accrued interest shall be added to the principal amount outstanding.

  Basis of Presentation

     The combined financial statements reflect the financial position, results of operations, cash flows and changes in stockholder's equity of the business that was transferred to the Company from QUALCOMM as if: (i) the Company were a separate entity for all periods presented, and (ii) the historical investments in the Leap Operating Wireless Operating Companies as of August 31, 1998 and significant agreements entered into with such companies prior to the Distribution were owned or entered into by the Company. However, for the periods covered by the financial statements, such investments were directly or indirectly legally owned by QUALCOMM. Additionally, the results of the Company's unconsolidated Leap Wireless Operating Companies have been included as of and for the twelve months ended July 31, a one month lag. The financial statements have been presented as if the Company were a development stage company with an inception date of September 1, 1995. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. The businesses attributed to the Company did not engage in any significant activity prior to fiscal 1996 and, as of August 31, 1998, neither the Company nor the businesses in which it was deemed to own an equity investment had generated any revenues from their planned principal operations. The Company had no cash balances as of August 31, 1998 and 1997 as no specific cash accounts had been designated by QUALCOMM for the Company. When Company liabilities were paid or investments made, it is assumed that the cash used by the Company was funded by a stockholder cash contribution. Changes in stockholder's equity represent QUALCOMM's contribution after giving effect to the net operating cash used by the Company and amounts necessary to finance the acquisition of ownership interests in the Leap Wireless Operating Companies.

     The Company had no employees nor were any QUALCOMM employees wholly dedicated to its business during the fiscal periods presented. QUALCOMM departmental labor and other direct costs have been allocated to the Company based on estimates of incremental efforts expended and incremental costs incurred related to the Company's business. General corporate overhead related to QUALCOMM's corporate headquarters and common support divisions have been allocated to the Company generally based on the proportion of the Company's costs and expenses to QUALCOMM's costs and expenses.

     Management believes these allocations reasonably approximate costs incurred by QUALCOMM on behalf of the Company's operations. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Following the Distribution, the Company hired its own staff to perform necessary functions using its own resources or purchased resources and is responsible for the costs and expenses associated with the management of a public corporation.

     The financial information included herein may not necessarily reflect the financial position, results of operations, cash flows and changes in stockholder's equity of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

  Developmental Stage Activities and Additional Capital Needs

     The Company has only operated as an independent public company since the Distribution and is at an early stage of development. As such, the Company is subject to the risks inherent in the establishment of a new business enterprise and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth. To date, the Company has generated no revenue from its ownership interests in or management roles with the Leap Wireless Operating Companies. The Company's ability to generate revenues will be dependent on a number of factors, including the future operations and profitability of its operating companies. The Leap Wireless Operating Companies are expected to incur substantial losses for the foreseeable future and are subject to substantial risks. The Company will be required to recognize a share of these companies' start-up operating losses as a result of the Company's ownership interests in these companies. The industry in which the operating companies operate is highly competitive and is subject to a number of significant project, market, political, credit and exchange risks, among others. The Company may be required to provide substantial funding to these entities to finance completion of their wireless operating systems. The build-out of the operating companies' wireless systems may take a number of years to complete. There can be no assurance that any of the existing operating companies or any other companies in which the Company may acquire a joint venture or equity interest will be able to obtain sufficient financing to build-out their systems, meet their payment obligations to the Company or others, including the Federal Communications Commission ("FCC") and other regulatory agencies, or become profitable. The failure of these companies to build-out their systems, meet their payment obligations or become profitable would adversely affect the value of the Company's assets and its future profitability. The time required for the Company to reach or sustain profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve or maintain profitability. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

     The Company expects to have significant future capital requirements relating to funding of the Leap Wireless Operating Companies and other operating companies in which the Company may acquire joint venture or equity interests and to general working capital needs and other cash requirements. The magnitude of these capital requirements will depend on a number of factors, including the specific capital needs of the Leap Wireless Operating Companies, additional capital needed to acquire or maintain other joint venture or equity interests, competing technological and market developments and changes in existing and future relationships.

     The Company expects to obtain much of its required near term financing through borrowings under the Credit Facility. The Company expects, however, that it will reach its borrowing limit under both sub-facilities of the Credit Facility on or about the end of fiscal 1999. The Company had no other agreements for working capital or financing. In addition, the Company is subject to restrictive covenants and other obligations under the Credit Facility. There can be no assurance that the Company will have continued access to borrowings under the Credit Facility when required.

     There can be no assurance that the Company will be able to obtain additional required financing on favorable terms or at all. The terms of the Credit Facility include security interests in favor of QUALCOMM and other restrictive covenants, and may significantly limit or prevent the Company from obtaining additional debt financing. If additional funds are raised through equity financings, dilution to the Company's existing stockholders would result. To the extent that such additional financing is raised by the sale or other transfer of any of the Company's equity interests in the Leap Wireless Operating Companies, the Company will be diluted or relinquish ownership of such interests. As fiscal 1999 progresses, if management comes to believe that it will be unable to obtain working capital or financing in addition to the Credit Facility, management expects to reduce the Company's capital requirements by slowing or discontinuing the funding of uncommit-

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

ted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling portions of its interests in one or more of the Leap Wireless Operating Companies. The failure to obtain adequate additional financing may have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

     As a result of its capital requirements, including expected borrowings under the Credit Facility, the Company expects that it will be highly leveraged. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future may be impaired; (ii) a substantial portion of the Company's future cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations; (iii) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (iv) the Company's substantial degree of leverage may make it more vulnerable in the event of a downturn in general economic conditions or in its business. There can be no assurance that the Company's future cash flows will be sufficient to meet the Company's debt service requirements or that the Company will be able to refinance any of its indebtedness at maturity.

     The Company experienced net losses for the years ended August 31, 1998, 1997 and 1996 of $34.6 million, $1.2 million and $396,000, respectively. Following the Distribution, the Company is responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, listed and registered securities and investor relations issues. Further, the Leap Wireless Operating Companies are in the early stages of developing and deploying their respective telecommunications systems. Such systems require significant expenditures, a substantial portion of which are incurred before corresponding revenues are generated. In addition, the degree to which the Company and its operating companies are expected to be leveraged will lead to significant interest expense and principal repayment obligations with respect to outstanding indebtedness. The Company therefore expects to incur significant expenses in advance of generating revenues, and as a result, to incur substantial additional losses in the foreseeable future. There can be no assurance that the Company or any of the Leap Wireless Operating Companies will achieve or sustain profitability in the near term or at all.

  International Risks

     The Company is subject to numerous risks as a result of its international activities. The Leap Wireless Operating Companies are dependent, in large part, on the economies of the markets in which they have operations. Those markets and other markets in which the Company may operate are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product. The Company and the Leap Wireless Operating Companies are exposed to market risk from changes in foreign currency exchange rates and interest rates, and are subject to other currency, economic and political risks, which could impact their results of operations and financial condition.

  Year 2000 Compliance

     As the Company and the Leap Wireless Operating Companies have recently begun their respective businesses, there exists uncertainty as to the impact the Year 2000 issue could have on the Company. The Company does not believe that the Year 2000 issue will significantly impact its administrative and accounting software, which have been acquired recently or will be acquired. The Company generally subjects its vendors to Year 2000 compliance requirements in connection with the Company's acquisitions of software. Also, the Company believes that the Year 2000 issue will not significantly impair the ability of the Leap Wireless Operating Companies' wireless communications networks to perform as intended. The Leap Wireless

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

Operating Companies are expected to have direct or indirect computerized interfaces to third parties relating to the transmission of telecommunications traffic over local, national and international telecommunications networks. The Leap Wireless Operating Companies are vulnerable to the failure of such third parties to adequately address their Year 2000 issues. Such failures, should they occur, could cause significant disruption to the operations of the Leap Wireless Operating Companies, including the ability to provide certain services and correctly bill customers, resulting in the potential for revenue loss and increased costs. The Company is not currently aware of any significant third party problems concerning the computerized interfaces, but as the Leap Wireless Operating Companies have only recently begun network build-out and commercial activities, they have not yet completed their assessment of the risk associated with third party interfaces and the Year 2000 issue. This overall assessment is expected to continue through December 1998. At that time, the concurrently developed remediation plan will begin, with an expected completion date of July 1, 1999. The Company is in the process of developing a risk profile to evaluate all third parties in regard to their capability to become compliant with Year 2000.

     As of the date hereof, the Company has not incurred any material costs in support of the Year 2000 issue. The Company estimates that it will spend $500,000 in fiscal year 1999 to review and correct any non-information technology systems as well as support material third party relationships. The Company has not developed a contingency plan to handle a worst case scenario.

     There can be no assurance that the Company will be able to identify all Year 2000 problems in its systems, the systems of the Leap Wireless Operating Companies or third party systems with which the Company or the Leap Wireless Operating Companies will have computerized interfaces in advance of their occurrence or that the Company will be able to successfully remedy any problems. The expenses associated with the Company's efforts to remedy any Year 2000 problems, the expenses or liabilities to which the Company may become subject as a result of such problems or the impact of Year 2000 problems on the ability of Leap Wireless Operating Companies to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

  Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Investments in the Leap Wireless Operating Companies

     Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence and for ownership interests in partnerships. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company's investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company's equity in the net assets of the investee. To accommodate the reporting of the unconsolidated Leap Wireless Operating Companies, the Company has adopted a one-month lag for the recognition of the Company's share of net earnings or losses of such investments.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

  Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

  Foreign Currency

     Results of operations for international investments are translated using average exchange rates during the period, while assets and liabilities are translated using end-of-period rates. The resulting exchange gains or losses are accumulated in the "cumulative translation adjustment" account, a component of stockholder's equity. The functional currency of the Company's foreign investees that operate in highly inflationary economies is the U.S. Dollar. The monetary assets and liabilities of these foreign investees are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses of these foreign investees are recognized in the combined results of operations. The effects of translating the financial position and results of operations of local currency operations have not been significant to the Company's financial statements. Gains and losses resulting from the Company's foreign currency transactions have not been significant in relation to its operations.

  Income Taxes

     Historically, the Company's operations have been included in the consolidated income tax returns filed by QUALCOMM. Income tax expense in the Company's financial statements has been calculated on a separate tax return basis.

     Current income tax benefit is the amount expected to be receivable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

  Unaudited Pro Forma Basic and Diluted Net Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which the Company has adopted to compute the unaudited pro forma net loss per common share ("EPS") amount for fiscal 1998.

     The Company had no shares of common stock outstanding during fiscal 1998. The unaudited pro forma net loss per common share was calculated by dividing the 1998 net loss of $34.6 million by the 17,647,685 shares of Common Stock the Company issued at Distribution. Stock options for 5,542,740 shares issued subsequent to the Distribution Date, the conversion of QUALCOMM's Trust Convertible Preferred Securities which are convertible into shares of QUALCOMM Common Stock and 2,271,060 shares of the Company's Common Stock, and the exercise of a warrant to be issued to QUALCOMM for approximately 5,500,000 shares of common stock have not been considered in calculating the unaudited pro forma net loss per common share because their effect would be anti-dilutive. As a result, the Company's unaudited pro forma basic and diluted net loss per common share are the same.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

  Future Accounting Requirements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 may be primarily from foreign currency translation adjustments and has not yet determined the manner in which comprehensive income will be displayed.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its financial statement disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

NOTE 2. INVESTMENTS AND LOANS TO UNCONSOLIDATED LEAP WIRELESS OPERATING
COMPANIES

     The Company and its consolidated subsidiaries have joint venture and equity interests in companies that hold wireless telephone licenses or are seeking such licenses. Its participation in each company differs and the Company does not have majority interests in such companies. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of the other participants, over which the Company has no control. The Company and its consolidated subsidiaries have investments in Leap Wireless Operating Companies consisting of the following (in thousands):

                                                              AUGUST 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Investments at equity...................................  $ 97,719    $42,267
Investment at cost......................................     4,000      4,000
                                                          --------    -------
                                                          $101,719    $46,267
                                                          ========    =======

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                              PERCENTAGE OF
                                                                OWNERSHIP
                                                                AUGUST 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
COST INVESTMENT
  Chase Telecommunications, Inc (U.S.)......................   7.2%     7.2%
EQUITY INVESTMENTS
  Chilesat Telefonia Personal S.A. (Chile)..................    50%      50%
  Pegaso Telecomunicaciones, S.A. de C.V. (Mexico)..........    49%      --
  Metrosvyaz Limited (Russia)...............................    50%      --
  Orrengrove Investments Limited (Russia)...................    50%      --

     Condensed financial information for the Leap Wireless Operating Company during the period under which the Company accounted for the investment under the equity method is summarized as follows (in thousands):

                                                              AUGUST 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Current assets..........................................  $ 73,250    $37,565
Non-current assets......................................   170,660     15,058
Current liabilities.....................................   (93,064)      (665)
Non-current liabilities.................................   (61,055)    (7,461)
                                                          --------    -------
          Total partners' and stockholders' capital.....    89,791     44,497
Other partners' and stockholders' share of capital......    40,663     22,249
                                                          --------    -------
Company's share of capital..............................    49,128     22,248
Goodwill and other intangible items.....................    48,591     20,019
                                                          --------    -------
  Equity investments in unconsolidated wireless
     operating companies................................  $ 97,719    $42,267
                                                          ========    =======
Operating expenses......................................  $(15,803)   $  (274)
Other income (expense), net.............................    (1,380)       688
                                                          --------    -------
  Net income............................................   (17,183)       414
Other partners' and stockholders' share of net income
  (loss)................................................    (5,603)       207
                                                          --------    -------
Company's share of net income (loss)....................   (11,580)       207
Amortization of goodwill and other intangible items.....        --         --
                                                          --------    -------
  Equity in net income (loss) of unconsolidated
     wireless operating companies.......................  $(11,580)   $   207
                                                          ========    =======

     As of August 31, 1998, the Leap Wireless Operating Companies had not commenced commercial revenue generating operations. Any income derived resulted principally from earnings on investments and cash.

  Chase Telecommunications, Inc.

     In December 1996, the Company purchased $4 million of Chase Telecommunications, Inc. ("Chase"), a development stage company, Class B Common Stock, representing 7.2% of the outstanding capital stock of Chase. The Company is accounting for its investment under the cost method of accounting. It is not practicable to estimate the fair value of the investment as Chase is a closely held domestic corporation and is not publicly traded.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

     In June 1998, the Company agreed to provide a $25 million working capital facility to Chase. Borrowings under the facility are subject to interest at prime plus 4 1/2% and are to be repaid by June 2006. Borrowings are collateralized by substantially all of the assets of Chase. At August 31, 1998, borrowings under the facility totaled $12.1 million, including $307,000 of accrued interest. The Company has committed, subject to certain conditions and exceptions, to convert the facility into $25 million of redeemable preferred stock in Chase. The Company received warrants, in connection with this financing, to acquire up to an additional 8.5% of the currently outstanding Chase equity.

     Although Chase has commenced limited commercial operations, it is a development stage company that will require significant financing to expand its Personal Communications Services ("PCS") network build-out and to meet its payment obligations relating to the purchase of PCS licenses covering the Tennessee region from the FCC. Chase's failure to obtain sufficient financing or to meet its obligations to the FCC could adversely affect the value of the Company's investment in Chase. There can be no assurance that Chase will be successful in obtaining sufficient financing for its network build-out or in meeting its payment obligations to the FCC.

  Chilesat Telefonia Personal, S.A.

     In February 1997, the Company entered into a subscription and shareholders agreement to purchase $42 million of voting preferred shares representing a 50% ownership interest in a privately held corporate joint venture, Chilesat Telefonia Personal, S.A. ("Chilesat PCS"), a development stage company. The Company holds its shares in Chilesat PCS via a wholly-owned subsidiary, Inversiones QUALCOMM Chile, S.A. ("Inversiones QUALCOMM"), which held no other assets and had no liabilities as of August 31, 1998. The remaining 50% ownership interest represented by voting common shares is owned by Telex-Chile S.A. and its subsidiary Chilesat S.A. (together "Telex-Chile"). The preferred shares are entitled to a liquidation preference equal to the original purchase price per share if Chilesat PCS is liquidated by April 2003. The Company accounts for its investment under the equity method of accounting. As of August 31, 1998, Chilesat PCS had completed its initial network build-out, but operational activity was not significant. The Company recorded $3.1 million in equity losses resulting from this investment during fiscal 1998 and $207,000 in equity income during fiscal 1997

     During June 1998, the Company and Inversiones QUALCOMM entered into agreements with Chilesat PCS to provide $35 million in short-term loans, convertible into common equity if not repaid on or before January 31, 1999. If converted, the Company and Inversiones QUALCOMM would hold voting shares of approximately 65% of Chilesat PCS. This conversion is available to the Company and Inversiones QUALCOMM only if the loans are not repaid on or before January 31, 1999. Chilesat PCS currently contemplates that it will issue a $35 million capital call by January 1999 which may be used to repay the convertible loan or to provide for additional operating expenses. If Telex-Chile makes at least a $17.5 million cash contribution before January 31, 1999 pursuant to such capital call, the Company and Inversiones QUALCOMM have committed to convert $17.5 million of the short-term loans to equity. At August 31, 1998, borrowings under the loan totaled $25.2 million.

     Telex-Chile has been unable to make principal repayments on its outstanding loans and is under standstill agreements with many of its significant lenders. However, Telex-Chile has informed the Company that it has the intention to, and will have the ability to, fund its $17.5 million portion of the capital call prior to January 31, 1999.

     Under its licensing agreement with the Chilean government, Chilesat PCS is obligated to meet certain network build-out milestones by December 1998 and has provided a $58 million letter of credit to support the payment of government fines if the build-out milestones are not met. The Company has guaranteed reimbursement to the issuing bank of the Company's proportional share, based on its ownership interest, of

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

any government fines paid under the letter of credit. Additionally, the Company has pledged its shares in Chilesat PCS to the issuing bank as collateral for the letter of credit facility. In the event the failure to meet the network build-out milestones are the direct result of QUALCOMM's failure to supply and install equipment under its existing supply contract, QUALCOMM may be required to reimburse the Company its portion of the fine.

  Pegaso Telecomunicaciones, S.A. de C.V.

     In April 1998, the Company, through a wholly-owned subsidiary, QUALCOMM PCS Mexico, Inc., entered into a joint venture agreement pursuant to which it obtained a 49% ownership interest in a newly formed development stage company, Pegaso Telecomunicaciones, S.A. de C.V. ("PEGASO"), a Mexico corporation. In May of 1998, PEGASO obtained the right to acquire PCS licenses throughout Mexico.

     During 1998, the Company advanced a portion of PEGASO's start-up working capital requirements, including expenses incurred during the PCS spectrum auction. At August 31, 1998, advances totaled $11.1 million. As a result of start-up expenses incurred by PEGASO, the Company reported $2.4 million in equity losses during fiscal 1998. In addition to the advances of working capital, in June 1998, the Company provided a loan of $27.4 million to PEGASO. The purpose of the loan was to fund a portion of the first PCS license payment. Interest on the loan will accrue at a rate of 10% and has been added to the principal amount of the loan outstanding. The Company converted the advances and the loan including accrued interest into common stock in September 1998 (see
Note 8).

  QUALCOMM Telecommunications Ltd., Cayman Islands

     During October 1997, the Company became a 70% common owner in a start-up joint venture, QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Cayman"), a Cayman Islands corporation. Upon its formation, QUALCOMMTel Cayman had no significant assets or liabilities. The 30% minority interest is held by Tiller International Limited ("Tiller"), a private investment company. In the event that QUALCOMMTel Cayman makes a capital call on its stockholders to provide equity contributions, at the request of Tiller, the Company is required to fund 100% of Tiller's share of the equity contributions. Such advances by the Company for Tiller are collateralized by Tiller's shares in QUALCOMMTel Cayman and carry an interest rate of LIBOR plus 3% with principal and interest to be repayable from 80% of future net earnings of QUALCOMMTel Cayman. QUALCOMMTel Cayman is intended to be an intermediate holding company to facilitate the Company's business prospects for wireless local loop (fixed) telephone service in the Russian Federation.

     In August 1998, QUALCOMMTel Cayman became a 50% owner and partner in Metrosvyaz Limited ("Metrosvyaz"), a newly-formed joint venture with Teletal Limited ("Teletal"). As of the formation, Metrosvyaz had no assets or liabilities and no historical operating activity. Concurrent with the formation of Metrosvyaz, QUALCOMM entered into a $175 million, eight year, multiple drawdown loan facility under which Metrosvyaz would be able to borrow funds, subject to certain terms and conditions, to support its business plan, including equipment purchases, and working capital needs. The $175 million facility is related to a $500 million financing commitment entered into by QUALCOMM in February 1998. As of the Distribution Date, QUALCOMMTel Cayman has assumed $72.4 million of the $175 million financing obligation from QUALCOMM. Furthermore, of the original $500 million commitment, the Company expects that $150 million of financing will be provided by QUALCOMMTel Cayman, with the remaining $350 million to be provided by QUALCOMM as vendor financing.

     The $175 million facility carries a 13% interest rate and borrowings are generally repayable approximately four years from the date of the draw subject to a final repayment in August 2006 of any outstanding draws then outstanding. Borrowings under the facility are collateralized by substantially all the assets of Metrosvyaz.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

During 1998, QUALCOMMTel Cayman paid $6.6 million of start-up related costs on behalf of Metrosvyaz. These advances were later converted to a draw under the $72.4 million loan facility. Because the loan facility from QUALCOMMTel Cayman is the only source of working capital for Metrosvyaz at this time, and because the equity of QUALCOMMTel Cayman is 100% funded by the Company, the Company will fully consolidate the net earnings and losses of Metrosvyaz until such time the Company recoups its investment. Accordingly, and as a direct result of these start-up costs, the Company recorded $6.1 million in equity losses resulting from its investment during fiscal 1998.

  QUALCOMM Telecommunications Ltd., Isle of Man

     In August 1998, the Company became a 70% common owner in a start-up joint venture, QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Isle of Man"), an Isle of Man corporation. QUALCOMMTel Isle of Man holds a 50% investment in Orrengrove Investments Limited ("Orrengrove"). The 30% minority interest of QUALCOMMTel Isle of Man not owned by the Company is held by Tiller and the 50% of Orrengrove not held by QUALCOMMTel Isle of Man is held by Teletal.

     In August 1998, Orrengrove purchased 60% of the common stock of Transworld Telecommunications, Inc., Transworld Communications Services, Inc., and Transworld Communications (Bermuda), Ltd. (the "Transworld Companies") for an aggregate purchase price of $51.8 million. The Transworld Companies together are telecommunications companies in the development stage formed in part to help create a modern telecommunications infrastructure for the Russian Federation and the countries of the former East Bloc. The Transworld Companies have developed and are completing the installation of a satellite-based communications system for long-distance voice, video and data services using their exclusive rights to Russian Loutch II satellite capacity. Orrengrove will account for the acquisition under the purchase method of accounting. Because the Company funded the acquisition of the Transworld Companies in the form of a promissory note with Orrengrove, and because the equity of QUALCOMMTel Isle of Man is 100% funded by the Company, the Company will fully consolidate the net earnings and losses of Orrengrove until such time the Company recoups its investment.

NOTE 3. OTHER ASSETS

     In June 1998, the Company purchased all the shares of OzPhone Pty Limited ("OzPhone"), an Australian company, for $564,000. OzPhone then acquired several wireless communication licenses to provide digital mobile and wireless local loop services in Australia. The total cost of the licenses was approximately $6.2 million.

NOTE 4. EMPLOYEE BENEFIT PLANS

     Prior to August 31, 1998, the Company did not have any employees dedicated solely to its affairs. QUALCOMM employees who expended efforts on behalf of the Company participated in QUALCOMM employee benefit plans. The Company has formed employee benefit plans including an equity incentive plan which will provide for the grant of various types of equity-based compensation to employees of the Company, an incentive stock option plan, a non-qualified stock option plan and a non-employee directors' stock option plan to provide for the grant of options to purchase shares of the Company's Common Stock to non-employee directors of the Company (See Note 9).

NOTE 5. INCOME TAXES

     The Company has not recorded provisions for federal and state income taxes for fiscal 1998, 1997 and 1996 due to net operating losses ("NOL") during those years. The Company will not be able to utilize NOL carryforwards generated prior to the Distribution, as such NOLs will remain with QUALCOMM.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

     At August 31, 1998, 1997 and 1996, the Company had total deferred tax assets of approximately $14.5 million, $0.6 million and $0.2 million, respectively, which consisted of NOL carryforwards. Due to the uncertainty surrounding the ultimate realization of such deferred tax assets, the Company has provided a valuation allowance for the entire balance.

     At August 31, 1998, the Company had NOL carryforwards available to offset future income for federal income tax reporting purposes of approximately $10.7 million, $0.4 million and $0.1 million, which expire in years 2017, 2011 and 2010, respectively. State NOL carryforwards of approximately $3.2 million and $0.1 million at August 31, 1998 expire in years 2002 and 2001, respectively.

NOTE 6. LOAN PAYABLE TO BANK

     In July 1998, Inversiones QUALCOMM borrowed $9.0 million under a note payable to a bank in Chile. The note bears interest at a rate of 8.56% per annum and all amounts borrowed are due to be repaid by February 1999.

NOTE 7. COMMITMENTS

     The Company has made guarantees and commitments to invest additional equity and working capital into certain of the Leap Wireless Operating Companies. As of August 31, 1998, these commitments totaled approximately $150.3 million. Prior to the Distribution, these commitments were funded by QUALCOMM. Upon Distribution, the Company expects to fund its commitments with borrowings under the Credit Facility.

     The Company has entered into an agreement to lease its facility and certain equipment under non-cancelable operating leases, with terms ranging from five to seven years. Future minimum lease payments in each of the next five years from fiscal 1999 through 2003 are approximately $700,000 each year, and $1.3 million cumulative thereafter.

NOTE 8. SUBSEQUENT EVENTS, PRIOR TO THE DISTRIBUTION

     In September 1998, Inversiones QUALCOMM funded an additional $3.4 million under its loan agreement with Chilesat PCS utilizing additional bank debt. As of the Distribution Date, the Company and Inversiones QUALCOMM had loans totaling $28.6 million to Chilesat PCS, with remaining commitments to fund $6.4 million.

     In September 1998, the Company provided $60.7 million of funding and converted its advances and loan, with accrued interest, into common stock of PEGASO. The Company's total investment in PEGASO after these transactions was $100 million. On the same date, other investors also subscribed for and purchased common stock of PEGASO such that, after these transactions, the total par value of the common equity of PEGASO was $300 million. As a result, the Company's ownership interest in PEGASO has been diluted from 49% to 33%.

     In September 1998, the Company provided a $17.5 million loan (the "Pegaso Loan") to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 96%-owned by Mr. Alejandro Burillo Azcarraga, a member of the Company's Board of Directors. The Pegaso Loan bears interest at the rate of 13% per annum. The first principal installment of $7.5 million, plus accrued interest, was repaid on October 29, 1998 as scheduled, and the second principal installment of $10 million, plus accrued interest, is due on or before December 31, 1998. The purpose of the Pegaso Loan was to facilitate investment by Pegaso Comunicaciones y Servicios, S.A. de C.V. in PEGASO, the joint venture in which the Company has an interest, and to ensure that the investors in PEGASO made all capital contributions to PEGASO that were required for the acquisition of the Mexican licenses on September 30, 1998. The Pegaso Loan is guaranteed by Mr. Burillo and is secured by a pledge of all of the shares of Pegaso Comunicaciones y Servicios, S.A. de C.V.

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

and Mr. Burillo's interest in an unrelated joint venture with QUALCOMM to operate a satellite tracking, management and two-way communications systems for the trucking industry in Mexico.

     In September 1998, QUALCOMTel Cayman invested $3.1 million of equity in Metrosvyaz. In addition, the Company made an additional loan of $10.7 million under its loan facility with Metrosvyaz. As of the Distribution Date, QUALCOMMTel Cayman had loans totaling $17.3 million to Metrosvyaz, with a remaining commitment of $55.1 million.

NOTE 9. SUBSEQUENT EVENTS, POST DISTRIBUTION

     During October and November 1998, Chase borrowed an additional $8.6 million under the working capital facility it has with the Company. Borrowings by Chase to date total $20.4 million, with a remaining loan commitment of $4.6 million.

     In November 1998, Inversiones QUALCOMM funded the remaining $3.3 million under its loan agreement with Chilesat PCS utilizing additional bank debt. The Company has a remaining commitment of $3.1 million under its loan agreement with Chilesat PCS.

     The Company has made borrowings under the Credit Facility with QUALCOMM subsequent to the Distribution Date. In September 1998, the Company borrowed $5.3 million under the working capital sub-facility to pay QUALCOMM the 2% fee on the $265 million facility. The Company also borrowed a net total of $15.8 million under the investment capital sub-facility to make further investment and loans to certain of the Leap Wireless Operating Companies.

     ADOPTION OF EMPLOYEE BENEFIT PLANS

     Employee Savings and Retirement Plan. In September 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings.

     Stock Option Plans. In September 1998, the Company adopted the 1998 Stock Option Plan ("the Plan") that allows the Board of Directors to grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock. The Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five year period and are exercisable for up to ten years from the grant date. The Company also adopted a Non-Employee Directors Stock Option Plan, under which options to purchase common stock are granted to non-employee directors on an annual basis. The options are exercisable at a price equal to the fair market value of the common stock on the date of grant, vest over a five year period and are exercisable for up to ten years from the grant date.

     Employee Stock Purchase Plan. In September 1998, the Company adopted an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations.

     Executive Retirement Plan. In September 1998, the Company adopted a voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pretax basis. On a quarterly basis, participants receive up to a 10% match of their deferral in the form of the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company.

                                 EXHIBIT INDEX

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
  NO.                               DESCRIPTION                              PAGES
-------                             -----------                           ------------
 3.1(1)     Form of Amended and Restated Certificate of Incorporation of
            the Registrant..............................................
 3.2(1)     Form of Amended and Restated Bylaws of the Registrant.......
 3.3(2)     Form of Certificate of Designation of Series A Junior
            Participating Preferred Stock of the Registrant.............
 4.1(1)     Form of Common Stock Certificate............................
 4.2(3)     Warrant, dated as of September 23, 1998, issued to QUALCOMM
            Incorporated ("QUALCOMM")...................................
 4.3(2)     Rights Agreement, dated as of September 14, 1998, between
            the Registrant and Harris Trust Company of California.......
10.1(3)     Separation and Distribution Agreement, dated as of September
            23, 1998, between QUALCOMM and the Registrant...............
10.2(3)     Credit Agreement, dated as of September 23, 1998, between
            QUALCOMM and the Registrant.................................
10.3(3)     Tax Matters Agreement, dated as of September 23, 1998,
            between QUALCOMM and the Registrant.........................
10.4(3)     Interim Services Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant.........................
10.5(3)     Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between QUALCOMM and the
            Registrant..................................................
10.6(3)     Employee Benefits Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant.........................
10.7(3)     Conversion Agreement, dated as of September 23, 1998,
            between QUALCOMM and the Registrant.........................
10.8(3)     Assignment and Assumption Agreement, dated as of September
            23, 1998, between QUALCOMM and the Registrant...............
10.9(1)     Form of Registrant's 1998 Stock Option Plan (the "Option
            Plan")......................................................
10.10(1)    Form of non-qualified/incentive stock option under the
            Option Plan.................................................
10.11(1)    Form of non-qualified stock option under the Option Plan to be granted to QUALCOMM option holders in connection with the
            Distribution................................................
10.12(1)    Form of Registrant's 1998 Non-Employee Directors' Stock
            Option Plan (the "Directors' Plan").........................
10.13(1)    Form of non-qualified stock option under the Directors'
            Plan........................................................
10.14(1)    Form of Registrant's Employee Stock Purchase Plan...........
10.15(1)    Assignment and Assumption of Lease dated August 11, 1998
            between QUALCOMM and Vaxa International, Inc................
10.16(1)    Form of Indemnity Agreement to be entered into between the
            Registrant and its directors and officers...................
10.17       Loan Agreement, dated as of September 28, 1998, between
            Pegaso Comunicaciones y Servicios, S.A. de C.V. and the
            Registrant..................................................
10.18       Promissory Note, executed September 25, 1998, by Pegaso
            Comunicaciones y Servicios, S.A. de C.V. in favor of the
            Registrant..................................................

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
  NO.                               DESCRIPTION                              PAGES
-------                             -----------                           ------------
10.19       Pledge Agreement, dated as of September 28, 1998, by and
            between Pegaso Comunicaciones y Servicios, S.A. de C.V., the
            Registrant and the other parties thereto....................
21.1(1)     Subsidiaries of the Registrant..............................
23.1        Consent of Independent Accountants..........................
27.1        Financial Data Schedule.....................................

---------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.