Form 10-Q
period 1998-11-30
LEAP WIRELESS INTERNATIONAL INC
filed 1999-01-14
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended November 30, 1998 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from              to
                                          --------------  --------------

            Commission file number:  0-29752


                        LEAP WIRELESS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)



                DELAWARE                                    33-0811062
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

  10307 PACIFIC CENTER COURT, SAN DIEGO, CA                  92121-2779
  (Address of Principal Executive Offices)                   (Zip Code)


                                 (619) 882-6000
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
    Yes   X     No
       --------   --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.0001 par value per share, 17,771,535 shares outstanding as of January 8, 1999.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                      (UNAUDITED)
                                                                   NOVEMBER 30, 1998      AUGUST 31, 1998
                                                                   -----------------      ---------------
Cash and cash equivalents                                               $   7,496             $      --
Loans receivable from unconsolidated wireless
   operating company - current                                             31,947                25,227
Loan receivable from related party                                         10,228                    --
Other current assets                                                        3,108                    --
                                                                        ---------             ---------
   Total current assets                                                    52,779                25,227
                                                                        ---------             ---------
Property - net                                                              2,800                    --
Investments in unconsolidated wireless operating companies                194,333               101,719
Loans receivable from unconsolidated wireless
   operating companies                                                     21,281                40,076
Other assets                                                               12,873                 6,838
                                                                        ---------             ---------
   Total assets                                                         $ 284,066             $ 173,860
                                                                        =========             =========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                $   3,683             $   5,789
Loans payable to banks                                                     15,720                 9,000
Current portion of long-term debt                                          10,000                    --
                                                                        ---------             ---------
   Total current liabilities                                               29,403                14,789
                                                                        ---------             ---------

Long-term debt                                                             11,542                    --
Other liabilities                                                             663
                                                                        ---------             ---------
   Total liabilities                                                       41,608                14,789
                                                                        ---------             ---------
Commitments (Notes 3, 8 and 10)
Stockholder's equity:
  Preferred stock - authorized 10,000,000 shares
    $.0001 par value, no shares issued and outstanding                         --                    --
  Common stock - authorized 75,000,000 shares;
     $.0001 par value, 17,698,777 shares issued
     and outstanding                                                            2                    --
   Additional Paid-in capital                                             293,003                    --
   Combined capital accounts                                                   --               197,598
   Deficit accumulated during the development stage                       (47,608)              (36,175)
   Accumulated other comprehensive income (loss) -
     cumulative translation adjustment                                     (2,939)               (2,352)
                                                                        ---------             ---------
      Total stockholder's equity                                          242,458               159,071
                                                                        ---------             ---------
      Total liabilities and stockholder's equity                        $ 284,066             $ 173,860
                                                                        =========             =========



                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED                     FOR THE PERIOD
                                                                   NOVEMBER 30,                      SEPTEMBER 1, 1995
                                                      -------------------------------------            (INCEPTION) TO
                                                           1998                    1997              NOVEMBER 30, 1998
                                                      ------------             ------------          -----------------
Equity in net loss of unconsolidated
   wireless operating companies                       $     (7,544)            $       (967)            $    (18,917)
General and administrative expenses                         (4,364)                    (737)                 (30,009)
Interest income                                              1,526                       --                    2,369
Interest expense                                            (1,051)                      --                   (1,051)
                                                      ------------             ------------             ------------
   Loss before income taxes                                (11,433)                  (1,704)                 (47,608)
Income tax expense                                              --                       --                       --
                                                      ------------             ------------             ------------
   Net loss                                           $    (11,433)            $     (1,704)            $    (47,608)
                                                      ============             ============             ============

Net loss per common share                             $      (0.65)
                                                      ============

Weighted average common shares outstanding              17,662,760
                                                      ============




                             See accompanying notes.

                              LEAP WIRELESS INTERNATIONAL, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (IN THOUSANDS)




                                                                       THREE MONTHS ENDED               FOR THE PERIOD
                                                                           NOVEMBER 30,                SEPTEMBER 1, 1995
                                                                 -------------------------------         (INCEPTION) TO
                                                                    1998                 1997           NOVEMBER 30, 1998
                                                                 ---------             ---------       ------------------
Operating activities:
   Net loss                                                      $ (11,433)            $  (1,704)            $ (47,608)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Depreciation and amortization                                  124                    --                   124
        Equity in net loss of unconsolidated wireless
          operating companies                                        7,544                   967                18,917
        Earned interest accrued to loans receivable                 (1,219)                   --                (2,062)
        Changes in assets and liabilities:
          Other assets                                              (3,200)                   --                (3,627)
          Accounts payable and accrued liabilities                  (2,533)                   --                 3,683
          Other liabilities                                            663                    --                   663
                                                                 ---------             ---------             ---------
Net cash used by operating activities                              (10,054)                 (737)              (29,910)
                                                                 ---------             ---------             ---------
Investing activities:
   Purchase of property                                             (2,876)                   --                (2,876)
   Investments in unconsolidated wireless
     operating companies                                           (71,414)               (1,395)             (186,858)
   Issuance of loans to unconsolidated
     wireless operating companies                                  (15,377)                   --               (79,837)
   Issuance of loan receivable to related party                    (17,500)                   --               (17,500)
   Repayment of loan receivable to related party                     7,500                    --                 7,500
   Cash paid on acquisition of consolidated
     wireless operating companies                                       --                    --                  (564)
   Purchase of wireless communication licenses                        (689)                                     (6,963)
                                                                 ---------             ---------             ---------
Net cash used in investing activities                             (100,356)               (1,395)             (287,098)
                                                                 ---------             ---------             ---------
Financing activities:
   Proceeds from bank loans                                          6,720                    --                15,720
   Borrowings under credit facility                                 23,315                    --                23,315
   Repayment of borrowings under credit facility                    (7,500)                   --                (7,500)
   Issuance of common stock                                            103                    --                   103
   Former parent's investment                                       95,268                 2,132               292,866
                                                                 ---------             ---------             ---------
Net cash provided by financing activities                          117,906                 2,132               324,504
                                                                 ---------             ---------             ---------
Net increase in cash and cash equivalents                            7,496                    --                 7,496
Cash and cash equivalents at beginning of period                        --                    --                    --
                                                                 ---------             ---------             ---------
Cash and cash equivalents at end of period                       $   7,496             $      --             $   7,496
                                                                 =========             =========             =========
Supplemental disclosure of cash flow information:
   Interest received                                             $     163             $      --             $     163
                                                                 =========             =========             =========

Supplemental disclosure of noncash investing
   and financing activities:
   Loan to unconsolidated wireless operating company
     converted to equity investment                              $  28,196             $      --             $  28,196
   Credit facility fee                                           $   5,300             $      --             $   5,300
                                                                 =========             =========             =========



                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                                                                        COMPREHENSIVE
                                               COMMON                                                   INCOME (LOSS)-
                                               STOCK              ADDITIONAL   COMBINED                   CUMULATIVE
                                      -----------------------      PAID-IN      CAPITAL    ACCUMULATED   TRANSLATION
                                         SHARES      AMOUNT        CAPITAL     ACCOUNTS       DEFICIT     ADJUSTMENT      TOTALS
                                      ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at September 1, 1995                  --   $       --    $       --   $       --    $       --    $       --    $       --
  (inception)
  Transfers from former parent                --           --            --          285            --            --           285
  Net loss                                    --           --            --           --          (396)           --          (396)
                                      ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at August 31, 1996                    --           --            --          285          (396)           --          (111)
  Transfer from former parent                 --           --            --       47,193            --            --        47,193
  Net loss                                    --           --            --           --        (1,154)           --        (1,154)
  Cumulative translation adjustment           --           --            --           --            --            60            60
                                      ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at August 31, 1997                    --           --            --       47,478        (1,550)           60        45,988
  Transfers from former parent                --           --            --      150,120            --            --       150,120
  Net loss                                    --           --            --           --       (34,625)           --       (34,625)
  Cumulative translation adjustment           --           --            --           --            --        (2,412)       (2,412)
                                      ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at August 31, 1998                    --           --            --      197,598       (36,175)       (2,352)      159,071
September 1, 1998 to November 30,
  1998 (Unaudited):
  Transfers from former parent                --           --            --       95,268            --            --        95,268
  Net assets distributed by former
    parent                            17,647,685            2       292,864     (292,866)           --            --            --
  Exercise of stock options               51,092           --           139           --            --            --           139
  Net loss                                    --           --            --           --       (11,433)           --       (11,433)
  Cumulative translation adjustment           --           --            --           --            --          (587)         (587)
                                      ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at November 30, 1998          17,698,777   $        2    $  293,003   $       --    $  (47,608)   $   (2,939)   $  242,458
                                      ==========   ==========    ==========   ==========    ==========    ==========    ==========


                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

   On June 24, 1998, QUALCOMM Incorporated ("QUALCOMM") created a wholly owned subsidiary, Leap Wireless International, Inc. (the "Company" or "Leap Wireless"), a Delaware corporation. On September 23, 1998 (the "Distribution Date"), QUALCOMM distributed all of the outstanding shares of common stock of the Company to QUALCOMM's stockholders as a taxable dividend (the "Distribution"). In connection with the Distribution, one share of the Company's common stock was issued to every four shares of QUALCOMM common stock outstanding on September 11, 1998. Following the Distribution, QUALCOMM and the Company are operating as independent companies.

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

The Distribution

   In connection with the Distribution, QUALCOMM transferred to the Company its equity interests in the following domestic and international emerging terrestrial based wireless telecommunications operating companies: Pegaso Telecomunicaciones, S.A. de C.V. (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. (Chile), Chase Telecommunications, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development stage businesses (the "Leap Wireless Operating Companies"). QUALCOMM and the Company also agreed that, if certain events occur within 18 months after the Distribution, QUALCOMM will transfer to the Company its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine. In connection with the Distribution, QUALCOMM also transferred to the Company cash and certain indebtedness of the Leap Wireless Operating Companies owed to QUALCOMM, as well as certain miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by QUALCOMM to the Company in connection with the Distribution was $250 million.

   The Company has agreed to assume certain of QUALCOMM's obligations to manage operations of and finance costs relating to ongoing build-outs of the wireless telecommunications systems being deployed by the Leap Wireless Operating Companies, as well as certain miscellaneous liabilities. QUALCOMM will continue to be a supplier of CDMA equipment and is expected to provide significant vendor financing to the Company's wireless telecommunications businesses and ventures.

Basis of Presentation

   The accompanying interim consolidated and combined financial statements have been prepared by Leap Wireless without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations, of cash flows and of stockholder's equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated and combined financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments in the Leap Wireless Operating Companies

   Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses and cumulative translation adjustments of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company's investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company's equity in the net assets of the investee. To accommodate the reporting of the unconsolidated Leap Wireless Operating Companies, the Company has generally adopted a one-month lag for the recognition of the Company's share of net earnings or losses of such investments.

Net Loss Per Common Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which the Company has adopted to compute the net loss per common share amount for the three months ended November 30, 1998. Historical net loss per share for the three months ended November 30, 1997 is not presented since the Company did not exist during that period.

    The net loss per common share for the three months ended November 30, 1998 was calculated by dividing the net loss for the period by the weighted average number of common shares outstanding for the period of 17,662,760. Stock options for 6,299,623 common shares, the conversion of QUALCOMM's Trust Convertible Preferred Securities which are convertible into 2,271,060 shares of the Company's Common Stock, and the exercise of a warrant issued to QUALCOMM for approximately 5,500,000 shares of the Company's Common Stock have not been considered in calculating net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share is the same.

NOTE 2. REPORTING COMPREHENSIVE INCOME

   Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". This statement requires the Company to report in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components. The adoption of FAS 130 had no impact on the Company's results of operations or financial position. In accordance with FAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior period financial statements have been reclassified to conform to the requirements of FAS 130.

   Comprehensive income (loss) consisted of the following (in thousands):


                                                THREE MONTHS ENDED           FOR THE PERIOD
                                                    NOVEMBER 30,            SEPTEMBER 1, 1995
                                             --------------------------      (INCEPTION) TO
                                               1998              1997        AUGUST 31, 1998
                                             --------          --------     -----------------
Net loss                                     $(11,433)         $ (1,704)         $(47,608)
Other comprehensive loss:
Net change in cumulative translation
   account                                       (587)           (2,345)           (2,939)
                                             --------          --------          --------
Comprehensive loss                           $(12,020)         $ (4,049)         $(50,547)
                                             ========          ========          ========



NOTE 3. INVESTMENTS AND LOANS TO UNCONSOLIDATED LEAP WIRELESS OPERATING
        COMPANIES

   The Company and its consolidated subsidiaries have equity interests in companies that hold wireless telephone licenses or are seeking such licenses. Its participation in each company differs and the Company does not have majority interests in such companies. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of the other participants, over which the Company has no control. The Company and its consolidated subsidiaries have investments in Leap Wireless Operating Companies consisting of the following (in thousands):


                                                  NOVEMBER 30,         AUGUST 31,
                                                      1998                1998
                                                  ------------         ----------
Investments at equity                               $190,334            $ 97,719
Investment at cost                                     4,000               4,000
                                                    --------            --------
                                                    $194,334            $101,719
                                                    ========            ========

                                                           PERCENTAGE OF OWNERSHIP
                                                          ---------------------------
                                                          NOVEMBER 30,     AUGUST 31,
                                                              1998           1998
                                                          ------------     ----------
COST INVESTMENT
  Chase Telecommunications, Inc. (US)                         7.2%           7.2%

EQUITY INVESTMENTS
  Chilesat Telefonia Personal, S.A. (Chile)                   50%            50%
  Pegaso Telecomunicaciones, S.A. de C.V. (Mexico)            33%            49%
  Metrosvyaz Limited (Russia)                                 50%            50%
  Orrengrove Investments Limited (Russia)                     50%            50%


   Condensed combined financial information for the Leap Wireless Operating Companies during the period under which the Company accounted for the investments under the equity method is summarized as follows (in thousands):


                                                          NOVEMBER 30,           AUGUST 31,
                                                              1998                 1998
                                                          ------------           ---------
Current assets                                             $ 126,883             $  73,250
Non-current assets                                           441,620               170,660
Current liabilities                                          (51,230)              (93,064)
Non-current liabilities                                     (149,331)              (61,055)
                                                           ---------             ---------
  Total stockholders' capital                                367,942                89,791
Other stockholders' share of capital                         224,322                40,663
                                                           ---------             ---------
Company's share of capital                                   143,620                49,128
Goodwill and other intangible items                           46,714                48,591
                                                           ---------             ---------
  Equity investments in unconsolidated wireless
     operating companies                                   $ 190,334             $  97,719
                                                           =========             =========


                                                                   THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                               ------------------------------
                                                                 1998                 1997
                                                               --------             --------
Revenues                                                       $    208             $     --
Operating expenses                                               (9,918)              (2,128)
Other income (expense), net                                      (3,239)                 724
Foreign exchange gains                                              426                   --
                                                               --------             --------
  Net loss                                                      (12,523)              (1,404)
Other stockholders' share of net loss                            (5,223)                (437)
                                                               --------             --------
Company's share of net loss                                      (7,300)                (967)
Amortization of goodwill and other intangible items                (244)                  --
                                                               --------             --------
  Equity in net loss of unconsolidated
    wireless operating companies                               $ (7,544)            $   (967)
                                                               ========             ========

   As of November 30, 1998, the Leap Wireless Operating Companies had not commenced significant commercial revenue generating operations.

Chase Telecommunications Holdings, Inc.

   In June 1998, the Company agreed to provide a $25 million working capital facility to Chase Telecommunications Holdings, Inc. ("Chase"). Borrowings under the facility are subject to interest at prime plus 4 1/2% and are to be repaid by June 2006. Borrowings are collateralized by substantially all of the assets of Chase. At November 30, 1998, borrowings under the facility totaled $21.3 million, including $0.8 million of accrued interest, with a remaining loan commitment of $4.5 million. In December 1998, the Company loaned an additional $1.5 million to Chase under the facility. See Note 10.

Chilesat Telefonia Personal, S.A.

   The Company has a 50% ownership interest in a privately held corporate joint venture, Chilesat Telefonia Personal, S.A. ("Chilesat PCS"), a development stage company. The Company holds its shares in Chilesat PCS via a wholly-owned subsidiary, Inversiones Leap Chile, S.A. ("Inversiones Leap"), formerly named Inversiones QUALCOMM Chile, S.A. The remaining 50% ownership interest represented by voting common shares is owned by Telex-Chile S.A. and its subsidiary Chilesat S.A. (together "Telex-Chile"). The Company recorded $3.4 million and $(0.1) million in equity losses (income) resulting from this investment during the three months ended November 30, 1998 and 1997, respectively.

   In June 1998, the Company and Inversiones Leap entered into agreements with Chilesat PCS to provide $35 million in short-term loans, convertible into common equity if not repaid on or before January 31, 1999. If converted, the Company and Inversiones Leap would hold voting shares of approximately 65% of Chilesat PCS. If Telex-Chile contributes at least $17.5 million to Chilesat PCS by January 31, 1999, the Company and Inversiones Leap have agreed to convert $17.5 million of loans to Chilesat PCS into equity. Between September and November 1998, Inversiones Leap funded an additional $6.7 million under its loan agreement with Chilesat PCS utilizing additional bank debt. At November 30, 1998, borrowings under the loans to Chilesat PCS totaled $31.9 million. On that date, the Company had a remaining commitment of $3.1 million under its loan agreements with Chilesat PCS.

Pegaso Telecomunicaciones, S.A. de C.V.

   The Company, through a wholly-owned subsidiary, QUALCOMM PCS Mexico, Inc., had a 49% ownership interest in a development stage company, Pegaso Telecomunicaciones, S.A. de C.V. ("PEGASO"), a Mexico corporation.

   During fiscal 1998, the Company advanced a portion of PEGASO's start-up working capital requirements and provided a loan of $27.4 million to PEGASO. The purpose of the loan was to fund a portion of the first PCS license payment. Interest on the loan accrued at a rate of 10% and was added to the principal amount of the loan outstanding. In September 1998, the Company provided $60.7 million of funding and converted its advances and loan, with accrued interest, into common stock of PEGASO. The Company's total investment in PEGASO after these transactions was $100 million. On the same date, other investors also subscribed for and purchased common stock of PEGASO such that, after these transactions, the total par value of the common equity of PEGASO was $300 million. As a result, the Company's ownership interest in PEGASO was diluted from 49% to 33%. As a result of start-up expenses incurred by PEGASO, the Company recorded $0.7 million and $0.5 million in equity losses during the three months ended November 30, 1998 and 1997, respectively.

QUALCOMM Telecommunications Ltd., Cayman Islands

   The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Cayman"), a Cayman Islands corporation. QUALCOMMTel Cayman has a 50% interest in Metrosvyaz Limited ("Metrosvyaz"). QUALCOMM and Metrosvyaz have entered into a $175 million, eight year, multiple drawdown loan facility under which Metrosvyaz would be able to borrow funds, subject to certain terms and conditions, to support its business plan, including equipment purchases, and working capital needs. As of the Distribution Date, the Company assumed $72.4 million of the $175 million financing obligation from QUALCOMM. The $175 million facility carries a 13% interest rate and borrowings are generally repayable approximately five years from the date of the draw subject to a final repayment in August 2006 of any outstanding draws then outstanding. Borrowings under the facility are collateralized by substantially all the assets of Metrosvyaz.

During fiscal 1998, the Company paid $6.6 million of start-up related costs on behalf of Metrosvyaz. These advances were later converted to a draw under the $72.4 million loan facility. In addition, the Company made an additional loan of $10.7 million under its loan facility with Metrosvyaz. As of November 30, 1998, the Company had loans totaling $17.9 million to Metrosvyaz, including a facility fee of $0.6 million, with a remaining commitment of $55.1 million. As a result of start-up expenses incurred by Metrosvyaz, the Company recorded $2.5 million and $0.5 million in equity losses resulting from its investment during the three months ended November 30, 1998 and 1997, respectively.

QUALCOMM Telecommunications Ltd., Isle of Man

   The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Isle of Man"), an Isle of Man corporation. QUALCOMMTel Isle of Man holds a 50% investment in Orrengrove Investments Limited ("Orrengrove").

   Orrengrove has a 60% interest in Transworld Telecommunications, Inc., Transworld Communications Services, Inc., and Transworld Communications (Bermuda), Ltd. (the "Transworld Companies"). As a result of start-up expenses incurred by the Transworld Companies, the Company recorded $0.9 million in equity losses resulting from its investment during the three months ended November 30, 1998.

NOTE 4. LOAN RECEIVABLE FROM RELATED PARTY

   In September 1998, the Company provided a $17.5 million loan (the "Pegaso Loan") to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 96%-owned by Mr. Alejandro Burillo Azcarraga, a member of the Company's Board of Directors. The Pegaso Loan accrued interest at the rate of 13% per annum. Principal installments of $7.5 million and $10 million, plus accrued interest, were repaid in October and December 1998 respectively. The purpose of the Pegaso Loan was to facilitate investment by Pegaso Comunicaciones y Servicios, S.A. de C.V. in PEGASO, and to ensure that the investors in PEGASO made all capital contributions to PEGASO that were required for the acquisition of the Mexican licenses on September 30, 1998. See Note 7.

NOTE 5. INVESTMENTS IN OTHER ENTITIES AND ASSETS

   The Company, through a wholly-owned subsidiary, OzPhone Pty Limited ("OzPhone"), an Australian company, has several wireless communication licenses in Australia. At November 30, 1998 the total cost of the licenses were $6.3 million.

   In October 1998, the Company agreed to purchase a telecommunications license from AirGate Wireless, L.L.C. for $19.5 million, paying an escrow deposit of $0.6 million. The purchase is subject to approval of the Federal Communications Commission ("FCC").

NOTE 6. LOANS PAYABLE

   In July 1998 and between September and November 1998, Inversiones Leap borrowed $9.0 million and $6.7 million, respectively, under notes payable to two banks in Chile. The notes bear interest at rates of 8.56% and 7.75% per annum, respectively, and all amounts borrowed are due to be repaid by February 1999.

NOTE 7. LONG-TERM DEBT

   The Company entered into a secured credit facility with QUALCOMM (the "Credit Facility") on September 23, 1998. The Credit Facility consists of two sub-facilities. The first sub-facility enables the Company to borrow up to $35.2 million from QUALCOMM. The proceeds from this sub-facility may be used by the Company solely to meet the normal working capital and operating expenses of the Company, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility enables the Company to borrow up to $229.8 million from QUALCOMM. The proceeds from this second sub-facility may be used by the Company solely to make certain identified investments.

In September 1998, the Company borrowed $5.3 million under the working capital sub-facility to pay QUALCOMM a 2% facility fee. In September 1998, the Company also borrowed $17.5 million under the investment capital sub-facility to make a short-term loan to a related party (see Note 4). In November 1998, the Company repaid $7.5 million of the investment capital loan, with the remaining balance of $10.0 million due and payable on January 15, 1999. The Company borrowed $5.8 million under the investment capital sub-facility to make a further loan to a Leap Wireless Operating Company.

   Of amounts borrowed under the Credit Facility, $11.1 million will be due and payable approximately eight years following the Distribution Date. QUALCOMM has a first priority security interest in, subject to some exceptions, substantially all of the assets of the Company for so long as any amounts are outstanding under the Credit Facility. The Credit Facility requires the Company to meet certain financial and operating covenants. Amounts borrowed under the Credit Facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001 and, prior to such time, accrued interest shall be added to the principal amount outstanding. At November 30, 1998, $0.4 million of capitalized and accrued interest had been added to the facility.

NOTE 8. COMMITMENTS

   The Company has made guarantees and commitments to invest additional equity and working capital into certain of the Leap Wireless Operating Companies. As of November 30, 1998, these commitments totaled approximately $62.8 million. The Company expects to fund its commitments with borrowings under the Credit Facility.

NOTE 9. STOCKHOLDER RIGHTS PLAN

     On September 9, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a "Right") for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $90 (subject to adjustment). The Rights are exercisable only if a person or group (an "Acquiring Person"), other than QUALCOMM with respect to its exercise of the warrant granted to it in connection with the Distribution, acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than an Acquiring Person, will have the right (subject to termination) to receive the Company's common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right.

In conjunction with the distribution of the Rights, the Company's Board of Directors designated 75,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At November 30, 1998, no shares of preferred stock were outstanding.


NOTE 10. SUBSEQUENT EVENT

    In December 1998, the Company agreed to purchase substantially all the assets of Chase for $6.3 million, plus a warrant to purchase 1% of the common stock in a wholly-owned subsidiary of the Company for $1.0 million, transfer of the Company's stock ownership and warrants to purchase stock in Chase and certain contingent earn-outs. This acquisition involves the transfer of licenses which are subject to approval by the FCC, therefore the final closing of the transaction will not occur unless approval by the FCC is obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited combined financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences, including factors relating to joint ventures and other entities in which the Company has interests, include: the ability to successfully deploy wireless networks; the ability to raise sufficient funds to finance such deployment; the ability to control costs relating to constructing, expanding, and operating the networks; the ability to attract new subscribers and the rate of growth of the subscriber base; the usage and revenue generated from subscribers; the level of airtime and equipment prices; the rate of churn of subscribers; the range of services offered; the ability to effectively manage growth and the intense competition in the wireless communications industry, as well as conditions governing the use of network licenses set by various government and regulatory authorities; developments in current or future litigation; and the other risks detailed in the Company's Annual Report on Form 10-K under the heading "Factors That Could Affect Future Performance."

PRESENTATION

    Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the financial position, results of operations, cash flows and changes in stockholders' equity of the business that was transferred to the Company by QUALCOMM Incorporated ("QUALCOMM") on September 23, 1998 as if the Company were a separate entity for all periods discussed. In addition, the results of the Company's unconsolidated operating companies (the "Leap Wireless Operating Companies") have been included as of and for the three months ended October 31, 1998, a one-month lag.

OVERVIEW

    Leap Wireless International, Inc. (the "Company" or "Leap") is a wireless communications carrier that deploys CDMA telecommunications networks in domestic and international markets with strong growth potential. In conjunction with its strategic partners, Leap is building or anticipates building a combination of fixed and mobile wireless telecommunications systems in Mexico, Chile, Australia, Russia and the United States. Upon completion of the Company's pending U.S. spectrum acquisitions, the Company will have interests in existing and planned telecommunications systems covering 162 million potential customers of which Leap's equity share will be approximately 62 million.

    Domestic and international telecommunications markets are expanding rapidly as countries seek to increase teledensity (number of telephone lines as a percentage of the population) and to increase competition among carriers. Increased demand, decreased government regulation, and new spectrum auctions have created opportunities for new providers to capture market share. Leap believes that wireless is the cheapest and fastest way to increase teledensity in regions not yet connected by copper telephone lines, and that the Company possesses the expertise to oversee and manage the entry of new wireless operating companies into these competitive markets.

    Leap's strategy includes identifying and investing in growth markets with strong local partners who provide familiarity with the market and an ability to facilitate deployment. For each of its ventures in which it holds a significant position, Leap is actively involved in the management of the networks, combining its expertise in international markets with its wireless technical expertise in CDMA. Leap is committed to bringing the benefits of reliable, cost-effective, and high-quality voice and data services to its operating company customers.

    In the first quarter of fiscal year 1999, Leap became an independent company and began to trade on the NASDAQ National Market after QUALCOMM distributed Leap's stock to QUALCOMM's stockholders (the "Distribution"). In addition, during the first quarter of fiscal 1999, two Leap Wireless operating companies, Chilesat Telefonia Personal, S.A. ("Chilesat") and Chase Telecommunications, Inc. ("ChaseTel"), launched commercial service. These are the first two Leap Wireless operating companies with networks in commercial operation. As of November 30, 1998, the end of the first quarter, approximately 20,500 subscribers were using wireless service provided by Chilesat and ChaseTel. Leap's equity share was approximately 8,500 subscribers.

    In September 1998, a subsidiary of Pegaso Telecomunicaciones, S.A. de C.V., Leap's Mexican joint venture, made its final payment to the Mexican government for telecommunications licenses awarded to it in the Mexican PCS spectrum auctions. Pegaso has begun network deployment in Tijuana and plans to launch commercial service in February 1999.

    In October 1998, a wholly owned subsidiary of Leap filed an application with the Federal Communications Commission (the "FCC") to acquire spectrum covering
3.3 million potential customers in North and South Carolina from AirGate Wireless, L.L.C. ("Airgate"). Five parties have filed comments with the FCC opposing the application on the grounds that the Company does not qualify as a "designated entity." Subsequent to the end of the quarter, Leap announced that it has also reached an agreement to acquire ChaseTel, a Tennessee wireless service provider. Leap previously held a 7.2% interest in Chase Telecommunications Holdings, Inc. ("ChaseTel Holdings"), the parent of ChaseTel. Leap expects to file an application with the FCC in the near future to transfer the ChaseTel license to the Company. The bases of the comments filed in opposition to the AirGate license transfer application would also apply to the application to transfer the ChaseTel license. The two properties are intended to serve as initial test markets for Leap's strategy of providing a flat-rate wireless local area telephone service targeted at the mass consumer market.

    After the close of the first quarter of fiscal 1999, Chilesat met its obligation to complete certain network build-out milestones as required by its licensing agreement with the Chilean government.

    Leap and its operating companies (the "Leap Wireless Operating Companies") are in the early stages of development and are subject to the risks inherent in establishing a new business enterprise. Leap's results of operations must be considered in light of the risks, expenses and difficulties encountered by companies at this stage of development, particularly companies involved in new and rapidly evolving international markets and companies experiencing rapid growth.

    As of the end of the first quarter of fiscal 1999, the Leap Wireless Operating Companies had not commenced significant commercial revenue generating operations, and Leap has no other current sources of operating income. Revenues of the operating companies will be derived primarily from fees and usage charges after they begin commercial operations. Other sources of revenue may include equipment sales and activation fees. Start-up wireless telecommunications companies typically require substantial capital expenditures for the construction of their networks, license fees and license acquisition costs. These costs are generally capitalized. In addition, such companies typically incur significant marketing and other expenses as they begin commercial operations. Accordingly, as the Leap Wireless Operating Companies incur increased operating costs and begin to amortize capitalized start-up costs, Leap's proportionate share of the net losses of its operating companies will grow.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL YEAR 1999 COMPARED TO FIRST QUARTER FISCAL YEAR 1998

    The Company's net loss in the first quarter of fiscal 1999 was $11.4 million compared to a net loss of $1.7 million in the corresponding period of the prior fiscal year.

    Equity in net loss of unconsolidated wireless operating companies for the first quarter of fiscal 1999 was $7.5 million, compared to $1.0 million for the first quarter of fiscal 1998. The increase consisted primarily of increased Leap Wireless Operating Company expenses (such as salaries and related benefits, overhead expenses and professional and consulting fees) associated with license acquisitions, network development, and marketing activities, increased interest expense on borrowings, and losses from Orrengrove Investments Ltd., which was acquired during fiscal 1998.

    General and administrative expenses were $4.4 million in the first quarter of fiscal 1999, compared to $0.7 million in the same period in the prior fiscal year. The increase is attributed primarily to increased Company staffing and business development activity related to creating a wireless operating company in the United States. The Company expects that general and administrative expenses will continue to increase and that the amounts presented will not be indicative of future periods due to the pending acquisition and consolidation of ChaseTel. The Company also expects that it will continue to add to its managerial resources as it expands its involvement in wireless projects in various other parts of the world.

    Interest income for the first quarter of fiscal 1999 was $1.5 million, primarily from the Company's loans to the Leap Wireless Operating Companies. Interest expense for the first quarter of fiscal 1999 was $1.0 million due to borrowings from banks and under the credit facility with QUALCOMM. There was no interest income or expense during the first quarter of fiscal 1998.


    No provision for income taxes was recognized in the first quarters of fiscal 1999 and 1998 as a result of the net losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company expects to have significant future capital requirements over the next several years in relation to existing operations, current development projects and additional new projects. Prior to the Distribution of the Company's stock to QUALCOMM's stockholders on September 23, 1998, the Company's cash requirements were funded by QUALCOMM. On September 23, 1998, the Company entered into $265 million credit facility with QUALCOMM which contained a $35.2 million subfacility to fund working capital and operating expenses of the Company and a $229.8 million subfacility to fund specified portfolio investments by the Company. The Company's obligations under the credit facility are secured by substantially all of the assets of the Company. The Company's credit agreement with

QUALCOMM contains covenants typical for a facility of this type, such as a debt-to-capitalization financial covenant and several operating covenants, including restrictions on the ability of the Company to incur indebtedness, merge, consolidate or transfer all or substantially all of its assets, to make certain sales of assets, to create, incur or to permit the existence of certain liens and to pay dividends. As a result of these factors, the Company's ability to obtain additional debt financing may be significantly limited.

    As of November 30, 1998, the Company had $243.9 million available to it under its credit facility. The Company expects to meet its cash requirements for existing operations and for further investments in its development projects through fiscal 1999 from available cash balances and borrowings under its credit facility.

    The Company expects that it will have reached its borrowing limit under its credit facility at or about the end of 1999. At that point, the Company expects to be highly leveraged. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future may be impaired, (ii) a substantial portion of the Company's future cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, (iii) the Company may be hindered in its ability to adjust rapidly to changing market conditions and (iv) the Company's substantial degree of leverage may make it more vulnerable in the event of a downturn in general economic conditions or in its business. There can be no assurance that the Company's future cash flows will be sufficient to meet the Company's debt service requirements or that the Company will be able to refinance any of its indebtedness at maturity.

    The Company is seeking additional sources of financing to fund its activities after 1999. Alternatives under consideration include additional debt, equity financing or other sources. There can be no assurances that additional financing will be available or, if available, that it will be offered to the Company on acceptable terms. If the Company does not obtain additional working capital or financing in 1999, management plans to reduce future capital needs by reducing or discontinuing the funding of uncommitted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling all or portions of its interests in one or more of the Leap Wireless Operating Companies.


OPERATING ACTIVITIES

    In the first quarter of fiscal 1999, the Company used $10.1 million for operating activities, compared to $0.7 million in the first quarter of fiscal 1998. The increase resulted from an increase in net working capital requirements and an increase in general and administrative expenses. The increase in net working capital requirements primarily consisted of cash used by QUALCOMM as liabilities were paid and receivables created prior to the Distribution. The Company expects that cash used in operating activities will increase further as the Company continues to expand its project development efforts on existing and new project opportunities. In addition, the Company expects that cash used for operating activities will increase substantially in the future as a result of the Company's pending acquisition and consolidation of ChaseTel and other Company activities related to its strategy of providing a flat-rate wireless local area telephone service targeted at the mass consumer market.

INVESTING ACTIVITIES

    Cash used in investing activities was $100.4 million in the first quarter of fiscal 1999 and $1.4 million for the first quarter of fiscal 1998. Investments in the first quarter of fiscal 1999 consisted primarily of a $60.7 million capital contribution to Pegaso which was made before Leap began to operate as an independent company, loans and advances of $26.1 million to Leap Wireless Operating Companies, and a net loan of $10 million as described below. The Company and its wholly owned subsidiaries expect to continue making significant investments and loans to the Leap Wireless Operating Companies and investments in capital assets, including wireless network equipment, throughout fiscal 1999. Investment activity in the corresponding period in fiscal 1998 consisted of start-up expenses advanced to Leap Wireless Operating Companies in Mexico and Russia.

    As previously reported, in September 1998 the Company loaned $17.5 million to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 96%-owned by Mr. Alejandro Burillo Azcarraga, a member of the Company's Board of Directors. The purpose of the loan was to facilitate investment by Pegaso Comunicaciones y Servicios, S.A. de C.V. in Pegaso, the joint venture in which the Company has an interest. The first principal installment of $7.5 million, plus accrued interest, was repaid in the first quarter of fiscal 1999. Subsequent to the end of the quarter, the second and final principal installment of $10 million, plus accrued interest, was also repaid to the Company.

    In October 1998, the Company agreed to purchase 10 MHz F block telecommunications licenses from AirGate Wireless, L.L.C. for $19.5 million, subject to the approval of the Federal Communications Commission ("FCC"). The licenses cover a population of 3.3 million people in portions of North and South Carolina. Five comments and oppositions have been filed with the FCC in connection with the Company's application for approval of the license sale. The comments challenge the Company's status as a "designated entity", which entitles small businesses to preferential pricing and payment terms when acquiring PCS frequency in the C and F blocks. Subsequent to the close of the quarter, the Company filed its response to the comments and oppositions with the FCC.

     In December 1998, subsequent to the end of the quarter, the Company agreed to purchase substantially all of the assets of ChaseTel Holdings, the owner of ChaseTel, a wireless service provider with 15 MHz C block licenses in Tennessee. Transfer of ChaseTel's licenses to the Company is subject to the approval of the FCC. The purchase price for the assets is $6.3 million; a warrant to purchase 1% of the Company subsidiary that will operate a wireless communications network in the territories covered by the ChaseTel licenses, exercisable for an aggregate payment of $1.0 million; the Company's existing stock and warrants to purchase stock in ChaseTel Holdings; and the right to receive additional compensation based upon the performance of the business operating under the ChaseTel licenses during the Company's fifth full fiscal year after the closing of the acquisition. The licenses cover approximately 6.3 million people in Tennessee, including the Chattanooga, Nashville, Memphis and Knoxville metropolitan areas, as well as contiguous portions of six adjacent states. In December 1998, ChaseTel had approximately $100 million of debt, including a low-interest loan of approximately $80 million from the FCC, with principal payments deferred until 2002. This low-interest, deferred payment FCC loan reduces ChaseTel's operating costs and improves its cash flow from levels that would otherwise exist.

FINANCING ACTIVITIES

    Cash provided by financing activities during the first quarter of fiscal 1999 was $117.9 million, representing $95.3 million of funding from QUALCOMM for Company operations and investing activities prior to the Distribution and $22.6 million of net borrowings. Cash provided by financing activities during the first quarter of fiscal 1998 was $2.1 million, representing QUALCOMM's funding of the Company operations and investing activities in this period.

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

   Although each of the Leap Wireless Operating Companies has obtained substantial equity contributions, they generally are or may become highly leveraged as is typical for start-up wireless telecommunications companies. The ability of these companies to obtain future financings and to meet debt covenants in connection with such financings will be dependent upon their future performance, including the generation of revenue and cash flow, and upon prevailing economic conditions which are beyond their control. In addition, some of the Leap Wireless Operating Companies are expected to be substantially funded through equipment financing arrangements from vendors. Such equipment financings will be contingent upon meeting planned levels of performance. If the operating companies fail to meet such performance requirements, the related equipment financings could be materially restricted or terminated.

   The Company's credit facility provides it with sufficient liquidity to contribute the approximately $62.8 million of financing it is contractually bound to provide the Leap Wireless Operating Companies as of November 30, 1998. The business plans of these companies, however, call for substantial additional financing to build-out and operate their planned networks, including substantial financing for 1999 which these companies have not obtained. Although the Leap Wireless Operating Companies may be able to reduce their capital requirements by slowing the deployment of new equipment or by decreasing the scope of their planned networks, it is likely that these businesses will still require substantial new financing in 1999. The Leap Wireless Operating Companies are generally seeking new equity and/or debt from existing investors, equipment vendors and third parties, and the Company has been assisting them in their efforts. At this time, however, capital markets have been constrained because of uncertain worldwide economic conditions, and it is difficult for development stage companies in emerging markets to raise additional capital. As a result, the Company cannot provide assurances that the Leap Wireless Operating Companies will be able to obtain the required additional financing. Further, the failure of any such Leap Wireless Operating Company to gain required new financing could have a material adverse effect on such company and, as a result, a material adverse effect on the Company.

   Chilesat, the Company's Chilean joint venture, does not currently have sufficient funds to repay loans of approximately $35 million due to the Company in January 1999 and approximately $10 million due to QUALCOMM in January and February 1999, or to finance continuing activities. If Telex-Chile, the Company's joint venture partner in Chilesat, contributes at least $17.5 million to Chilesat by January 31, 1999, the Company and its wholly-owned Chilean subsidiary have agreed to convert $17.5 million of its loan to Chilesat into equity. If Chilesat does not repay the Company's loan when due, the Company also has the option to convert such indebtedness into equity in Chilesat. The Company has certain funds available under its credit facility for additional loans to Chilesat to finance additional short-term needs. The Company and Chilesat have been discussing terms under which the Company would be willing to provide additional loans and/or equity to Chilesat. The Company and Chilesat have not yet reached agreement on such terms nor can the Company provide assurances that it will reach such an agreement with Chilesat. The Company has not yet decided upon the actions it will take if Chilesat defaults on its loan payment to the Company.

    Chilesat's failure to obtain additional financing in the near future could have a material adverse affect on its ongoing operations and network expansion and, as a result, could have a material adverse affect on the Company. Despite Chilesat's liquidity problems, the Company believes that Chilesat's PCS network represents a potentially successful business and is working to assist Chilesat in securing a mutually satisfactory resolution to Chilesat's liquidity problems.

    Telex-Chile has also been experiencing liquidity difficulties and has been unable to make repayments on its outstanding loans. A Chilean court recently withdrew the limited protection it had previously granted to Telex-Chile from many of its significant creditors.

    Chilesat has experienced some technical equipment problems with its network, which is not unusual for a newly deployed, large-scale, wireless communication system. Chilesat has been working with its equipment vendors to resolve these problems, and the Company believes changes that a vendor has begun implementing will promptly resolve such problems, although additional hardware replacement and software development may be required.

    As previously disclosed, the Company and QUALCOMM have agreed to provide or procure up to $500 million of financing for Metrosvyaz Ltd., a Company joint venture in Russia ("Metrosvyaz"). As a first stage in this multi-year investment project, QUALCOMM agreed to provide a loan of $175 million to Metrosvyaz for working capital and the purchase of QUALCOMM equipment. In connection with the Distribution, the Company assumed $72.4 million of the loan commitment as a working capital facility for Metrosvyaz.

     Turmoil in the Russian economy has raised issues with respect to the viability of the networks Metrosvyaz plans to deploy, and to the ability of Metrosvyaz to repay the loans necessary to deploy such networks. As a result, Metrosvyaz and the Company have agreed to slow the previously planned deployment of Metrosvyaz's wireless networks in Russia, and QUALCOMM and Metrosvyaz have agreed in principal to reduce the amount initially available under the QUALCOMM loan agreement to finance Metrosvyaz's purchase of QUALCOMM equipment. Metrosvyaz, QUALCOMM and the Company have also agreed in principle to restructure the terms of the QUALCOMM loan agreement and the Company's working capital facility for Metrosvyaz. This reduction and the restructuring reflect the delays in equipment sales associated with the planned slow-down in network deployment and the increased risks associated with the current Russian political and economic situation.


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

   As the Company and the Leap Wireless Operating Companies have recently begun their respective businesses, there exists uncertainty as to the impact the Year 2000 issue could have on the Company. The Company does not believe that the Year 2000 issue will significantly impact its administrative and accounting software, which have been acquired recently or will be acquired. The Company generally subjects its vendors to Year 2000 compliance requirements in connection with the Company's acquisitions of software. Also, the Company believes that the Year 2000 issue will not significantly impair the ability of the Leap Wireless Operating Companies' wireless communications networks to perform as intended. The Leap Wireless Operating Companies are expected to have direct or indirect computerized interfaces to third parties relating to the transmission of telecommunications traffic over local, national and international telecommunications networks. The Leap Wireless Operating Companies are vulnerable to the failure of such third parties to adequately address their Year 2000 issues. Such failures, should they occur, could cause significant disruption to the operations of the Leap Wireless Operating Companies, including the ability to provide certain services and correctly bill customers, resulting in the potential for revenue loss and increased costs. The Company is not currently aware of any significant third party problems concerning the computerized interfaces, but as the Leap Wireless Operating Companies have only recently begun network build-out and commercial activities, they are still evaluating the risk associated with third party interfaces and the Year 2000 issue. The Company expects to consult with the Leap Wireless Operating Companies in connection with their risk evaluation and development of any required remediation plans. The Company is in the process of developing a risk profile to evaluate all third parties in regard to their capability to become compliant with Year 2000.

   To date, the Company has not incurred any material costs in support of the Year 2000 issue. The Company estimates that it will spend $500,000 or less in fiscal year 1999 to review and correct any non-compliant technology systems as well as to support material third party relationships. The Company has not developed a contingency plan to handle a worst case scenario.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits:

         10.20  Asset Purchase Agreement among the Company, Chase
                Telecommunications Holdings, Inc., Anthony Chase, and Richard McDugald, dated as of December 24, 1998

         27.    Financial Data Schedule (Filed with EDGAR filing only.)

(b)      Reports on Form 8-K.

         On September 18, 1998, the Company filed a Current Report on Form 8-K which indicated that the Company's Board of Directors had adopted a Stockholders Rights Plan (the "Rights Plan") on September 9, 1998. Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a "Right") for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 14, 1998, as the same may be amended from time to time (the "Agreement"), between the Company and Harris Trust Company of California, as Rights Agent. A copy of the Rights Agreement was attached to the Form 8-K.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LEAP WIRELESS INTERNATIONAL, INC.


Date: January 13, 1999              By:  /s/  Harvey P. White
                                         --------------------------------------
                                         Harvey P. White
                                         President and Chief Executive Officer



Date: January 13, 1999              By:  /s/  Stephen P. Dhanens
                                         --------------------------------------
                                         Stephen P. Dhanens
                                         Controller  (Chief Accounting Officer)