Form 10-K405/A
period 1998-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 1999-03-31
CIK 1065049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ____________.

                                COMMISSION FILE NUMBER 0-29752

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

                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

                         Preferred Stock Purchase Rights
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of November 10, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $104,817,000, based on the closing price of the Company's Common Stock on the Nasdaq National Market on November 10, 1998 of $6.03 per share.

        As of November 10, 1998, 17,684,367 shares of registrant's Common Stock, $.0001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the registrant, which was filed not later than 120 days after the registrant's fiscal year ended August 31, 1998.

        This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1998 is being filed solely to amend Item 14(a) to add the audited financial statements of Chilesat Telefonia Personal S.A. in accordance with Rule 3-09 of Regulation S-X.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1), (2)   Financial Statements and Schedules.  See index on Page F-1.

    (3)        Exhibits:


EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
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

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
         and Vaxa International, Inc.

10.16(1) Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers

10.17(4) Loan Agreement, dated as of September 28, 1998, between Pegaso
         Comunicaciones y Servicios, S.A. de C.V. and the Registrant

10.18(4) Promissory Note, executed September 25, 1998, by Pegaso Comunicaciones y Servicios, S.A. de C.V. in favor of the Registrant

10.19(4) Pledge Agreement, dated as of September 28, 1998, by and between Pegaso
         Comunicaciones y Servicios, S.A. de C.V., the Registrant and the other parties thereto

21.1(1)  Subsidiaries of the Registrant

23.1(5)  Consent of Independent Accountants relating to report dated November
         19, 1998 (United States)

23.2(5)  Consent of Independent Accountants relating to report dated February
         25, 1999 except as to Note 14 b) which is as of March 16, 1999 (Chile)

27.1(4)  Financial Data Schedule

----------

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

 (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

 (5)     Filed with this Amendment No. 1.

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K under Item 5 thereof on September 18, 1998, relating to the adoption of the Company's Stockholders Rights Plan and the execution of a definitive Rights Agreement, dated as of September 14, 1998, between the Company and Harris Trust Company of California.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.



                                       Leap Wireless International, Inc.


                                       By:     /s/  HARVEY P. WHITE
                                          --------------------------------------
                                                    Harvey P. White
                                             President, Chief Executive
                                                Officer and Director

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
LEAP WIRELESS INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY)

Combined Financial Statements:

  Report of Independent Accountants...................................................   F-2

  Combined Balance Sheets at August 31, 1998 and 1997.................................   F-3

  Combined Statements of Operations for the fiscal years ended August 31, 1998,
    1997 and 1996 and for the period from September 1, 1995 (inception)
    to August 31, 1998................................................................   F-4

  Combined Statements of Cash Flows for the fiscal years ended August 31, 1998,
    1997 and  1996 and for the period from September 1, 1995 (inception)
    to August 31, 1998................................................................   F-5

  Combined Statements of Stockholder's Equity for each of the fiscal
    years in the period from September 1, 1995 (inception) to August 31, 1998.........   F-6

  Notes to Combined Financial Statements..............................................   F-7

CHILESAT TELEFONIA PERSONAL S.A. (COMPANY IN THE DEVELOPMENT STAGE)

Financial Statements:

  Report of Independent Accountants...................................................   F-21

  Balance Sheets at December 31, 1998 and 1997........................................   F-22

  Statement of Income and Comprehensive Income for the year ended December 31, 1998 and for the period from inception (March 3, 1997) to December 31, 1998 and 1997 .........................................................................  F-23

  Statement of Cash Flows for the year ended December 31, 1998 and for the period from Inception (March 3, 1997) to December 31, 1998 and 1997...............  F-24

  Statement of Shareholders' Equity for the period from inception (March 3, 1997) to
     December 31, 1998.................................................................  F-26

  Notes to the Financial Statements....................................................  F-27

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

PRICEWATERHOUSECOOPERS LLP

San Diego, California
November 19, 1998

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                          AUGUST 31,
                                                                  ---------------------------
                                                                    1998              1997
                                                                  ---------         ---------
Current assets ...........................................         $     --           $    --
Investments in unconsolidated wireless operating
  companies ..............................................          101,719            46,267
Loans receivable from unconsolidated wireless
  operating companies ....................................           65,303                --
Other assets .............................................            6,838                --
                                                                  ---------         ---------
    Total assets .........................................         $173,860           $46,267
                                                                  =========         =========


                             LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities .................         $  5,789           $   279
Loan payable to bank .....................................            9,000                --
                                                                  ---------         ---------
    Total liabilities ....................................           14,789               279
                                                                  ---------         ---------
Commitments (Note 7)
Stockholder's equity:
  Parent's investment ....................................          197,598            47,478
  Deficit accumulated during the development stage .......          (36,175)           (1,550)
  Cumulative translation adjustment ......................           (2,352)               60
                                                                  ---------         ---------
    Total stockholder's equity ...........................          159,071            45,988
                                                                  ---------         ---------
    Total liabilities and stockholder's equity ...........         $173,860           $46,267
                                                                  =========         =========


                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            YEARS ENDED                  FOR THE PERIOD FROM
                                                             AUGUST 31,                   SEPTEMBER 1, 1995
                                             ------------------------------------------    (INCEPTION) TO
                                               1998             1997             1996      AUGUST 31, 1998
                                             --------         --------         --------  -------------------
Equity in net income (loss) of
   unconsolidated  Wireless
   operating companies..................     $(11,580)        $    207         $     --         $(11,373)
General and administrative expenses ....      (23,888)          (1,361)            (396)         (25,645)
Interest income ........................          843               --               --              843
                                             --------         --------         --------         --------
    Loss before income taxes ...........      (34,625)          (1,154)            (396)         (36,175)
Income tax expense .....................           --               --               --               --
                                             --------         --------         --------         --------
    Net loss ...........................     $(34,625)        $ (1,154)        $   (396)        $(36,175)
                                             ========         ========         ========         ========
Unaudited pro forma basic and diluted
  net loss per common share (Note 1)....     $  (1.96)
                                             ========



                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEARS ENDED                  FOR THE PERIOD FROM
                                                                           AUGUST 31,                   SEPTEMBER 1, 1995
                                                            -----------------------------------------    (INCEPTION) TO
                                                              1998            1997            1996       AUGUST 31, 1998
                                                            ---------       ---------       ---------  -------------------
Operating activities:
  Net loss ...........................................      $ (34,625)      $  (1,154)         $ (396)      $ (36,175)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Equity in net loss (income) of
      unconsolidated wireless operating companies ....         11,580            (207)             --          11,373
    Earned interest accrued to loans receivable ......           (843)             --              --            (843)
    Change in accounts payable and
      accrued liabilities ............................          5,510             168             111           5,789
                                                            ---------       ---------       ---------       ---------
Net cash used in operating activities ................        (18,378)         (1,193)           (285)        (19,856)
                                                            ---------       ---------       ---------       ---------
Investing activities:

  Investments in unconsolidated
    wireless operating companies......................        (69,444)        (46,000)             --        (115,444)
  Issuance of loans to unconsolidated
    wireless operating companies .....................        (64,460)             --              --         (64,460)
  Cash paid on acquisition of
    consolidated wireless operating company ..........           (564)             --              --            (564)
  Purchase of wireless communication licenses ........         (6,274)             --              --          (6,274)
                                                            ---------       ---------       ---------       ---------
Net cash used in investing activities ................       (140,742)        (46,000)             --        (186,742)
                                                            ---------       ---------       ---------       ---------
Financing activities:
  Proceeds from bank loan ............................          9,000              --              --           9,000
  Parent's investment ................................        150,120          47,193             285         197,598
                                                            ---------       ---------       ---------       ---------
Net cash provided by financing activities ............        159,120          47,193             285         206,598
                                                            ---------       ---------       ---------       ---------
Net change in cash and cash equivalents ..............             --              --              --              --
  Cash and cash equivalents at beginning
  of period ..........................................             --              --              --              --
                                                            ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ...........      $      --       $      --          $   --       $      --
                                                            =========       =========       =========       =========




                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                           CUMULATIVE
                                              PARENT'S      ACCUMULATED    TRANSLATION
                                             INVESTMENT       DEFICIT       ADJUSTMENT         TOTAL
                                              ---------     -----------    -----------       ---------
Balance at September 1, 1995 (inception)      $      --      $      --       $      --       $      --
  Transfers from Parent ................            285             --              --             285
  Net loss .............................             --           (396)             --            (396)
                                              ---------      ---------       ---------       ---------
Balance at August 31, 1996 .............            285           (396)             --            (111)
  Transfers from Parent ................         47,193             --              --          47,193
  Net loss .............................             --         (1,154)             --          (1,154)
  Cumulative translation adjustment ....             --             --              60              60
                                              ---------      ---------       ---------       ---------
Balance at August 31, 1997 .............         47,478         (1,550)             60          45,988
  Transfers from Parent ................        150,120             --              --         150,120
  Net loss .............................             --        (34,625)             --         (34,625)
  Cumulative translation adjustment ....             --             --          (2,412)         (2,412)
                                              ---------      ---------       ---------       ---------
Balance at August 31, 1998 .............      $ 197,598      $ (36,175)      $  (2,352)      $ 159,071
                                              =========      =========       =========       =========



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

        There can be no assurance that the Company will be able to obtain additional required financing on favorable terms or at all. The terms of the Credit Facility include security interests in favor of QUALCOMM and other restrictive covenants, and may significantly limit or prevent the Company from obtaining additional debt financing. If additional funds are raised through equity financings, dilution to the Company's existing stockholders would result. To the extent that such additional financing is raised by the sale or other transfer of any of the Company's equity interests in the Leap Wireless Operating Companies, the Company will be diluted or relinquish ownership of such interests. As fiscal 1999 progresses if management comes to believe that it will be unable to obtain working capital or financing in addition to the Credit Facility, management expects to reduce the Company's capital requirements by slowing or discontinuing the funding of uncommitted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling portions of its interests in one or more of the Leap Wireless Operating Companies. The failure to obtain adequate additional financing may have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

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

                                         AUGUST 31,
                                   ----------------------
                                     1998          1997
                                   --------      --------
        Investments at equity      $ 97,719      $ 42,267
        Investment at cost ..         4,000         4,000
                                   --------      --------
                                   $101,719      $ 46,267
                                   ========      ========

                                                               PERCENTAGE OF OWNERSHIP
                                                                      AUGUST 31,
                                                               -----------------------
                                                                  1998        1997
                                                                  ----        ----
        COST INVESTMENT
             Chase Telecommunications, Inc (U.S.) ...........     7.2%         7.2%

        EQUITY INVESTMENTS
             Chilesat Telefonia Personal S.A. (Chile) .......      50%          50%
             Pegaso Telecomunicaciones, S.A. de C.V. (Mexico)      49%          --
             Metrosvyaz Limited (Russia) ....................      50%          --
             Orrengrove Investments Limited (Russia) ........      50%          --

        Condensed financial information for the Leap Wireless Operating Company during the period under which the Company accounted for the investment under the equity method is summarized as follows (in thousands):

                                                                        AUGUST 31,
                                                                -------------------------
                                                                  1998            1997
                                                                ---------       ---------
        Current assets ...................................      $  73,250       $  37,565
        Non-current assets ...............................        170,660          15,058
        Current liabilities ..............................        (93,064)           (665)
        Non-current liabilities ..........................        (61,055)         (7,461)
                                                                ---------       ---------
          Total partners' and stockholders' capital ......         89,791          44,497
        Other partners' and stockholders' share of capital         40,663          22,249
                                                                ---------       ---------
        Company's share of capital .......................         49,128          22,248
        Goodwill and other intangible items ..............         48,591          20,019
                                                                ---------       ---------
          Equity investments in unconsolidated wireless
            operating companies ..........................      $  97,719       $  42,267
                                                                =========       =========


                                                                        YEARS ENDED
                                                                         AUGUST 31,
                                                                   -----------------------
                                                                       1998           1997
                                                                   --------       --------
        Operating expenses ..................................      $(15,803)      $   (274)
        Other income (expense), net .........................        (1,380)           688
                                                                   --------       --------
          Net income ........................................       (17,183)           414
        Other partners' and stockholders' share of net income
          (loss).............................................        (5,603)           207
                                                                   --------       --------
        Company's share of net income (loss) ................       (11,580)           207
        Amortization of goodwill and other intangible items .            --             --
                                                                   --------       --------
          Equity in net income (loss) of unconsolidated
            wireless operating companies ....................      $(11,580)      $    207
                                                                   ========       ========

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

        Under its licensing agreement with the Chilean government, Chilesat PCS is obligated to meet certain network build-out milestones by December 1998 and has provided a $58 million letter of credit to support the payment of government fines if the build-out milestones are not met. The Company has guaranteed reimbursement to the issuing bank of the Company's proportional share, based on its ownership interest, of any government fines paid under the letter of credit. Additionally, the Company has pledged its shares in Chilesat PCS to the issuing bank as collateral for the letter of credit facility. In the event the failure to meet the network build-out milestones are the direct result of QUALCOMM's failure to supply and install equipment under its existing supply contract, QUALCOMM may be required to reimburse the Company its portion of the fine.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Chilesat Telefonia Personal S.A.
(Company in the development stage)


In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Chilesat Telefonia Personal S.A. (Company in the development stage) at December 31, 1998 and 1997, and the results of its operations and cash flows for year ended December 31, 1998 and for the period from inception (March 3, 1997) to December 31, 1997, in conformity with generally accepted accounting principles of the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards of the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

At December 31, 1998, the Company had negative working capital of US$ 49.7 million. At that date, US$ 36.6 million of the current liabilities relate to debt to creditors who have the option to convert such debt into shares should Chilesat Telefonia Personal S.A. be unable to meet its obligations. As a result of its negative working capital, the Company has not complied with certain financial conditions of the credit agreement described in Note 8.



PRICE WATERHOUSE
Santiago, Chile,
February 25, 1999 except as to Note 14 b) which is as of March 16, 1999

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                                  BALANCE SHEET

                      Expressed in thousands of US Dollars

                                                                              As of December 31,
                                                                           -------------------------
        ASSETS                                                               1998            1997
                                                                           ---------       ---------
        CURRENT ASSETS
           Cash and cash equivalents                                       $     942       $  24,875
           Accounts receivable --trade                                         1,017              --
           Accounts receivable from related company                               --              10
           Other accounts receivable                                             134             133
           Recoverable taxes                                                   6,480           6,228
           Inventories                                                         4,419              --
           Other current assets                                                  779             695
                                                                           ---------       ---------
                Total current assets                                          13,771          31,941

        PROPERTY, PLANT AND EQUIPMENT, NET                                   124,800          40,093
        OTHER ASSETS                                                             712               4
                                                                           ---------       ---------
                Total assets                                               $ 139,283       $  72,038
                                                                           =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
           Accounts payable                                                $   1,804       $     380
           Accounts and notes payable to related companies                    59,529             247
           Accrued liabilities and withholdings                                2,160             960
                                                                           ---------       ---------
                Total current liabilities                                     63,493           1,587
                                                                           ---------       ---------

        LONG --TERM LIABILITIES
           Note payable to related company                                    49,807          24,198
           Other long-term liabilities                                         8,496           4,579
                                                                           ---------       ---------
                Total long-term liabilities                                   58,303          28,777
                                                                           ---------       ---------

        COMMITMENTS AND CONTINGENCIES                                             --              --
        SHAREHOLDERS' EQUITY
           Preferred stock (8,400,000 shares authorized,
             issued and outstanding, with no par value)                       42,000          42,000
           Common stock (8,400,000 shares authorized,
             issued and outstanding, with no par value)                        1,964           1,964
           Other capital contributions                                           493              --
           (Deficit) surplus accumulated during the development stage        (21,943)             55
           Accumulated other comprehensive losses                             (5,027)         (2,345)
                                                                           ---------       ---------
                Total shareholders' equity                                    17,487          41,674
                                                                           ---------       ---------

                Total liabilities and shareholders' equity                 $ 139,283       $  72,038
                                                                           =========       =========

The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                      Expressed in thousands of US Dollars

                                                            For the period      For the period
                                                            from inception      from inception
                                      For the year ended    (March 3, 1997)     (March 3, 1997)
                                          December 31,       to December 31,    to December 31,
                                              1998                1997              1998
                                      ------------------    ---------------     ---------------
OPERATING RESULTS
   Sales                                    $  1,284             $     --          $  1,284
   Cost of sales                              (1,570)                  --            (1,570)
                                            --------             --------          --------
        Gross margin                            (286)                  --              (286)
                                            --------             --------          --------

   Remunerations and other staff costs        (3,916)                  --            (3,916)
   Sales commissions                            (882)                  --              (882)
   Marketing expenses                         (3,619)                  --            (3,619)
   General and administrative expenses        (2,736)                (659)           (3,395)
   Depreciation and amortization              (3,743)                  (4)           (3,747)
                                            --------             --------          --------
        Net operating loss                   (15,182)                (663)          (15,845)
                                            --------             --------          --------

NON-OPERATING RESULTS
   Interest income                             1,058                2,022             3,080
   Interest expense                           (3,295)                  --            (3,295)
   Currency exchange losses                   (4,186)              (1,280)           (5,466)
   Other expenses                               (393)                 (24)             (417)
                                            --------             --------          --------
        Non-operating (loss) income           (6,816)                 718            (6,098)
                                            --------             --------          --------

        Net (loss) income                    (21,998)                  55           (21,943)

OTHER COMPREHENSIVE INCOME
   Currency translation adjustment            (2,682)              (2,345)           (5,027)
                                            --------             --------          --------
   Comprehensive loss                       $(24,680)            $ (2,290)         $(26,970)
                                            ========             ========          ========


The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                             STATEMENT OF CASH FLOWS

                      Expressed in thousands of US Dollars


                                                                                        For the period      For the period
                                                                                        from inception      from inception
                                                                 For the year ended     (March 3, 1997)     (March 3, 1997)
                                                                    December 31,        to December 31,     to December 31,
                                                                        1998                 1997                 1998
                                                                 ------------------     ---------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss) income                                                  $(21,998)            $     55             $(21,943)
   Adjustments to reconcile to net cash used in
     operating activities:
      Depreciation and amortization                                      3,743                    4                3,747
      Use of the network and signal distribution services                  493                   --                  493

   Changes in working capital:
      Accounts receivable --trade                                       (1,017)                  --               (1,017)
      Accounts receivable from related companies                            10                  (10)                  --
      Other accounts receivable                                             (1)                (133)                (134)
      Recoverable taxes                                                   (252)              (6,171)              (6,423)
      Other current assets                                                (118)                (695)                (813)
      Accounts payable                                                   1,424                  380                1,804
      Accrued interest and accounts payable to
        related companies                                                7,168                  511                7,679
      Accrued liabilities and withholdings                               1,200                  957                2,157
                                                                      --------             --------             --------
         Cash flow used in operating activities                         (9,348)              (5,102)             (14,450)
                                                                      --------             --------             --------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisitions of property, plant and equipment                       (37,766)             (14,383)             (52,149)
   Other                                                                  (708)                  (4)                (712)
                                                                      --------             --------             --------
         Cash flow used in investing activities                        (38,474)             (14,387)             (52,861)
                                                                      --------             --------             --------

CASH FLOW FROM FINANCING ACTIVITIES
   Notes payable to related companies                                   20,271                   --               20,271
   Capital increase                                                         --               42,000               42,000
   Other long-term liabilities                                           3,917                4,579                8,496
                                                                      --------             --------             --------
         Cash flow provided by financing activities                     24,188               46,579               70,767
                                                                      --------             --------             --------

Net (decrease) increase in cash                                        (23,634)              27,090                3,456

Effect of exchange rate changes on cash                                   (299)              (2,215)              (2,514)
                                                                      --------             --------             --------

(Decrease) increase in cash and cash equivalents                       (23,933)              24,875                  942

Cash and cash equivalents at the beginning of the period                24,875                   --                   --
                                                                                           --------             --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $    942             $ 24,875             $    942
                                                                      ========             ========             ========

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                             STATEMENT OF CASH FLOWS

                      Expressed in thousands of US Dollars


SUPPLEMENTAL CASH FLOW INFORMATION

Interest  paid                                             695         923         1,618

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING ACTIVITIES

The following non-cash transactions occurred during the periods presented:

                                                                             For the period from
                                                                                  inception
                                                         For the year ended    (March 3, 1997)
                                                            December 31,        to December 31,
                                                                1998                 1997
                                                         ------------------  -------------------
Long-term financing received from related company
  to purchase fixed assets and inventories                    $ 14,745             $ 23,655
Short-term financing received from related company
  to purchase fixed assets and inventories                      42,707                   --
Purchase of fixed assets                                       (53,067)             (23,655)
Purchase of inventories                                         (4,385)                  --
                                                              --------             --------
                                                              $     --             $     --
                                                              ========             ========

As indicated in Note 1, Chilesat S.A. contributed non-cash assets and liabilities to the joint venture on March 3, 1997. The net assets contributed at that date are summarized as follows:

Current assets                            $    57
Property, plant and equipment               2,189
Current liabilities                          (282)
                                          -------
        Net assets contributed            $ 1,964
                                          =======


The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                        STATEMENT OF SHAREHOLDERS' EQUITY

                      Expressed in thousands of US Dollars


                                                                                                (Deficit)
                                                                                                 surplus
                                                                                               accumulated  Accumulated
                                  Number of    Number of                            Other      during the     other
                                  preferred      common     Preferred    Common     capital    development comprehensive
                                    shares       shares       stock      stock   contributions     stage      losses       Total
                                  ---------    ----------     -------    ------  ------------- ----------- -------------  --------
Capital increase at inception on
  March 3, 1997                   8,400,000     8,400,000     $42,000    $1,964         --            --          --      $ 43,964
Share subscriptions receivable-          --            --     (42,000)       --         --            --          --       (42,000)
Payment of share subscriptions
  receivable                             --            --      42,000        --         --            --          --        42,000
Net income for the period                --            --          --        --         --      $     55          --            55
Currency translation adjustment          --            --          --        --         --            --    $ (2,345)       (2,345)
                                  ---------    ----------     -------    ------       ----      --------    --------      --------
Balance at December 31, 1997      8,400,000     8,400,000     $42,000    $1,964         --      $     55    $ (2,345)     $ 41,674
                                  =========    ==========     =======    ======       ====      ========    ========      ========

Balance at January 1, 1998        8,400,000     8,400,000     $42,000    $1,964         --      $     55    $ (2,345)     $ 41,674
Other contributed capital                --            --          --        --       $493            --          --           493
Net loss for the period                  --            --          --        --         --       (21,998)         --       (21,998)
Currency translation adjustment          --            --          --        --         --            --      (2,682)       (2,682)
                                  ---------    ----------     -------    ------       ----      --------    --------      --------
Balance at December 31, 1998      8,400,000     8,400,000     $42,000    $1,964       $493      $(21,943)   $ (5,027)     $ 17,487
                                  =========    ==========     =======    ======       ====      ========    ========      ========

The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



NOTE 1. THE COMPANY

Chilesat Telefonia Personal S.A. (the "Company") is a joint venture created on March 3, 1997 by Telex-Chile S.A. and its subsidiary Chilesat S.A. (together "Chilesat") and Inversiones Leap Wireless Chile S.A. ("Inversiones", formerly Inversiones Qualcomm S.A.) for the purpose of building and operating a mobile PCS telephone system (personal communication system) in Chile. Inversiones is a wholly-owned subsidiary of Leap Wireless International, Inc.

Pursuant to the terms of the Subscription and Shareholders' Agreement ("Shareholders' Agreement"), Chilesat and Inversiones hold all of the outstanding common and preferred shares of the Company, respectively. Each partner has a 50% ownership in the joint venture. Each partner has the right to elect two representatives to the Board of Directors and a fifth independent director is elected by a vote of at least 75% of the shareholders. Approval of 4/5 of the directors is required for a number of significant operating and management decisions. The common directors are entitled to nominate the general manager, and the preferred directors are entitled to nominate the CFO. However, approval of the nominations requires approval by 4/5 of the directors.

During 1998, an amendment was made to the Shareholders' Agreement and Qualcomm Incorporated transferred and assigned its interest in Inversiones to Leap Wireless International, Inc. All terms and conditions of the shareholders agreement are now binding on Leap Wireless International Inc.

Because Chilesat's contributions to the joint venture were non-cash assets and liabilities whose fair values were not readily determinable, the non-cash assets and liabilities contributed were recorded at their predecessor basis.

As one of the non-cash assets contributed, Chilesat provided a contract entitling the Company to the right to use a part of Chilesat's network for a period of 11.5 years and the right to receive signal distribution services for the same period. The contract is for the Company's sole and exclusive use of signal transmissions. Chilesat is responsible for meeting the Company's transmission requirements as well as the supervision, control, maintenance and repair of the network. Chilesat also contributed the already existing entity Chilesat Telefonia Personal S.A., among whose assets was the PCS license to operate in Chile.

The Company is the holder of one of three national licenses to provide PCS services in Chile. These services were required to be ready for operations under the conditions of the license by June 23, 1998 in the case of the geographical area covered by Chile's Fourth to Tenth regions and by December 23, 1998 for the remainder of the country. The Company completed construction of its mobile PCS telephone system infrastructure by the required dates. The Company entered into a System Equipment Purchase Agreement with Qualcomm Incorporated whereby Qualcomm Incorporated will provide manufacturing, engineering, equipping, integrating, installing, testing and technical assistance for the mobile PCS telephone system.

Under the terms of the Shareholders' Agreement, the Company will purchase from Qualcomm Incorporated all network hardware and software manufactured by Qualcomm Incorporated and at least 50% of all mobile and fixed handsets purchased by the Company for a period expiring in

September 2000. Similarly, until the later of five years following the formation of the joint venture or the date on which Inversiones ceases to hold preferred shares representing more than 24% of the capital stock of the Company, the Shareholders agree to cause the Company to use only IS95 CDMA technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      General

Chilesat Telefonia Personal S.A. is a development stage company as defined in accordance with Statement of Financial Accounting Standards No. 7 due to the fact that the Company has not yet generated significant revenues from commercial operations. As indicated in Note 1, the Company has completed the construction of its mobile PCS telephone system infrastructure and testing of the installations between Chile's Fourth and Tenth regions with friendly users commenced in July, 1998. The mobile PCS telephone system began operations in September, 1998. The infrastructure necessary to cover the remainder of Chile was operational in December 1998.

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

b)      Period of financial statements

The financial statements for the Company are presented for the year ended December 31, 1998 with comparative amounts for the period from the date of formation of the joint venture on March 3, 1997 through December 31, 1997.

c)      Translation of the Chilean peso financial statements

The financial statements give effect to the translation of the Chilean peso financial statements of the Company (not submitted herewith) to United States dollars. All asset and liability accounts have been translated (after eliminating the effects of accounting for inflation in Chile) at the Observed Exchange Rates determined by the Central Bank of Chile at December 31, 1998 and 1997 of Ch$ 472.41 and Ch$ 439.18 per US$ 1, respectively. Capital stock has been translated at historic Observed Exchange Rates. Income and expense accounts have been translated at average monthly Observed Exchange Rates. The net effects of translation are recorded in the cumulative translation adjustment account as a component of Accumulated other comprehensive losses in the Company's equity.

d)      Monetary assets and liabilities in other currencies

Monetary assets and liabilities denominated in foreign currency have been translated at year-end exchange rates. The effects of such translation have been recorded as exchange gains or losses in the statement of income. Certain assets and liabilities are denominated in UFs (Unidades de Fomento). The UF is a Chilean inflation-indexed, peso-denominated monetary unit which is set daily in advance based on changes in the Consumer Price Index. The adjustment to the closing value of UF-denominated assets and liabilities have also been recorded as part of Currency exchange losses in the statement of income.

e)      Revenue recognition

Revenue has been accrued at year end for the portion of fixed charge services earned to date. The Company also recognizes revenues for traffic in excess of the amounts attributable to the fixed charge contracts in the month such revenues are billed.

f)      Uncollectable accounts

The Company records an allowance for uncollectable accounts receivable with respect to those amounts estimated not to be recoverable.

g)      Inventory

Inventory is comprised of handsets and accessories not yet placed into service which are stated at the lower of historical cost, determined under a first-in, first-out unit flow assumption, or market.

h)      Property, plant and equipment

Property, plant and equipment are recorded at acquisition cost plus capitalized interest and direct costs incurred during the construction phase of the mobile PCS telephone system. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. Depreciation with respect to the infrastructure of the mobile PCS telephone system was applied beginning in September 1998.

i)      Advertising

It is the Company's policy to record the cost of advertising as it is incurred. For the year ended December 31, 1998, the Company recorded US$ 3,619,000 (US$338,000 in 1997) as advertising expense.

j)      Income taxes

Income taxes have been recorded in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109). Income taxes payable for the current year are recorded in current liabilities, if applicable. Future taxes arising from differences between the amounts shown for assets and liabilities in the balance sheet and the tax basis of those assets and liabilities at the balance sheet date have been recorded as deferred income taxes. Deferred income tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

k)      Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

l)      Network use and signal distribution services

It is the Company's policy to systematically recognize expense for the use of the network and signal distribution services provided by a related party as per an independent valuation on a straight-line basis over the remaining life of the contract as other capital contributions (Note 11 c).

m)      Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, including securities purchased under resale agreements. Securities purchased under agreements to resell include investments in instruments issued by the Central Bank of Chile acquired under resale agreements, and are stated at cost plus accrued interest.

Cash and cash equivalents are summarized as follows:

                                                               As of December 31,
                                                              --------------------
                                                               1998         1997
                                                              -------      -------
Cash and bank deposits                                        $   452      $   899
Time deposits                                                     490       10,195
Securities purchased under agreements to resell (Note 3)           --       13,736
Other                                                              --           45
                                                              -------      -------
                                                              $   942      $24,875
                                                              =======      =======

l)      Recent accounting pronouncements

Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivatives instruments, and for hedging activities. It requires that an entity recognize all derivatives on the balance sheet at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, the only exception being derivatives that qualify as hedges in accordance with the Standards. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income-statement volatility that would arise from reporting changes in a derivative'S fair value in income. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged. In some cases, income-statement volatility is avoided by an entity's recording changes in the fair value of the derivative directly in shareholders' equity. In other cases, changes in the fair value of the derivative continue to be reported in earnings as they occur, but the impact is counterbalanced by the entity adjusting the carrying value of the asset or liability that is being hedged. This standard is not expected to have an effect on the reporting of the Company for the year ended December 31, 1998 and period ended December 31, 1997 as it did not hold derivative instruments during such periods.

NOTE 3.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

At December 31, 1998, the Company held no securities purchased under agreements to resell. Securities purchased under agreements to resell at December 31, 1997 are summarized as follows:

                                 Underlying
Financial institution       financial instrument            Amount           Maturity date
---------------------       --------------------            ------           -------------
Banco de A. Edwards     Central Bank of Chile Debentures    $  6,417      February 10, 1998

Banco de A. Edwards     Central Bank of Chile Debentures       6,491      February 12, 1998

Banco de A. Edwards     Central Bank of Chile  Debentures        828      February 19, 1998
                                                            -------
        Total                                               $13,736
                                                            =======

At December 31, 1997, the underlying financial instruments were in the custody of the counter party to the agreements. Central Bank of Chile Debentures are generally considered to be low-risk securities and are generally not subject to significant market volatility.

NOTE 4. RECOVERABLE TAXES

Recoverable taxes at December 31, 1998 relate to value added taxes (VAT) of US$6,480,000 (US$ 6,228,000 in 1997), incurred on the purchases of property, plant and equipment required for the Company's mobile PCS telephone system and goods and services. VAT relating to the purchases of capital goods may be recovered in cash by the Company in accordance with Chilean law. Other VAT is recovered by offset against VAT raised on services rendered.

NOTE 5. INVENTORY

Inventory as of December 31, 1998 is summarized as follows:

Handsets                                                      $3,137
Accessories                                                    1,282
                                                              ------
                                                              $4,419
                                                              ======

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                         As of December 31,
                                     ------------------------
                                       1998           1997
                                     ---------       --------
Land                                 $     340       $    140
Buildings and infrastructure           114,926         39,771
Machinery and equipment                  1,555             88
Handsets                                 8,583             --
Other                                    3,100             98
Less:  Accumulated depreciation         (3,704)            (4)
                                     ---------       --------
      Total net                      $ 124,800       $ 40,093
                                     =========       ========

Estimated useful lives of assets are:

                                                                 Years
                                                                 -----
Machinery and equipment                                           10
Handsets                                                          2
Other                                                             5-10

For the year ended December 31, 1998, the Company capitalized US$ 4,830,000 (US$1,508,000 in 1997) of interest as part of the cost of construction of the mobile PCS Telephone System.

NOTE 7. ACCRUED LIABILITIES AND WITHHOLDINGS

Accrued liabilities and withholdings are summarized as follows:

                                        As of December 31,
                                        ----------------
                                          1998      1997
                                        ------      ----
Construction in progress                $1,365      $597
Advertising and marketing expenses         321       278
Employee vacations                         203        33
Other                                      271        52
                                        ------      ----
        Total                           $2,160      $960
                                        ======      ====

NOTE 8. RELATED COMPANY TRANSACTIONS

a)      Balances with related companies and Qualcomm Incorporated

          Company                           Relationship            1998          1997
          -------                           ------------          ---------    ----------
Accounts receivable from related company:

Chilesat Servicios
  Empresariales S.A.                          Affiliate           $      --    $       10
                                                                  =========    ==========

Accounts and notes payable to
  related companies:

Chilesat servicios
  Empresariales S.A.                          Affiliate           $   (134)    $      --

Chilesat S.A.                                 Shareholder             (733)         (196)

Qualcomm Incorporated(1)                      --                   (21,881)           --

Leap Wireless
  International, Inc.                         Affiliate            (15,273)           --

Inversiones Leap
  Wireless Chile S.A.                         Shareholder          (21,374)           --

Telex-Chile S.A.                              Shareholder              (29)          (12)

Telsys S.A.                                   Affiliate               (105)          (39)
                                                                  ---------    ----------
                                                                  $(59,529)    $    (247)
                                                                  ========     =========
Note payable to related company - long-term:

Qualcomm Incorporated(1)                      --                  $(49,807)    $ (24,198)
                                                                  ========     =========

(1)     Qualcomm Incorporated ceased to be an affiliate on September 23, 1998.

b)  Related company transactions

                                                                  Amount of transactions
      Company            Relationship     Transaction                1998        1997
      -------            ------------     -----------               -------     -------
Chilesat Servicios
  Empresariales S.A.     Affiliate        Reimbursement of
                                            costs incurred on
                                            their behalf            $    --     $    47

                                          Reimbursement of
                                            costs incurred in
                                            connection with
                                            construction                130          --

Chilesat S.A.            Shareholder      Reimbursement of
                                            costs incurred in
                                            connection with
                                            construction                586         589

                                          Rental of office space        171          30

Leap Wireless
  International, Inc.    Affiliate        Financing of purchases
                                            from Qualcomm Inc.       14,745          --

                                          Accrued interest on
                                            note payable                528          --

Inversiones Leap
 Wireless Chile S.A.     Affiliate        Financing                  20,271          --
                                          Accrued interest on
                                            note payable              1,103          --

Telex-Chile S.A.         Shareholder      Reimbursement of costs
                                            incurred in connection
                                            with construction            29          49

Telsys S.A.              Affiliate        Computer services             965          39

c)  Transactions with
    Qualcomm Incorporated

Qualcomm
  Incorporated(1)                         Purchase of equipment
                                            and inventory           $57,452     $23,655
                                          Financing of purchases     42,707      23,655
                                          Accrued interest on
                                            note payable              4,783         543


(1)     Qualcomm Incorporated ceased to be an affiliate on September 23, 1998.

d)      Notes payable to Qualcomm Incorporated and related companies

As a means of financing the purchase of infrastructure equipment from Qualcomm Incorporated, the Company entered into a Deferred Payment Agreement whereby Qualcomm Incorporated defers collection for the equipment subject to the terms and conditions set forth in the Agreement. The assets of the Company secure the obligation. The shares of the Company have also been pledged by Telex-Chile and Chilesat in guaranty of the note payable to Qualcomm Incorporated.

Under the terms of the agreement, Qualcomm Incorporated will make loans for the equipment, software and services it provides to the Company up to a maximum of US$ 59.5 million. The original Deferred Payment Agreement was amended on June 24, 1998 to allow for an additional commitment of US$ 14.7 million of principal as a means of financing of goods and services relating to the PCS system and US$
25.0 million of principal as a means of financing the acquisition of subscriber equipment. The rest of the terms and conditions outlined in the original Deferred Payment Agreement remain unchanged. Loans bear interest based either upon a LIBOR or Base Rate or the Eurodollar. The obligation to repay these loans and interest is evidenced by promissory notes. Interest accrues on the principal but remains unpaid, with accrued interest added monthly to the outstanding principal amount of the applicable loan until the first principal payment, at which time interest is payable on the same dates as the principal payments.

Principal and interest on the US$ 14.7 million is due in full on January 31, 1999. In addition, a conversion right, discussed below, was added to the agreement relating to this amount. This commitment was subsequently transferred by Qualcomm Incorporated, as allowed by the Deferred Payment Agreement, to Leap Wireless International, Inc.

In addition, a Working Capital Loan agreement was entered into on June 24, 1998 with Inversiones for US$ 20.3 million of principal for the purpose of financing the final phase of construction, working capital requirements and operating expenses during the start-up and early operation phase of the PCS system. Principal and accrued interest is due in full on January 31, 1999 (Note 14). Interest rates and other terms and conditions of this agreement match those of the Deferred Payment Agreement, including the conversion right described below.

In the event that the Company fails to pay the outstanding principal balance plus any accrued interest thereon, or Chilesat fails to contribute to the Company an aggregate amount of not less than fifty percent of the aggregate outstanding balance of the additional commitment and the Working Capital Loan on or before January 31, 1999 pursuant to a capital call by the Company, then, at any time after January 31, 1999 and on or before July 31, 1999, at Leap Wireless International, Inc.'s sole option in the case of the additional commitment and Inversiones' sole option in the case of the Working Capital Loan, the outstanding balance shall be convertible into shares of the Company's common stock (Note 14). This option expires in the event that the outstanding balance is paid in full prior to the conversion date.

The notes payable at December 31, 1998 are comprised of LIBOR loans and bear interest at LIBOR + 3%. The scheduled principal repayments, are as follows:

                      Deferred payment      Additional      Working capital
                          agreement         commitment           loan              1998
                      ----------------      ----------      ---------------      ---------
1999                     $ 21,881           $  15,273          $  21,374         $  58,528
2000                       18,361                   -                  -            18,361
2001                       16,646                   -                  -            16,646
2002                       14,199                   -                  -            14,199
2003                          601                   -                  -               601
                         --------           ---------          ---------         ---------
        Total            $ 71,688           $  15,273          $  21,374         $ 108,335
                         ========           =========          =========         =========

The terms of the financing arrangements with Qualcomm Incorporated, Inversiones and Leap Wireless International, Inc. include certain positive and negative covenants, the most significant of which are as follows:

The Company shall not

   i)   Incur any additional encumbrances or liens

  ii) Create any indebtedness other than indebtedness incurred for the purposes of partial or full repayment of the notes payable.

 iii) Incur operating lease obligations greater than one year and exceeding US$ 1 million for any twelve month period.

  iv)   Consolidate or merge with another entity.

   v)   Guarantee any indebtedness.

  vi)   Acquire stock or the assets of any other person.

 vii)   Advance funds.

viii)   Become liable for a capital lease obligation exceeding US$ 1 million.

  ix) Enter into transactions with affiliates, except arm's length transactions in the ordinary course of business.

   x)   Invest in other than investment grade instruments.

  xi) Declare or pay cash dividends or make distributions in excess of 30% of excess cash flows during the third and fourth annual periods of operations of the Company, increasing to 50% after period 4.

 xii)   Maintain funded debt to total capitalization greater than 0.65, 0.71 and
        0.75 in annual periods 1, 2 and 3 and thereafter, respectively.

xiii) Permit Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be less than US$ 1.

 xiv) Permit funded debt to EBITDA to exceed 23.91, 4.74, 3.32 and 2.4 in annual periods 2, 3, 4 and 5, respectively.

  xv)   Permit EBITDA to interest expense to be less than 0.47, 2.38, 3.00 and
        3.00 in annual periods 2, 3, 4 and 5, respectively.

 xvi) Incur capital expenditures greater than US$ 116 million until the Company has more than 50,000 subscribers, at which time the threshold increases.

        The Company is not in compliance with some of these covenants (Note 14).

NOTE 9. OTHER LONG-TERM LIABILITIES

This balance is mainly comprised of deferred customs duties of US$ 8.4 million at December 31, 1998 (US$ 4.6 million at December 31, 1997).

Under Chilean law, the payment of customs duties levied on machinery and equipment can be deferred over a period of up to seven years. The balance at December 31, 1998 represents amounts owing at maturity including accrued interest. The scheduled repayments are as follows:

2000                                                         $  1,337
2001                                                            1,081
2002                                                            1,555
2003                                                            1,266
2004 and thereafter                                             3,206
                                                             --------
        Total                                                   8,445

Other                                                              51
                                                             --------
        Total other long-term liabilities                    $  8,496
                                                             ========

NOTE 10. INCOME TAXES

The Company has not made a provision for current income taxes payable as it incurred tax losses for the year ended December 31, 1998.

At December 31, 1998, income tax loss carryforwards of approximately US$ 24.3 million (US$ 5.2 million at December 31, 1997), were available to apply against income tax liabilities in future years. Under Chilean law, such income tax loss carryforwards never expire.

Deferred income taxes are summarized as follows:

                                                 As of December 31,
Assets:                                            1998        1997
                                                 -------       ----
Provisions                                       $    71       $ --
Tax loss carryforwards                             3,649        785
Allowance for income tax loss carryforwards       (3,720)      (655)
                                                 -------       ----
Deferred income tax assets                            --        130
                                                 -------       ----

Liabilities:
Other                                                 --       (130)
                                                 -------       ----
      Deferred income tax liabilities                 --       (130)
                                                 -------       ----
      Net deferred income taxes                  $    --       $ --
                                                 =======       ====

Because the Company has only recently begun commercial operations and has no history of generating taxable income against which tax loss carryforwards would be applied, an allowance was recorded at December 31, 1998 with respect to those tax loss carryforwards which, based on the weight of available evidence, are not likely be realized.

NOTE 11. SHAREHOLDERS' EQUITY

a)      Authorized capital

Authorized capital stock of the Company is comprised of 8,400,000 Series A preferred shares and 8,400,000 Series B ordinary shares. Inversiones holds all the outstanding preferred shares whereas Chilesat holds all the ordinary shares. The preference with respect to the preferred shares consists of the right to be paid before any other series of shares in the event of liquidation of the Company up to the amount of the stated value of the preferred shares. The preference has a duration of 6 years as from April 10, 1997, after which all shareholders shall have equal rights with respect to the liquidation of the Company.

b)      Dividends

Chilean law permits the payment of dividends only in Chilean pesos and these are limited to the retained earnings balances in the Company's statutory financial statements at each calendar year end. As the Company has an accumulated deficit at December 31, 1998 and 1997 in its statutory financial statements, it is prohibited from declaring and paying dividends until such time that it generates sufficient retained earnings.

c)      Capital increase

Pursuant to the terms of the Shareholders' Agreement, Inversiones agreed to subscribE for 8,400,000 Series A preferred shares in exchange for its cash contribution of US$ 42 million and Chilesat agreed to subscribe for 8,400,000 Series B ordinary shares for its contribution of a contract for the right to use a part of Chilesat's network and signaL distribution services, the PCS license and certain net assets. Inversiones contributed the funds into an escrow account on March 3, 1997 and a receivable balance for share subscriptions was recorded. With the exception of US$ 1.5 million of funds made available to the Company, the funds were not to be distributed to it until official publication of the awarding of the PCS license. The awarding of the PCS license was published and the Company received the funds in June, 1997, at which time the share subscription receivable was settled. An independent valuation of the contract for the right to use a part of Chilesat's network and signal distribution services was undertaken and the appraised valued is being systematically recognized as capital contributions on a straight-line basis over the remaining life of the contract commencing on September 20, 1998, the date operations began. Other capital contributions in 1998 amounted to US$ 493,000 (none in 1997).

At the Extraordinary Meeting held on June 24, 1998, the shareholders agreed to an increase in the Company's capital from Ch$ 26.638 million (US$ 56.4 million) divided into 8,400,000 Series A preferred shares and 8,400,000 Series B common shares, to Ch$ 44.498 million (US$ 94.2 million) divided into 8,400,000 Series A preferred shares and 16,000,000 Series B common shares, with no par value, which will be offered to existing shareholders in proportion to their shareholdings, and which must be totally subscribed and paid within a period of three years from the date of the meeting.

Should Telex-Chile S.A. and Chilesat S.A. not subscribe their proportion of the new issue, they will cede their subscription rights to Inversiones.

At their Extraordinary meeting held on December 30, 1998, the shareholders agreed to increase the company's capital by the equivalent in Chilean pesos of US$ 254 million by the issue of 32,987,013 Series B common shares to be subscribed and paid, within a maximum period of three years, at a price equivalent to US$ 7.70 per share on the date of payment . On agreeing to issue the shares, the Board of Directors must set the price for their subscription and payment at an amount equivalent to the US$ 7.70 per share mentioned previously plus a restatement of 10% per annum, or 5% per quarter, for the period elapsed between this date and the date of payment. The excess over the US$ 7.70 per share is to be credited to the "Share Premium Account".

d)      Call and put options

As part of an amendment to the Shareholders' Agreement, Chilesat and Inversiones, each have an option to require the issuance by the Company of shares of common stock at the Exercise Price to be subscribed by Chilesat and Inversiones in proportion to their holdings in the capital stock of the Company. This option may be exercised for common stock with an aggregate value at the Exercise Price of up to US$ 35 million. The Exercise Price shall be determined as of the exercise date and shall be the sum of (i) $ 5.00 per share plus (ii) 10% per annum plus an increasing premium on the original $ 5.00 price thereof equal to 5% additional for each quarter after the calendar quarter ending June 30, 1997. The option expires upon the exercise of the conversion rights (Note 8 c).

If either Chilesat or Inversiones do not subscribe the shares of stock to which it is entitled as a result of the exercise of the capital call option, it shall be subject to dilution. Such shares of common stock as are not exercised by Chilesat or Inversiones shall be subject to subscription at the Exercise Price by the other party (or such third party investor as a party may propose), subject to the non-subscribing party's written consent, which may not be unreasonably withheld and which may not be withheld with the purpose of preventing the capital increase.

If Chilesat answers such capital call by making a cash capital contribution to the Company of not less than fifty percent of the balance due on the convertible loans on or before January 31, 1999, Inversiones will make its portion of the capital call by converting fifty percent of the balance due on the convertible loans into capital equity of the Company at the same price as paid by Chilesat for equity in the capital call.

Inversiones has an option to sell its preferred shares to Chilesat in the event that the Company is no longer using Qualcomm technology in its mobile PCS telephone system

NOTE 12. FAIR VALUE

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1998 and 1997, when the estimate of such value is practicable:

- Cash and cash equivalents, recoverable taxes and accrued liabilities and withholdings have been stated at carrying value which is equivalent to fair value.

- The fair values of the note payable to related company and other long-term liabilities were based on interest rates currently available to the Company for debt with similar terms and remaining maturities. The carrying value of the note payable to related company approximates fair value because the terms of the loan agreement require that the stated rate of interest be periodically adjusted to the market rate.

The estimated fair value of the Company's financial instruments are summarized as follows:

                                                  At December 31, 1998              At December 31, 1997
                                                -------------------------         -------------------------
                                                Carrying                          Carrying
                                                 amounts        Fair value         amounts       Fair value
                                                --------        ----------        ---------      ----------
Assets:
   Cash and cash equivalents                     $   942          $   942          $24,875          $24,875
   Recoverable taxes                               6,480            6,480            6,228            6,228
                                                 -------          -------          -------          -------
        Total assets                             $ 7,422          $ 7,422          $31,103          $31,103
                                                 =======          =======          =======          =======

Liabilities:
   Accrued liabilities and withholdings          $ 2,160          $ 2,160          $   960          $   960
   Note payable to related company                49,807           49,807           24,198           24,198
   Other long-term liabilities                     8,496            6,013            4,579            3,117
                                                 -------          -------          -------          -------
        Total liabilities                        $60,463          $57,980          $29,737          $28,275
                                                 =======          =======          =======          =======


NOTE 13. COMMITMENTS AND CONTINGENCIES

a)      Operating leases

At December 31, 1998, the Company had entered into operating leases relating to the rental of sites for towers and antennas required for the operation of its mobile PCS telephone system. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998:

1999                                                   $  1,068
2000                                                      1,066
2001                                                      1,082
2002                                                      1,063
2003                                                      1,040
2004 to 2008                                              3,457
2009                                                        526
                                                       --------
        Total                                          $  9,302
                                                       ========

Rental expense for the year ended December 31, 1998 was US$ 602,000.

b)      Security for debt

The Company has pledged it PCS license as security against the notes payable to Qualcomm Incorporated.

Telex-Chile S.A. and Chilesat S.A. have pledged 83,920 and 8,316,080 Series B common shares of the Company, respectively, as security for 50% of the notes payable to Qualcomm Incorporated.

NOTE 14. SUBSEQUENT EVENTS

a) On February 15, 1999, Inversiones communicated to the Company that it had incurred an Event of Default as a result of its failure to repay a US$ 20.3 million short-term Working Capital Loan plus interest accrued thereon granted on June 24, 1998 (Note 8) and noncompliance with certain loan covenants. At the time of granting the loan, Inversiones subscribed to a capital increase and reserved its right to capitalize the loan, an option that, in addition to other potential actions to obtain repayment, is still open.

Similarly, on February 15, 1999, Leap Wireless International, Inc. informed both the Company and Telex-Chile S.A. that the former has incurred an Event of Default with respect to the Deferred Payment Agreement, as a result of which the amount of US$ 14.7 million plus interest accrued thereon is due and payable. Telex-Chile S.A. is guarantor of 50% of this amount. As in the previous case, the creditor has an option to capitalize this debt or to pursue payment through other means.

b) Subsequently on March 2, 1999, Leap Wireless International, Inc. and Inversiones indicated their withdrawal of the above-mentioned communications reserving the right to notify the defaults again in the future. On March 16, 1999, Leap Wireless International, Inc. and Inversiones communicated defaults on the short-term Working Capital Loan of US$ 20.3 million plus interest accrued thereon and the Deferred Payment Agreement of US$ 14.7 million plus interest accrued thereon on the same terms as expressed above.

                                  EXHIBIT INDEX

 EXHIBIT                                                                          SEQUENTIAL
   NO.                             DESCRIPTION                                  NUMBERED PAGES
-------                            -----------                                  --------------

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

10.16(1) Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers

10.17(4)  Loan Agreement, dated as of September 28, 1998, between Pegaso
          Comunicaciones y Servicios, S.A. de C.V. and the Registrant

10.18(4) Promissory Note, executed September 25, 1998, by Pegaso Comunicaciones y Servicios, S.A. de C.V. in favor of the Registrant

10.19(4) Pledge Agreement, dated as of September 28, 1998, by and between Pegaso

 EXHIBIT                                                                          SEQUENTIAL
   NO.                             DESCRIPTION                                  NUMBERED PAGES
-------                            -----------                                  --------------

          Comunicaciones y Servicios, S.A. de C.V., the Registrant and the other parties thereto

21.1(1)   Subsidiaries of the Registrant

23.1(5)   Consent of Independent Accountants relating to report dated November
          19, 1998 (United States)

23.2(5)   Consent of Independent Accountants relating to report dated February
          25, 1999 except as to Note 14 b) which is as of March 16, 1999 (Chile)

27.1(4)   Financial Data Schedule

----------

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

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998..

(5)     Filed with this Amendment No. 1.