Form 10-Q
period 1999-02-28
LEAP WIRELESS INTERNATIONAL INC
filed 1999-04-14
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended February 28, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from __________ to________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
Yes [X]         No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value per share, 17,911,833 shares outstanding as of April 8, 1999.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  (Unaudited)
                                                                  February 28,        August 31,
                                                                     1999                1998
                                                                  -----------         ---------
ASSETS
Cash and cash equivalents                                          $   6,072          $      --
Loans receivable from unconsolidated wireless
   operating company - current                                            --             25,227
Other current assets                                                     344                 --
                                                                   ---------          ---------
   Total current assets                                                6,416             25,227
                                                                   ---------          ---------

Property and equipment - net                                           2,733                 --
Investments in unconsolidated wireless operating companies           181,209            101,719
Loans receivable from unconsolidated wireless
   operating companies                                                61,945             40,076
Other assets                                                          12,906              6,838
                                                                   ---------          ---------
   Total assets                                                    $ 265,209          $ 173,860
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                           $   4,022          $   5,789
Loans payable to banks                                                16,201              9,000
                                                                   ---------          ---------
   Total current liabilities                                          20,223             14,789
                                                                   ---------          ---------
Long-term debt                                                        20,636                 --
Other liabilities                                                        606                 --
                                                                   ---------          ---------
   Total liabilities                                                  41,465             14,789
                                                                   =========          =========

Commitments (Notes 7 and 9)

Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares
    $.0001 par value, no shares issued and outstanding                    --                 --
  Common stock - authorized 75,000,000 shares;
     $.0001 par value, 17,823,619 shares issued
     and outstanding                                                       2                 --
   Additional paid-in capital                                        293,359                 --
   Former parent capital                                                  --            197,598
   Deficit accumulated during the development stage                  (67,103)           (36,175)
   Accumulated other comprehensive income (loss)                      (2,514)            (2,352)
                                                                   ---------          ---------
     Total stockholders' equity                                      223,744            159,071
                                                                   ---------          ---------
     Total liabilities and stockholders' equity                    $ 265,209          $ 173,860
                                                                   =========          =========


                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNDAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED            SIX MONTHS ENDED          FOR THE PERIOD
                                              FEBRUARY 28,                FEBRUARY 28,           SEPTEMBER 1, 1995
                                      ---------------------------   ---------------------------   (INCEPTION) TO
                                          1999           1998           1999          1998       FEBRUARY 28, 1999
                                      ------------   ------------   ------------   ------------  -----------------
Equity in net loss of unconsolidated
   wireless operating companies       $    (18,301)  $     (2,013)  $    (25,845)  $     (2,980)   $    (37,218)
General and administrative expenses         (4,185)        (1,432)        (8,549)        (2,169)        (34,194)
Interest income                              3,853             --          5,379             --           6,222
Interest expense                              (862)            --         (1,913)            --          (1,913)
                                      ------------   ------------   ------------   ------------    ------------
   Net loss                           $    (19,495)  $     (3,445)  $    (30,928)  $     (5,149)   $    (67,103)
                                      ============   ============   ============   ============    ============

Net loss per common share             $      (1.10)                 $      (1.75)
                                      ============                  ============

Weighted average common shares
   outstanding                          17,770,465                    17,717,486
                                      ============                  ============

                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED               FOR THE PERIOD
                                                                                        FEBRUARY 28,               SEPTEMBER 1, 1995
                                                                                ----------------------------        (INCEPTION) TO
                                                                                  1999               1998          FEBRUARY 28, 1999
                                                                                ---------          ---------       -----------------
Operating activities:
  Net loss                                                                      $ (30,928)         $  (5,149)         $ (67,103)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                                  265                 --                265
       Equity in net loss of unconsolidated wireless
         operating companies                                                       25,845              2,980             37,218
       Interest accrued to loans - net                                             (2,916)                --             (3,759)
       Changes in assets and liabilities:
         Other assets                                                              (4,677)                --             (4,677)
         Accounts payable and accrued liabilities                                  (1,767)                --              4,022
         Other liabilities                                                            606                 --                606
                                                                                ---------          ---------          ---------
Net cash used in operating activities                                             (13,572)            (2,169)           (33,428)
                                                                                =========          =========          =========
Investing activities:
  Purchase of property and equipment                                               (2,950)                --             (2,950)
  Investments in unconsolidated wireless
    operating companies                                                           (75,627)            (3,835)          (191,071)
  Loans to unconsolidated wireless
    operating companies                                                           (17,925)              (480)           (82,385)
  Loan receivable to related party                                                (17,500)                --            (17,500)
  Repayment of loan receivable from related party                                  17,500                 --             17,500
  Acquisition of consolidated wireless
    operating company                                                                  --                 --               (564)
  Purchase of wireless communication licenses                                        (689)                --             (6,963)
                                                                                ---------          ---------          ---------
Net cash used in investing activities                                             (97,191)            (4,315)          (283,933)
                                                                                =========          =========          =========
Financing activities:
  Proceeds from bank loans                                                          6,720                 --             15,720
  Borrowings under credit facility                                                 31,888                 --             31,888
  Repayment of borrowings under credit facility                                   (17,500)                --            (17,500)
  Exercise of stock options                                                           459                 --                459
  Former parent's investment                                                       95,268              6,484            292,866
                                                                                ---------          ---------          ---------
Net cash provided by  financing activities                                        116,835              6,484            323,433
                                                                                ---------          ---------          ---------
Net increase in cash and cash equivalents                                           6,072                 --              6,072
Cash and cash equivalents at beginning of period                                       --                 --                 --
                                                                                ---------          ---------          ---------
Cash and cash equivalents at end of period                                      $   6,072          $      --          $   6,072
                                                                                =========          =========          =========

Supplemental disclosure of non-cash investing and financing activities:
   Loans to unconsolidated wireless operating
    company converted to equity investment                                      $  28,196                 --          $  28,196
   Deferred charge for credit facility fee due on
     long-term debt                                                             $   5,300                 --          $   5,300

                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                                                          COMPREHENSIVE
                                                  COMMON                                   DEFICIT ACCUM-   INCOME (LOSS),
                                                  STOCK           ADDITIONAL   COMBINED    ULATED DURING     CUMULATIVE
                                          ----------------------   PAID-IN     CAPITAL     THE DEVELOPMENT  TRANSLATION
                                            SHARES      AMOUNT     CAPITAL     ACCOUNTS        STAGE         ADJUSTMENT     TOTALS
                                          ----------  ----------  ----------  ----------   --------------   ------------  ----------
Balance at September 1, 1995                      --  $       --  $       --  $       --  $           --   $         --  $       --
  (inception)
  Transfers from former parent                    --          --          --         285              --             --         285
  Net loss                                        --          --          --          --            (396)            --        (396)
                                          ----------  ----------  ----------  ----------  --------------   ------------  ----------
Balance at August 31, 1996                        --          --          --         285            (396)            --        (111)
  Transfer from former parent                     --          --          --      47,193              --             --      47,193
  Net loss                                        --          --          --          --          (1,154)            --      (1,154)
  Cumulative translation adjustment               --          --          --          --              --             60          60
                                          ----------  ----------  ----------  ----------  --------------   ------------  ----------
Balance at August 31, 1997                        --          --          --      47,478          (1,550)            60      45,988
  Transfers from former parent                    --          --          --     150,120              --             --     150,120
  Net loss                                        --          --          --          --         (34,625)            --     (34,625)
  Cumulative translation adjustment               --          --          --          --              --         (2,412)     (2,412)
                                          ----------  ----------  ----------  ----------  --------------   ------------  ----------
Balance at August 31, 1998                        --          --          --     197,598         (36,175)        (2,352)    159,071
September 1, 1998 to February 28, 1999
   (Unaudited):                                   --
  Transfers from former parent                    --          --          --      95,268              --             --      95,268
  Net assets distributed by former
    parent                                17,647,685           2     292,864    (292,866)             --             --          --
  Exercise of stock options                  175,934          --         495          --              --             --         495
  Net loss                                        --          --          --          --         (30,928)            --     (30,928)
  Cumulative translation adjustment               --          --          --          --              --           (162)       (162)
                                          ----------  ----------  ----------  ----------  --------------   ------------  ----------
Balance at February 28, 1999(Unaudited):  17,823,619  $        2  $  293,359  $       --  $      (67,103)  $     (2,514) $  223,744
                                          ==========  ==========  ==========  ==========  ==============   ============  ==========

                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

    On June 24, 1998, QUALCOMM Incorporated ("QUALCOMM") created a wholly owned subsidiary, Leap Wireless International, Inc. (the "Company" or "Leap"), a Delaware corporation. On September 23, 1998 (the "Distribution Date"), QUALCOMM distributed all of the outstanding shares of common stock of the Company to QUALCOMM's stockholders as a taxable dividend (the "Distribution"). In connection with the Distribution, one share of the Company's common stock was issued to every four shares of QUALCOMM common stock outstanding on September 11, 1998. Following the Distribution, QUALCOMM and the Company are operating as independent companies.

    The Company's business strategy is to operate, manage, support and otherwise participate in Code Division Multiple Access ("CDMA") based wireless telecommunications businesses and ventures in emerging international markets and in the United States. Initially, the Company's principal markets for its intended activities are in Latin America, Eastern Europe, Asia-Pacific and the United States.

The Distribution

     In connection with the Distribution, QUALCOMM transferred to the Company its equity interests in the following domestic and international emerging terrestrial based wireless telecommunications operating companies: Pegaso Telecomunicaciones, S.A. de C.V. (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. (Chile), Chase Telecommunications Holdings, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development stage businesses (the "Leap Wireless Operating Companies"). QUALCOMM and the Company also agreed that, if certain events occur within 18 months after the Distribution, QUALCOMM will transfer to the Company its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine. To date, these conditions have not been satisfied. In connection with the Distribution, QUALCOMM also transferred to the Company cash and certain indebtedness of the Leap Wireless Operating Companies owed to QUALCOMM, as well as certain miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by QUALCOMM to the Company in connection with the Distribution was $250 million.

    The Company has agreed to assume certain of QUALCOMM's obligations to manage operations of and finance costs relating to ongoing build-outs of the wireless telecommunications systems being deployed by the Leap Wireless Operating Companies, as well as certain miscellaneous liabilities.

Basis of Presentation

    The accompanying interim consolidated financial statements have been prepared by Leap without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations, of cash flows and of stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements, and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments in the Leap Wireless Operating Companies

    Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses and cumulative translation adjustments of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company's investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company's equity in the net assets of the investee. For those unconsolidated subsidiaries where Leap and its wholly owned subsidiaries are the only contributors of assets, equity in net losses of unconsolidated wireless operating companies includes 100% of the losses of the equity investee. To accommodate the different fiscal periods of the Company and the unconsolidated Leap Wireless Operating Companies, the Company has extended the lag for recognition of the Company's share of net earnings or losses of such investments from one month to two months. The effect of this change on previously reported amounts was not considered material for restatement.

Net Loss Per Common Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which the Company has adopted to compute the net loss per common share amount for the three and six months ended February 28, 1999. Historical net loss per share for the three and six months ended February 28, 1998 is not presented since the Company did not exist during those periods.

    The net loss per common share for the three and six months ended February 28, 1999 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 17,770,465 and 17,717,486, respectively. The weighted average number of common shares outstanding assumes that the shares issued at Distribution were outstanding for the portion of the period prior to the Distribution. Stock options for 6,205,029 common shares, the conversion of QUALCOMM's Trust Convertible Preferred Securities which are convertible into 2,271,060 shares of the Company's Common Stock, and the exercise of a warrant issued to QUALCOMM for 5,500,000 shares of the Company's Common Stock have not been considered in calculating net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share is the same.

NOTE 2.  REPORTING COMPREHENSIVE INCOME

    Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". This statement requires the Company to report in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components. The adoption of FAS 130 had no impact on the Company's results of operations or financial position. In accordance with FAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholder's equity. Prior period financial statements have been reclassified to conform to the requirements of FAS 130.

    Comprehensive income (loss) consisted of the following (in thousands):


                                         THREE MONTHS ENDED         SIX MONTHS ENDED      FOR THE PERIOD
                                            FEBRUARY 28,              FEBRUARY 28,       SEPTEMBER 1, 1995
                                       ---------------------     ---------------------    (INCEPTION) TO
                                         1999         1998         1999         1998     FEBRUARY 28, 1999
                                       --------     --------     --------     --------   -----------------
Net loss                               $(19,495)    $ (3,445)    $(30,928)    $ (5,149)     $(67,103)
Other comprehensive  income (loss):
  Cumulative translation adjustment         425           --         (162)          --        (2,514)
                                       --------     --------     --------     --------      --------
Comprehensive loss                     $(19,070)    $ (3,445)    $(31,090)    $ (5,149)     $(69,617)
                                       ========     ========     ========     ========      ========


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


                                                 FEBRUARY 28,           AUGUST 31,
                                                    1999                  1998
                                                 ------------           ----------
Investments at equity                             $177,209              $ 97,719
Investment at cost                                   4,000                 4,000
                                                  --------              --------
                                                  $181,209              $101,719
                                                  ========              ========

                                                             PERCENTAGE OF OWNERSHIP
                                                            -------------------------
                                                            FEBRUARY 28,   AUGUST 31,
                                                               1999         1998
                                                            ------------   ----------
COST INVESTMENT
   Chase Telecommunications Holdings, Inc. (US)                  7.2%        7.2%
EQUITY INVESTMENTS
   Chilesat Telefonia Personal, S.A. (Chile)                     50%         50%
   Pegaso Telecomunicaciones, S.A. de C.V. (Mexico)              33%         49%
   Metrosvyaz Limited (Russia)                                   50%         50%
   Orrengrove Investments Limited (Russia)                       50%         50%

    Condensed combined financial information for the Leap Wireless Operating Companies accounted for the investments under the equity method is summarized as follows (in thousands):

                                                       February 28,        August 31,
                                                           1999               1998
                                                       ------------        ---------
Current assets                                          $ 106,518          $  73,250
Non-current assets                                        532,973            182,328
Current liabilities                                      (195,917)           (93,064)
Non-current liabilities                                   (97,216)           (61,055)
                                                        ---------          ---------
  Total stockholders' capital                             346,358            101,459
Other stockholders' share of capital                      188,611             25,307
                                                        ---------          ---------
Company's share of capital                                157,747             76,152
Excess cost of investment                                  19,462             21,567
                                                        ---------          ---------
  Equity investments in unconsolidated wireless
     operating companies                                $ 177,209          $  97,719
                                                        =========          =========


                                                      Three Months Ended                  Six Months Ended
                                                          February 28,                       February 28,
                                                  --------------------------          --------------------------
                                                    1999              1998              1999              1998
                                                  --------          --------          --------          --------
Revenues                                          $  1,076          $     --          $  1,284          $     --
                                                  ========          ========          ========          ========

Operating expenses                                 (36,197)           (3,647)          (45,907)           (5,775)
Other income (expense), net                          1,926               883            (1,313)            1,607
Foreign exchange loss                               (4,450)               --            (4,024)               --
                                                  --------          --------          --------          --------
  Net loss                                         (38,721)           (2,764)          (51,244)           (4,168)
Other stockholders' share of net loss              (20,486)             (751)          (25,709)           (1,188)
                                                  --------          --------          --------          --------
Company's share of net loss                        (18,235)           (2,013)          (25,535)           (2,980)
Amortization of excess cost of investment              (66)               --              (310)
                                                  --------          --------          --------          --------
  Equity in net loss of unconsolidated
    wireless operating companies                  $(18,301)         $ (2,013)         $(25,845)         $ (2,980)
                                                  ========          ========          ========          ========


    As of February 28, 1999, the Leap Wireless Operating Companies had not commenced significant commercial revenue generating operations.

Chase Telecommunications Holdings, Inc.

    In June 1998, the Company agreed to provide a $25 million working capital facility to Chase Telecommunications Holdings, Inc. ("Chase"). Borrowings under the facility are subject to interest at prime plus 4.5% and are to be repaid by June 2006. Borrowings are collateralized by substantially all of the assets of Chase. At February 28, 1999, borrowings under the facility totaled $24.5 million, including $1.4 million of accrued interest. In December 1998, the Company agreed to purchase substantially all the assets of Chase for $6.3 million; a warrant to purchase 1% of the common stock in a wholly-owned subsidiary of the Company exercisable at $1.0 million; the Company's existing stock ownership and warrants to purchase stock in Chase; and certain contingent earn-outs. This acquisition involves the transfer of licenses, which is subject to approval by the Federal Communications Commission ("FCC"), therefore, the final closing of the transaction will not occur unless approval by the FCC is obtained.

Chilesat Telefonia Personal, S.A.

    The Company has a 50% ownership interest in a privately held corporate joint venture, Chilesat Telefonia Personal, S.A. ("Chilesat PCS"), a development stage company. The Company holds it shares in Chilesat PCS via a wholly owned subsidiary, Inversiones Leap Chile, S.A. ("Inversiones"), formerly named Inversiones QUALCOMM Chile, S.A. The remaining 50% ownership interest represented by voting commons shares is owned by Telex-Chile, S.A. and its subsidiary Chilesat, S.A. (together "Telex-Chile"). The Company recorded $4.9 million and $8.3 million in equity losses resulting from this investment during the three and six months ended February 28, 1999, respectively and $35,000 and ($53,000) in equity losses during the three and six months ended February 28, 1998, respectively.

    In June 1998, the Company and Inversiones entered into agreements with Chilesat PCS to provide $35 million in short-term loans, convertible into common equity if not repaid on or before January 31, 1999. If converted, the Company and Inversiones Leap would hold voting shares of approximately 65% of Chilesat PCS. At February 28, 1999, borrowings under the loans to Chilesat PCS remained unpaid and totaled $37.4 million, including $2.4 million of accrued interest.

In February 1999, the Company and Inversiones communicated to Chilesat PCS that it had incurred an event of default as a result of its failure to repay the loans and of noncompliance with certain loan covenants. The Company and Inversiones have the option to convert this debt into common equity or to pursue payment through other means. Based on these events of default the loan has been reclassified to non-current at February 28, 1999. See Note 9.

Pegaso Telecomunicaciones, S.A. de C.V.

    The Company, through a wholly-owned subsidiary, QUALCOMM PCS Mexico, Inc., had a 49% ownership interest in a development stage company, Pegaso Telecomunicaciones, S.A. de C.V. ("PEGASO"), a Mexican corporation. During fiscal 1998, the Company advanced a portion of PEGASO's start-up working capital requirements and provided a loan of $27.4 million to PEGASO. The purpose of the loan was to fund a portion of the first PCS license payment. Interest on the loan accrued at a rate of 10% and was added to the principal amount of the loan outstanding. In September 1998, the Company provided $60.7 million of funding and converted its advances and loan, with accrued interest, into common stock of PEGASO. The Company's total investment in PEGASO after these transactions was $100 million. On the same date, other investors also subscribed for and purchased common stock of PEGASO such that, after these transactions, the total par value of the common equity of PEGASO was $300 million. As a result, the Company's ownership interest in PEGASO was diluted from 49% to 33%. Start-up expenses incurred by PEGASO resulted in the Company recording $8.1 million and $8.8 million in equity losses during the three and six months ended February 28, 1999, respectively and $0.7 million and $1.2 million in equity losses during the three and six months ended February 28, 1998, respectively.

QUALCOMM Telecommunications Ltd., Cayman Islands

    The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Cayman"), a Cayman Islands corporation. QUALCOMMTel Cayman has a 50% interest in Metrosvyaz Limited ("Metrosvyaz"). The Company has agreed to provide a $72.5 million loan facility to Metrosvyaz to support its business plan and working capital needs. The $72.5 million loan facility was assumed by the Company from QUALCOMM [at the Distribution Date] and forms part of a $175 million loan facility provided by QUALCOMM to Metrosvyaz in February 1998. The Company has pledged its interest in Metrosvyaz as security for QUALCOMM's loan facility. Borrowings under the facility are subject to interest at 13% and are due in August 2007. Interest will be payable semi-annually beginning August 2000 and, prior to such time, added to the principal amount outstanding. At February 28, 1998, borrowings under the facility totaled $23.1 million, including $1.0 million of accrued interest, with a remaining loan commitment of $50.4 million. As a result of start-up expenses incurred by Metrosvyaz, the Company recorded $3.7 million and $6.2 million in equity losses during the three and six months ended February 28, 1999, respectively and $0.6 million and $1.1 million in equity losses during the three and six months ended February 28, 1998, respectively.

QUALCOMM Telecommunications Ltd., Isle of Man

    The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Isle of Man"), an Isle of Man corporation. QUALCOMMTel Isle of Man holds a 50% investment in Orrengrove Investments Limited ("Orrengrove").

    In August 1998, Orrengrove acquired a 60% interest in Transworld Telecommunications, Inc., Transworld Communications Services, Inc., and Transworld Communications (Bermuda), Ltd. (the "Transworld Companies"). As a result of start-up expenses incurred by the Transworld Companies, the Company recorded $1.6 million and $2.5 million in equity losses resulting from its investment during the three and six months ended February 28, 1999, respectively. See Note 9.

NOTE 4. INVESTMENTS IN OTHER ENTITIES AND ASSETS

    The Company, through a wholly owned subsidiary, OzPhone Pty Limited ("OzPhone"), an Australian company, has several wireless communication licenses in Australia. At February 28, 1999 the total cost of the licenses were $6.3 million.

    In October 1998, the Company agreed to purchase a telecommunications license from AirGate Wireless, L.L.C. for $19.5 million, paying an escrow deposit of $0.6 million. The purchase is subject to approval of the FCC.

NOTE 5. LOANS PAYABLE

    In July 1998 and between September and November 1998, Inversiones borrowed $15.7 million under notes payable to banks in Chile. In February 1999, Inversiones was granted a one year extension for the payment of the loans. The renewed loans of $9.0 million and $6.7 million, along with capitalized interest and fees, bear interest at rates of 8.1% and 8.5% per annum, respectively, and are due to be repaid in February 2000.

NOTE 6. LONG-TERM DEBT

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

    In September 1998, the Company borrowed $5.3 million under the working capital sub-facility to pay QUALCOMM a 2% facility fee. At February 28, 1999, $14.4 million under the investment capital sub-facility has been borrowed to make further loans to the Leap Wireless Operating Companies.

    Amounts borrowed under the Credit Facility will be due and payable approximately eight years following the Distribution Date. QUALCOMM has a first priority security interest in, subject to some exceptions, substantially all of the assets of the Company for so long as any amounts are outstanding under the Credit Facility. The Credit Facility requires the Company to meet certain financial and operating covenants. Amounts borrowed under the Credit Facility bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest will be payable quarterly beginning September 30, 2001 and, prior to such time, accrued interest shall be added to the principal amount outstanding. At February 28, 1999, $0.9 million of capitalized and accrued interest had been added to the facility. See Note 9.

NOTE 7. COMMITMENTS

    The Company has made guarantees and commitments to invest additional equity and working capital into certain of the Leap Wireless Operating Companies. As of February 28, 1999, these commitments totaled approximately $50.4 million. The Company expects to fund its commitments with borrowings under the Credit Facility.

NOTE 8. STOCKHOLDER RIGHTS PLAN

    On September 9, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a "Right") for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $90 (subject to adjustment). The Rights are exercisable only if a person or group (an "Acquiring Person"), other than QUALCOMM with respect to its exercise of the warrant granted to it in connection with the Distribution, acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person, will have the right (subject to termination) to receive the Company's common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right.

    In conjunction with the distribution of the Rights, the Company's Board of Directors designated 75,000 shares of preferred stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At February 28, 1999, no shares of preferred stock were outstanding.

NOTE 9.  SUBSEQUENT EVENTS

    In connection with the Distribution, the Company issued to QUALCOMM a warrant to purchase approximately 17.5% of the Company's common stock. In March 1999, for cash consideration of $3 million, QUALCOMM agreed to forego the right to acquire 1 million of the Company's common shares, such that QUALCOMM will not hold more than 15% of the Company's common stock in the event that the remainder of the warrant were fully exercised. The Company borrowed $3 million under the Credit Facility to make the payment.

    In March 1999, the Company borrowed $20 million under the investment capital sub-facility of the Credit Facility to submit a deposit payment for bidding in the federal government's re-auction of broadband PCS spectrum.

    The Transworld Companies, partially owned subsidiaries of Orrengrove, obtained through a number of agreements the rights to utilize the capacity on certain Russian satellites in order to provide commercial long-distance voice, video and data services to the Russian Federation and the countries of the former East Bloc. On April 5, 1999, the Transworld Companies were notified by Mercury Telesat ("Mercury"), provider of the satellite capacity, that the initial satellite launched under the agreements, Loutch II- Flight 1, had experienced a thermal-related performance problem. The satellite's prognosis at this time does not indicate that its operational status will be restored. Although Mercury has guaranteed the satellite's performance, the outcome at this time remains uncertain. The Transworld Companies have already identified and put into operation a short-term terrestrial transmission solution; long-term alternative transmission sources are being explored.

     On April 13, 1999, the Company announced that it had agreed to increase its ownership interest in Chilesat PCS from 50% to 100%. The Company's Chilean subsidiary will purchase 50% of Chilesat PCS from Telex-Chile for $28 million and the issuance by Chilesat PCS of a non-interest bearing $22 million note payable in three years. The purchase agreement is subject to certain conditions including the consent of the creditors of Telex-Chile.

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

PRESENTATION

   Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the financial position, results of operations, cash flows and changes in stockholders' equity of the business that was transferred to the Company by QUALCOMM Incorporated ("QUALCOMM") on September 23, 1998 as if the Company were a separate entity for all periods discussed. In addition, the results of the Company's unconsolidated operating companies have been included as of and for the three months ended December 31, 1998, a two-month lag.

OVERVIEW AND SIGNIFICANT DEVELOPMENTS

   Leap Wireless International, Inc. (the "Company" or "Leap") is a wireless communications carrier that owns, operates and deploys CDMA telecommunications networks in domestic and international markets with strong growth potential. Through its operating companies, Leap has launched all digital wireless networks in Chile, Mexico and the United States, and plans to offer service in Russia and Australia. Upon completion of the Company's pending U.S. asset acquisitions, the Company will have interests in existing and planned telecommunications systems covering 162 million potential customers, of which Leap's equity share will be approximately 62 million. The Company is also seeking to acquire additional C-block spectrum by bidding in the federal government's re-auction of broadband PCS spectrum which began on March 23, 1999.

   Domestic and international telecommunications markets are expanding rapidly as countries seek to increase teledensity (i.e., the number of telephone lines as a percentage of the population) and to increase competition among carriers. Increased demand, decreased government regulation, and new spectrum auctions have created opportunities for new providers to capture market share. Leap believes that wireless is the cheapest and fastest way to increase teledensity in regions not yet connected by copper telephone lines, and that the Company possesses the expertise to oversee and manage the entry of new wireless operating companies into these competitive markets.

Leap's strategy includes identifying and investing in growth markets with local partners who provide familiarity with the market and an ability to facilitate deployment. For each of its ventures in which it holds a significant position, Leap is actively involved in the management of the networks, combining its expertise in international markets with its wireless technical expertise in CDMA. Leap is committed to bringing the benefits of reliable, cost-effective, and high-quality voice and data services to its operating company customers.

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

   In the second quarter of fiscal 1999, Leap's Mexican operating company, Pegaso, launched commercial operations in Tijuana, the first of four cities in which it expects to begin offering wireless service in 1999. In addition, Pegaso and Sprint PCS signed a roaming agreement during the second quarter of fiscal 1999 that will enable Pegaso's customers to use Sprint PCS's nationwide wireless network in the United States. Under the agreement, Sprint PCS customers will also be able to roam on Pegaso's network in Mexico.

   On March 1, 1999, shortly after the end of the second quarter, Leap and Chase Telecommunications, Inc., a company that Leap agreed to acquire in January 1999 ("ChaseTel"), launched Leap's concept of providing flat-rate local area service targeted at the mass consumer market. The service, called "comfortable wireless" and marketed under the name "Cricket", was introduced in Chattanooga, Tennessee using ChaseTel's existing infrastructure. Cricket provides customers with a simple and affordable wireless communication option by allowing them to make unlimited local calls for a flat rate. Leap and ChaseTel launched the service under an agreement that stipulates that ChaseTel's management will control the business until Leap's proposed acquisition of ChaseTel receives all necessary governmental approvals and is completed.

   Leap currently owns 7.2% of Chase Telecommunications Holdings, Inc., the parent of ChaseTel. ChaseTel began offering wireless service in Chattanooga in October 1998. On February 1, 1999, in anticipation of the launch of Cricket, ChaseTel ceased selling conventional wireless service to new subscribers. ChaseTel had approximately 4,900 subscribers at that time.

   As of February 28, 1999, the end of the second quarter, approximately 32,000 subscribers were using wireless services provided by ChaseTel and Chilesat Telefonia Personal S.A. ("Chilesat PCS"), Leap's operating company in Chile. Subscriber numbers do not include Pegaso which launched commercial service on February 25, 1999. Leap's equity share of these 32,000 subscribers was approximately 13,500 subscribers.

   On April 13, 1999, the Company announced that it had agreed to increase its ownership interest in Chilesat PCS from 50% to 100%. The Company's Chilean subsidiary has agreed to purchase 50% of Chilesat PCS from Telex-Chile, a Chilean telecommunications company, and its affiliate, Chilesat S.A., for $28 million and the issuance by Chilesat PCS of a non-interest bearing $22 million note payable in three years. Although the purchase agreement is subject to certain conditions, including the consent of the creditors of Telex-Chile and Chilesat S.A., the Company expects to complete the purchase within the near future.

   Subsequent to the end of the second quarter, QUALCOMM announced that it had agreed to sell its CDMA wireless infrastructure division to Ericsson. QUALCOMM's infrastructure division is the primary supplier of network infrastructure equipment to Leap and the Leap Wireless Operating Companies. The Company is uncertain how the sale may affect Leap and the Leap Wireless Operating Companies, but the Company does not currently expect that the sale will have a material effect on the existing financing commitments or supply agreements between the Company and QUALCOMM. The Company understands that Ericsson will assume many of QUALCOMM's obligations under such commitments and agreements.

As previously reported, the Company has agreed to acquire spectrum in North and South Carolina from AirGate Wireless, L.L.C. and has agreed to acquire ChaseTel, including its spectrum licenses, from Chase Telecommunications Holdings, Inc., in each case subject to Federal Communications Commission ("FCC") approval of such acquisitions. The Company's application to the FCC to acquire the AirGate spectrum has been opposed on the grounds that the Company does not qualify as a "designated entity", a designation which entitles small businesses to preferential pricing and payment terms when acquiring spectrum in the C and F blocks. During the second quarter, the Company attended public hearings before the FCC and answered questions concerning the proposed acquisitions and the Company's status as a "designated entity." The Company believes that it qualifies as a "designated entity" and that it meets all FCC requirements to obtain approval for the proposed asset acquisitions, however, the FCC has not yet rendered a decision with respect to these matters. If the FCC ultimately determines that the Company is not a "designated entity" the Company does not expect to complete either of the two pending asset acquisitions and the Company will not be permitted to complete the purchase of any C block spectrum it would otherwise be entitled to purchase as a result of the federal government's re-auction of broadband PCS spectrum.

   In March 1999, Leap agreed to pay QUALCOMM $3,000,000 to amend QUALCOMM's existing warrant to acquire Leap common stock by reducing the number of shares for which the warrant is exercisable from 5,500,000 shares to 4,500,000 shares. Leap believes that it paid a fair value for this amendment to the warrant. In addition, Leap believes that this amendment will strengthen Leap's position that it is a "designated entity" under FCC regulations by reducing QUALCOMM's potential ownership interest in the Company.

   Start-up wireless telecommunications companies typically require substantial capital expenditures for the construction of their networks, license fees and license acquisition costs. These costs are generally capitalized. In addition, such companies typically incur significant marketing and other expenses as they begin commercial operations. Accordingly, as the Leap Wireless Operating Companies continue to build-out their networks, expand their operations, and amortize their capitalized start-up costs, their net operating losses and Leap's proportionate share of such losses will grow.

RESULTS OF OPERATIONS

    The Company's consolidated net loss during the three and six month periods ended February 28, 1999 was $19.5 million and $30.9 million, respectively, compared to a net loss of $3.4 million and $5.1 million in the corresponding periods of the prior fiscal year. The increases were primarily the result of substantial start-up costs associated with the Company's international subsidiaries.

    Equity in net loss of unconsolidated wireless operating companies during the three and six month periods ended February 28, 1999 was $18.3 million and $25.8 million, respectively, compared to $2.0 million and $3.0 million in the corresponding periods of the prior fiscal year. The significant increases in the Company's share in the net loss of unconsolidated wireless operating companies were primarily related to increased network development and the significant investment undertaken preparing to launch network service by the Company's operating companies, primarily in the Company's subsidiary in Mexico.

    General and administrative expenses were $4.2 million and $8.5 million for the three and six month periods ended February 28, 1999, respectively, compared to $1.4 million and $2.2 million in the corresponding periods of the prior fiscal year. The increase is attributed primarily to increased Company staffing and business development activity related to creating a wireless operating company in the United States. The Company expects that general and administrative expenses will continue to increase and that the amounts presented will not be indicative of future periods due to the pending acquisition and consolidation of ChaseTel. The Company also expects that it will continue to add to its managerial resources as it expands its involvement in wireless projects in the United States and various other parts of the world.

    Interest income for the three and six month periods ended February 28, 1999 was $3.9 million and $5.4 million, respectively, primarily from the Company's loans to the Leap Wireless Operating Companies. Interest expense was $0.9 million and $1.9 million for the three and six month periods ended February 28, 1999, respectively, due to borrowings from banks and under the credit facility with QUALCOMM. There was no interest income or expense during the corresponding periods of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

   The Company expects to have significant future capital requirements over the next several years in relation to existing operations, current development projects and additional new projects. The Company's only current sources of liquidity are $6.1 million of cash and cash equivalents and its $265 million credit facility with QUALCOMM which contains a $35.2 million sub-facility to fund working capital and operating expenses of the Company and a $229.8 million sub-facility to fund specified portfolio investments by the Company. The Company's obligations under the credit facility are secured by substantially all of the assets of the Company. As of February 28, 1999, the Company had $245.3 million available to it under this credit facility. The Company expects to meet its cash requirements for existing operations and for further investments in its development projects through fiscal 1999 from available cash balances and borrowings under its credit facility.

   The Company expects that it will have reached its borrowing limit under its credit facility at or about the end of 1999, at which point the Company expects to be highly leveraged.

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

OPERATING ACTIVITIES

    In the first six months of fiscal 1999, $13.6 million in cash was used in operating activities, compared to $2.2 million used in operating activities in the corresponding period of the prior fiscal year. Cash used by operating activities in the first six months of fiscal 1999 includes $5.1 million of net working capital requirements in addition to $8.5 million of net cash flow used by operations. The use of cash for net working capital requirements primarily consisted of cash used by QUALCOMM as liabilities were paid and receivables created prior to the Distribution. The Company expects that cash used in operating activities will increase further as the Company continues to expand its project development efforts on existing and new project opportunities. In addition, the Company expects that cash used in operating activities will increase substantially in the future as a result of the Company's acquisition of Chilesat PCS, its pending acquisition of ChaseTel and other Company activities related to its strategy of providing a flat rate wireless local area telephone service.

INVESTING ACTIVITIES

    Cash used in investing activities was $97.2 million in the first six months of fiscal 1999, compared to $4.3 million in the same period of fiscal 1998. Significant investments in the first six months of fiscal 1999 consisted of a $60.7 million capital contribution to Pegaso which was made before Leap began to operate as an independent company, and loans and advances of $32.8 million to Leap Wireless Operating Companies. The Company and its wholly owned subsidiaries expect to continue making significant investments and loans to the Leap Wireless Operating Companies and investments in capital assets, including wireless network equipment, throughout fiscal 1999. Investment activity in the corresponding period in fiscal 1998 consisted of start-up expenses advanced to Leap Wireless Operating Companies in Mexico and Russia.

As previously reported, the Company has agreed to purchase a 10 MHz F block telecommunications license from AirGate Wireless, L.L.C. for $19.5 million and to purchase substantially all the assets of

ChaseTel Holdings, the owner of ChaseTel, a wireless service provider with 15MHz C block licenses in Tennessee. The purchase price for the assets is $6.3 million; a warrant to purchase 1% of the Company subsidiary that will operate a wireless communications network in the territories covered by the ChaseTel licenses, exercisable for an aggregated payment of $1.0 million; the Company's existing stock and warrants to purchase stock in ChaseTel Holdings; and the right to received additional compensation based upon the performance of the business operating under the ChaseTel licenses during the Company's fifth full fiscal year after the closing of the acquisition. ChaseTel has approximately $100 million of debt, including a low-interest loan of approximately $80 million from the FCC, with principal payments deferred until 2002. This low-interest, deferred payment FCC loan reduces ChaseTel's operating costs and improves its cash flow from levels that would otherwise exist. In each case, the transfer of the licenses to the Company is subject to the approval of the FCC as previously discussed.

    In March 1999, subsequent to the end of the quarter, the Company submitted a $20 million deposit for bidding in the federal government re-auction of C, D, E and F block broadband PCS spectrum. The Company has been conditionally approved to bid but awaits FCC approval to complete the purchase of any such spectrum.

FINANCING ACTIVITIES

    Cash provided by financing activities during the first six months of fiscal 1999 was $116.8 million, representing $95.3 million of funding from QUALCOMM for Company operations and investing activities prior to the Distribution and $21.1 million of net borrowings. Cash provided by financing activities during the first six months of fiscal 1998 was $6.5 million, representing QUALCOMM's funding of the Company operations and investing activities in this period.

    In the first quarter of fiscal 1999, the Company loaned $17.5 million to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 96%-owned by Mr. Alejandro Burillo Azcarraga, a member of the Company's Board of Directors. The purpose of the loan was to facilitate investment by Pegaso Comunicaciones y Servicios, S.A. de C.V. in Pegaso, the joint venture in which the Company has an interest, and to ensure that the investors in Pegaso made all capital contributions to Pegaso that were required for the acquisition of Mexican telecommunications licenses in September 1998. The loan accrued interest at a rate of 13% per annum, was guaranteed by Mr. Burillo, and was secured by a pledge of all of the shares of Pegaso Comunicaciones y Servicios, S.A. de C.V. and Mr. Burillo's interest in an unrelated joint venture with QUALCOMM. As scheduled, the first principal installment of $7.5 million, plus accrued interest, was repaid in the first quarter of fiscal 1999, and the second and final principal installment of $10 million, plus accrued interest, was repaid in the second quarter of fiscal 1999.

    In connection with the Distribution, the Company issued to QUALCOMM a warrant to purchase approximately 17.5% of the Company's common stock. In March 1999, for cash consideration of $3 million, QUALCOMM agreed to forego the right to acquire 1 million of the Company's common shares, such that QUALCOMM will not hold more than 15% of the Company's common stock in the event that the remainder of the warrant were fully exercised. The Company borrowed $3 million under the Credit Facility to make the payment.

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

   The Company's credit facility provides it with sufficient liquidity to contribute the approximately $50.4 million of financing it is contractually bound to provide the Leap Wireless Operating Companies as of February 28, 1999. The business plans of these companies, however, call for substantial additional financing to build-out and operate their planned networks. The Leap Wireless Operating Companies are generally seeking new equity and/or debt from existing investors, equipment vendors and third parties, and the Company has been assisting them in their efforts. At this time, however, capital markets have been constrained because of uncertain worldwide economic conditions, and it is difficult for development stage companies in emerging markets to raise additional capital. As a result, the Company cannot provide assurances that the Leap Wireless Operating Companies will be able to obtain the required additional financing. Further, the failure of any such Leap Wireless Operating Company to gain required new financing could have a material adverse effect on such company and, as a result, a material adverse effect on the Company.

   After the end of the second quarter of fiscal 1999, the Company entered into a substitute loan agreement to provide $72.5 million of working capital to Metrosvyaz. As previously contemplated, the amount available to Metrosvyaz under its credit agreement with QUALCOMM was simultaneously reduced by $72.5 million to $102.5 million, making a combined total of $175 million available to Metrosvyaz from QUALCOMM and the Company. The Company intends to fund its loan to Metrosvyaz, which is subordinated to QUALCOMM's loan to Metrosvyaz, through borrowings under the Company's $265 million credit facility with QUALCOMM.

   In response to restricted capital markets and economic difficulties in Russia, Metrosvyaz reduced the capacity of the networks it planned to construct or procure in 1999. Petrosvyaz, a Metrosvyaz joint venture in St. Petersburg, expects to launch commercial service in April 1999. Metrosvyaz expects to launch commercial operations in several additional Russian cities through joint ventures in the following months. The Company expects that the $175 million available to Metrosvyaz under its current QUALCOMM credit facility and Company credit facility will provide Metrosvyaz with sufficient liquidity to fund its deployment and operations through the end of 1999.

   In March 1999, subsequent to the end of the second quarter, Pegaso announced that it had obtained a commitment for a $100 million working capital facility. The commitment is subject to conditions typical of financial arrangements of this type and size, including the negotiation and execution of definitive documentation. The Company expects that the transaction will be completed and, upon completion, to finance Pegaso's capital and operating requirements through the end of 1999.

   Chilesat PCS, the Company's Chilean joint venture, has an immediate need for cash to fund operating expenses. Chilesat PCS did not repay loans in a principal amount of approximately $35 million due to the Company and subsidiary in January 1999. As previously discussed, subsequent to the end of the fiscal quarter, the Company's Chilean subsidiary agreed to purchase the 50% interest in Chilesat PCS that it did not already own. Although the purchase agreement is subject to certain conditions, including the consent of the creditors of Telex-Chile and Chilesat S.A., the Company expects to complete the purchase within the near future. The Company has approximately $30 million available to loan to Chilesat PCS under the Company's credit agreement. Upon completion of the acquisition, the Company expects to seeks additional capital for Chilesat PCS and increase marketing efforts.

   Chilesat PCS experienced technical equipment problems with its network. The Company believes that changes Chilesat PCS and one of its vendors have implemented have resolved most of such problems, although additional hardware replacement and software development are planned in the future.

   The Company is still seeking suitable strategic partners to help it develop its wireless licenses in Australia. The Company is also continuing to work to develop a business plan for the Australian market. In addition, as a result of continued difficulties between QUALCOMM and its partners in Telesystems of Ukraine, QUALCOMM's Ukrainian wireless venture ("TOU"), the Company now believes that it is unlikely that QUALCOMM's interest in TOU will be transferred to the Company.

    Orrengrove Investments Limited, a Leap Wireless Operating Company, maintains interests in several related companies (the "Transworld Companies"), one of which had begun to implement a satellite based long distance network in Russia. After the end of the fiscal quarter, Orrengrove was notified that the satellite that provided relay services for the long distance business had experienced a thermal-related performance problem. The satellite's prognosis at this time does not indicate that its operational status will be restored. Although the provider of the satellite capacity has contractually guaranteed the satellite's performance, the outcome at this time remains uncertain. The Transworld Companies have already identified and put into operation a short-term terrestrial transmission solution; long-term alternative transmission sources are being explored.


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


                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 14, 1999, the following matters were submitted and approved by shareholders, with each matter receiving the number of votes indicated:

1.      Election of Directors:

                                            AFFIRMATIVE          NEGATIVE / ABSTAINING
                                            -----------          ---------------------
               James E. Hoffmann            15,564,755                  27,140
               Michael B. Targoff           15,564,833                  26,062

        Directors whose term of office continued after the annual meeting are:
        Thomas J. Bernard, Alejandro Burillo Azcarraga, Harvey P. White, Jeffrey P. Williams and Scot B. Jarvis.

2. Ratification of Selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants:

               Affirmative Votes    15,557,309
               Negative Votes       13,795
               Abstaining           20,791

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits:

     4.2.1 Letter Agreement, dated March 5, 1999, from QUALCOMM Incorporated to the Company regarding reduction in shares exercisable under QUALCOMM
           Incorporated's warrant to purchase Company stock.

     4.2.2 Superceding Warrant, dated April 1, 1999, issued to
           QUALCOMM Incorporated.

     27.   Financial Data Schedule (Filed with EDGAR filing only.)

(b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LEAP WIRELESS INTERNATIONAL, INC.

Date:  April 14, 1999                 By:    /s/ HARVEY P. WHITE
                                         -------------------------------------
                                         Harvey P. White
                                         President and Chief Executive Officer



Date:  April 14, 1999                By: /s/ STEPHEN P. DHANENS
                                         -------------------------------------
                                         Stephen P. Dhanens
                                         Corporate Controller
                                         (Chief Accounting Officer)