Form 10-K405/A
period 1998-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 1999-06-17
CIK 1065049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM_________________ TO________________.


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 10, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $104,817,000, based on the closing price of the Company's Common Stock on the Nasdaq National Market on November 10, 1998 of $6.03 per share.

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

     This Amendment No. 2 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1998 is being filed to amend Item 14(a) to add the audited financial statements of Orrengrove Investments Ltd. and Pegaso Telecomunicaciones, S.A. de C.V. in accordance with Rule 3-09 of Regulation S-X. In addition, a discussion of subsequent events is being added to Note 10 of the Company's combined financial statements and to Note 14 of the Chilesat Telefonia Personal S.A. financial statements.

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

      10.7(3) Conversion Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant

      10.8(3)       Assignment and Assumption Agreement, dated as of September
                    23, 1998, between QUALCOMM and the Registrant

      10.9(1)       Form of Registrant's 1998 Stock Option Plan (the "Option
                    Plan")

      10.10(1) Form of non-qualified/incentive stock option under the Option Plan

      10.11(1) Form of non-qualified stock option under the Option Plan to be granted to QUALCOMM option holders in connection with the Distribution

     EXHIBIT
        NO.                                DESCRIPTION
     -------                               -----------
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

      21.1(1)       Subsidiaries of the Registrant

      23.1(5)       Consent of Independent Accountants relating to report dated
                    November 19, 1998 (Leap Wireless International, Inc.)

      23.2(5)       Consent of Independent Accountants relating to report dated
                    February 25, 1999 except as to Note 14 b) which is as of March 16, 1999 (Chilesat Telefonia Personal S.A.)

      23.3 (5) Consent of Independent Accountants relating to report dated April 30, 1999 (Orrengrove Investments Ltd.)

      23.4 (5) Consent of Independent Accountants relating to report dated February 15, 1999 (Pegaso Telecomunicaciones, S.A. de
                    C.V.)

      27.1(4)       Financial Data Schedule

-----------------

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

     (5)  Filed with this Amendment No. 2.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K under Item 5 thereof on September 18, 1998, relating to the adoption of the Company's Stockholders Rights Plan and the execution of a definitive Rights Agreement, dated as of September 14, 1998, between the Company and Harris Trust Company of California.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of June, 1999.



                                       Leap Wireless International, Inc.



                                       By: /s/ Thomas D. Willardson
                                          ------------------------------------
                                                   Thomas D. Willardson
                                           Senior Vice President and Treasurer

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                  PAGE
                                                                                                                  ----
LEAP WIRELESS INTERNATIONAL, INC. (A DEVELOPMENT STAGE COMPANY)
Combined Financial Statements:
  Report of Independent Accountants...................................................................             F-2
  Combined Balance Sheets at August 31, 1998 and 1997.................................................             F-3
  Combined Statements of Operations for the fiscal years ended August 31, 1998, 1997 and
     1996 and for the period from September 1, 1995 (inception) to August 31, 1998....................             F-4
  Combined Statements of Cash Flows for the fiscal years ended August 31, 1998, 1997 and
     1996 and for the period from September 1, 1995 (inception) to August 31, 1998....................             F-5
  Combined Statements of Stockholder's Equity for each of the fiscal years in the
     period from September 1, 1995 (inception) to August 31, 1998.....................................             F-6
  Notes to Combined Financial Statements..............................................................             F-7

CHILESAT TELEFONIA PERSONAL S.A. (COMPANY IN THE DEVELOPMENT STAGE)
Financial Statements:
  Report of Independent Accountants........................................................................        F-22
  Balance Sheet at December 31, 1998 and 1997..............................................................        F-23
  Statement of Income and Comprehensive Income for the year ended December 31, 1998                                F-24
     and for the period from inception (March 3, 1997) to December 31, 1997 and 1998.......................
  Statement of Cash Flows for the year ended December 31, 1998 and for the period from                             F-25
     Inception (March 3, 1997) to December 31, 1997 and 1998...............................................
  Statement of Shareholders' Equity for the period from inception (March 3, 1997) to                               F-27
     December 31, 1998.....................................................................................
  Notes to the Financial Statements........................................................................        F-28

ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES (COMPANY IN THE DEVELOPMENT STAGE)
Consolidated Financial Statements:
  Report of Independent Accountants........................................................................        F-43
  Consolidated Balance Sheet at December 31, 1998..........................................................        F-44
  Consolidated Statement of Operations for the period from July 27, 1998 (inception) to
     December 31, 1998.....................................................................................        F-45
  Consolidated Statement of Cash Flows for the period from July 27, 1998 (inception) to
     December 31, 1998.....................................................................................        F-46
  Consolidated Statement of Stockholders' Deficit for the period from July 27, 1998
     (inception) to December 31, 1998......................................................................        F-47
  Notes to Consolidated Financial Statements...............................................................        F-48

PEGASO TELECOMUNICACIONES, S.A. DE C.V. (COMPANY IN THE DEVELOPMENT STAGE)
Consolidated Financial Statements:
  Report of Independent Accountants........................................................................        F-59
  Consolidated Balance Sheet at December 31, 1998..........................................................        F-60
  Consolidated Statement of Income for the period from June 24, 1998 (date of incorporation) to
     December 31, 1998.....................................................................................        F-61
  Consolidated Statement of Cash Flows for the period from June 24, 1998 (date of incorporation) to
     December 31, 1998.....................................................................................        F-62
  Statement of Stockholders' Equity for the period from June 24, 1998 (date of incorporation) to
     December 31, 1998.....................................................................................        F-63
  Notes to Consolidated Financial Statements...............................................................        F-64

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


PRICEWATERHOUSECOOPERS LLP

San Diego, California
November 19, 1998

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS


                                                                                  AUGUST 31,
                                                                          --------------------------
                                                                            1998              1997
                                                                          ---------        ---------
Current assets ....................................................       $      --        $      --
Investments in unconsolidated wireless operating
  companies .......................................................         101,719           46,267
Loans receivable from unconsolidated wireless
  Operating companies .............................................          65,303               --
Other assets ......................................................           6,838               --
                                                                          ---------        ---------
    Total assets ..................................................       $ 173,860        $  46,267
                                                                          =========        =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities ..........................       $   5,789        $     279
Loan payable to bank ..............................................           9,000               --
                                                                          ---------        ---------
    Total liabilities .............................................          14,789              279
                                                                          ---------        ---------
Commitments (Note 7)
Stockholder's equity:
  Parent's investment .............................................         197,598           47,478
  Deficit accumulated during the development stage ................         (36,175)          (1,550)
  Cumulative translation adjustment ...............................          (2,352)              60
                                                                          ---------        ---------
    Total stockholder's equity ....................................         159,071           45,988
                                                                          ---------        ---------
    Total liabilities and stockholder's equity ....................       $ 173,860        $  46,267
                                                                          =========        =========



                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   YEARS ENDED                    FOR THE PERIOD
                                                                    AUGUST 31,                  FROM SEPTEMBER 1, 1995
                                                    ----------------------------------------        (INCEPTION) TO
                                                      1998            1997           1996           AUGUST 31, 1998
                                                    --------        --------        --------    ----------------------
Equity in net income (loss) of unconsolidated
  Wireless operating companies ..............       $(11,580)       $    207        $     --           $(11,373)
General and administrative expenses .........        (23,888)         (1,361)           (396)           (25,645)
Interest income .............................            843              --              --                843
                                                    --------        --------        --------           --------
    Loss before income taxes ................        (34,625)         (1,154)           (396)           (36,175)
Income tax expense ..........................             --              --              --                 --
                                                    --------        --------        --------           --------
    Net loss ................................       $(34,625)       $ (1,154)       $   (396)          $(36,175)
                                                    ========        ========        ========           ========
Unaudited pro forma basic and diluted
  net loss per common share (Note 1) ........       $  (1.96)
                                                    ========



                             See accompanying notes.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                       YEARS ENDED                       FOR THE PERIOD
                                                                        AUGUST 31,                   FROM SEPTEMBER 1, 1995
                                                      -------------------------------------------        (INCEPTION) TO
                                                        1998              1997            1996           AUGUST 31, 1998
                                                      ---------        ---------        ---------    ----------------------
Operating activities:
  Net loss .......................................    $ (34,625)       $  (1,154)       $    (396)          $ (36,175)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Equity in net loss (income) of
      unconsolidated wireless operating
      companies ..................................       11,580             (207)              --              11,373
    Earned interest accrued to loans receivable...         (843)              --               --                (843)

    Change in accounts payable and accrued
      liabilities ................................        5,510              168              111               5,789
                                                      ---------        ---------        ---------           ---------
Net cash used in operating activities ............      (18,378)          (1,193)            (285)            (19,856)
                                                      ---------        ---------        ---------           ---------
Investing activities:
  Investments in unconsolidated wireless
    operating companies ..........................      (69,444)         (46,000)              --            (115,444)
  Issuance of loans to unconsolidated
    wireless operating companies .................      (64,460)              --               --             (64,460)
  Cash paid on acquisition of consolidated
    wireless operating company ...................         (564)              --               --                (564)
  Purchase of wireless communication
    licenses .....................................       (6,274)              --               --              (6,274)
                                                      ---------        ---------        ---------           ---------
Net cash used in investing activities ............     (140,742)         (46,000)              --            (186,742)
                                                                       ---------        ---------           ---------
Financing activities:
  Proceeds from bank loan ........................        9,000               --               --               9,000
  Parent's investment ............................      150,120           47,193              285             197,598
                                                      ---------        ---------        ---------           ---------
Net cash provided by financing activities ........      159,120           47,193              285             206,598
                                                      ---------        ---------        ---------           ---------
Net change in cash and cash equivalents ..........           --               --               --                  --
Cash and cash equivalents at beginning
  of period ......................................           --               --               --                  --
                                                      ---------        ---------        ---------           ---------
Cash and cash equivalents at end of period .......    $      --        $      --        $      --           $      --
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

                       LEAP WIRELESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)



                                                                               CUMULATIVE
                                                PARENT'S      ACCUMULATED      TRANSLATION
                                               INVESTMENT       DEFICIT         ADJUSTMENT         TOTAL
                                               ---------       ---------        ---------        ---------
Balance at September 1, 1995 (inception)...    $      --       $      --        $      --        $      --
  Transfers from Parent ...................          285              --               --              285
  Net loss ................................           --            (396)              --             (396)
                                               ---------       ---------        ---------        ---------
Balance at August 31, 1996 ................          285            (396)              --             (111)
  Transfers from Parent ...................       47,193              --               --           47,193
  Net loss ................................           --          (1,154)              --           (1,154)
  Cumulative translation adjustment .......           --              --               60               60
                                               ---------       ---------        ---------        ---------
Balance at August 31, 1997 ................       47,478          (1,550)              60           45,988
  Transfers from Parent ...................      150,120              --               --          150,120
  Net loss ................................           --         (34,625)              --          (34,625)
  Cumulative translation adjustment .......           --              --           (2,412)          (2,412)
                                               ---------       ---------        ---------        ---------
Balance at August 31, 1998 ................    $ 197,598       $ (36,175)       $  (2,352)       $ 159,071
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

    There can be no assurance that the Company will be able to obtain additional required financing on favorable terms or at all. The terms of the Credit Facility include security interests in favor of QUALCOMM and other restrictive covenants, and may significantly limit or prevent the Company from obtaining additional debt financing. If additional funds are raised through equity financings, dilution to the Company's existing stockholders would result. To the extent that such additional financing is raised by the sale or other transfer of any of the Company's equity interests in the Leap Wireless Operating Companies, the Company will be diluted or relinquish ownership of such interests. As fiscal 1999 progresses if management comes to believe that it will be unable to obtain working capital or financing in addition to the Credit Facility, management expects to reduce the Company's capital requirements by slowly or discontinuing the funding of uncommitted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling portions of its interests in one or more of the Leap Wireless Operating Companies. The failure to obtain adequate additional financing may have a material adverse effect on the Company's business, results of operations, liquidity and financial position.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

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

                                                      AUGUST 31,
                                              -------------------------
                                                1998             1997
                                              --------         --------
         Investments at equity ......         $ 97,719         $ 42,267
         Investment at cost .........            4,000            4,000
                                              --------         --------
                                              $101,719         $ 46,267
                                              ========         ========


                                                                              PERCENTAGE OF OWNERSHIP
                                                                                    AUGUST 31,
                                                                             ------------------------
                                                                             1998                1997
                                                                             ----                ----
         COST INVESTMENT
              Chase Telecommunications, Inc (U.S.) ................           7.2%                7.2%

         EQUITY INVESTMENTS
              Chilesat Telefonia Personal S.A. (Chile) ............            50%                 50%
              Pegaso Telecomunicaciones, S.A. de C.V. (Mexico).....            49%                 --
              Metrosvyaz Limited (Russia) .........................            50%                 --
              Orrengrove Investments Limited (Russia) .............            50%                 --

    Condensed financial information for the Leap Wireless Operating Company during the period under which the Company accounted for the investment under the equity method is summarized as follows (in thousands):


                                                                          AUGUST 31,
                                                                  --------------------------
                                                                    1998              1997
                                                                  ---------        ---------
         Current assets ......................................    $  73,250        $  37,565
         Non-current assets ..................................      170,660           15,058
         Current liabilities .................................      (93,064)            (665)
         Non-current liabilities .............................      (61,055)          (7,461)
                                                                  ---------        ---------
           Total partners' and stockholders' capital .........       89,791           44,497
         Other partners' and stockholders' share of capital...       40,663           22,249
                                                                  ---------        ---------
         Company's share of capital ..........................       49,128           22,248
         Goodwill and other intangible items .................       48,591           20,019
                                                                  ---------        ---------
           Equity investments in unconsolidated wireless
             Operating companies .............................    $  97,719        $  42,267
                                                                  =========        =========


                                                                                  YEARS ENDED
                                                                                   AUGUST 31,
                                                                            ------------------------
                                                                              1998            1997
                                                                            --------        --------
         Operating expenses ............................................    $(15,803)       $   (274)
         Other income (expense), net ...................................      (1,380)            688
                                                                            --------        --------
           Net income ..................................................     (17,183)            414
         Other partners' and stockholders' share of net income (loss)...      (5,603)            207
                                                                            --------        --------
         Company's share of net income (loss) ..........................     (11,580)            207
         Amortization of goodwill and other intangible items ...........          --              --
                                                                            --------        --------
           Equity in net income (loss) of unconsolidated
             Wireless operating companies ..............................    $(11,580)       $    207
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

Note 10. Subsequent Events (unaudited)

Chase Telecommunications, Inc.

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

Chilesat Telefonia Personal, S.A.

     On April 19, 1999, a wholly-owned subsidiary of the Company acquired all of the shares of Chilesat PCS that it did not already own from Telex-Chile. Prior to the acquisition, the Company's wholly-owned subsidiary, Inversiones Leap Wireless Chile S.A., formerly named Inversiones QUALCOMM Chile, S.A.
("Leap Chile") owned 50% of the shares of Chilesat PCS. The remaining 50% of the shares of Chilesat PCS were owned by Telex-Chile.

     Leap Chile acquired the shares from Telex-Chile for (1) a cash payment of $28 million, and (2) the issuance of a $22 million, non-interest bearing note payable to Telex-Chile on April 19, 2002.

     The Company obtained $28 million for the cash payment to Telex-Chile through a loan under the Company's $265 million revolving credit agreement with QUALCOMM.

     The Company intends that Chilesat PCS continue to operate its wireless telephone system in Chile and work to expand its network capacity and increase its business.

Orrengrove Investments Ltd.

     On April 5, 1999, the Transworld Companies, partially owned subsidiaries of Orrengrove, were notified by Mercury, provider of the satellite signal transmission capacity, that there was an operational failure of all transponders on the Loutch II satellite. Mercury's prognosis indicates that the transponders' operational status will not be restored. Although Mercury has guaranteed the satellite signal transmission capacity, the outcome at this time remains uncertain. The Transworld Companies have already identified and put into operation a short-term terrestrial transmission solution by leasing fiber capacity from a third party. Long-term alternative transmission sources are being explored, including the use of expanded terrestrial fiber capacity and/or satellite signal transmission capacity. Orrengrove would experience a material adverse effect on its financial position, results of operations, and cash flows if the satellite signal transmission capacity is not replaced by Mercury and if the Transworld Companies are not able to implement a long-term alternative transmission source. Should a long term terrestrial transmission source be employed, certain satellite related assets may be impaired.

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

At December 31, 1998, the Company had negative working capital of US$ 49.7 million. At that date, US$ 36.6 million of the current liabilities relate to debt payable to related parties who have the option to convert such debt into shares should Chilesat Telefonia Personal S.A. be unable to meet its obligations. As a result of its negative working capital, the Company has not complied with certain financial conditions of the credit agreement described in
Note 8.




PRICE WATERHOUSE
Santiago, Chile,
February 25, 1999 except as to Note 14 b) which is as of March 16, 1999

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                                  BALANCE SHEET

                      Expressed in thousands of US Dollars



                                                                         As of December 31,
                                                                       1998               1997
                                                                     ---------        ---------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $     942        $  24,875
    Accounts receivable - trade                                          1,017               --
    Accounts receivable from related
      company                                                               --               10
    Other accounts receivable                                              134              133
    Recoverable taxes                                                    6,480            6,228
    Inventories                                                          4,419               --
    Other current assets                                                   779              695
                                                                     ---------        ---------
         Total current assets                                           13,771           31,941

PROPERTY, PLANT AND EQUIPMENT, NET                                     124,800           40,093

OTHER ASSETS                                                               712                4
                                                                     ---------        ---------
         Total assets                                                $ 139,283        $  72,038
                                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Interest payable to related companies                            $   6,957        $     543
    Accounts payable                                                     1,804              380
    Accounts and notes payable to related companies                     52,572              247
    Accrued liabilities and withholdings                                 2,160              960
                                                                     ---------        ---------
         Total current liabilities                                      63,493            2,130
                                                                     ---------        ---------

LONG - TERM LIABILITIES
    Note payable to related company                                     49,807           23,655
    Other long-term liabilities                                          8,496            4,579
                                                                     ---------        ---------
         Total long-term liabilities                                    58,303           28,234
                                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES                                               --               --

SHAREHOLDERS' EQUITY
    Preferred stock (8,400,000 shares authorized,
      issued and outstanding, with no par value;
      liquidation preference up to stated value)                        42,000           42,000
    Common stock  (8,400,000 shares authorized,
      issued and outstanding, with no par value)                         1,964            1,964
    Other capital contributions                                            493               --
    (Deficit) surplus accumulated during the development stage         (21,943)              55
    Accumulated other comprehensive losses                              (5,027)          (2,345)
                                                                     ---------        ---------
         Total shareholders' equity                                     17,487           41,674
                                                                     ---------        ---------

         Total liabilities and shareholders' equity                  $ 139,283        $  72,038
                                                                     =========        =========


The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                      Expressed in thousands of US Dollars



                                                                     For the period        For the period
                                                                     from inception         from inception
                                              For the year ended     (March 3, 1997)        (March 3, 1997)
                                                  December 31,       to December 31,        to December 31,
                                                     1998                  1997                  1998
                                              ------------------     ---------------       ----------------
OPERATING RESULTS
    Sales                                          $  1,284              $     --              $  1,284
    Cost of sales                                    (1,570)                   --                (1,570)
                                                   --------              --------              --------
         Gross margin                                  (286)                   --                  (286)
                                                   --------              --------              --------

    Remunerations and other staff costs              (3,916)                   --                (3,916)
    Sales commissions                                  (882)                   --                  (882)
    Marketing expenses                               (3,619)                   --                (3,619)
    General and administrative expenses              (2,736)                 (659)               (3,395)
    Depreciation and amortization                    (3,743)                   (4)               (3,747)
                                                   --------              --------              --------
         Net operating loss                         (15,182)                 (663)              (15,845)
                                                   --------              --------              --------

NON-OPERATING RESULTS
    Interest income                                   1,058                 2,022                 3,080
    Interest expense                                 (3,295)                   --                (3,295)
    Currency exchange losses                         (4,186)               (1,280)               (5,466)
    Other expenses                                     (393)                  (24)                 (417)
                                                   --------              --------              --------
         Non-operating (loss) income                 (6,816)                  718                (6,098)
                                                   --------              --------              --------

         Net (loss) income                          (21,998)                   55               (21,943)

OTHER COMPREHENSIVE INCOME
    Currency translation adjustment                  (2,682)               (2,345)               (5,027)
                                                   --------              --------              --------
    Comprehensive loss                             $(24,680)             $ (2,290)             $(26,970)
                                                   ========              ========              ========


The accompanying Notes 1 to 14 form an integral part of these financial statements.

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                             STATEMENT OF CASH FLOWS

                      Expressed in thousands of US Dollars



                                                                                        For the period       For the period
                                                                      For the           from inception       from inception
                                                                    year ended          (March 3, 1997)      (March 3, 1997)
                                                                    December 31,        to December 31,      to December 31,
                                                                        1998                 1997                 1998
                                                                    ------------        ---------------      ---------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net (loss) income                                                 $(21,998)            $     55             $(21,943)
    Adjustments to reconcile to net cash used in
      operating activities:
       Depreciation and amortization                                     3,743                    4                3,747
       Use of the network and signal distribution services                 493                   --                  493

    Changes in working capital:
       Accounts receivable - trade                                      (1,017)                  --               (1,017)
       Accounts receivable from related companies                           10                  (10)                  --
       Other accounts receivable                                            (1)                (133)                (134)
       Recoverable taxes                                                  (252)              (6,171)              (6,423)
       Other current assets                                               (118)                (695)                (813)
       Accounts payable                                                  1,424                  380                1,804
       Accrued interest and accounts payable to
         related companies                                               7,168                  511                7,679
       Accrued liabilities and withholdings                              1,200                  957                2,157
                                                                      --------             --------             --------
          Cash flow used in operating activities                        (9,348)              (5,102)             (14,450)
                                                                      --------             --------             --------

CASH FLOW FROM INVESTING ACTIVITIES
    Acquisitions of property, plant and equipment                      (37,766)             (14,383)             (52,149)
    Other                                                                 (708)                  (4)                (712)
                                                                      --------             --------             --------
          Cash flow used in investing activities                       (38,474)             (14,387)             (52,861)
                                                                      --------             --------             --------

CASH FLOW FROM FINANCING ACTIVITIES
    Notes payable to related companies                                  20,271                   --               20,271
    Capital increase                                                        --               42,000               42,000
    Other long-term liabilities                                          3,917                4,579                8,496
                                                                      --------             --------             --------
          Cash flow provided by financing activities                    24,188               46,579               70,767
                                                                      --------             --------             --------

Net (decrease) increase in cash                                        (23,634)              27,090                3,456

Effect of exchange rate changes on cash                                   (299)              (2,215)              (2,514)
                                                                      --------             --------             --------

(Decrease) increase in cash and cash equivalents                       (23,933)              24,875                  942

Cash and cash equivalents at the beginning of the period                24,875                   --                   --
                                                                      --------             --------             --------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                                               $    942             $ 24,875             $    942
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

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING ACTIVITIES

The following non-cash transactions occurred during the periods presented:


                                                                                           For the period from
                                                              For the year ended       inception (March 3, 1997)
                                                                 December 31,                to December 31,
                                                                     1998                         1997
                                                              ------------------       ------------------------
Long--term financing received from related company
  to purchase fixed assets and inventories                         $ 14,745                     $ 23,655
Short--term financing received from related company
  to purchase fixed assets and inventories                           42,707                           --
Purchase of fixed assets from party providing financing             (53,067)                     (23,655)
Purchase of inventories from party providing financing               (4,385)                          --
                                                                   $     --                     $     --
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

                        CHILESAT TELEFONIA PERSONAL S.A.
                       (Company in the development stage)

                        STATEMENT OF SHAREHOLDERS' EQUITY

                      Expressed in thousands of US Dollars



                                                                                               (Deficit)
                                                                                                surplus
                                                                                              accumulated   Accumulated
                                   Number of   Number of                            Other      during the     other
                                   preferred    common    Preferred     Common     capital    development  comprehensive
                                    shares      shares      stock       stock   contributions    stage        losses        Total
                                  ---------   ---------   ---------  ---------  ------------- -----------  -------------  ---------
Capital increase at inception on
  March 3, 1997                   8,400,000   8,400,000   $  42,000  $   1,964           --           --            --    $  43,964
Share subscriptions receivable           --          --     (42,000)        --           --           --            --      (42,000)
Payment of share subscriptions
  receivable                             --          --      42,000         --           --           --            --       42,000
Net income for the period                --          --          --         --           --    $      55            --           55
Currency translation adjustment          --          --          --         --           --           --     $  (2,345)      (2,345)
                                  ---------   ---------   ---------  ---------    ---------    ---------     ---------    ---------
Balance at December 31, 1997      8,400,000   8,400,000   $  42,000  $   1,964           --    $      55     $  (2,345)   $  41,674
                                  =========   =========   =========  =========    =========    =========     =========    =========

Balance at January 1, 1998        8,400,000   8,400,000   $  42,000  $   1,964           --    $      55     $  (2,345)   $  41,674
Other contributed capital                --          --          --         --    $     493           --            --          493
Net loss for the period                  --          --          --         --           --      (21,998)           --      (21,998)
Currency translation adjustment          --          --          --         --           --           --        (2,682)      (2,682)
                                  ---------   ---------   ---------  ---------    ---------    ---------     ---------    ---------
Balance at December 31, 1998      8,400,000   8,400,000   $  42,000  $   1,964    $     493    $ (21,943)    $  (5,027)   $  17,487
                                  =========   =========   =========  =========    =========    =========     =========    =========


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

Under the terms of the Shareholders' Agreement, the Company will purchase from Qualcomm Incorporated all network hardware and software marketed by Qualcomm Incorporated and at least

50% of all mobile and fixed handsets purchased by the Company for a period expiring in September 2000. Similarly, until the later of five years following the formation of the joint venture or the date on which Inversiones ceases to hold preferred shares representing more than 24% of the capital stock of the Company, the Shareholders agree to cause the Company to use only IS95 CDMA technology.


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

e) Revenue recognition

Revenue has been accrued at year end for the portion of fixed charge services earned to date. The Company also recognizes revenues for traffic in excess of the amounts attributable to the fixed charge contracts in the month such revenues are billed. The effects of the unbilled revenues at period end not recognized are not significant.


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


i) Advertising

It is the Company's policy to record the cost of advertising as it is incurred. For the year ended December 31, 1998, the Company recorded US$ 3,619,000 (US$ 338,000 in 1997) as advertising expense.


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


                                                                 AS OF DECEMBER 31,
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
                                                               =======       =======


n) Recent accounting pronouncements

Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivatives instruments, and for hedging activities. It requires that an entity recognize all derivatives on the balance sheet at fair value. Generally, changes in the fair value of derivatives must be recognized in income when they occur, the only exception being derivatives that qualify as hedges in accordance with the Standards. If a derivative qualifies as a hedge, a company can elect to use "hedge accounting" to eliminate or reduce the income-statement volatility that would arise from reporting changes in a derivative's fair value in income. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged. In some cases, income-statement volatility is avoided by an entity's recording changes in the fair value of the derivative directly in shareholders' equity. In other cases, changes in the fair value of the derivative continue to be reported in earnings as they occur, but the impact is counterbalanced by the entity adjusting the carrying value of the asset or liability that is being hedged. This standard is not expected to have an effect on the reporting of the Company for the year ended December 31, 1998 and period ended December 31, 1997 as it did not hold derivative instruments during such periods. The effects of FAS 133 in future periods will depend upon whether the Company enters into transactions in such periods involving derivative instruments.

NOTE 3. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

At December 31, 1998, the Company held no securities purchased under agreements to resell. Securities purchased under agreements to resell at December 31, 1997 are summarized as follows:


                                     UNDERLYING
FINANCIAL INSTITUTION           FINANCIAL INSTRUMENT              AMOUNT         MATURITY DATE
---------------------           --------------------              ------       -----------------
Banco de A. Edwards       Central Bank of Chile Debentures      $  6,417       February 10, 1998

Banco de A. Edwards       Central Bank of Chile Debentures         6,491       February 12, 1998

Banco de A. Edwards       Central Bank of Chile Debentures           828       February 19, 1998
                                                                --------
         Total                                                  $ 13,736
                                                                ========

At December 31, 1997, the underlying financial instruments were in the custody of the counter party to the agreements. Central Bank of Chile Debentures are generally considered to be low-risk securities and are generally not subject to significant market volatility.


NOTE 4. RECOVERABLE TAXES

Recoverable taxes at December 31, 1998 relate to value added taxes (VAT) of US$ 6,480,000 (US$ 6,228,000 in 1997), incurred on the purchases of property, plant and equipment required for the Company's mobile PCS telephone system and goods and services. VAT relating to the purchases of capital goods may be recovered in cash by the Company in accordance with Chilean law. Other VAT is recovered by offset against VAT raised on services rendered.


NOTE 5. INVENTORY

Inventory as of December 31, 1998 is summarized as follows:

Handsets                                                                  $3,137
Accessories                                                                1,282
                                                                          ------
                                                                          $4,419
                                                                          ======

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:


                                                        AS OF DECEMBER 31,
                                                  ----------------------------
                                                    1998               1997
                                                  ---------          ---------
Land                                              $    340           $   140
Buildings and infrastructure                       114,926            39,771
Machinery and equipment                              1,555                88
Handsets                                             8,583                --
Other                                                3,100                98
Less:  Accumulated depreciation                     (3,704)               (4)
                                                  --------           -------
       Total net                                  $124,800           $40,093
                                                  ========           =======

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


For the year ended December 31, 1998, the Company capitalized US$ 4,830,000 (US$ 1,508,000 in 1997) of interest as part of the cost of construction of the mobile PCS Telephone System.

NOTE 7. ACCRUED LIABILITIES AND WITHHOLDINGS

Accrued liabilities and withholdings are summarized as follows:


                                                           AS OF DECEMBER 31,
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
                                                         ======           ====

NOTE 8. RELATED COMPANY TRANSACTIONS

a) Balances with related companies and Qualcomm Incorporated


             COMPANY                                        RELATIONSHIP            1998                 1997
             -------                                        ------------           -------              --------
Accounts receivable from related company:

Chilesat Servicios
  Empresariales S.A                                         Affiliate              $     --             $     10
                                                                                   ========             ========

Interest payable to related companies:

  Qualcomm Incorporated(1)                                           --            $ (5,326)            $   (543)
  Leap Wireless International, Inc.                         Affiliate                  (528)                  --
  Inversiones Leap Wireless Chile S.A                       Shareholder              (1,103)                  --
                                                                                   --------             --------

                                                                                   $ (6,957)            $   (543)
                                                                                   ========             ========

Accounts and notes payable to related companies:

Chilesat Servicios
  Empresariales S.A                                         Affiliate              $   (134)            $     --


Chilesat S.A                                                Shareholder                (733)                (196)

Qualcomm Incorporated(1)                                             --             (16,555)                  --

Leap Wireless
  International, Inc.                                       Affiliate               (14,745)                  --

Inversiones Leap
  Wireless Chile S.A                                        Shareholder             (20,271)                  --

Telex-Chile S.A                                             Shareholder                 (29)                 (12)

Telsys S.A                                                  Affiliate                  (105)                 (39)
                                                                                   --------             --------
                                                                                   $(52,572)            $   (247)
                                                                                   ========             ========

Note payable to related company - long-term:

Qualcomm Incorporated(1)                                             --            $(49,807)            $(23,655)
                                                                                   ========             ========

---------------------
(1) Qualcomm Incorporated ceased to be an affiliate on September 23, 1998.

b)   Related company transactions


                                                                                           AMOUNT OF TRANSACTIONS
                                                                                         -------------------------
        COMPANY                 RELATIONSHIP               TRANSACTION                   1998                 1997
        -------                 ------------               -----------                   ----                 ----
Chilesat Servicios
  Empresariales S.A.           Affiliate              Reimbursement of
                                                        costs incurred on
                                                        their behalf                   $    --                $    47
                                                      Reimbursement of
                                                        costs incurred in
                                                        connection with
                                                        construction                       130                     --

Chilesat S.A.                  Shareholder            Reimbursement of
                                                        costs incurred in
                                                        connection with
                                                        construction                       586                    589
                                                      Rental of office space               171                     30

Leap Wireless
  International, Inc.          Affiliate              Financing of purchases
                                                        from Qualcomm Inc.              14,745                     --
                                                      Accrued interest on
                                                        note payable                       528                     --

Inversiones Leap
 Wireless Chile S.A.           Shareholder            Financing                         20,271                     --
                                                      Accrued interest on
                                                        note payable                     1,103                     --

Telex-Chile S.A.               Shareholder            Reimbursement of costs
                                                      incurred in connection
                                                        with construction                   29                     49

Telsys S.A.                    Affiliate              Computer services                    965                     39

c)   Transactions with Qualcomm Incorporated

Qualcomm
  Incorporated(1)                                     Purchase of equipment
                                                        and inventory                  $57,452                $23,655
                                                      Financing of purchases            42,707                 23,655
                                                      Accrued interest on
                                                        note payable                     4,783                    543

---------------
(1) Qualcomm Incorporated ceased to be an affiliate on September 23, 1998.

d) Notes payable to Qualcomm Incorporated and related companies

As a means of financing the purchase of infrastructure equipment from Qualcomm Incorporated, the Company entered into a Deferred Payment Agreement whereby Qualcomm Incorporated defers collection for the equipment subject to the terms and conditions set forth in the Agreement. The assets of the Company collateralize the obligation. The shares of the Company have also been pledged by Telex-Chile and Chilesat in guaranty of the note payable to Qualcomm Incorporated.

Under the terms of the agreement, Qualcomm Incorporated will make loans for the equipment, software and services it provides to the Company up to a maximum of US$59.5 million. The original Deferred Payment Agreement was amended on June 24, 1998 to allow for an additional commitment of US$14.7 million of principal as a means of financing of goods and services relating to the PCS system and US$ 25.0 million of principal as a means of financing the acquisition of subscriber equipment. The rest of the terms and conditions outlined in the original Deferred Payment Agreement remain unchanged. Loans bear interest based either upon a LIBOR or Base Rate or the Eurodollar. The obligation to repay these loans and interest is evidenced by promissory notes. Interest accrues on the principal but remains unpaid, with accrued interest added monthly to the outstanding principal amount of the applicable loan until the first principal payment, at which time interest is payable on the same dates as the principal payments.

Principal and interest on the US$14.7 million is due in full on January 31, 1999. In addition, a conversion right, discussed below, was added to the agreement relating to this amount. This commitment was subsequently transferred by Qualcomm Incorporated, as allowed by the Deferred Payment Agreement, to Leap Wireless International, Inc.

In addition, a Working Capital Loan agreement was entered into on June 24, 1998 with Inversiones for US$20.3 million of principal for the purpose of financing the final phase of construction, working capital requirements and operating expenses during the start-up and early operation phase of the PCS system. Principal and accrued interest is due in full on January 31, 1999 (Note 14). Interest rates and other terms and conditions of this agreement match those of the Deferred Payment Agreement, including the conversion right described below.

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

The notes payable at December 31, 1998 are comprised of LIBOR loans and bear interest at LIBOR + 3%. The scheduled principal repayments, are as follows:


                           DEFERRED PAYMENT        ADDITIONAL       WORKING CAPITAL
                               AGREEMENT           COMMITMENT             LOAN                1998
                           ----------------        ----------       ---------------         --------
1999                            $ 16,555            $ 14,745            $ 20,271            $ 51,571
2000                              18,361                  --                  --              18,361
2001                              16,646                  --                  --              16,646
2002                              14,199                  --                  --              14,199
2003                                 601                  --                  --                 601
                                --------            --------            --------            --------
Total                           $ 66,362            $ 14,745            $ 20,271            $101,378
                                ========            ========            ========            ========

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

      vii)  Advance funds.

      viii) Become liable for a capital lease obligation exceeding US$1 million.

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

Under Chilean law, the payment of customs duties levied on machinery and equipment can be deferred over a period of up to seven years. The balance at December 31, 1998 represents amounts owing at maturity including accrued interest. The scheduled repayments are as follows:


2000                                                                      $1,337
2001                                                                       1,081
2002                                                                       1,555
2003                                                                       1,266
2004 and thereafter                                                        3,206
                                                                          ------
         Total                                                             8,445

Other                                                                         51
                                                                          ------
         Total other long-term liabilities                                $8,496
                                                                          ======

NOTE 10. INCOME TAXES

The Company has not made a provision for current income taxes payable as it incurred tax losses for the year ended December 31, 1998.

At December 31, 1998, income tax loss carryforwards of approximately US$24.3 million (US$5.2 million at December 31, 1997), were available to apply against income tax liabilities in future years. Under Chilean law, such income tax loss carryforwards never expire.


Deferred income taxes are summarized as follows:


                                                            AS OF DECEMBER 31,
                                                       -------------------------
Assets:                                                  1998               1997
                                                       -------             -----
Provisions                                             $    71             $  --
Tax loss carryforwards                                   3,649               785
Allowance for income tax loss carryforwards             (3,720)             (655)
                                                       -------             -----
Deferred income tax assets                                  --               130
                                                       -------             -----

Liabilities:
Other                                                       --              (130)
                                                       -------             -----
       Deferred income tax liabilities                      --              (130)
                                                       -------             -----
       Net deferred income taxes                       $    --             $  --
                                                       =======             =====

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


c) Capital increase

Pursuant to the terms of the Shareholders' Agreement, Inversiones agreed to subscribe for 8,400,000 Series A preferred shares in exchange for its cash contribution of US$ 42 million and Chilesat agreed to subscribe for 8,400,000 Series B ordinary shares for its contribution of a contract for the right to use a part of Chilesat's network and signal distribution services, the PCS license and certain net assets. Inversiones contributed the funds into an escrow account on March 3, 1997 and a receivable balance for share subscriptions was recorded. With the exception of US$ 1.5 million of funds made available to the Company, the funds were not to be distributed to it until official publication of the awarding of the PCS license. The awarding of the PCS license was published and the Company received the funds in June, 1997, at which time the share subscription receivable was settled. An independent valuation of the contract for the right to use a part of Chilesat's network and signal distribution services was undertaken and the appraised valued is being systematically recognized as capital contributions on a straight-line basis over the remaining life of the contract commencing on September 20, 1998, the date operations began. Other capital contributions in 1998 amounted to US$493,000 (none in 1997).

At the Extraordinary Meeting held on June 24, 1998, the shareholders agreed to an increase in the Company's capital from Ch$26.638 million (US$56.4 million) divided into 8,400,000 Series A preferred shares and 8,400,000 Series B common shares, to Ch$44.498 million (US$94.2 million) divided into 8,400,000 Series A preferred shares and 16,000,000 Series B common shares, with no par value, which will be offered to existing shareholders in proportion to their shareholdings, and which must be totally subscribed and paid within a period of three years from the date of the meeting.

Should Telex-Chile S.A. and Chilesat S.A. not subscribe their proportion of the new issue, they will cede their subscription rights to Inversiones.

 At their Extraordinary meeting held on December 30, 1998, the shareholders agreed to increase the company's capital by the equivalent in Chilean pesos of US$254 million by the issue of 32,987,013 Series B common shares to be subscribed and paid, within a maximum period of three years, at a price equivalent to US$7.70 per share on the date of payment . On agreeing to issue the shares, the Board of Directors must set the price for their subscription and payment at an amount equivalent to the US$7.70 per share mentioned previously plus a restatement of 10% per annum, or 5% per quarter, for the period elapsed between this date and the date of payment. The excess over the US$7.70 per share is to be credited to the "Share Premium Account".


d) Call and put options

As part of an amendment to the Shareholders' Agreement, Chilesat and Inversiones, each have an option to require the issuance by the Company of shares of common stock at the Exercise Price to be subscribed by Chilesat and Inversiones in proportion to their holdings in the capital stock of the Company. This option may be exercised for common stock with an aggregate value at the Exercise Price of up to US$35 million. The Exercise Price shall be determined as of the exercise date and shall be the sum of (i) $5.00 per share plus (ii) 10% per annum plus an increasing premium on the original $5.00 price thereof equal to 5% additional for each quarter after the calendar quarter ending June 30, 1997. The option expires upon the exercise of the conversion rights (Note 8 c).

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

The estimated fair value of the Company's financial instruments are summarized as follows:


                                                       AT DECEMBER 31, 1998                  AT DECEMBER 31, 1997
                                                    ---------------------------          ----------------------------
                                                    CARRYING                             CARRYING
                                                    AMOUNTS          FAIR VALUE           AMOUNTS          FAIR VALUE
                                                    --------         ----------          --------          ----------
Assets:
    Cash and cash equivalents                       $   942            $   942            $24,875            $24,875
    Recoverable taxes                                 6,480              6,480              6,228              6,228
                                                    -------            -------            -------            -------
         Total assets                               $ 7,422            $ 7,422            $31,103            $31,103
                                                    =======            =======            =======            =======

Liabilities:
    Accrued liabilities and withholdings            $ 2,160            $ 2,160            $   960            $   960
    Note payable to related company                  49,807             49,807             23,655             23,655
    Other long-term liabilities                       8,496              6,013              4,579              3,117
                                                    -------            -------            -------            -------
         Total liabilities                          $60,463            $57,980            $29,194            $27,732
                                                    =======            =======            =======            =======


NOTE 13. COMMITMENTS AND CONTINGENCIES


a) Operating leases

At December 31, 1998, the Company had entered into operating leases relating to the rental of sites for towers and antennas required for the operation of its mobile PCS telephone system. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998:


1999                                                                      $1,068
2000                                                                       1,066
2001                                                                       1,082
2002                                                                       1,063
2003                                                                       1,040
2004 to 2008                                                               3,457
2009                                                                         526
                                                                          ------
Total                                                                     $9,302
                                                                          ======

Rental expense for the year ended December 31, 1998 was US$ 602,000 (US$ 91,000 in 1997).


b) Security for debt

The Company has pledged it PCS license as security against the notes payable to Qualcomm Incorporated.

Telex-Chile S.A. and Chilesat S.A. have pledged 83,920 and 8,316,080 Series B common shares of the Company, respectively, as security for 50% of the notes payable to Qualcomm Incorporated.

NOTE 14. SUBSEQUENT EVENTS


a) On February 15, 1999, Inversiones communicated to the Company that it had incurred an Event of Default as a result of its failure to repay a US$20.3 million short-term Working Capital Loan plus interest accrued thereon granted on June 24, 1998 (Note 8) and noncompliance with certain loan covenants. At the time of granting the loan, Inversiones subscribed to a capital increase and reserved its right to capitalize the loan, an option that, in addition to other potential actions to obtain repayment, is still open.

Similarly, on February 15, 1999, Leap Wireless International, Inc. informed both the Company and Telex-Chile S.A. that the former has incurred an Event of Default with respect to the Deferred Payment Agreement, as a result of which the amount of US$14.7 million plus interest accrued thereon is due and payable. Telex-Chile S.A. is guarantor of 50% of this amount. As in the previous case, the creditor has an option to capitalize this debt or to pursue payment through other means.

b) Subsequently on March 2, 1999, Leap Wireless International, Inc. and Inversiones indicated their withdrawal of the above-mentioned communications reserving the right to notify the defaults again in the future. On March 16, 1999, Leap Wireless International, Inc. and Inversiones communicated defaults on the short-term Working Capital Loan of US$20.3 million plus interest accrued thereon and the Deferred Payment Agreement of US$14.7 million plus interest accrued thereon on the same terms as expressed above.

c) (Unaudited) On April 12, 1999, an agreement was entered into between the shareholders whereby Chilesat sold its ownership interest in the Company for US$28 million in cash and US$22 million, three year, non-interest bearing debt. On April 19, 1999, the Company agreed to pay Inversiones' obligation to Chilesat S.A. and in return, the Company was relieved of the obligation to pay certain amounts to Inversiones.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Orrengrove Investments Ltd.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of cash flows and of stockholders' deficit present fairly, in all material respects, the financial position of Orrengrove Investments Ltd. and its subsidiaries (the Company) (a development stage company) at December 31, 1998, and the results of their operations and their cash flows for the period from July 27, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As explained in Note 10 to the consolidated financial statements, the Company has been notified of an operational failure of certain third party equipment used to provide satellite transmission capacity to its customers. If the Company is not able to replace the satellite transmission capacity or implement a long-term alternative, this operational failure may have a material adverse effect on the Company's financial position, results of operations, and cash flows.



PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
April 30, 1999

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                         December 31,
                                                                             1998
                                                                           --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $ 35,659
  Other current assets                                                          202
                                                                           --------

                  Total current assets                                       35,861

Property and equipment, net                                                   5,279
Intangible assets, net                                                       14,402
Other assets                                                                      8
                                                                           --------

                  Total assets                                             $ 55,550
                                                                           ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                 $  5,389
                                                                           --------

                  Total current liabilities                                   5,389

Note payable to related party                                                54,758
                                                                           --------

                  Total liabilities                                          60,147
                                                                           --------

Commitments and contingencies (Notes 9 and 10)

Minority interest                                                               679
                                                                           --------

Stockholders' deficit:
  Common stock, no par value per share; authorized, issued and
   outstanding 1,000 shares                                                       2
  Deficit accumulated during the development stage                           (5,278)
                                                                           --------

                  Total stockholders' deficit                                (5,276)
                                                                           --------

                  Total liabilities and stockholders' deficit              $ 55,550
                                                                           ========

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                     -------



                                                                      PERIOD FROM
                                                                     JULY 27, 1998
                                                                    (INCEPTION) TO
                                                                      DECEMBER 31,
                                                                          1998
                                                                    --------------
Loss on investment in joint venture                                     $  (670)
General and administrative expenses                                      (3,624)
Interest expense                                                         (2,958)
Interest income                                                             791
                                                                        -------

     Loss before minority interest                                       (6,461)
Minority interest                                                        (1,183)
                                                                        =======
     Net loss                                                           $(5,278)
                                                                        =======

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                     -------


                                                                                          PERIOD FROM
                                                                                         JULY 27, 1998
                                                                                        (INCEPTION) TO
                                                                                         DECEMBER 31,
                                                                                             1998
                                                                                        --------------
Cash flows from development activities:
  Net loss                                                                                 $ (5,278)
  Adjustments to reconcile net loss to net cash used in development activities:
         Depreciation and amortization                                                        1,145
         Minority interest                                                                   (1,183)
         Loss on investment in joint venture                                                    670
         Changes in assets and liabilities:
      Increase in current and other assets                                                     (228)
      Decrease in accounts payable and accrued liabilities                                   (2,483)
           Increase in accrued interest - note payable to related party                       2,958
                                                                                           --------
          Net cash used in development activities                                            (4,399)
                                                                                           --------

Cash flow from investing activities:
         Purchases of property and equipment                                                 (2,741)
         Acquisition of Transworld Companies, net of cash acquired                            5,997
                                                                                           --------
          Net cash provided by investing activities                                           3,256
                                                                                           --------

Cash flows from financing activities:
  Issuance of note payable to related party                                                  36,800
  Issuance of common stock                                                                        2
                                                                                           --------
          Net cash provided by financing activities                                          36,802
                                                                                           --------

Net increase in cash and cash equivalents                                                    35,659
Cash and cash equivalents, beginning of period                                                   --
                                                                                           --------
Cash and cash equivalents, end of period                                                   $ 35,659
                                                                                           ========

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of note payable to related party to convert short-term note payable
  converted upon acquisition of Transworld Companies                                       $ 15,000
                                                                                           ========

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 JULY 27, 1998 (INCEPTION) TO DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                     -------




                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                        COMMON STOCK                  DURING THE
                                                ---------------------------           DEVELOPMENT
                                                SHARES               AMOUNT              STAGE              TOTALS
                                                -------             -------          ------------           -------
Balance at July 27, 1998 (inception)                 --             $    --             $    --             $    --
  Issuance of common stock for cash               1,000                   2                                       2
  Net loss                                                                               (5,278)             (5,278)
                                                =======             =======             =======             =======
Balance at December 31, 1998                      1,000             $     2             $(5,278)            $(5,276)
                                                =======             =======             =======             =======

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


1.    THE COMPANY

      Orrengrove Investments Ltd. ("Orrengrove"), was incorporated in the Republic of Cyprus on July 27, 1998 as a wholly owned subsidiary of QUALCOMM Telecommunications Ltd. ("QUALCOMMTel"), an Isle of Man company. In August 1998, Orrengrove acquired a 60% interest in Transworld Telecommunications, Inc., Transworld Communications Services, Inc. and Transworld Communications (Bermuda), Ltd. (collectively the "Transworld Companies"). The Transworld Companies were created to build and operate a modern long distance telecommunications business that provides domestic long distance, backhaul, and broadband services such as high speed internet access to the Commonwealth of Independent States ("CIS"), formerly known as the Soviet Union. In October 1998, QUALCOMMTel, a majority owned subsidiary of Leap Wireless International, Inc. ("Leap Wireless") entered into an agreement with Teletal Limited, a company affiliated with ITAR-TASS, the Russian government's prime news agency and a party with certain rights granted to it by the Russian government to assist in the privatization and expansion of telecommunications in Russia. QUALCOMMTel transferred to Teletal Limited a 50% ownership in Orrengrove under the terms of the agreement to the joint venture in exchange for Teletal Limited's commitment to assist in the development of the Transworld Companies long distance telecommunications business. Orrengrove and its majority owned subsidiaries (the "Company") operates in emerging economies, which by nature have an uncertain economic, political and regulatory environment. The general risks of conducting business in the Russian Federation and other CIS developing countries include the possibility for rapid changes in government policies and regulations, economic conditions, the tax regime and foreign currency regulations.

      The Company is the holder of certain licenses to provide telecommunication services in 48 regions of the CIS as well as exclusive rights to the signal transmission capacity on each of two Russian Loutch II satellites. The first satellite was launched into orbit in October 1995 to serve an area containing over 85% of the population of the Russia Federation plus major portions of the Baltic States, Ukraine, Byelorussia and other CIS countries (see Note 10 for subsequent event). The Company is currently evaluating whether to exercise its rights to the capacity on the second satellite which will require the Company to share in the cost of its launch. Limited service between Moscow and Perm, a region of 3 million people 1,200 km west of Moscow, began in December 1998. Further expansion plans are being evaluated.


2.    DEVELOPMENT STAGE ACTIVITIES AND DEPENDENCY ON ADDITIONAL FINANCING

      The Company is a development stage enterprise which has incurred operating losses and negative cash flows from network development and operations since inception. To date,

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      the Company has focused primarily on the development of its telecommunications network, including the construction of its system hub in Moscow and its earth station network, and the implementation of its sales and marketing strategy. Before the Company can begin significant revenue generating operations, it must first enter into agreements with either long-distance companies, in order to carry some of their long-distance traffic, and/or the local phone companies throughout the CIS. The Company is currently in such negotiations. The extent to which this is or is not accomplished and the terms and timing of executing these contracts may have a significant impact on the business, financial conditions and results of operations.

      The Company's principal license agreement to provide telecommunication services within the Russian Federation expires in April 2002, and is subject to certain services related obligations standard for the industry. Although no assurance can be given that such license will be renewed beyond its expiration date, the Company believes that such license can be renewed routinely.

      The Company is dependent on the signal transmission capacity of the Loutch II satellite in orbit and satellite communication earth stations to provide its satellite based communication services. The Company may encounter problems, delays and expenses, many of which may be beyond the Company's control. These may include, but are not limited to, in-orbit failures (see Note 10 for subsequent event), launch delays and launch failures of additional or replacement signal transmission capacity, problems related to technical developments of the system, and regulatory compliance. Any interruption or delays in service caused by any of the foregoing matters would adversely affect the Company.

      The development of the Company's business and the deployment of its services and systems will require significant additional capital expenditures, a substantial portion of which will need to be incurred before the realization of significant revenues. Together with associated start-up operating expenses, these capital expenditures will result in substantial negative cash flow until an adequate revenue-generating customer base is established.

      The Company expects to meet its cash requirements for existing operations and network construction through fiscal 1999 from available cash balances. The Company will be seeking additional sources of financing to fund activities after 1999. Alternatives under consideration include additional debt, equity financing or other sources. There can be no assurance that the Company will be successful in raising additional capital in sufficient amounts to fund its strategic objectives, or that such funds, if available, will be available on terms that the Company will consider acceptable. Failure to raise sufficient funds may require the Company to modify, delay or abandon some of its planned future

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      expansion or expenditures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The Company's consolidated financial statements reflect the financial position, results of operations, cash flows and changes in stockholders' deficit of Orrengrove and its majority-owned subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. The ownership of the other interest holder is reflected as minority interest. All significant inter-company accounts and transactions have been eliminated. The financial statements of the Company have been presented for the period since its inception on July 27, 1998.

      FINANCIAL STATEMENT PREPARATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

      INVESTMENT IN JOINT VENTURE

      The Company has a 50% equity investment in Tass Loutch Telecom (TLT), a joint venture. The Company uses the equity method to account for investments in corporate entities in which it has voting interest of 20% to 50% or in which it otherwise exercises significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of TLT, limited to the extent of the Company's investment in, advances to and financial guarantees for TLT. The Company is the only contributor of assets, and therefore loss on investment in joint venture included in the statement of operations includes 100% of the losses of TLT. To date, TLT has incurred recurring losses which have reduced the Company's investment in TLT to zero.

      CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the lesser of the estimated useful lives, generally ranging from five to ten years for telecommunications equipment and three to seven years for furniture, fixtures and equipment and other property. Construction in process reflects amounts incurred for the configuration and build-out of telecommunications equipment not yet placed in service.

      INTANGIBLE ASSETS

      Intangible assets, resulting primarily from the acquisition of the Transworld Companies (see Note 4), comprising of telecommunications licenses of $8,061,000 and rights to satellite signal transmission capacity of $7,327,000, are being amortized on a straight-line basis over their estimated remaining useful lives ranging from three to five years. For the period ended December 31, 1998, amortization expense of $986,000 was recorded on the rights to satellite capacity (see Note 10 for subsequent event). The telecommunications licenses begin amortizing upon commencement of service.

      LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No such impairment losses have been recognized to December 31, 1998.

      INCOME TAXES

      The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities.

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      FOREIGN CURRENCY

      The functional currency of the Company's foreign operations is United States dollars. The Company maintains most of the cash balances in dollar denominated bank accounts and has no significant foreign currency monetary assets and liabilities at December 31, 1998. Gains and losses resulting from the Company's foreign currency transactions are included in the consolidated statement of operations, and to date have been minimal.

      The Company does not currently hedge against foreign currency fluctuations although the Company may take such steps in the future. Under current practices, the Company's results of operations could be adversely affected by fluctuations in exchange rates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      At December 31, 1998, the carrying amounts of the Company's cash and cash equivalents, accounts payable , and notes payable approximate fair value due to the short-term maturities of these balances.

      RECENT ACCOUNTING PRONOUNCEMENTS

      As of December 31, 1998, Statement of Financial Accounting Standards No. 130, ("SFAS 130"), Reporting Comprehensive Income, has been adopted by the Company. SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. "Comprehensive income (loss)" is defined in this statement as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period (including net income
      (loss)) except those resulting from investments by owners and distributions to owners. The adoption of this new standard did not impact the Company's financial statements because there were no differences between net loss and comprehensive loss.

      In addition, during 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
      133) was issued. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



4.    ACQUISITION OF THE TRANSWORLD COMPANIES

      On August 4, 1998, the Company acquired a 60% common ownership interest in the Transworld Companies for an aggregate purchase price of $51,800,000, consisting of a $36,800,000 cash payment to the Transworld Companies and the conversion to equity of a $15,000,000 short-term loan payable to Leap Wireless, which was previously issued by the former parent of the Transworld Companies. The acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of the Transworld Companies are included in the consolidated financial statements since the date of acquisition. The sum of the fair values of the identifiable assets acquired, which include telecommunications licenses and rights to satellite capacity, less liabilities assumed, exceeded the cost of the acquisition. The fair values of those identifiable assets acquired were reduced by a proportionate part of the excess to determine their assigned values.

      The purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values on the date of acquisition as follows (in thousands):


            Current assets, other than cash                $     41
            Property and equipment                            2,697
            Intangible assets                                15,388
            Other assets                                        611
            Accounts payable and other expenses              (7,872)
            Note payable to related party                   (15,000)
            Minority interest                                (1,862)
                                                           --------

            Net cash received from acquisition             $ (5,997)
                                                           ========

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):


                                                            December 31,
                                                                1998
                                                            ------------
          Telecommunications equipment                        $ 1,448
          Construction-in-progress                              3,524
          Leasehold improvements                                   81
          Furniture, fixtures and office equipment                385
                                                              -------
                                                                5,438
          Accumulated depreciation                               (159)
                                                              -------

                                                              $ 5,279
                                                              =======

      The Company's telecommunications equipment and construction-in-progress are primarily maintained in a foreign country. Construction in progress consists of earth stations, not yet completed and operational as of December 31, 1998. See Note 10 for subsequent event.


6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following (in thousands):

                                                           December 31,
                                                              1998
                                                           -----------
            Accounts payable and other                       $  299
            Consulting fee-related party (Note 7)             2,500
            Consulting fee-third party                        2,590
                                                             ------
                                                             $5,389
                                                             ======

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



7.    RELATED PARTY TRANSACTIONS

      NOTE RECEIVABLE FROM A RELATED PARTY

      Since inception, the Company has advanced certain amounts to another investor in TLT for the investor's share of TLT's expenses in exchange for a note receivable. The Company has advanced approximately $400,000 to the related party through

      December 31, 1998. The note receivable was written off prior to December 31, 1998 since the related party was unable to fund it's share of the losses in the joint venture.

      PAYABLE TO RELATED PARTY

      The Company was required to pay a consulting fee, bonus, and severance totaling $2,500,000 to the majority shareholder of the former parent of the Transworld Companies. The $2,500,000 was included in the purchase price allocation (See Note 4) and payment was made in March 1999.

      NOTE PAYABLE TO RELATED PARTY

      On July 29, 1998, the Company entered into a $51,800,000 collateralized Promissory Note agreement with Leap Wireless, for the purpose of purchasing the Transworld Companies. Terms of the Promissory Note provide for repayment of principal and accrued interest by paying Leap the greater of 1) 70% of the cash or other assets received by the Company from any sources, including the Transworld Companies, 2) 70% of the cash or other assets available for distribution to the Company's stockholders or 3) in the event of a final distribution from the Transworld Companies, 100% of the cash or other assets available for distribution to the Company's stockholders until principal and accrued interest is paid in full. Interest accrues quarterly in arrears at the rate of 13%, per annum, with any unpaid interest being added to the outstanding principal. For the period ended December 31, 1998, interest of $2,958,000 has been accrued, but not paid. This amount is included in note payable to related party on the consolidated balance sheet as of December 31, 1998. The Promissory Note provides for certain restrictions related to dividends, redemptions and merger, and is collateralized by substantially all the assets of the Company.

8.    INCOME TAXES

      The Company has not recorded provisions for income taxes for the period from July 27, 1998 (inception) to December 31, 1998 due to net operating losses during the period.

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      The following is a reconciliation from the statutory Cyprus income tax rate to the Company's effective rate of income tax expense for the period ended:


                                                    Period from July
                                                        27, 1998
                                                     (Inception) to
                                                    December 31, 1998
                                                    -----------------
               Cyprus tax at  statutory rate                 25%
               Minority interest                             (4)%
               Net change in valuation allowance            (24)%
               Effect of foreign operations                   3%
                                                            ---
               Effective tax rate                             -%
                                                            ===

      The tax effect of temporary differences which gives rise to significant portions of the deferred tax assets as of December 31, 1998, are as follows (in thousands):

                                                         December 31,
                                                            1998
                                                        ------------
              Net operating loss carryforwards            $ 2,968
              Net capitalized start-up costs                  717
                                                          -------
                                                            3,685
              Less: valuation allowance                    (3,685)
                                                          -------
                                                          $    --
                                                          =======

      Realization of net deferred tax assets is dependent on the Company's ability to generate taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1998.

      As of December 31, 1998, the Company had net operating loss carryforwards of approximately $8.5 million for income tax purposes that begin to expire in various years between 2003 and 2017.

      There may be limitations on the annual utilization amount of these net operating losses as a result of certain changes in ownership that have occurred since the Company's inception.

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

9.    COMMITMENTS AND CONTINGENCIES

      TRANSPONDER AGREEMENTS

      The Company obtained, through a number of agreements, the rights to utilize certain Russian Loutch I and Loutch II satellite capacity. The agreements give the Company rights to the capacity on satellites under the Loutch I and Loutch II programs for up to 20 years.

      The Company has an agreement with Commercial Company Mercury Ltd. ("Mercury"), the commercial subsidiary of a Russian satellite provider, for the sole and exclusive use of two transponders on each of the first two Loutch II satellites. At December 31, 1998, approximately $5,300,000 had been paid to Mercury to modify the transponders on the first Loutch II satellite for commercial use. A remaining commitment of approximately $1,700,000 due under this contract is contingent upon Mercury completing certain milestones related to the launch of the second satellite.

      CONSTRUCTION-IN-PROGRESS

      The Company has ordered the construction of six earth stations, plus certain upgrades and spares, under an agreement with a third party. The agreement established a price guarantee until September 1999 at approximately $1,000,000 per earth station. In accordance with this agreement, approximately $3,500,000 has been paid to December 31, 1998.

      LEASE COMMITMENTS

      The Company leases certain office space in the United States and internationally under non-cancelable operating lease agreements. Rent expense for the period July 27, 1998 (inception) to December 31, 1998 was approximately $200,000. Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 1998 are as follows:

                       1999                  $  404,000
                       2000                     414,000
                       2001                     327,000
                       2002                       1,000
                       2003                          --
                                             ----------
                         Total               $1,146,000
                                             ==========

                  ORRENGROVE INVESTMENTS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



      LEGAL MATTERS

      The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


10.   SUBSEQUENT EVENT

      On April 5, 1999, the Company was notified by Mercury, provider of the satellite signal transmission capacity, that there was an operational failure of all transponders on the Loutch II satellite. Mercury's prognosis indicates that the transponders' operational status will not be restored. Although Mercury has guaranteed the satellite signal transmission capacity, the outcome at this time remains uncertain. The Company has already identified and put into operation a short-term terrestrial transmission solution by leasing fiber capacity from a third party. Long-term alternative transmission sources are being explored, including the use of expanded terrestrial fiber capacity and/or satellite signal transmission capacity. The Company would experience a material adverse effect on its financial position, results of operations, and cash flows if the satellite signal transmission capacity is not replaced by Mercury and the Company is not able to implement a long-term alternative transmission source. Should a long term terrestrial transmission source be employed, certain satellite related assets may be impaired.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Mexico City, February 15, 1999


To the Board of Directors and Shareholders of Pegaso Telecomunicaciones, S. A. de C. V.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Pegaso Telecomunicaciones, S. A. de C. V. and its subsidiaries at December 31, 1998 and the results of their operations, their cash flows and the changes in their stockholders' equity for the period from June 24, 1998 (date of incorporation) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United Sates of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As stated in Note 1 to the consolidated financial statements, Pegaso Telecomunicaciones, S. A. de C. V. was incorporated on June 24, 1998, and at the date of issuance of this report, was in the development stage.

PricewaterhouseCoopers



Guillermo Pineda M.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES
                         (Development stage enterprise)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

                            Thousands of U.S. dollars



Assets
CURRENT ASSETS:
Cash and cash equivalents                                            $  30,313
Recoverable value added tax                                              9,531
Other accounts receivable                                                  344
Prepaid advertising                                                      6,256
Other current assets                                                       219

Total current assets                                                    46,663

PROPERTY, FURNITURE AND TELECOMMUNICATIONS
EQUIPMENT - Net                                                        132,296

PUBLIC TELECOMMUNICATIONS NETWORK CONCESSION                           233,530

Total assets                                                         $ 412,489
                                                                     =========

Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
Trade payables                                                       $ 113,209
Notes payable to affiliated company                                      5,941
Other accounts payable and accrued expenses                              5,256
Income tax payable                                                         321

Total current liabilities                                              124,727

LONG-TERM BANK LOANS                                                    19,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital stock                                                          300,000
Accumulated deficit incurred in development stage                      (31,328)

                                                                       268,672

Total liabilities and stockholders' equity                           $ 412,489
                                                                     =========


The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES
                         (Development stage enterprise)

                 CONSOLIDATED STATEMENT OF INCOME FOR THE PERIOD
                      FROM JUNE 24 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1998

                            Thousands of U.S. dollars



General and administrative expenses                                       $(30,168)
Interest income                                                              1,194
Other income                                                                   441
Foreign exchange loss on remeasurement of financial statements              (2,474)

Loss before income tax                                                     (31,007)

Current income tax                                                            (321)

Loss for the period                                                       $(31,328)
                                                                          ========


The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES
                         (Development stage enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM JUNE 24 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1998

                            Thousands of U.S. dollars



Cash flows from operating activities:

Loss for the period                                                                        $ (31,328)
                                                                                           ---------

Adjustment to reconcile loss to net cash used in operating activities:

Not affecting resources:
Depreciation and amortization                                                                     78
Foreign exchange loss on remeasurement of financial statements                                 2,474

Recoverable value added tax                                                                   (9,443)
Other accounts receivable                                                                       (341)
Prepaid advertising                                                                              (67)
Other current assets                                                                            (217)
Other accounts payable and accrued expenses                                                    5,432
Income tax payable                                                                               321
                                                                                           ---------

Total adjustments                                                                             (1,763)
                                                                                           ---------

Net cash used in operating activities                                                        (33,091)
                                                                                           ---------

Cash flows from investing activities:

Acquisition of property, furniture and telecommunications equipment                              (77)
Public telecommunications network concession                                                (233,530)
                                                                                           ---------

Net cash used in investing activities                                                       (233,607)
                                                                                           ---------

Cash flows from financing activities:

Capital stock issued                                                                         300,000
                                                                                           ---------

Net cash provided by financing activities                                                    300,000
                                                                                           ---------

Effect of exchange rate change on cash                                                        (2,989)
                                                                                           ---------

Cash and cash equivalents at end of period                                                 $  30,313
                                                                                           =========


Supplemental disclosures of cash flow information:

Income taxes paid                                                                          $      --
Interest paid (net of amount capitalized)                                                         14
Prepaid advertising contracted with notes payable                                              5,941
Property, furniture and telecommunications equipment acquired through financing              132,297


The accompanying notes are an integral part of these financial statements.

                    PEGASO TELECOMUNICACIONES, S. A. DE C. V.
                         (Development stage enterprise)

                    STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                   PERIOD FROM JUNE 24 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1998

                            Thousands of U.S. dollars



                                                               Accumulated
                                                             deficit incurred
                                           Capital           in development
                                            stock                 stage                 Total
                                          ---------          ----------------         ---------
Issuance of stock at inception
on June 24, 1998                          $      11                                   $      11

Additional capital stock
issued on June 30 and
September 28, 1998                          299,989                                     299,989

Loss for the period                                             $ (31,328)              (31,328)

Balances at December 31, 1998             $ 300,000             $ (31,328)            $ 268,672
                                          =========             =========             =========


The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES
                         (Development stage enterprise)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                (Amounts expressed in thousands of U.S. dollars)



NOTE 1 - OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES:

Pegaso Telecomunicaciones, S. A. de C. V. (Telecomunicaciones) (a development stage enterprise), a Mexican holding company, was incorporated on June 24, 1998, for a duration of 99 years. At December 31, 1998, the stockholders and their participation in Telecomunicaciones were as follows:


        Stockholder                                     Participation (%)
        -----------                                     -----------------
Mexican stockholders:
Corporativo del Valle de Mexico, S. A. de C. V               10.00
Pegaso Comunicaciones y Servicios, S. A. de C. V              9.66
Alejandro Burillo Azcarraga                                   5.34

Foreign stockholders:
Qualcomm PCS Mexico, Inc.                                    33.33
International Equity Investments, Inc.                       18.33
LAIF X, Ltd.                                                 16.67
NI Media Equity, LLC                                          6.67
                                                            ------
                                                            100.00
                                                            ======

Up to September 23, 1998, Qualcomm PCS Mexico, Inc. was a wholly owned subsidiary of Qualcomm Incorporated (Qualcomm). On that date, as a consequence of Qualcomm's spin-off of Leap Wireless International (Leap Wireless), Qualcomm transferred the Qualcomm PCS Mexico, Inc. shares to Leap Wireless.

At December 31, 1998, Telecomunicaciones and its subsidiaries (collectively, the "Company") held 100% of the capital stock of the following Mexican subsidiaries:


          Company                                                 Business
          -------                                                 --------
Pegaso PCS, S. A. de C. V. (PCS)                       Scheduled to provide telephone
                                                       services to the general public.

Pegaso Recursos Humanos, S. A. de C. V.                Provides administrative services
(Recursos Humanos)                                     to affiliated companies.




Pegaso Comunicaciones y Sistemas, S. A. de C. V.       Holds the concessions and the
(Comunicaciones y Sistemas)                            telecommunications equipment for
                                                       telephone services to be
                                                       provided by PCS.

The Company is engaged in providing nationwide telephone services in Mexico, for which Comunicaciones y Sistemas holds the concessions granted by the Ministry of Communications (Secretaria de Comunicaciones y Transportes) (SCT) on October 7, 1998. At the date of issuance of these consolidated financial statements, the Company was in the development stage.

Activities during the development stage are primarily developing the telecommunication network and in organizing the administrative structure to provide telephone services.

The concession includes the rights to install, operate and exploit a nationwide public telecommunications network for a period of up to 20 years, with an option for the Company to extend the concession at the end of the 20-year period. See
Note 5.

The Company's development from the date of incorporation has been financed by capital contributions made by the stockholders and through two lines of credit with a limit of $590,000. See Note 6. These lines of credit are collateralized by all Company properties, rights and assets. The recoverability of the Company's investment is dependent upon future events, including, but not limited to, the stability of the Mexican economic environment, obtaining adequate financing for the Company's development program and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include to the adjustment and remeasurement of the Mexican peso consolidated financial statements prepared in conformity with accounting principles generally accepted in Mexico. Such financial statements constitute a suitable basis for adjustment and remeasurement into US Dollars and for purposes of expressing them in conformity with accounting principles generally accepted in the United States of America.

Following are the significant accounting policies, as adjusted:

a.    Consolidation:

      The accompanying financial statements include the accounts of Telecomunicaciones and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


b.    Cash Equivalents:

      Cash equivalents are recorded at cost, which approximates market value, and include all investments purchased with original maturities of three months or less.

c.    Property, Furniture and Telecommunications Equipment:

      Property, furniture and telecommunications equipment are recorded at cost.

      Depreciation is calculated by the straight-line method, based on the estimated useful lives of said items, ranging from three to ten years. See
      Note 4.

      Leasehold improvements are capitalized at cost and the corresponding amortization is calculated by the straight-line method, based on the lease period.

d.    Public Telecommunications Network Concession:


      The public telecommunications network concession includes the cost of the radio-electric frequency band concession, and is recorded at cost.

e.    Income Taxes:

      Current income tax is the amount of income tax expected to be payable for the current period. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established for deferred tax assets not expected to be realized.


f.    Employee Benefits:

      Seniority premiums, to which employees are entitled upon termination of employment after fifteen years of service, are recognized as expenses of the years in which the services are rendered. Because the Company is in the development stage, this effect is not significant, and therefore no liability has been recognized.


      Severance obligations to personnel for dismissal or death are charged to income in the period incurred.


g.    Translation:

      For the purposes of translating its Mexican peso financial statements to U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, the Company considers its functional currency to be the U.S. dollar, since substantially all its costs and all its financing are incurred in U.S. dollar. Monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets are translated at historical rates. The resulting remeasurement gains or losses are included in the statement of income.


      As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy. The Company is currently evaluating the functional currency and a possible change from the U.S. dollar to local currency (the Mexican peso).


h.    Capitalized Interest Cost:

      Property, furniture and telecommunications equipment, as well as the public telecommunications network concession, include the capitalization of the interest costs related to their acquisition.

i.    Advertising Costs:

      Television advertising time purchased in advance is expensed when the advertising time is used. All other advertising costs are expensed as incurred.


j.    Long-lived Assets:

      The Company assesses potential impairments of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows, grouped at the lowest identifiable level where the cash flows are independent of cash flows generated by other groups, is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.


k.    Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


l.    New Accounting Requirements:

      The Company adopted the provision of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC). In accordance with this pronouncement, all start-up activities and organization costs incurred in 1998 were expensed and are included within general and administrative expenses in the consolidated statement of income.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) issued by the Financial Accounting Standards Board (FASB). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the period ended December 31, 1998, the Company has not generated components of other comprehensive income.


The AcSEC issued the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in March 1998. The statement is effective for fiscal periods beginning after December 15, 1998, with earlier application encouraged. SOP 98-1 provides authoritative guidance for the capitalization of external direct costs of materials and services, payroll costs for employees devoting time to software projects, and interest costs. The Company does not expect the adoption of SOP 98-1 to significantly impact the financial statements.


On June 15, 1998, the FASB issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133). This statement establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. Upon the statement's initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities, and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. The Company is not currently involved in derivative or hedging activities. As a result, management does not believe that the adoption of this statement will significantly impact the financial statements of the Company.



NOTE 3 - TRANSACTIONS AND BALANCES WITH AFFILIATED COMPANIES AND OTHER RELATED
PARTIES:

On the next page is a summary of the main transactions and balances with affiliated companies and other related parties for the period ended December 31, 1998.

                                                       Transactions for
                                                       the period ended        Balance at
                                                      December 31, 1998     December 31, 1998
                                                      -----------------     -----------------
Equipment purchases from Qualcomm                         $80,100(1)
Interest on advances from stockholders                      1,697
Professional fees charged by stockholders                     586
Advertising services from Grupo Televisa, S. A              6,256               $ 5,941(2)
Rent payments to stockholders                                  40


(1)   Qualcomm ceased being an affiliated company on September 23, 1998 (see
      Note 1).

(2) This amount is reflected as notes payable to affiliated company in the consolidated balance sheet. Equal principal amounts are payable on a quarterly basis up to September 15, 1999. These notes are non-interest bearing.


NOTE 4 - PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT:

                                                                                       Annual
                                                                                 depreciation rate
                                                                                         (%)
                                                                                 -----------------
Furniture and equipment                                     $     630                    10
Computer equipment                                                156                    30
Transportation equipment                                          248                    25
Leasehold improvements                                            969                    30
                                                            ---------
                                                                2,003

Accumulated depreciation and amortization                         (78)
                                                            ---------

                                                                1,925

Land                                                               85
Telecommunications equipment in the process of
installation                                                  104,874
Construction in progress                                        2,234
Advance payments to Alcatel Indetel Industria de
Telecomunicaciones, S. A. de C. V. (Alcatel)                   11,478
Advance payments to Qualcomm                                    9,023
Advance payments to other suppliers                             2,677
                                                            ---------
                                                            $ 132,296
                                                            =========

Telecommunications equipment in the process of installation includes $3,114 of capitalized interest.

NOTE 5 - PUBLIC TELECOMMUNICATIONS NETWORK CONCESSION:

On October 7, 1998, the Company obtained the concession to frequency bands of the radio-electric spectrum to provide nationwide wireless fixed and mobile access telecommunications services. The cost of the concession shown in the consolidated balance sheet includes $1,278 of capitalized interest.

Concessions include the rights to provide the following:

-     Fixed or mobile wireless telephone service.

- Transmission or reception of signals, images, voice, sounds or information of any nature through the network, and additional services authorized by the SCT.

-     Access to data networks, videos, audio and videoconferences.

The concession agreements contain the following financial covenants:

a.    The minimum capital stock must be $120,000.

b.    The ratio of total liabilities to stockholders' equity should not exceed
      2.78 during the first five years of operations.

At December 31, 1998, these covenants were satisfactorily complied with.


NOTE 6 - FINANCING CONTRACTS:

The Company has entered into certain agreements for the acquisition of telecommunications equipment, services, and installation consultancy. These commitments will be covered through the financing contracts which are summarized on the next page.


Equipment supplier                   Financing agent                       Maximum amount
------------------                   ---------------                       --------------
Qualcomm                       Qualcomm managed by
                               ABN AMRO Bank N. V                            $310,000(1)

Alcatel                        Syndicated loan managed
                               by Citibank International, Plc                 280,000(2)
                                                                             --------
                                                                             $590,000
                                                                             ========

(1) This line of credit is to be utilized as follows:


   Credit                                    Term                            Maximum amount
   ------                                    ----                            --------------
Credit 1                       From the date of authorization to
                               December 31, 2000                                $200,000
Credit 2                       From January 1, 2001 to
                               December 31, 2002                                  90,000
Additional credit              From the date of authorization to
                               December 31, 2002                                  20,000
                                                                                --------
                                                                                $310,000
                                                                                ========


Advances under credits 1 and 2 are composed of "A" and "B" tranches. Tranche "A", which is for the financing of equipment purchases, is being provided by the Export Import Bank of the United States (EXIM Bank) and is subject to interest at the LIBOR plus 1.5 points. Tranche "B" is for the financing of customs duties (excluding value added taxes) and transportation costs and is subject to interest at the LIBOR plus 4.5 points. Interest is to be paid at various intervals ranging from monthly to biannually, depending upon which credit and tranche the amount has been disbursed from.


At December 31, 1998, no advances have been made under this line of credit. The short term trade payables balance shown in the consolidated balance sheet includes liabilities of $72,521 and $32,868 payable to Qualcomm and Qualcomm Wireless Services (Mexico), S. A. de C. V., respectively. These dollar-denominated amounts are expected to be paid through advances on the line-of-credit facilities.


(2) This line of credit is to be utilized as follows:


   Credit                                   Term                            Maximum amount
   ------                                   ----                            --------------
Credit 1                       From the date of authorization to
                               December 31, 2000                                $170,000
Credit 2                       From January 1, 2001 to
                               December 31, 2002                                 100,000
Additional Credit              From the date of authorization to
                               December 31, 2000                                  10,000
                                                                                --------
                                                                                $280,000
                                                                                ========

These loans are subject to interest at the Eurodollar rate (5.2 % at December 31, 1998) plus 4.5 points, adjusted monthly. The interest is to be paid on a quarterly basis. At December 31,1998, $19,090 was outstanding under this line of credit (Credit 1) and is included in long-term bank loans. This amount will be paid as follows:


December 31,                                                              Amount
------------                                                              ------
    2002                                                                 $ 3,818
    2003                                                                   5,727
    2004                                                                   9,545
                                                                         -------
                                                                         $19,090
                                                                         =======

Principal payments of "A" and "B" tranches of credit managed by ABM AMRO Bank N.
V. will be negotiated in good faith and must be agreed upon by both the parties prior to disbursement. Principal payment for other lines of credit will be made on the dates and in the proportions shown below:


                                                              Portion payable on December 31,
                                 -------------------------------------------------------------------------------------
  Year in which the
disbursement was made            2002             2003             2004           2005            2006            2007
---------------------            ----             ----             ----           ----            ----            ----
    1998 and 1999                 20%              30%             50%
         2000                                      20%             30%             50%
         2001                                                      20%             30%             50%
         2002                                                                      20%             30%             50%


In order to collateralize the obligations derived from the financing contracts, the Company has pledged all properties, rights and assets, as described in Note 1.

The lines of credit establish the following main obligations and restrictions for the Company:

a. Disbursements from the lines of credit should be utilized only for the acquisition of telecommunication equipment from Qualcomm and Alcatel.

b. The capital stock should be increased by two contributions of $50,000 each, by July 31, 1999 and on August 30, 2000, respectively.

c. Neither dividend payments nor capital distributions should be made during the loan periods.


NOTE 7 - STOCKHOLDERS' EQUITY:

Telecomunicaciones was incorporated on June 24, 1998, with a contribution of $11 for the subscription of 100,000 common shares, each with a par value of one Mexican peso.

On June 30, 1998, the Company exchanged the original 100,000 common shares for 1,000 shares with no par value. On the same date, the Company received from its stockholders $1 in exchange for the issuance of an additional 200 common shares.

On September 28, 1998, the Company received $299,988 in exchange for the issuance of 7,499,388 Series "A", Class II shares, 7,199,412 Series "B", Class II shares, and 15,300,000 Series "N" Class II shares.

At December 31, 1998, the authorized capital stock is 30,000,000 no-par-value shares, all of which are issued and outstanding, as follows:


 Number of
  shares                            Description                                  Amount
----------                          -----------                                 --------
                      Class I (fixed minimum portion):
       612            Series A                                                  $      6
       588            Series B                                                         6

                      Class II (variable portion):
 7,499,388            Series A                                                    74,994
 7,199,412            Series B                                                    71,994
15,300,000            Series N                                                   153,000
----------                                                                      --------
30,000,000                                                                      $300,000
==========                                                                      ========


Series "N", Class "II" shares have limited voting rights.

In the event of a capital stock reduction, the portion of capital stock exceeding contributions made is subject to income tax, payable by the Company, equivalent to 53.85% of such excess.


NOTE 8 - INCOME TAX, ASSET TAX AND EMPLOYEES' STATUTORY PROFIT SHARING:

For the period ended December 31, 1998, Telecomunicaciones generated a net tax loss of $4,976 and two of its subsidiaries a net tax loss of $8,394. The other subsidiary, Recursos Humanos, had taxable income of $944 and as a result, the Company has recognized a current tax provision of $321 in the consolidated financial statements. The Company has obtained authorization from the Treasury Ministry (Secretaria de Hacienda y Credito Publico) (SHCP) to determine its income tax and asset tax on a consolidated basis starting in 1999.

The tax loss carryforwards of $13,370 can be inflation indexed by applying the Mexican National Consumer Price Index from the date on which losses arise through the date of their utilization. Such restated tax loss carryforwards can be offset against future taxable profits, and expire in the year 2008.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows:


Interest and consultancy fees capitalized                              $ (4,978)
Preoperating expenses                                                    13,706
Tax loss carryforwards                                                   13,370
                                                                       --------
                                                                       $ 22,098
                                                                       ========

The statutory income tax rate for 1998 was 34%. The following items represent the principal differences between income taxes computed at the statutory tax rate and the Company's provision for income taxes for the period ended December 31, 1998:


Tax at statutory rate                                                      (34%)
Foreign exchange loss on remeasurement of financial statements               3%
Permanent items, including inflationary effects                              7%
Interest and consultancy fees capitalized                                   (5%)
Preoperating expenses                                                       15%
Valuation allowance                                                         15%
                                                                           ---
Effective income tax rate                                                    1%
                                                                           ===


Asset tax is determined by applying the rate of 1.8% to the net amount of certain assets and liabilities, and is payable only when asset tax exceeds income tax due. For the period ended December 31, 1998, the Company was not subject to the payment of asset tax.

For the period ended at December 31, 1998, the Company was not subject to the payment of employees' statutory profit sharing.

NOTE 9 - COMMITMENTS:

As of December 31,1998, the Company is leasing offices and other spaces related to its activity, under operating agreements expiring through 2003. Future minimum lease payments under such leases amount to approximately $8,158, as follows:

                   Year                                 Amount
                   ----                                 ------
                   1999                                $2,490
                   2000                                 1,743
                   2001                                 1,429
                   2002                                 1,407
                   2003                                 1,089
                                                       ------
                                                       $8,158
                                                       ======

Lease payments for the period ended December 31,1998 recorded in the Statement of Income amounted to $824.

NOTE 10 - FINANCIAL INSTRUMENTS:

The fair value of the Company's cash and cash equivalents, recoverable taxes, other accounts receivable, trade payables, income taxes and other accounts payable and accrued expenses approximate the carrying value due to the short-maturity of these instruments.

The estimated fair value and carrying value of other financial instruments at December 31, 1998 are as follows:


                                                    Carrying              Fair
                                                      value               value
                                                    --------             -------
Notes payable to affiliated company                  $ 5,941             $ 5,823
Long-term bank loans                                  19,090              19,090

                                  EXHIBIT INDEX


      EXHIBIT                                                                                   SEQUENTIAL
        NO.                              DESCRIPTION                                           NUMBERED PAGES
      -------                            -----------                                           --------------
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

      10.16(1) Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers

      10.17(4)    Loan Agreement, dated as of September 28, 1998, between Pegaso
                  Comunicaciones y Servicios, S.A. de C.V. and the Registrant

      EXHIBIT                                                                                   SEQUENTIAL
        NO.                              DESCRIPTION                                           NUMBERED PAGES
      -------                            -----------                                           --------------
      10.18(4)    Promissory Note, executed September 25, 1998, by Pegaso
                  Comunicaciones y Servicios, S.A. de C.V. in favor of the
                  Registrant

      10.19(4) Pledge Agreement, dated as of September 28, 1998, by and between Pegaso Comunicaciones y Servicios, S.A. de C.V., the
                  Registrant and the other parties thereto

      21.1(1)     Subsidiaries of the Registrant

      23.1(5)     Consent of Independent Accountants relating to report dated
                  November 19, 1998 (Leap Wireless International, Inc.)

      23.2(5)     Consent of Independent Accountants relating to report dated
                  February 25, 1999 except as to Note 14 b) which is as of March
                  16, 1999 (Chilesat Telefonia Personal S.A.)

      23.3(5)     Consent of Independent Accountants relating to report dated
                  April 30, 1999 (Orrengrove Investments Ltd.)

      23.4(5)     Consent of Independent Accountants relating to report date
                  February 15, 1999 (Pegaso Telecomunicaciones, S.A. de C.V.)

      27.1(4)     Financial Data Schedule


--------------------

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

      (5)   Filed with this Amendment No. 2.