Form 10-Q
period 1999-05-31
LEAP WIRELESS INTERNATIONAL INC
filed 1999-07-15
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1999 or

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

                                 (858) 882-6000
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days. Yes   X   No
                                                  -----    -----

        The number of shares of registrant's common stock outstanding on July 9, 1999 was 18,232,103.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                MAY 31, 1999    AUGUST 31, 1998
                                                                (UNAUDITED)       (RESTATED)
                                                                 ---------        ---------
ASSETS

Cash and cash equivalents                                        $  23,527        $      --
Accounts receivable - net                                            1,523               --
Inventories                                                          1,421               --
Recoverable taxes                                                    3,308               --
Other current assets                                                 1,770               --
                                                                 ---------        ---------
   Total current assets                                             31,549               --
                                                                 ---------        ---------

Property, plant and equipment - net                                125,761               --
Investments in unconsolidated wireless operating companies         123,254           97,719
Loans receivable from unconsolidated wireless
   operating company                                                    --           27,968
Other loans receivable                                               7,768           25,227
Intangible assets                                                   66,621            6,838
Deposits and other assets                                           11,151               --
                                                                 ---------        ---------
   Total assets                                                  $ 366,104        $ 157,752
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                         $  10,270        $   5,789
Loans payable to banks                                              16,657            9,000
Current portion of long-term debt                                   33,727               --
                                                                 ---------        ---------
   Total current liabilities                                        60,654           14,789
                                                                 ---------        ---------

Long-term debt                                                     152,306               --
Other liabilities                                                    9,207               --
                                                                 ---------        ---------
   Total liabilities                                               222,167           14,789
                                                                 ---------        ---------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares
    $.0001 par value, no shares issued and outstanding                  --               --
  Common stock - authorized 75,000,000 shares;
     $.0001 par value, 18,098,984 shares issued
     and outstanding                                                     2               --
   Additional paid-in capital                                      288,953               --
   Former parent company's investment                                   --          197,598
   Deficit accumulated during the development stage               (142,302)         (52,283)
   Accumulated other comprehensive loss                             (2,716)          (2,352)
                                                                 ---------        ---------
     Total stockholders' equity                                    143,937          142,963
                                                                 ---------        ---------
     Total liabilities and stockholders' equity                  $ 366,104        $ 157,752
                                                                 =========        =========



          See accompanying notes to consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED             NINE MONTHS ENDED       FOR THE PERIOD
                                                  MAY 31,                       MAY 31,           SEPTEMBER 1, 1995
                                          -----------------------       -----------------------    (INCEPTION) TO
                                            1999           1998           1999           1998        May 31, 1999
                                          --------       --------       --------       --------   -----------------
                                                        (Restated)                    (Restated)      (Restated)
Equity in net loss of unconsolidated
   wireless operating companies           $(40,657)      $ (7,672)      $(78,917)      $(11,132)      $(106,398)
General and administrative expenses         (6,216)        (3,408)       (14,765)        (5,577)        (40,410)
Interest income                              2,522             --          7,901             --           8,744
Interest expense                            (2,326)            --         (4,238)            --          (4,238)
                                          --------       --------       --------       --------       ---------
   Net loss                                (46,677)       (11,080)       (90,019)       (16,709)       (142,302)

Other comprehensive loss:
  Cumulative translation adjustment           (202)          (695)          (364)        (1,858)         (2,716)
                                          --------       --------       --------       --------       ---------
Comprehensive loss                        $(46,879)      $(11,775)      $(90,383)      $(18,567)      $(145,018)
                                          ========       ========       ========       ========       =========

Basic and diluted net loss
   per common share (Note 2)              $  (2.60)      $  (0.63)      $  (5.06)      $  (0.95)      $   (8.05)
                                          ========       ========       ========       ========       =========

Shares used to calculate
   basic and diluted net loss
   per common share (Note 2)                17,952         17,648         17,794         17,648          17,677
                                          ========       ========       ========       ========       =========


          See accompanying notes to consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   NINE MONTHS ENDED         FOR THE PERIOD
                                                                                         MAY 31,            SEPTEMBER 1, 1995
                                                                                ------------------------     (INCEPTION) TO
                                                                                  1999            1998        May 31, 1999
                                                                                ---------       --------    -----------------
                                                                                               (RESTATED)       (RESTATED)
Operating activities:
  Net loss                                                                      $ (90,019)      $(16,709)      $(142,302)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                                  408             --             408
       Equity in net loss of unconsolidated wireless
         operating companies                                                       78,917         11,132         106,398
       Interest accrued to loans receivable and payable - net                      (3,083)            --          (3,926)
       Changes in assets and liabilities, net of effects from acquisition:
         Deposits and other assets                                                 (9,452)            --          (9,452)
         Accounts payable and accrued liabilities                                   1,151             --           6,940
         Other liabilities                                                         (1,712)         2,897          (1,712)
                                                                                ---------       --------       ---------
Net cash used in operating activities                                             (23,790)        (2,680)        (43,646)
                                                                                ---------       --------       ---------
Investing activities:
  Purchase of property, plant and equipment                                        (3,060)            --          (3,060)
  Investments in unconsolidated wireless
    operating companies                                                           (78,984)       (14,703)       (194,428)
  Loans to unconsolidated wireless
    operating companies                                                           (28,625)       (11,633)        (93,085)
  Loan receivable to related party                                                (17,500)            --         (17,500)
  Repayment of loan receivable from related party                                  17,500             --          17,500
  Acquisitions, net of cash acquired                                              (26,942)          (564)        (27,506)
  Purchase of wireless telecommunications licenses                                   (689)            --          (6,963)
                                                                                ---------       --------       ---------
Net cash used in investing activities                                            (138,300)       (26,900)       (325,042)
                                                                                ---------       --------       ---------
Financing activities:
  Proceeds from loans payable to banks                                              6,720             --          15,720
  Borrowings under credit agreement                                                99,721             --          99,721
  Repayment of borrowings under credit agreement                                  (17,500)            --         (17,500)
  Issuance of common stock                                                          1,408             --           1,408
  Former parent company's investment                                               95,268         29,580         292,866
                                                                                ---------       --------       ---------
Net cash provided by financing activities                                         185,617         29,580         392,215
                                                                                ---------       --------       ---------
Net increase in cash and cash equivalents                                          23,527             --          23,527
Cash and cash equivalents at beginning of period                                       --             --              --
                                                                                ---------       --------       ---------
Cash and cash equivalents at end of period                                      $  23,527       $     --       $  23,527
                                                                                =========       ========       =========


          See accompanying notes to consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED     FOR THE PERIOD
                                                                                     MAY 31,       SEPTEMBER 1, 1995
                                                                             -------------------    (INCEPTION) TO
                                                                               1999         1998     May 31, 1999
                                                                             --------       ----       --------
                                                                                         (RESTATED)   (RESTATED)
Supplemental disclosure of non-cash investing and financing activities:
   Loans to unconsolidated wireless operating
    companies converted to equity investment                                 $ 50,196       $ --       $ 50,196
   Deferred charge for credit agreement fee due on long-term debt            $  5,300       $ --       $  5,300
   Repurchase of stock purchase warrant                                      $  5,355       $ --       $  5,355

Supplemental disclosure of cash used for acquisitions:
  Total purchase value                                                       $ 43,699       $564       $ 44,263
  Note payable issued at present value                                        (15,699)        --        (15,699)
  Cash acquired                                                                (1,058)        --         (1,058)
                                                                             --------       ----       --------
  Cash used for acquisitions                                                 $ 26,942       $564       $ 27,506
                                                                             ========       ====       ========


          See accompanying notes to consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              DEFICIT
                                                        COMMON                    FORMER     ACCUMULATED   ACCUMULATED
                                                        STOCK        ADDITIONAL   PARENT     DURING THE        OTHER
                                               -------------------    PAID-IN    COMPANY'S   DEVELOPMENT  COMPREHENSIVE
                                                 SHARES     AMOUNT    CAPITAL    INVESTMENT     STAGE      INCOME (LOSS)  TOTALS
                                               ----------   ------   ---------   ---------    ---------       -------    ---------
Balance at September 1, 1995 (inception)               --    $ --    $      --   $      --    $      --       $    --    $      --
  Transfers from former parent                         --      --           --         285           --            --          285
  Net loss                                             --      --           --          --         (396)           --         (396)
                                               ----------    ----    ---------   ---------    ---------       -------    ---------
Balance at August 31, 1996                             --      --           --         285         (396)           --         (111)
  Transfer from former parent                          --      --           --      47,193           --            --       47,193
  Net loss (restated)                                  --      --           --          --       (5,154)           --       (5,154)
  Foreign currency translation adjustment              --      --           --          --           --            60           60
                                               ----------    ----    ---------   ---------    ---------       -------    ---------
Balance at August 31, 1997                             --      --           --      47,478       (5,550)           60       41,988
  Transfers from former parent                         --      --           --     150,120           --            --      150,120
  Net loss (restated)                                  --      --           --          --      (46,733)           --      (46,733)
  Foreign currency translation adjustment              --      --           --          --           --        (2,412)      (2,412)
                                               ----------    ----    ---------   ---------    ---------       -------    ---------
Balance at August 31, 1998                             --      --           --     197,598      (52,283)       (2,352)     142,963
September 1, 1998 to May 31, 1999
   (Unaudited):                                                                                                                 --
  Transfers from former parent                         --      --           --      95,268           --            --       95,268
  Distribution by former parent                17,647,685       2      292,864    (292,866)          --            --           --
  Repurchase of warrant                                --      --       (5,355)         --           --            --       (5,355)
  Issuance of common stock                        451,299      --        1,444          --           --            --        1,444
  Net loss                                             --      --           --          --      (90,019)           --      (90,019)
  Foreign currency translation adjustment              --      --           --          --           --          (364)        (364)
                                               ----------    ----    ---------   ---------    ---------       -------    ---------

Balance at May 31, 1999 (Unaudited):           18,098,984    $  2    $ 288,953   $      --    $(142,302)      $(2,716)   $ 143,937
                                               ==========    ====    =========   =========    =========       =======    =========


          See accompanying notes to consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. THE COMPANY

The Company

     Leap Wireless International, Inc. (the "Company" or "Leap Wireless"), a Delaware corporation, was incorporated on June 24, 1998 as a wholly owned subsidiary of QUALCOMM Incorporated ("QUALCOMM"). On September 23, 1998 (the "Distribution Date"), QUALCOMM distributed all of the outstanding shares of common stock of the Company to QUALCOMM's stockholders as a taxable dividend (the "Distribution"). In connection with the Distribution, one share of the Company's common stock was issued for every four shares of QUALCOMM common stock outstanding on September 11, 1998. Following the Distribution, the Company and QUALCOMM operate as independent companies.

     The Company's business strategy is to manage, support, operate and otherwise participate in Code Division Multiple Access ("CDMA") based wireless telecommunications businesses and ventures in emerging international markets and in the United States.

The Distribution

     In connection with the Distribution, QUALCOMM transferred to the Company its equity interests in the following domestic and international emerging wireless telecommunications operating companies: Pegaso Telecomunicaciones, S.A. de C.V. (Mexico), Metrosvyaz Limited (Russia), Orrengrove Investments Limited (Russia), Chilesat Telefonia Personal, S.A. (Chile), Chase Telecommunications Holdings, Inc. (United States), OzPhone Pty. Ltd. (Australia), and certain other development stage businesses (collectively, the "Leap Wireless Operating Companies"). The Company and QUALCOMM also agreed that, if certain events occur within 18 months after the Distribution, QUALCOMM will transfer to the Company its equity interests and working capital loan related to Telesystems of Ukraine ("TOU"), a wireless telecommunications company in Ukraine. To date, these conditions have not been satisfied. In connection with the Distribution, QUALCOMM also transferred to the Company cash and certain indebtedness of the Leap Wireless Operating Companies owed to QUALCOMM, as well as certain miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by QUALCOMM to the Company in connection with the Distribution was approximately $236 million.

     In May 1999, QUALCOMM sold its CDMA wireless infrastructure division to Telefonaktiebolaget LM Ericsson (pbl) ("Ericsson"). As a result, Ericsson and its subsidiaries will become primary suppliers of network infrastructure equipment to Leap Wireless and its operating companies. In connection with the sale, Ericsson assumed most of QUALCOMM's obligations to Leap Wireless and its operating companies under existing infrastructure supply agreements.

Basis of Presentation

     The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business, as restated. Certain prior period amounts have been reclassified to conform to the current period presentation. In the second quarter of fiscal 1999, to accommodate the different fiscal periods of the Company and its foreign operating companies, the Company extended the lag for recognition of its share of net earnings or losses of such foreign companies from one month to two months. The effect of this change on previously reported amounts was not significant.

Restatement

     The Company adopted the equity method of accounting for its investment in Chase Telecommunications Holdings, Inc., a development stage company, in the third quarter of fiscal 1999.

Accordingly, all prior periods presented in these financial statements have been adjusted retroactively in accordance with generally accepted accounting principles to give effect to the equity method of accounting. See Note 4.

Interim Financial Statements

     The accompanying interim consolidated financial statements have been prepared by Leap Wireless without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as amended. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The cost of these investments approximates fair value.

Accounts Receivable

     The Company records an allowance for uncollectable accounts receivable with respect to those amounts estimated not to be recoverable.

Inventories

     Inventories are comprised of handsets and accessories not yet placed into service which are stated at the lower of historical cost, determined under a first-in, first-out unit flow assumption, or market.

Recoverable Taxes

     Recoverable taxes relate to value added taxes (VAT) incurred on the supply of goods and services which are eventually borne by the final consumer. VAT payments made by the Company on the buildout of its wireless telecommunications networks are recovered in cash from customers as service is provided.

Property, plant and equipment

     Property, plant and equipment are recorded at acquisition cost. Constructed assets are recorded at cost plus capitalized interest and direct costs incurred during the construction phase. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, ranging from two to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

     Intangible assets, primarily telecommunications licenses and rights to telecommunications network systems, are recorded at cost and amortized over their estimated useful lives upon commencement of commercial service, which currently range from ten to twenty-eight years.

Basic and Diluted Net Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which the Company has adopted to compute the basic and diluted net loss per common share amount for the three and nine months ended May 31, 1999 and 1998, respectively.

     The basic and diluted net loss per common share for the three and nine months ended May 31, 1999 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 17,952,373 and 17,794,358, respectively. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at Distribution were outstanding for the periods prior to Distribution. Stock options for 5,926,945 common shares, the conversion of QUALCOMM's Trust Convertible Preferred Securities which are convertible into 2,271,060 shares of the Company's Common Stock, and the exercise of a warrant issued to QUALCOMM for 4,500,000 shares of the Company's Common Stock have not been considered in calculating basic and diluted net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share are the same.

Reporting Comprehensive Income (Loss)

     Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". This statement requires the Company to report in the financial statements, in addition to net income (loss), comprehensive income (loss) and its components. Prior period financial statements have been adjusted to conform to the requirements of FAS 130.

NOTE 3. ACQUISITION OF CHILESAT TELEFONIA PERSONAL, S.A.

    On April 19, 1999, a wholly owned subsidiary of Leap Wireless acquired all of the shares of Chilesat Telefonia Personal, S.A. ("Chilesat") that it did not already own from Telex-Chile S.A. and its operating affiliate, Chilesat S.A. (collectively "Telex-Chile"). Chilesat, a Chilean corporation that holds a license to offer wireless telephone services, has deployed and is operating a nationwide wireless telephone system in Chile. Prior to the acquisition, the Company's wholly owned subsidiary, Inversiones Leap Wireless Chile S.A. ("Inversiones"), owned 50% of the shares of Chilesat.

    Inversiones acquired the remaining 50% of the shares of Chilesat from Telex-Chile for $28 million in cash and a $22 million, non-interest bearing note payable to Telex-Chile due on May 11, 2002. The present value of the $22 million non-interest bearing note payable to Telex-Chile is approximately $15.7 million. Therefore, the total estimated fair value of the acquisition was $43.7 million, of which approximately $41 million has been allocated to intangible assets, primarily telecommunications licenses and rights to telecommunications network systems. The Company obtained $28 million for the cash payment to Telex-Chile through additional borrowings under its credit agreement with QUALCOMM.

     The Company consolidated the balance sheet of Chilesat as of May 31, 1999 due to its acquisition of the remaining 50% of the shares of Chilesat in April 1999. The Company has adopted a two-month lag for the recognition of the Company's share of net earnings and losses of Chilesat. As such, the Company will fully consolidate Chilesat's results of operations commencing July 1, 1999.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on September 1, 1997 (in thousands):

                                                 NINE MONTHS ENDED MAY 31,
                                               -----------------------------
                                                 1999                1998
                                               ---------          ----------
Revenues                                       $   3,670          $       --
                                               =========          ==========

Net loss                                       $(109,001)         $  (22,229)
                                               =========          ==========

Pro forma basic and diluted
   net loss per common share                   $   (6.13)         $    (1.26)
                                               =========          ==========

     These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTE 4. INVESTMENTS AND LOANS TO LEAP WIRELESS OPERATING COMPANIES

     The Company and its consolidated subsidiaries have equity interests in companies that directly or indirectly hold wireless telephone licenses. Its participation in each company differs and, except for Chilesat, the Company does not have majority interests in such companies. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of lenders and the other participants, over which the Company has no control. The Company and its consolidated subsidiaries have investments in the Leap Wireless Operating Companies consisting of the following:

                                                         PERCENTAGE OF OWNERSHIP
                                                         -----------------------
                                                           MAY 31,  AUGUST 31,
                                                            1999       1998
                                                           -------  ----------
EQUITY INVESTEE
  Chase Telecommunications Holdings, Inc. (U.S.)             7.2%      7.2%
  Chilesat Telefonia Personal, S.A. (Chile)                  100%       50%
  Pegaso Telecomunicaciones, S.A. de C.V. (Mexico)            33%       49%
  Metrosvyaz Limited (Russia)                                 50%       50%
  Orrengrove Investments Limited (Russia)                     50%       50%

     Condensed financial information for the Leap Wireless Operating Companies accounted for under the equity method is summarized as follows (in thousands):


                                                                MAY 31, 1999
                                           -----------------------------------------------------
                                             U.S.          MEXICO         RUSSIA         TOTAL
                                           ---------      ---------      --------      ---------
Current assets                             $   6,020      $  26,526      $ 39,857      $  72,403
Non-current assets                            79,770        387,379        33,077        500,226
Current liabilities                           (6,630)       (67,448)       (8,601)       (82,679)
Non-current liabilities                     (135,583)       (96,752)      (23,512)      (255,847)
                                           ---------      ---------      --------      ---------
  Total stockholders' capital                (56,423)       249,705        40,821        234,103
Other stockholders' share of capital         (56,423)       167,222            50        110,849
                                           ---------      ---------      --------      ---------
Company's share of capital                        --         82,483        40,771        123,254
Excess cost of investment                         --             --            --             --
                                           ---------      ---------      --------      ---------
  Equity investments in unconsolidated
     wireless operating companies          $      --      $  82,483      $ 40,771      $ 123,254
                                           =========      =========      ========      =========


                                                                     AUGUST 31, 1998
                                           -------------------------------------------------------------------
                                             U.S.          MEXICO         CHILE         RUSSIA         TOTAL
                                           ---------      --------      ---------      --------      ---------
Current assets                             $   7,776      $  9,783      $  24,140      $ 40,876      $  82,575
Non-current assets                            81,215        63,526        100,474        18,328        263,543
Current liabilities                           (6,070)      (57,142)       (30,180)       (5,742)       (99,134)
Non-current liabilities                     (117,436)           --        (61,055)           --       (178,491)
                                           ---------      --------      ---------      --------      ---------
  Total stockholders' capital                (34,515)       16,167         33,379        53,462         68,493
Other stockholders' share of capital         (34,515)        7,455         16,690         1,162         (9,208)
                                           ---------      --------      ---------      --------      ---------
Company's share of capital                        --         8,712         16,689        52,300         77,701
Excess cost of investment                         --            --         20,018            --         20,018
                                           ---------      --------      ---------      --------      ---------
  Equity investments in unconsolidated
     wireless operating companies          $      --      $  8,712      $  36,707      $ 52,300      $  97,719
                                           =========      ========      =========      ========      =========

                                                              THREE MONTHS ENDED MAY 31, 1999
                                              ---------------------------------------------------------------
                                               U.S.         MEXICO        CHILE         RUSSIA        TOTAL
                                              -------      --------      --------      --------      --------
Revenues                                      $ 1,093      $    514      $  2,386      $     22      $  4,015
                                              =======      ========      ========      ========      ========

Operating expenses                             (5,335)      (20,513)       (8,829)      (23,197)      (57,874)
Other income (expense), net                    (3,755)         (211)       (2,566)         (523)       (7,055)
Foreign currency transaction loss                  --         1,243        (2,649)           --        (1,406)
                                              -------      --------      --------      --------      --------
  Net loss                                     (7,997)      (18,967)      (11,658)      (23,698)      (62,320)
Other stockholders' share of net loss          (3,499)      (12,645)       (5,829)           --       (21,973)
                                              -------      --------      --------      --------      --------
Company's share of net loss                    (4,498)       (6,322)       (5,829)      (23,698)      (40,347)
Amortization of excess cost of investment          --            --          (310)           --          (310)
                                              -------      --------      --------      --------      --------
  Equity in net loss of unconsolidated
    wireless operating companies              $(4,498)     $ (6,322)     $ (6,139)     $(23,698)     $(40,657)
                                              =======      ========      ========      ========      ========


                                                            THREE MONTHS ENDED MAY 31, 1998
                                              -------------------------------------------------------------
                                                U.S.        MEXICO        CHILE       RUSSIA        TOTAL
                                              --------      -------      -------      -------      --------
Revenues                                      $     --      $    --      $    --      $    --      $     --
                                              ========      =======      =======      =======      ========

Operating expenses                              (1,932)      (2,266)      (1,223)      (1,792)       (7,213)
Other income (expense), net                     (8,463)          --          384           --        (8,079)
Foreign currency transaction loss                   --           --       (2,337)          --        (2,337)
                                              --------      -------      -------      -------      --------
  Net loss                                     (10,395)      (2,266)      (3,176)      (1,792)      (17,629)
Other stockholders' share of net loss           (7,213)      (1,156)      (1,588)          --        (9,957)
                                              --------      -------      -------      -------      --------
Company's share of net loss                     (3,182)      (1,110)      (1,588)      (1,792)       (7,672)
Amortization of excess cost of investment           --           --           --           --            --
                                              --------      -------      -------      -------      --------
  Equity in net loss of unconsolidated
    wireless operating companies              $ (3,182)     $(1,110)     $(1,588)     $(1,792)     $ (7,672)
                                              ========      =======      =======      =======      ========


                                                                NINE MONTHS ENDED MAY 31, 1999
                                              -----------------------------------------------------------------
                                                U.S.         MEXICO        CHILE         RUSSIA         TOTAL
                                              --------      --------      --------      --------      ---------
Revenues                                      $  1,917      $    514      $  3,670      $     22      $   6,123
                                              ========      ========      ========      ========      =========

Operating expenses                             (12,686)      (45,331)      (21,304)      (33,095)      (112,416)
Other income (expense), net                     (6,518)          545        (5,864)          706        (11,131)
Foreign currency transaction loss                   --        (1,231)       (4,199)           --         (5,430)
                                              --------      --------      --------      --------      ---------
  Net loss                                     (17,287)      (45,503)      (27,697)      (32,367)      (122,854)
Other stockholders' share of net loss             (374)      (30,345)      (13,848)           --        (44,567)
                                              --------      --------      --------      --------      ---------
Company's share of net loss                    (16,913)      (15,158)      (13,849)      (32,367)       (78,287)
Amortization of excess cost of investment           --            --          (630)           --           (630)
                                              --------      --------      --------      --------      ---------
  Equity in net loss of unconsolidated
    wireless operating companies              $(16,913)     $(15,158)     $(14,479)     $(32,367)     $ (78,917)
                                              ========      ========      ========      ========      =========

                                                             NINE MONTHS ENDED MAY 31, 1998
                                              -------------------------------------------------------------
                                                U.S.        MEXICO        CHILE       RUSSIA        TOTAL
                                              --------      -------      -------      -------      --------
Revenues                                      $     --      $    --      $    --      $    --      $     --
                                              ========      =======      =======      =======      ========

Operating expenses                              (3,865)      (4,700)      (2,724)      (3,632)      (14,921)
Other income (expense), net                    (18,869)          --        1,991           --       (16,878)
Foreign currency transaction loss                   --           --       (2,337)          --        (2,337)
                                              --------      -------      -------      -------      --------
  Net loss                                     (22,734)      (4,700)      (3,070)      (3,632)      (34,136)
Other stockholders' share of net loss          (19,072)      (2,397)      (1,535)          --       (23,004)
                                              --------      -------      -------      -------      --------
Company's share of net loss                     (3,662)      (2,303)      (1,535)      (3,632)      (11,132)
Amortization of excess cost of investment           --           --           --           --            --
                                              --------      -------      -------      -------      --------
  Equity in net loss of unconsolidated
    wireless operating companies              $ (3,662)     $(2,303)     $(1,535)     $(3,632)     $(11,132)
                                              ========      =======      =======      =======      ========


     As of May 31, 1999, the Leap Wireless Operating Companies had not commenced significant commercial revenue generating operations.

Chase Telecommunications Holdings, Inc.

     In December 1996, the Company purchased $4 million of Class B Common Stock of Chase Telecommunications Holdings, Inc., a development stage company ("Chase"), representing 7.2% of the outstanding capital stock of Chase. In June 1998, the Company agreed to provide a $25 million working capital facility to Chase. Borrowings under the facility are subject to interest at an annual rate of prime plus 4.5%. Semi-annual principal payments are to be made ratably over a six year period commencing June 2000, with accrued interest payable on maturity. Borrowings are collateralized by substantially all of the assets of Chase and are subordinated to Chase's equipment vendor loans from QUALCOMM. The Company and Chase have agreed in principle to increase the maximum principal amount that may be drawn under the working capital facility to $45 million. At May 31, 1999, borrowings under the facility totaled $29.0 million, including $2.2 million of accrued interest. However, because the working capital facility is the only source of working capital for Chase, the carrying value of the loans under the facility have been reduced to zero as Leap Wireless has recognized 100% of the net losses of Chase to the extent of its investment and loans.

     In December 1998, the Company agreed to purchase substantially all the assets of Chase for $6.3 million; a warrant to purchase 1% of the common stock in a wholly-owned subsidiary of the Company exercisable at $1.0 million; the Company's existing stock ownership and warrants to purchase stock in Chase; and certain contingent earn-outs. This acquisition involves the transfer of wireless telecommunication licenses, which is subject to approval by the Federal Communications Commission ("FCC"). The acquisition will not occur unless the FCC approves the transfer of the licenses.

     In March 1999, a subsidiary of Chase launched a flat-rate local area service which was developed by Leap Wireless. The service was launched under an agreement that requires Chase's management to control the business until Leap Wireless' proposed acquisition of Chase receives all necessary governmental approvals and is complete. As a result of this launch and the satisfaction of certain contingencies to the parties' obligation under the purchase agreement, the Company adopted the equity method of accounting for its investment in Chase in the third quarter of fiscal 1999. Accordingly, all prior periods presented in these financial statements have been adjusted retroactively in accordance with generally accepted accounting principles to give effect to the equity method of accounting. The Company recorded equity losses from this investment of $4.5 million and $16.9 million during the three and nine months ended May 31, 1999, respectively, and $3.2 million and $3.7 million during the three and nine months ended May 31, 1998, respectively. Equity losses from this investment totaled $33 million during the period from September 1, 1995 (inception) to May 31, 1999.

Chilesat Telefonia Personal, S.A.

     On April 19, 1999, a wholly-owned subsidiary of the Company acquired all of the shares of Chilesat that it did not already own from Telex-Chile. See Note 3. The Company consolidated the balance sheet of Chilesat on May 31, 1999. The Company has adopted a two-month lag for the recognition of the Company's share of net earnings and losses of Chilesat. Accordingly, the Company will begin fully consolidating Chilesat's results of operations commencing July 1, 1999.

     The Company recorded equity losses resulting from this investment of $6.1 million and $14.5 million during the three and nine months ended May 31, 1999, respectively, and $1.6 million and $1.5 million during the three and nine months ended May 31, 1998, respectively.

Pegaso Telecomunicaciones, S.A. de C.V.

     The Company, through a wholly-owned subsidiary, Leap PCS Mexico, Inc., formerly named QUALCOMM PCS Mexico, Inc., had a 49% ownership interest in a development stage company, Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"), a Mexican corporation. During fiscal 1998, the Company advanced a portion of Pegaso's working capital requirements and provided a loan of $27.4 million to Pegaso. The purpose of the loan was to fund a portion of Pegaso's first PCS license payment. Interest on the loan accrued at a rate of 10% and was added to the principal amount of the loan outstanding. In September 1998, the Company provided $60.7 million of funding and converted its advances and loan, with accrued interest, into common stock of Pegaso. The Company's total investment in Pegaso after these transactions was $100 million. On the same date, other investors also subscribed for and purchased common stock of Pegaso such that, after these transactions, the total par value of the common equity of Pegaso was $300 million. As a result, the Company's ownership interest in Pegaso was diluted from 49% to 33%. As a result of start-up expenses incurred by Pegaso, the Company recorded equity losses of $6.3 million and $15.2 million during the three and nine months ended May 31, 1999, respectively, and $1.1 million and $2.3 million during the three and nine months ended May 31, 1998, respectively. See Note 8.

Metrosvyaz Limited

     The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Cayman"), a Cayman Islands corporation, and QUALCOMMTel Cayman has a 50% interest in Metrosvyaz Limited ("Metrosvyaz"). The Company has agreed to provide a $72.5 million loan facility to Metrosvyaz to support its business plan and working capital needs. Metrosvyaz also has a $102.5 million equipment loan facility from QUALCOMM. The Company has pledged its equity interest in Metrosvyaz as collateral for amounts owed under QUALCOMM's loan facility to Metrosvyaz, and has subordinated its $72.5 million loan facility to QUALCOMM's $102.5 loan facility. Borrowings under the $72.5 million facility are subject to interest at 13% and are due in August 2007. Interest will be payable semi-annually beginning August 2000 and, prior to such time, added to the principal amount outstanding. At May 31, 1999, borrowings under the Company's loan facility to Metrosvyaz totaled $27.4 million, including $0.8 million of accrued interest, with a remaining loan commitment of $45.9 million. As a result of start-up expenses incurred by Metrosvyaz, the Company recorded equity losses of $5.3 million and $11.5 million during the three and nine months ended May 31, 1999, respectively, and $1.8 million and $3.6 million during the three and nine months ended May 31, 1998, respectively.

Orrengrove Investments Limited

     The Company has a 70% interest in QUALCOMM Telecommunications Ltd. ("QUALCOMMTel Isle of Man"), an Isle of Man corporation, and QUALCOMMTel Isle of Man holds a 50% investment in Orrengrove Investments Limited ("Orrengrove"). In August 1998, Orrengrove acquired a 60% interest in Transworld
Telecommunications, Inc., Transworld Communications Services, Inc., and Transworld Communications (Bermuda), Ltd. (collectively the "Transworld Companies").

     The Transworld Companies obtained, through a number of agreements, the rights to utilize the capacity on certain Russian satellites in order to provide commercial long-distance voice, video and data services to the Russian Federation. In April 1999, the Transworld Companies were notified by Mercury Telesat ("Mercury"), provider of the satellite signal transmission capacity, that the satellite equipment used to provide their long distance service had failed. Mercury's prognosis indicates that the satellite's operational status will not be restored. The Transworld Companies have already identified and put into operation a short-term terrestrial transmission solution by leasing fiber capacity and are exploring long-term alternatives to the lost satellite transmission capacity. As a result of these events, Orrengrove and the Transworld Companies have recognized an impairment loss of approximately $16.9 million in the third quarter ending May 31, 1999 to write-off certain satellite related assets and to write-down to fair value its license to carry long-distance traffic. The value of the license was determined to have been impaired in part due to the current financial conditions in Russia.

     As a result of start-up expenses incurred by the Transworld Companies, write-off of the satellite related assets and impairment of the license, the Company recorded equity losses of $18.4 million and $20.9 million during the three and nine months ended May 31, 1999, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

                                                                 MAY 31,
                                                                  1999
                                                               -----------
Land                                                            $     332
Buildings and infrastructure                                      113,849
Machinery and equipment                                            13,033
Other                                                               6,734
                                                                ---------
                                                                  133,948
Accumulated depreciation and amortization                          (8,187)
                                                                ---------
                                                                $ 125,761
                                                                =========


NOTE 6. LOANS PAYABLE TO BANKS

     Between July and November 1998, Inversiones borrowed $15.7 million under notes payable to banks in Chile. In February 1999, Inversiones was granted a one-year extension for the payment of the loans. The renewed loans of $9.0 million and $6.7 million, along with capitalized interest and fees, bear interest at rates of 8.1% and 8.5% per annum, respectively, and are due to be repaid in February 2000.

NOTE 7. LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                  MAY 31,
                                                                    1999
                                                                -----------
QUALCOMM Credit Agreement                                        $  93,281
QUALCOMM Deferred Payment Agreement                                 77,053
Note payable to Telex-Chile at present value                        15,699
                                                                 ---------
                                                                   186,033
Less current portion                                               (33,727)
                                                                 ---------
                                                                 $ 152,306
                                                                 =========


QUALCOMM Credit Agreement

     The Company entered into a secured credit facility with QUALCOMM (the "Credit Agreement") on September 23, 1998. The Credit Agreement consists of two sub-facilities. The first sub-facility enables the Company to borrow up to $35.2 million from QUALCOMM. The proceeds from this sub-facility may be used by the Company solely to meet the normal working capital and operating expenses of the Company, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and/or the acquisition of telecommunications licenses. The other sub-facility enables the Company to borrow up to $229.8 million from QUALCOMM. The proceeds from this second sub-facility may be used by the Company solely to make certain identified investments.

     At May 31, 1999, the Company had borrowed $8.6 million under the working capital sub-facility, including $5.3 million to pay QUALCOMM a 2% facility fee. At May 31, 1999, the Company had borrowed $82.0 million under the investment capital sub-facility to make further loans to and investments in the Leap Wireless Operating Companies.

     Amounts borrowed under the Credit Agreement are due September 23, 2006. QUALCOMM has a security interest in substantially all of the assets of the Company as long as any amounts are outstanding under the Credit Agreement. The Credit Agreement requires the Company to meet certain financial and operating covenants. Amounts borrowed under the Credit Agreement bear interest at either a prime or LIBOR rate, plus an applicable margin. At May 31, 1999, the rate of interest was generally 10.25%. Interest will be payable quarterly beginning September 30, 2001 and, prior to such time, accrued interest shall be added to the principal amount outstanding. At May 31, 1999, $2.8 million of capitalized and accrued interest had been added to the Credit Agreement.

QUALCOMM Deferred Payment Agreement

     Chilesat and QUALCOMM are parties to a Deferred Payment Agreement related to Chilesat's purchase of equipment, software and services from QUALCOMM. The assets of Chilesat collateralize its obligations under the Deferred Payment Agreement. The Company has also pledged its shares in Chilesat as guaranty for Chilesat's obligation to QUALCOMM.

     Under the terms of the agreement, QUALCOMM has agreed to defer collection of amounts up to a maximum of $84.5 million. The deferred payments bear interest at either a prime or LIBOR rate, plus an applicable margin. At May 31, 1999, the rate of interest was generally 9.75%. Accrued interest is added monthly to the outstanding principal amount of the applicable borrowing until its first due date, at which time interest is payable with principal. Chilesat is currently in discussions with QUALCOMM to restructure the terms of the agreement and is currently delinquent on payments of $10.9 million.

NOTE 8. COMMITMENTS

     The Company has made commitments to invest additional working capital into certain of the Leap Wireless Operating Companies. As of May 31, 1999, these commitments totaled approximately $45.9 million. The Company expects to fund its commitments with borrowings under the Credit Agreement.

     In May 1999, Pegaso entered into a $100 million loan agreement. The Company has agreed to pay 33% of Pegaso's obligations under this loan agreement in the event of Pegaso's default.

     In April 1999, the Company was the successful bidder at $18.7 million on 36 wireless telecommunications licenses in the U.S. government's re-auction of PCS spectrum, paying a deposit of $3.7 million on these licenses. The purchase of the licenses is subject to approval of the FCC.

NOTE 9. STOCKHOLDERS' EQUITY

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

     In conjunction with the distribution of the Rights, the Company's Board of Directors designated 75,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At May 31, 1999, no shares of Preferred Stock were outstanding.

Stock Purchase Warrant

     In connection with the Distribution, the Company issued to QUALCOMM a warrant to purchase 5,500,000 shares of the Company's Common Stock. In March 1999, QUALCOMM agreed to reduce the number of shares to 4,500,000 for consideration of $3.0 million in cash. The Company also recorded $2.4 million related to a handset purchase commitment. The Company borrowed $3.0 million under the Credit Agreement to satisfy the cash obligation. This warrant is currently exercisable and remains exercisable until September 2008.

NOTE 10. SUBSEQUENT EVENT

Adoption of Cricket Communications Stock Option Plan

    In June 1999, the Company's wholly-owned subsidiary, Cricket Communications, Inc. ("Cricket Communications") adopted the Cricket Communications 1999 Stock Option Plan ("the Cricket Plan") that allows the Cricket Communications Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communication's common stock. The Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five year period and are exercisable for up to ten years from the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's 1998 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

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

PRESENTATION

    Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the financial position, results of operations, cash flows and changes in stockholders' equity of the business that was transferred to the Company by QUALCOMM Incorporated ("QUALCOMM") on September 23, 1998 as if the Company were a separate entity for all periods discussed. In the second quarter of fiscal 1999, to accommodate the different fiscal periods of the Company and its foreign operating companies, the Company extended the lag for recognition of its share of net earnings or losses of such foreign operating companies from one month to two months. The effect of this change on previously reported amounts was not significant.

    In March 1999, a subsidiary of Chase launched a flat-rate local area service which was developed by Leap Wireless. The service was launched under an agreement that requires Chase's management to control the business until Leap Wireless' proposed acquisition of Chase receives all necessary governmental approvals and is complete. As a result of this launch and the satisfaction of certain contingencies to the parties' obligation under the purchase agreement, Leap Wireless adopted the equity method of accounting for its investment in Chase in the third quarter of fiscal 1999. Accordingly, all prior periods presented in these financial statements have been adjusted retroactively in accordance with generally accepted accounting principles to give effect to the equity method of accounting. The Company has recorded equity losses from this investment of $4.5 million and $16.9 million during the three and nine months ended May 31, 1999, respectively, and $3.2 million and $3.7 million during the three and nine months ended May 31, 1998, respectively. Equity losses from this investment totaled $33 million during the period from September 1, 1995 (inception) to May 31, 1999.

OVERVIEW

    Leap Wireless is a wireless communications carrier that owns, operates and participates in CDMA telecommunications networks in domestic and international markets with strong growth potential. Through its operating companies, Leap Wireless has launched all digital wireless networks in Chile, Mexico, Russia and the United States. A Leap Wireless subsidiary also owns wireless telecommunications licenses in Australia, which it has not yet developed. Upon completion of Leap Wireless' pending U.S. asset acquisitions, Leap Wireless will have interests in existing and planned telecommunications systems covering

176 million potential customers, of which its equity share will be approximately 72 million potential customers. Leap Wireless also was the high bidder for 36 C-Block licenses in mid-sized markets covering an aggregate of 11.2 million additional potential customers in the federal government's recent re-auction of broadband PCS spectrum. The completion of Leap Wireless' pending US asset acquisitions and its acquisition of the 36 C-Block licenses are subject to the approval of the Federal Communications Commission.

    Domestic and international telecommunications markets are expanding rapidly as countries seek to increase their number of telephone lines as a percentage of their population, known as teledensity, and to increase competition among carriers. Increased demand, decreased government regulation, and new spectrum auctions have created opportunities for new providers to capture market share. Leap Wireless believes that wireless is the cheapest and fastest way to increase teledensity in regions not yet connected by copper telephone lines, and that it possesses the expertise to oversee and manage the entry of new wireless operating companies into these competitive markets.

    Leap Wireless' domestic strategy is to offer consumers a wireless service plan that provides them with unlimited local calls for a low, flat monthly rate. Aimed at the mass consumer market, the service is marketed under the name "Cricket"SM and is identified as the "around the town phone" SM and "comfortable wireless." SM Leap Wireless' international strategy includes identifying and investing in growth markets with local partners who provide familiarity with the market and an ability to facilitate deployment. For each of its ventures in which it holds a significant position, Leap Wireless is actively involved in the management of the networks, combining its expertise in international markets with its wireless technical expertise in CDMA. Leap Wireless is committed to bringing the benefits of reliable, cost-effective and high-quality voice and data services to its operating companies' customers.

    Leap Wireless and its operating companies are in the early stages of development and face risks inherent in establishing a new business enterprise. Leap Wireless' results of operations must be considered in light of the risks, expenses and difficulties encountered by companies at this stage of development, particularly companies involved in new and rapidly evolving international markets and companies experiencing rapid growth.

    Start-up wireless telecommunications companies typically require substantial capital expenditures for the construction of their networks, license fees and license acquisition costs. These costs are generally capitalized. In addition, these companies typically incur significant marketing and other expenses as they begin commercial operations. Accordingly, as Leap Wireless' operating companies continue to build-out their networks, expand their operations, and amortize their capitalized costs, their net operating losses and Leap Wireless' proportionate share of the losses will grow.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1998

    Leap Wireless' consolidated net loss during the three and nine month periods ended May 31, 1999 was $46.7 million and $90.0 million, respectively, compared to a net loss of $11.1 million and $16.7 million in the corresponding periods of the prior fiscal year. The increases were primarily the result of substantial start-up costs associated with Leap Wireless' foreign operating companies and a $16.9 million impairment loss recorded by Orrengrove Investments Limited as described below.

    Equity in net loss of unconsolidated wireless operating companies during the three and nine month periods ended May 31, 1999 was $40.7 million and $78.9 million, respectively, compared to $7.7 million and $11.1 million in the corresponding periods of the prior fiscal year. The significant increases in Leap Wireless' share in the net loss of its unconsolidated wireless operating companies relate primarily to increased network development by these companies and the significant expenditures made in preparing to launch their network services. The impairment loss recorded by Orrengrove in the third quarter of fiscal

1999 also increased Leap Wireless' share in the net loss of its unconsolidated wireless operating companies by $16.9 million.

     In April 1999, the Transworld Companies, partially owned subsidiaries of Orrengrove, learned that third party satellite equipment they used to provide commercial long distance service in the Russian Federation had failed. Leap Wireless does not expect that this satellite equipment can be repaired. The Transworld Companies have begun using fiber lines to provide long distance service as a short-term alternative to the satellite transmission option they previously used. The Transworld Companies are exploring long-term alternative transmission sources for their long distance services. As a result of these events, Orrengrove and its subsidiaries wrote-off their satellite related assets and reduced to fair value their license to carry long-distance traffic in Russia. The asset value of the licenses was impaired because of the loss of the satellite facilities and the current financial conditions in Russia.

     General and administrative expenses were $6.2 million and $14.8 million for the three and nine month periods ended May 31, 1999, respectively, compared to $3.4 million and $5.6 million in the corresponding periods of the prior fiscal year. The increase resulted primarily from increased staffing and business development activity related to Leap Wireless' creation of a wireless operating business in the United States. Leap Wireless expects that general and administrative expenses will continue to increase and that the amounts presented are not representative of general and administrative expenses it will incur in future periods due to the expected consolidation of Chilesat Telefonia Personal in the fourth quarter of fiscal 1999 and the pending acquisition and consolidation of Chase Telecommunications, Inc. Leap Wireless also expects that it will continue to add managerial personnel as it expands its involvement in wireless projects in the United States and various other parts of the world.

     Interest income for the three and nine month periods ended May 31, 1999 was $2.5 million and $7.9 million, respectively, primarily from Leap Wireless' loans to its operating companies. Interest expense was $2.3 million and $4.2 million for the three and nine month periods ended May 31, 1999, respectively, due to borrowings from banks and under Leap Wireless' credit agreement with QUALCOMM. There was no interest income or expense during the corresponding periods of the prior fiscal year.

     In March 1999, Leap Wireless' concept of providing flat-rate local area service targeted at the mass consumer market was launched. The service, marketed under the name "Cricket"SM and identified as the "around the town phone" SM and "comfortable wireless." SM, was introduced in Chattanooga, Tennessee using the existing infrastructure of a wholly-owned subsidiary of Chase Telecommunications Holdings, Inc. Cricket SM provides customers with a simple and affordable wireless communication option by allowing them to make unlimited local calls for a flat rate. The expansion of Cricket SM service to Nashville, Tennessee is currently underway. The service was launched under an agreement that requires Chase's management to control the business until Leap Wireless' proposed acquisition of Chase's assets receives all necessary governmental approvals and is complete.

     On February 1, 1999, Chase Telecommunications had approximately 4,900 subscribers who were offered the option of converting to the Cricket service. Approximately one-half chose to convert. Approximately 8,700 subscribers used the Cricket service provided by Chase Telecommunications as of May 31, 1999.

     Metrosvyaz Limited, a Leap Wireless operating company, develops joint ventures with local Russian telecommunications operators for the formation, development, financing and operation of wireless telephone services in the Russian Federation. Petrosvyaz, a Metrosvyaz joint venture, launched commercial service in St. Petersburg in April 1999. Metrosvyaz expects to launch commercial operations in several additional Russian cities through additional joint ventures in the following months.

     As of May 31, 1999, Chilesat had approximately 30,600 subscribers, Chase Telecommunications had approximately 8,700 subscribers, Pegaso had approximately 2,800 subscribers and Metrosvyaz had approximately 270 subscribers.

     In May 1999, QUALCOMM sold its CDMA wireless infrastructure division to Telefonaktiebolaget LM Ericsson (pbl) ("Ericsson"). As a result, Ericsson and its subsidiaries will become primary suppliers of network infrastructure equipment to Leap Wireless and its operating companies. In connection with the sale, Ericsson assumed most of QUALCOMM's obligations to Leap and its operating companies under existing infrastructure supply agreements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Leap Wireless expects to have significant future capital requirements over the next several years in relation to corporate operations and the financing of current development projects and additional new projects. Leap Wireless' sources of liquidity as of May 31, 1999 are $23.5 million of cash and cash equivalents and a $265 million credit agreement with QUALCOMM which contains a $35.2 million sub-facility to fund working capital and operating expenses of Leap Wireless and a $229.8 million sub-facility to fund specified portfolio investments by Leap Wireless. As of May 31, 1999, Leap Wireless had $174.5 million available to it under this credit agreement, with $26.7 million of such amount available under the working capital sub-facility and $147.8 million available under the investment sub-facility. Leap Wireless expects to meet its cash requirements for existing corporate operations and for further investments in its development projects through early 2000 from available cash balances and borrowings under its credit agreement.

     Leap Wireless is seeking additional debt or equity to fund its activities in the year 2000 and beyond. There can be no assurances that additional financing will be available or, if available, that it will be offered to Leap Wireless on acceptable terms. If Leap Wireless does not obtain additional working capital or financing by early 2000, management plans to reduce future capital needs by reducing or discontinuing the funding of uncommitted investments. In addition, to the extent necessary, management will consider other strategic modifications to its operational plans, including reducing corporate activities and possibly selling all or portions of its interests in one or more of Leap Wireless' operating companies.

OPERATING ACTIVITIES

     In the first nine months of fiscal 1999, Leap Wireless used $23.8 million in cash for operating activities, compared to $2.7 million for the corresponding period of the prior fiscal year.

     Leap Wireless expects that cash used in operating activities will increase further as Leap Wireless continues to expand its project development efforts on existing and new project opportunities. In addition, Leap Wireless expects that cash used in operating activities will increase substantially in the future as a result of Leap Wireless' acquisition and consolidation of Chilesat, its pending acquisition of Chase Telecommunications and other Leap Wireless activities related to its domestic strategy of providing a flat rate wireless local area telephone service.

INVESTING ACTIVITIES

     Cash used in investing activities was $138.3 million in the first nine months of fiscal 1999, compared to $26.9 million in the same period of fiscal 1998. Significant investments in the first nine months of fiscal 1999 consisted of a $60.7 million capital contribution to Pegaso which was made before Leap Wireless began to operate as an independent company, and loans and advances of $74.9 million to Leap Wireless' operating companies. Leap Wireless and its wholly owned subsidiaries expect to continue making significant investments and loans to the Leap Wireless operating companies and to continue investing in capital assets, including wireless telecommunications licenses and network equipment. Investment activity in the corresponding period in fiscal 1998 consisted of loans and start-up expenses advanced to Leap Wireless' operating companies, primarily in Mexico and Chile.

     In March 1999, Leap Wireless submitted a $20 million deposit for bidding in the federal government re-auction of C, D, E and F block broadband PCS spectrum. Leap Wireless was the winning bidder for 36 licenses of C-Block spectrum with an aggregate bid of $18.7 million, or $1.66 per POP. The licenses cover 36 mid-sized markets with an aggregate of 11.2 million potential customers. The FCC must approve Leap Wireless' purchase of these licenses. Upon completion of the bidding in May 1999, the FCC returned $16.3 million of the deposit to Leap Wireless. The $3.7 million retained by the FCC represents a 20% deposit on the $18.7 million winning bid price.

     In April 1999, Leap Wireless announced that it had increased its ownership interest in Chilesat from 50% to 100%. Leap Wireless' Chilean subsidiary purchased the remaining 50% of Chilesat from Telex-Chile, a Chilean telecommunications company, and an affiliate of Telex-Chile, for $28 million and a $22 million interest-free note payable in three years. Leap is currently working to re-energize Chilesat by strengthening its management team and resuming consumer acquisition and marketing efforts that were temporarily suspended during the acquisition.

     Leap Wireless's pending acquisition of C-Block spectrum licenses in North and South Carolina from AirGate Wireless, L.L.C., its pending acquisition of substantially all of the assets of Chase Telecommunications and the C-Block licenses under which Chase Telecommunications operates, and its pending purchase of the 36 C-Block licenses it won in the federal government's recent spectrum re-auction are all subject to Federal Communications Commission approval. Leap Wireless' application to the FCC to acquire the AirGate Wireless licenses has been opposed on the grounds that Leap Wireless does not qualify as a designated entity. Businesses must qualify as designated entities to license C-Block or F-Block spectrum. Leap Wireless has attended public hearings before the FCC and answered questions concerning the proposed acquisition from AirGate Wireless and Leap Wireless' status as a designated entity. Leap Wireless believes that it qualifies as a designated entity and that it meets all FCC requirements to obtain approval for the proposed acquisitions, however, the FCC has not yet rendered a decision regarding these matters. If the FCC ultimately determines that Leap Wireless is not a designated entity, Leap Wireless does not expect to complete either of the two pending asset acquisitions nor will it be permitted to complete the purchase of the 36 C-Block spectrum licenses it would otherwise be entitled to purchase as a result of the federal government's re-auction of broadband PCS spectrum licenses.

FINANCING ACTIVITIES

     Cash provided by financing activities during the first nine months of fiscal 1999 was $185.6 million, represented primarily by $95.3 million of funding from QUALCOMM for Leap Wireless operations and investing activities prior to the distribution of Leap Wireless common stock to QUALCOMM's stockholders and $88.9 million of net borrowings. Cash provided by financing activities during the first nine months of fiscal 1998 was $29.6 million, representing QUALCOMM's funding of Leap Wireless operations and investing activities in this period.

     In March 1999, QUALCOMM agreed to reduce the number of shares exercisable under its warrant for Leap Wireless common stock from 5,500,000 to 4,500,000 shares. Leap Wireless valued the buy-back of the warrant shares at $5.4 million, which included $3.0 million in cash and $2.4 million related to a handset purchase commitment. Leap Wireless borrowed $3.0 million under its credit agreement to satisfy the cash obligation. Leap Wireless believes that this amendment to the warrant will strengthen Leap Wireless' position that it is a designated entity under FCC regulations by reducing QUALCOMM's potential ownership interest in Leap Wireless.

LIQUIDITY AND SUBSTANTIAL LEVERAGE OF LEAP WIRELESS' OPERATING COMPANIES

     Leap Wireless generally expects that its operating companies will be financed initially with equity contributions and loans from Leap Wireless and its partners. Leap Wireless also expects that its operating companies will seek stand-alone third party financing after their initial stages of development. In some cases, Leap Wireless and its partners may provide additional equity or loans to operating companies after their initial contributions.

     Although each of Leap Wireless' operating companies has obtained substantial equity contributions, they generally are or may become highly leveraged, which is typical for start-up wireless telecommunications companies. The ability of these companies to obtain future financings and to meet debt covenants in connection with the financings will be dependent upon their future performance, including the generation of revenue and cash flow, and upon prevailing economic conditions, which are beyond their control. In addition, Leap Wireless expects that some of its operating companies will be substantially funded through equipment financing arrangements from vendors. These equipment financings will be dependent upon meeting planned levels of performance. If the operating companies fail to meet these performance requirements, the related equipment financings could be materially restricted or terminated.

     Leap Wireless' credit agreement provides it with sufficient liquidity to contribute the approximately $45.9 million of financing it is contractually bound to provide to its operating companies as of May 31, 1999. The companies have business plans, however, which call for substantial additional financing to build-out and operate their planned networks. These operating companies are generally seeking new equity and debt from existing investors, equipment vendors and third parties, and Leap Wireless has been assisting them in their efforts. At this time, however, capital markets have been constrained because of uncertain worldwide economic conditions, and development stage companies in emerging markets find it difficult to raise additional capital. As a result, Leap Wireless cannot assure that its operating companies will be able to obtain the required additional financing. Further, if an operating company fails to gain required new financing, that failure could have a material adverse effect on that company and, as a result, a material adverse effect on Leap Wireless.

     In March 1999, Leap Wireless entered into a substitute loan agreement to provide $72.5 million of working capital to Metrosvyaz. As previously contemplated, the amount available to Metrosvyaz under its credit agreement with QUALCOMM was simultaneously reduced by $72.5 million to $102.5 million, making a combined total of $175 million available to Metrosvyaz from QUALCOMM and Leap Wireless. Leap Wireless intends to fund its loan to Metrosvyaz, which is subordinated to QUALCOMM's loan to Metrosvyaz, through borrowings under Leap Wireless' $265 million credit agreement with QUALCOMM. Metrosvyaz owed Leap Wireless $27.4 million under the substitute loan agreement as of May 31, 1999. Leap Wireless expects that the $175 million available to Metrosvyaz under its current QUALCOMM credit facility and Leap Wireless credit facility will provide Metrosvyaz with sufficient liquidity to fund its deployment and operations through the end of 1999.

     In May 1999, Pegaso entered into a $100 million loan agreement. Leap Wireless has agreed to pay 33% of Pegaso's obligations under this agreement in the event of Pegaso's default. Leap Wireless expects that the $100 million facility and approximately $50 million of equity which is committed to be contributed to Pegaso within the next several months will be sufficient to finance Pegaso's capital and operating requirements through the end of 1999.

     During the third quarter of fiscal 1999, Leap Wireless loaned Chilesat $7.0 million. At May 31, 1999, working capital loans to Chilesat totaled approximately $23 million. Leap Wireless estimates that, as of May 31, 1999, Chilesat needed approximately $85 million of additional financing to fund its activities and to expand its networks and business as currently contemplated through the end of 1999. As of May 31, 1999, Leap Wireless had approximately $20 million available to loan to Chilesat under its credit agreement with QUALCOMM. In addition, Leap Wireless is currently in late stage discussions to obtain additional vendor financing for Chilesat, and Chilesat will seek additional equity and debt financing to satisfy the balance of its desired financing through 1999. If Chilesat does not obtain all of the funds it requires to operate and expand as currently anticipated through the end of 1999, Chilesat will restrict or terminate its expansion until additional funds are available.

     Leap Wireless and Chase Telecommunications are among the parties to a credit agreement under which Leap Wireless has agreed to provide, at its discretion, working capital to Chase Telecommunications. The parties have agreed in principle to increase the maximum principal amount that may be drawn under the facility to $45 million. At May 31, 1999, principal borrowings under the working capital facility totaled approximately $26.8 million.

YEAR 2000 ISSUE

     The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Leap Wireless and each of its operating companies have recently begun their respective businesses and have designed and built their wireless telephone networks and support systems with the Year 2000 issue in mind. The recent acquisition of network equipment and software does not guarantee, however, that such equipment and software will be Year 2000 compliant.

     Leap Wireless and each of its operating companies are conducting an inventory to identify its systems that may be subject to Year 2000 problems and that are critical to its business and operations. At the same time, each of Leap Wireless' operating companies has been working with its primary telecommunications systems vendors to confirm that the vendor's products are Year 2000 ready and, if not, to agree with such vendor on a remediation and test program to be implemented prior to the Year 2000.

     Although Leap Wireless expects that its operating companies' critical network infrastructure systems will be Year 2000 compliant, Leap Wireless' operating companies may experience difficulties with systems maintained by third parties. For example, other telecommunications systems that interconnect with the operating companies' systems (such as landline, long-distance and power systems) could malfunction and disrupt their ability to provide wireless service. Leap Wireless' operating companies are not currently aware of evidence that a failure is likely to occur in their service areas. However, Leap Wireless' operating companies continue to evaluate the risk associated with third party interfaces and Year 2000 issues.

     Leap Wireless continues to actively work with its operating companies to evaluate risk and the development of any required remediation plans. To date, Leap Wireless has not incurred any material costs in support of the Year 2000 issue. Leap Wireless estimates that it will spend $500,000 or less in fiscal year 1999 to review and correct any non-compliance as well as to support the Leap Wireless operating companies and support material third party relationships. Leap Wireless has not yet developed contingency plans to handle Year 2000 failures.

     We cannot assure you that Leap Wireless and its operating companies will be able to identify all Year 2000 problems in their systems and third party systems in advance of the occurrence of those problems. In addition, we may not be able to remedy any problems that may occur on a timely basis. A material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities, including the provision of wireless service by the Leap Wireless operating companies. Such a problem could materially and adversely affect the business and operations of Leap Wireless and its operating companies.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits:

     10.9     1998 Stock Option Plan, as amended through April 13, 1999

     10.21.2  Novation and Assumption of Payment Obligation Agreement, dated
                  May 11, 1999, by and among Chilesat Telefonia Personal S.A.,
                  Inversiones Leap Wireless Chile S.A. and Chilesat S.A.
                  (In Spanish and accompanied by a translation in English)

     27.      Financial Data Schedule (Filed with EDGAR filing only.)

     27.1     Restated Financial Data Schedule (Year ended August 31, 1998)
              (Filed with EDGAR filing only.)

     27.2     Restated Financial Data Schedule (Quarter ended November 30, 1998)
              (Filed with EDGAR filing only.)

     27.3     Restated Financial Data Schedule (Quarter ended February 28, 1999)
              (Filed with EDGAR filing only.)

(b) Reports on Form 8-K.

     On May 4, 1999, Leap Wireless filed a Current Report on Form 8-K to report that it had acquired all of the shares of Chilesat Telefonia Personal that it did not already own for $28 million in cash and a $22 million interest-free note payable due in May 2002. The report incorporated by reference to Leap Wireless' Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended August 31, 1998, audited financial statements for Chilesat at December 31, 1998 and 1997 and for the periods ended December 31, 1998 and 1997. On July 6, 1999, Leap Wireless amended this Current Report to add Leap Wireless financial statements at February 28, 1999 and for the periods ended February 28, 1999 and August 31, 1998, each on a pro forma basis reflecting Leap Wireless acquisition of the shares of Chilesat that it did not already own.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LEAP WIRELESS INTERNATIONAL, INC.

Date: July 15, 1999                   By:     /s/ HARVEY P. WHITE
                                          -------------------------------------
                                          Harvey P. White
                                          Chief Executive Officer



Date: July 15, 1999                   By:     /s/ STEPHEN P. DHANENS
                                          -------------------------------------
                                          Stephen P. Dhanens
                                          Corporate Controller
                                          (Chief Accounting Officer)