Form 10-K405
period 1999-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 1999-10-20
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 1, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $421,641,000, based on the closing price of the Company's Common Stock on the Nasdaq National Market on October 1, 1999 of $23.50 per share.

     As of October 1, 1999, 18,428,411 shares of registrant's Common Stock, $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated into this report by reference:

          1. Part II Registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1999.

          2. Part III Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

  FORWARD LOOKING STATEMENTS

     This document, including the information incorporated by reference, contains certain forward-looking statements that are not related to historical results. The forward looking statements include statements regarding the network deployment plans of Leap Wireless International, Inc. and its operating companies and their plans for financing these deployments. Leap has based these forward-looking statements largely on its current expectations and projections about future events and financial trends affecting the financial condition of its business. Forward-looking statements can be identified in this document through their use of words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions. Actual results may differ materially from those stated or implied in the forward-looking statements. The forward-looking statements contained in this document are subject to a number of risks, uncertainties and assumptions about Leap Wireless International, Inc., including the risks described under the heading "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999.

ITEM 1. BUSINESS

INTRODUCTION

     Leap Wireless International, Inc., is a wireless communications carrier that deploys, owns, operates and participates in wireless networks in domestic and international markets with strong growth potential. Through its operating companies, Leap has launched all-digital wireless service in the United States, Mexico and Chile. Leap is dedicated to bringing the benefits of reliable, cost-effective and high-quality wireless communications services to domestic and growth markets.

     Upon completion of its pending asset acquisitions, Leap and its operating companies will own wireless communications licenses covering approximately 138 million potential customers or "POPs" in the United States, Mexico and Chile. Leap's equity share of this pool of potential customers will be approximately 67 million potential customers, although this share may decrease in the future as Leap's operating companies sell additional equity.

     Leap's domestic strategy is to offer consumers a simple and affordable wireless service plan that allows them to make all of the local calls they want for a low, flat monthly rate. The service, marketed under the name "Cricket(SM)," is targeted at the mass consumer market. Leap's Cricket(SM) concept was introduced in Chattanooga, Tennessee in March 1999 using the existing infrastructure of Chase Telecommunications, Inc., a company that Leap has agreed to acquire. The service was launched under an agreement that requires the management of Chase Telecommunications to control the business until Leap's pending acquisition of Chase Telecommunications receives all necessary governmental approvals and is completed. Leap expects that Chase Telecommunications will introduce the Cricket(SM) service concept in Nashville, Tennessee in early 2000. Since September 1998, Leap has acquired or agreed to acquire wireless communications licenses covering approximately 24 million potential customers in the United States (based on 1998 data). Leap is also considering additional domestic license acquisitions. Over the next several years, Leap expects to launch Cricket(SM) service in numerous markets in which it has acquired licenses or has agreed to acquire licenses.

     In the international arena, Leap plans to focus its efforts in growth markets where Leap's ability to provide value added services will increase the likelihood of launching successful wireless ventures. When making new investments in growth markets, Leap generally expects to seek investment partners that provide familiarity with local markets, financial and technical resources, an ability to facilitate development in a particular market, or other attributes that can contribute to a successful network-building enterprise. Leap expects to be actively involved in each joint venture operation in which it holds a significant position.

     In Mexico, Leap's operating company, PEGASO Telecomunicaciones, S.A. de C. V., is deploying the first 100% digital wireless communications network in Mexico. PEGASO holds licenses to provide nationwide wireless service in Mexico and plans to build one of the largest wireless communications networks in Latin

America. PEGASO has already launched operations in three of Mexico's four largest cities: Tijuana, Guadalajara and Monterrey. The company expects to launch service in Mexico City, the country's largest city, near the end of 1999. After that launch, PEGASO plans to roll-out its network in additional metropolitan areas as well as tourist destinations and major border cities.

     Leap's operating company in Chile, which is being renamed SMARTCOM PCS and is referred to as SMARTCOM in the remainder of this report, operates a nationwide wireless system in Chile. SMARTCOM launched its system in Chile in September 1998. Leap purchased the 50% of SMARTCOM that it did not already own from its former joint venture partner in April 1999. Over the last several months, Leap has strengthened SMARTCOM's management team and expanded SMARTCOM's marketing and customer acquisition efforts.

     At the end of Leap's first fiscal year, its operating companies had almost 60,000 domestic and international subscribers -- 42,000 in Chile, 12,400 in the United States and 5,500 in Mexico, primarily from its first market in Tijuana. Leap's proportionate share of the total subscriber base was approximately 44,500, based on Leap's 100% ownership of SMARTCOM, 28.6% ownership of PEGASO, and its 7.2% stake in Chase Telecommunications, Inc.

     Leap, a Delaware corporation, was formed in June 1998 as a subsidiary of QUALCOMM Incorporated, a provider of digital wireless communications products, technologies and services. In September 1998, QUALCOMM contributed several of its wireless communications businesses and ventures to Leap and distributed all of Leap's outstanding shares of common stock to QUALCOMM's stockholders as a taxable dividend.

INDUSTRY BACKGROUND

     Domestic and international telecommunications markets are expanding rapidly. Developing countries are seeking to increase their number of telephone lines as a percentage of their population (known as teledensity) and to increase competition among carriers. In addition, increased demand, decreased government regulation, and new spectrum auctions have created domestic and international opportunities for new providers to capture market share. Leap believes that wireless is the cheapest and fastest way to increase teledensity and that it possesses the expertise to oversee and manage the entry of new wireless operating companies into today's competitive markets.

     Wireless communications service is currently available using either analog or digital technology. Although analog technology is more widely deployed than digital technology, its use is growing more slowly and analog technology has significant limitations. Digital wireless communications systems overcome the capacity constraints of analog systems by converting voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This increased capacity, along with enhancements in digital protocols, allow digitally based systems to offer new and advanced services including greater call privacy and security, fraud protection, consistently higher voice quality, and integrated voice and paging. Digital systems also provide enhanced wireless data transmission allowing for higher speed and more reliable wireless e-mail and internet use.

     The primary digital technologies available for wireless fixed and mobile applications are Code Division Multiple Access, known as CDMA, and Time Division Multiple Access, known as TDMA. TDMA includes several variants, including Digital Advanced Mobile Phone System also known as D-AMPS which is deployed primarily in North and South America, and Global System for Mobile Communication, known as GSM, which is widely deployed in Europe, where the technology was developed, and in many other markets around the world.

     Leap is currently committed to owning and participating in networks that utilize CDMA technology. Leap believes that CDMA technology is the best platform to meet current network requirements as well as the best platform for third generation or "3G" based services. CDMA technology currently provides from three to five times the capacity of other digital technologies, enabling service providers to support more subscribers and greater volumes of wireless traffic within a given amount of radio frequency spectrum. As a result, CDMA networks can provide high capacity using less spectrum and fewer cell site towers. This reduces both initial capital expenditures as well as ongoing operational and maintenance costs. CDMA is also the only wireless technology that effectively supports both fixed voice and data services along with full mobility services from the same platform, providing companies that utilize CDMA technology flexibility in structuring their service offerings and in responding to changing market demands. In addition, "1XRTT," the first phase of third generation CDMA technology, is expected to provide more than double the voice capacity of existing CDMA systems and to deliver high speed data to users.

CORPORATE STRATEGY

     Leap's strategy is to provide management and project expertise to, and to selectively invest in and manage, joint ventures and other collaborative efforts to provide wireless communications services in markets with significant growth potential. Leap believes its wireless communications experience and the technical and commercial expertise of Leap and its contractors will benefit Leap and the entities in which it invests. Leap also expects to expand its expertise through the experience gained on its current and future ventures to become a sought after and more valuable participant in future joint ventures.

     Leap intends to focus its efforts on its current projects and on a limited number of additional opportunities that become available in the future, taking into account its management and capital resources. In the international arena, Leap plans to focus its efforts in growth markets where Leap's ability to provide value added services will increase the likelihood of launching successful wireless ventures.

     When making new international investments, Leap generally expects to seek investment partners that provide familiarity with local markets, financial and technical resources, an ability to facilitate development in a particular market, or other attributes that can contribute to a successful network-building enterprise. Leap seeks to ensure that its strategic alliances will enable Leap to better prepare and equip its operating companies for successful development.

     Although Leap may not hold a majority ownership in many of the joint ventures in which it elects to participate due to a variety of reasons, Leap expects to exercise, to varying degrees, significant management influence and oversight over the businesses in which it invests. Leap believes its experience and business relationships enable it to add value to its operating companies and increase their performance and likelihood of success.

LEAP OPERATING COMPANIES

     Leap's businesses and operating companies are described below.

  CRICKET

     General. Leap's domestic strategy is to offer consumers a simple and affordable wireless service plan that allows them to make all of the local calls they want for a low, flat monthly rate. The service, targeted at the mass consumer market, is advertised as the "around-town phone(SM)" and "comfortable wireless(SM)" and is marketed under the name "Cricket(SM)." This strategy is different from the existing model used by most current wireless operators in the United States, who generally offer consumers a "bundle" or maximum amount of minutes of use for a fixed price with additional charges imposed for minutes of use above the set maximum.

     The Cricket(SM) service concept was introduced in Chattanooga, Tennessee in March 1999 using the existing infrastructure of Chase Telecommunications, Inc., a company that Leap has agreed to acquire. The service was launched under an agreement that requires the management of Chase Telecommunications to control the business until Leap's proposed acquisition of Chase Telecommunications receives all necessary governmental approvals and is completed. Leap currently owns 7.2% of Chase Telecommunications Holdings, Inc., the parent corporation to Chase Telecommunications, Inc.

     Since September 1998, Leap has acquired or agreed to acquire wireless communication licenses covering approximately 24 million potential customers in the United States. Leap is also considering additional domestic spectrum acquisitions. Over the next several years, Leap expects to launch Cricket(SM) service in numerous markets in which it has acquired licenses or has agreed to acquire licenses. These markets include cities such as Albuquerque, Boise, Charlotte, Dayton, Greensboro, Knoxville, Little Rock, Memphis, Nashville, Salt Lake City, Spokane, Tucson, Tulsa and Wichita.

     Market Opportunity. Wireless penetration was approximately 25% in the United States at the end of 1998. Wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Customers are typically offered multiple service plans with prices based on the customer's minutes of use during the billing period. The numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost and complexity of wireless pricing plans.

     The Cricket service model focuses on the mass consumer market rather than on highly mobile business customers. The Cricket model does not provide roaming outside of the local service area and thus is not likely to be selected by highly mobile customers. Cricket's fixed price, unlimited local service, however, is designed to appeal to the mass consumer market in which customers are most likely to use their wireless phone in the areas where they live and work and have a limited need to use their wireless phones outside of their local calling area. Cricket's fixed price service plan is also designed to overcome consumer concerns about pricing.

     Capital Requirements and Projected Investments. Leap will require substantial capital to develop and operate wireless networks in the numerous markets in which it plans to operate Cricket service in the United States. The amount of financing that Leap will require for these efforts will vary depending on the number of these networks that are developed (including any markets covered by future Leap spectrum acquisitions) and the speed at which Leap constructs and launches these networks. In fiscal 2000, Leap expects to finance these development and operation costs largely through vendor financing and amounts available under its credit agreement with QUALCOMM. Leap expects, however, that it will also need to raise additional capital to fund its planned roll-out of domestic networks and acquisitions of spectrum in fiscal 2000. As a result, Leap is currently exploring debt and equity financing alternatives.

     Regulatory Environment. Leap's business plan anticipates and depends on its acquisition and operation of C-Block and F-Block spectrum in the United States. Although C-Block and F-Block licenses are generally more available and are less expensive to obtain than licenses in other spectrum blocks, a licensee may hold these licenses only if it qualifies as a "designated entity" under FCC rules.

     In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block spectrum. The order also approved Leap's acquisition of the 36 C-Block licenses that Leap won in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of four F-Block licenses covering portions of North and South Carolina, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued the 36 reauction licenses to Leap.

     Each of the conditions imposed by the FCC has been satisfied except for the condition that Leap reduce its debt to QUALCOMM to 50% or less of its outstanding debt by January 2001 and except for Leap's continuing obligation, during the designated entity holding period for its C-Block and F-Block spectrum licenses, to ensure that persons who are or were previously officers or directors of QUALCOMM do not comprise a majority of Leap's Board of Directors or a majority of its officers. Leap anticipates satisfying the debt reduction condition through additional financing activities, but Leap cannot guarantee that it will be able to reduce its debt to QUALCOMM to the required level. If Leap fails in the future to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure would have a material adverse effect on Leap's financial condition and business prospects.

     Various parties, including the U.S. Small Business Administration, previously challenged Leap's qualification to hold C-Block and F-Block licenses, and a wireless operating company has requested that the FCC review its order. In addition, one or more of such parties may appeal the FCC's order approving Leap's acquisition of C-Block and F-Block licenses. Leap cannot assure investors that it will prevail in connection with any such appeal or that it will remain qualified to hold C-Block or F-Block spectrum licenses.

     Competition. The U.S. telecommunications industry is characterized by intense competition. Leap's planned service will compete with some or all of the services offered by the historic landline operators. Leap will compete directly with other wireless providers in each of its markets, many of whom have greater resources than Leap and entered the market before Leap. A few of Leap's competitors operate wireless communications networks covering most of the United States. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on Leap's ability to successfully implement its strategy. In addition, other wireless providers could attempt to implement Leap's strategy of providing local service at a flat-rate. Providers who offered such a service in Leap's market areas would directly compete against Leap in its market niche. Also, some competitors will likely market other services, including cable television access, landline telephone service and Internet access, that Leap does not currently intend to market. Leap also expects to compete with new entrants to the U.S. wireless market as well as other telecommunications technologies, including paging, enhanced specialized mobile radio and global satellite networks.

  CHASE TELECOMMUNICATIONS

     General. Through a subsidiary, Chase Telecommunications Holdings, Inc. owns spectrum licenses covering approximately 6.6 million POPs in a region that includes approximately 98% of Tennessee. Leap currently owns 7.2% of Chase Telecommunications Holdings and, in December 1998, Leap agreed to purchase substantially all the assets of Chase Telecommunications Holdings, including its spectrum licenses and all of the stock of its operating company, Chase Telecommunications, Inc. Because the pending acquisition involves the transfer of licenses, it is subject to approval by the FCC. Leap filed an application for approval of the license transfers with the FCC in September 1999.

     Chase Telecommunications began offering wireless service in Chattanooga in October 1998. In March 1999, Chase Telecommunications re-launched its service, offering the Cricket(SM) concept in Chattanooga, Tennessee under an agreement that requires the management of Chase Telecommunications to control the business until Leap's proposed acquisition receives all necessary governmental approvals and is completed.

     Chase Telecommunications has begun efforts to expand the Cricket(SM) service to other markets in Tennessee and currently expects to launch service in Nashville early in 2000.

     Market Opportunity. Nashville, Memphis, Knoxville and Chattanooga account for approximately 4.8 million of the 6.6 million POPs covered by the Chase Telecommunications Holdings' licenses. The state of Tennessee is situated in the growing Southeast with a diverse economic base including manufacturing, services, retail and wholesale trade, transportation, finance and agriculture. Tennessee's personal income per capita grew 16.2% in real terms between 1990 and 1997 compared to 10.0% for the United States as a whole.

     Strategic Partners. Chase Telecommunications was founded by Tony Chase, the chairman and CEO of Faith Broadcasting Corporation which operates radio communications licenses in several major markets in Texas. Leap expects to continue to maintain and benefit from its relationship with Mr. Chase after the licenses are transferred.

     Leap's Rights and Interests. Leap does not have a right to representation on the board of Chase Telecommunications Holdings or the board of Chase Telecommunications, although it participates in the management and operation of Chase Telecommunications under the terms of the management agreement described above. If the FCC does not approve the transfer of the Chase Telecommunications Holdings' licenses, Leap has the right to continue in its role as manager until December 2005.

     Capital Requirement and Project Investments. Until the completion of Leap's pending acquisition, Chase Telecommunications plans to finance the construction and operation of its networks in Tennessee through borrowings from Leap and its subsidiaries. Leap has entered into a credit facility with Chase Telecommunications under which Leap has agreed, at its discretion, to provide working capital to Chase Telecommunications. The parties have agreed in principle to increase the maximum principal amount that may be drawn under the facility to $45 million. Borrowings under the facility bear interest at prime plus 4.5%. The borrowings are collateralized by substantially all of the assets of Chase Telecommunications and are subordinated in right of payment to amounts Chase Telecommunications owes to QUALCOMM under an equipment financing agreement. At August 31, 1999, borrowings under the working capital facility totaled $36.1 million, including $3.3 million of accrued and capitalized interest. In addition, until the completion of Leap's pending acquisition, a Leap subsidiary plans to purchase equipment and services required by Chase Telecommunications under the subsidiary's existing equipment purchase and financing agreements, and to resell the equipment and services to Chase Telecommunications on substantially similar terms, including financing.

     Competition. Chase Telecommunications faces and expects to face competition in its markets from current and potential market entrants including, among others, Sprint Spectrum, Power Telecom, AT&T, Bell South and Alltel. Leap believes that these competitors currently are or will soon begin operating networks in the territories served or to be served by Chase Telecommunications. Additionally, FCC rules allow licensees to partition or disaggregate their spectrum. If other licensees create partitioned or disaggregated licenses, this could increase the number of competitors and the types of competition in Chase Telecommunications' markets.

  PEGASO

     General. Leap currently owns 28.6% of PEGASO, a joint venture formed to construct and operate a wireless communications network in Mexico. In October 1998, a wholly owned subsidiary of PEGASO acquired nationwide PCS licenses in Mexico for approximately U.S. $221 million (based on exchange rates in effect on the dates the license payments were made). PEGASO launched operations in three of Mexico's four largest cities in 1999: Tijuana in February, Guadalajara in August and Monterrey in September. PEGASO expects to launch service in Mexico City, the country's largest city, near the end of 1999. PEGASO plans to construct and operate wireless communications systems in additional metropolitan areas as well as tourist destinations and major border cities, subject to the availability of additional capital.

     In bidding for its licenses, PEGASO agreed to provide coverage to municipalities containing at least 20% of the total population of most of the licensed regions by October 2001 and to provide coverage to municipalities containing at least 50% of the total population of most of the licensed regions by October 2003. Leap cannot assure investors that PEGASO can complete these construction projects for the amount budgeted or on a timely basis.

     PEGASO has signed a roaming agreement with Sprint PCS that will enable PEGASO customers to use Sprint PCS's nationwide wireless network in the U.S. and will allow Sprint PCS customers to roam on PEGASO's network in Mexico.

     Market Opportunity. In early 1998, the Mexican government auctioned additional wireless communications licenses in each of the nine regions of Mexico to allow additional competition in the mobile wireless market. PEGASO acquired nationwide PCS licenses in these auctions. Mexico's population of approximately 99 million people is approximately 70% urban with approximately 50% living in Mexico City, Monterrey and Guadalajara. In 1998, Mexico's teledensity was approximately 10.4% and its cellular penetration was approximately 3.5%.

     Strategic Partners. In addition to Leap, Corporativo del Valle de Mexico, S.A. de C.V., an affiliate of Grupo Televisa, and Pegaso Comunicaciones y Servicios, S.A. de C.V. have interests in PEGASO. Grupo Televisa is the largest media company in the Spanish-speaking world and is a major participant in the international entertainment business. Pegaso Comunicaciones y Servicios is 96%-owned by Alejandro Burillo Azcarraga, a member of the Leap board of directors, and is affiliated with Grupo Pegaso, a private investment group with investments in various industries including cable television, communications, retail electronics, real estate, sports and entertainment. Leap management believes that the strong financing resources of Corporativo del Valle de Mexico and Pegaso Comunicaciones y Servicios, as well as their political access in Mexico, provide PEGASO critical resources and relationships for assisting the network build-out and in marketing and distributing PEGASO's wireless services. Citicorp, the Latin America Infrastructure Fund and Nissho Iwai have also invested in PEGASO.

     Leap's Rights and Interests. Leap, through a wholly owned subsidiary, currently owns a 28.6% interest in PEGASO and has invested $100 million of the $350 million of capital that has been contributed by the members of the joint venture. Leap expects that its ownership interest in PEGASO will be reduced in the future. Several existing investors, other than Leap, are committed to contribute an additional $50 million of financing by August 2000 and PEGASO is currently seeking additional debt and equity financing.

     Leap has agreed to provide operator services to PEGASO and in turn has subcontracted those services to a subsidiary of GTE. GTE is one of the world's largest publicly traded international telecommunications operators, with investments and operations in the United States and many other parts of the world.

     Capital Requirements and Projected Investments. PEGASO has already raised or obtained commitments for substantial amounts of capital. To date, the members of the joint venture have contributed $350 million of equity, and members other than Leap have committed an additional $50 million of equity contributions. In addition, QUALCOMM and another equipment vendor have agreed to provide approximately $580 million of secured equipment financing to the venture, a portion of which has already been advanced to the company. In May 1999, a PEGASO subsidiary also entered into a $100 million working capital facility with an equipment vendor and several banks. To complete the build-out, launch and operation of its planned networks, however, PEGASO will need to obtain substantial additional capital.

     PEGASO expects to fund a large portion of its development and operating activities in fiscal 2000 with cash from operations, proceeds of the recent $50 million investment, and borrowings under the $100 million working capital facility. In addition, PEGASO is seeking additional debt and equity financing, including additional vendor financing.

     Regulatory Environment. The Mexican Comision Federal de Telecomunicaciones auctioned four new PCS licenses in the 1.9GHz band and four new wireless local loop or WLL licenses in the 3.4GHz band beginning in November 1997. PEGASO successfully purchased nationwide PCS licenses in the auctions. Mexico's Federal Telecom Law provides the underlying basis for telecommunications competition in Mexico. The Federal Telecom Law is designed to provide a pro-competitive regulatory environment in the Mexican wireless services market.

     Telmex, the government telecommunications operator, is required by Mexico's Federal Telecom Law to interconnect competing cellular operators to the landline public switch telephone network. Interconnect agreements are supervised and approved by the Secretaria de Comunicaciones y Transportes, also known as the SCT, the government ministry responsible for regulating the telecommunications sector and licensing new competitors. While cellular tariffs are no longer regulated in Mexico, the rates must still be registered with the SCT. Mexico currently restricts foreign voting ownership of telecommunications networks and services to 49%.

     Competition. Following the Mexican government's recent wireless auctions, there is one existing nationwide wireless operator, Telmex, which operates through its subsidiaries Telcel and Dipsa; one carrier, Iusacell, with a large mixed band footprint (four 800 MHz licenses and two 1900 MHz licenses); and PEGASO, which holds a nationwide PCS license. In addition, Unefon has been granted nationwide licenses, but cannot launch service until December 1999. The Mexican government's right to issue licenses to Unefon is being challenged because the government granted Unefon additional time to pay required license fees after Unefon failed to comply with the payment schedule originally established in connection with the auction. In addition, there are several regional wireless carriers who offer wireless service in one or more of Mexico's nine regions but who do not have a broad national presence.

  SMARTCOM

     General. In 1997, SMARTCOM, a wholly owned indirect subsidiary of Leap, acquired a nationwide license to offer PCS services in Chile. SMARTCOM's nationwide system began operation in September 1998 and had approximately 42,000 subscribers on August 31, 1999. In April 1999, Leap increased its ownership of SMARTCOM from 50% to 100% when Leap's Chilean subsidiary purchased 50% of SMARTCOM from

Telex-Chile, a Chilean telecommunications company, and an affiliate of Telex-Chile, for $28 million and a $22 million interest-free note payable in three years.

     SMARTCOM has experienced reliability problems with respect to its network infrastructure equipment. Leap and SMARTCOM are working with equipment vendors to address these problems, which have not yet been resolved. SMARTCOM is upgrading existing equipment and purchasing additional equipment which it expects to resolve the problems, enhance the quality and reliability of its system and accommodate expected subscriber growth. Based upon its experience with other operating company infrastructure configurations, Leap believes but cannot guarantee that the upgrade and expansion will correct the reliability problems that SMARTCOM has experienced.

     Market Opportunity. Chile is considered by many to be a technology leader in Latin America. It has a stable economy and a regulatory environment that is friendly to foreign investors. Chile has a population of approximately 15 million people. In excess of 70% of the population is concentrated in the center of the country in the Santiago and Valparaiso regions. Current teledensity is approximately 21.1%. Current wireless penetration in Chile is approximately 6.5%.

     Capital Requirements and Projected Investments. As discussed above, SMARTCOM is in the process of upgrading existing equipment and purchasing additional equipment to enhance the reliability of its system and to accommodate expected subscriber growth. Leap intends to finance the planned upgrade and expansion, as well as the operation of SMARTCOM's network in fiscal 2000, through borrowings under Leap's credit agreement with QUALCOMM, the proceeds of equipment financing agreements that Leap expects to negotiate in connection with planned equipment purchases by SMARTCOM, and capital from additional financing transactions. Leap and QUALCOMM are currently negotiating a new equipment financing agreement for SMARTCOM, and SMARTCOM has engaged an investment banker to assist it in selling equity. SMARTCOM is also exploring other capital raising alternatives. Leap cannot assure investors that SMARTCOM will obtain additional vendor funding or conclude a sale of equity or other financing transaction in fiscal 2000. If SMARTCOM does not obtain additional financing in fiscal 2000, Leap expects to delay or reduce the scope of SMARTCOM's planned expansion.

     Regulatory Environment. The Subsecretaria Telecomunicaciones regulates the basic telecommunications network in Chile. In April 1997, Subsecretaria Telecomunicaciones awarded three licenses for PCS (1900MHz) mobile operations in Chile -- one to SMARTCOM and two to affiliates of Entel Cellular. In addition, three major cellular operators, including Entel Cellular, were previously licensed by the government and are operating in Chile. The regulatory environment in Chile is considered to be stable, reliable and friendly to foreign investment.

     Competition. In addition to SMARTCOM, there are three major operators of wireless services in Chile, each of which effectively provides nationwide service. CTC/Startel operates a nationwide cellular system. Bell South operates in central Chile, but has acquired the cellular license for the regions outside of Santiago from Entel Cellular. Bell South has an existing roaming agreement with Entel Cellular that will allow it to effectively provide nationwide coverage while it builds out its own nationwide network. In addition to these cellular services, Entel launched a commercial PCS service using GSM technology in March 1998. A second PCS license, also controlled by Entel, has not been built out or put into operation.

OTHER BUSINESSES

     Through a subsidiary, Leap owns a 35% interest in Orrengrove Investments Limited, which in turn owns a 60% interest in three related companies referred to as the Transworld Companies. The Transworld Companies have been seeking to establish a domestic long-distance business in Russia. In December 1998, they launched limited long-distance service between Moscow and Perm, a region of three million people west of Moscow. The third party satellite that the companies used to provide long distance service failed in April 1999. As a result of the failure, the Transworld Companies began using fiber lines to provide long distance services on a short-term basis and they began to explore long-term alternatives to the satellite transmission equipment they previously used. The directors of the Transworld Companies voted to liquidate the companies after reviewing a series of alternative business plans that did not meet their minimum financial performance criteria. As a result, Leap wrote down its investment in Orrengrove to the proceeds Leap expects to receive in connection with the pending liquidations.

     Through another subsidiary, Leap also owns a 35% interest in Metrosvyaz Limited, a company that is attempting to establish joint ventures in Russia to construct and operate networks providing wireless local loop service. Metrosvyaz was funding its activities through vendor financing from an equipment supplier and a working capital facility from Leap. As described in greater detail in "Item 3. Legal Proceedings," Leap has ceased funding loans to Metrosvyaz and, as a result, has written-off its remaining investment in Metrosvyaz.

     In August 1999, Leap sold its subsidiary, OzPhone Pty. Limited, for $16.0 million. Leap had invested approximately $6.9 million in OzPhone prior to the sale. Leap concluded that it could achieve greater shareholder return through this sale than it could through years of continued investment in and development of OzPhone. Although OzPhone owned spectrum licenses, it had not yet introduced service.

RELATIONSHIP BETWEEN QUALCOMM AND LEAP

     To transfer the business of Leap from QUALCOMM to Leap, QUALCOMM and Leap entered into various agreements that are described below. The agreements have been amended from time to time, including recent changes required by the FCC as a condition to allowing Leap to acquire specific wireless operating licenses. In May 1999, QUALCOMM sold its network infrastructure division to Ericsson. In connection with that sale, QUALCOMM transferred to Ericsson its rights to sell network infrastructure equipment to Leap and its operating companies.

     QUALCOMM's relationship as a lender to Leap and its operating companies gives QUALCOMM significant influence over Leap. Leap's relationships with QUALCOMM may also create conflicts of interest between Leap and QUALCOMM.

  SEPARATION AND DISTRIBUTION AGREEMENT

     Immediately before the distribution of Leap common stock to QUALCOMM's stockholders, QUALCOMM and Leap entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement governed the principal transactions required to effect the separation of the companies and the distribution, and other agreements governing the relationship between the parties.

     To effect the separation of the companies, QUALCOMM transferred some of its businesses and ventures to Leap. QUALCOMM also contributed to Leap the following:

     - $10 million in cash;

     - QUALCOMM's right to receive payment of approximately $113 million of debt from the operating companies;

     - QUALCOMM's rights under specific agreements relating to the business and ventures of Leap; and

     - other assets.

     QUALCOMM's performance as an equipment vendor is not a condition of payment to Leap under the notes and other debt transferred. Leap did not receive any intellectual property in connection with the separation of the companies, and QUALCOMM retained all rights not expressly transferred regarding any and all agreements with Leap's operating companies.

     In connection with the transfer of assets and rights by QUALCOMM, Leap issued a warrant to QUALCOMM to purchase 5,500,000 shares of Leap common stock for $6.11 per share. In March 1999, in exchange for consideration valued at $5.4 million, QUALCOMM agreed to amend the warrant to reduce the number of shares which may be acquired upon exercise of the warrant to 4,500,000. The warrant is currently exercisable and remains exercisable until 2008. QUALCOMM has agreed that it will not exercise the warrant in a manner that would cause QUALCOMM and its officers and directors to collectively hold more than 15% of Leap's outstanding common stock.

     In the Separation and Distribution Agreement, Leap also assumed some liabilities of QUALCOMM, including: (1) funding obligations to Leap's operating companies totaling approximately $75 million; (2) QUALCOMM's rights and obligations to manage Leap's operating companies; and (3) $2 million of accrued liabilities regarding Leap's employees.

     The Separation and Distribution Agreement also provides for (1) releases of claims of each party against the other; (2) the allocation of potential liabilities; and (3) indemnification rights between the parties.

     The Separation and Distribution Agreement also provides that, in international markets, Leap will deploy, and will cause its affiliates to deploy, only systems using cdmaOne until January 1, 2004. CdmaOne is the original standard for fixed or mobile wireless communications systems based on or derived from QUALCOMM's CDMA technology and successor standards that QUALCOMM has adopted. The Telecommunications Industry Association and other recognized international standards bodies have adopted cdmaOne as an industry standard. Leap also agreed that, in international markets, it would invest only in companies using cdmaOne systems until January 1, 2004.

     Under the Separation and Distribution Agreement, Leap also granted QUALCOMM a non-exclusive, royalty-free license to any patent rights developed by Leap or its affiliates. In addition, under the Separation and Distribution Agreement, Leap Wireless granted QUALCOMM a right of first refusal for a period of three years with respect to proposed transfers by Leap of its investments and joint venture interests. Leap further agreed to take an active role in the management of companies in which it holds stock or joint venture interests. The parties also generally agreed that, for a period of three years following the spin-off of Leap, neither party would solicit or hire employees of the other.

     Under the Separation and Distribution Agreement, the parties agreed that if specific events occur by March 2000, QUALCOMM would transfer its ownership interest in Telesystems of Ukraine to Leap. As a result of continued difficulties between QUALCOMM and the other partners in Telesystems of Ukraine, Leap believes that it is unlikely that QUALCOMM's interest in Telesystems of Ukraine will be transferred to Leap.

  CREDIT AGREEMENT

     Immediately before the distribution of Leap common stock to QUALCOMM's stockholders, Leap entered into a credit agreement with QUALCOMM. The credit agreement consists of two sub-facilities. Leap may use the working capital sub-facility to borrow up to $35.2 million from QUALCOMM. Leap may only use the proceeds from the working capital sub-facility to meet its normal working capital and operating expenses. These normal expenses include salaries and overhead, but exclude strategic investments, substantial acquisitions of capital equipment and the acquisition of telecommunications licenses. The investment capital sub-facility enables Leap to borrow up to $229.8 million from QUALCOMM. Leap may only use the proceeds from the investment capital sub-facility to make identified portfolio investments. Amounts available under the investment sub-facility are allocated to specific Leap projects and may not be reallocated to other projects without QUALCOMM's written consent. As one of the conditions to the FCC's recognition of Leap as a designated entity qualified to hold C-Block and F-Block licenses of PCS spectrum, Leap must take steps so that by January 2001, QUALCOMM holds no more than 50% of Leap's outstanding debt obligations.

     Amounts borrowed under the credit agreement are due and payable in September 2006, unless the maturity of the loans is accelerated pursuant to the provisions of the credit agreement. The credit agreement required a 2% origination fee. QUALCOMM has a security interest in substantially all of the assets of Leap for so long as any amounts are outstanding under the credit agreement. Amounts borrowed under the credit agreement bear interest at a variable rate equal to LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001. Before this time, accrued interest is added to the principal amount outstanding. If QUALCOMM assigns more than 10% of the total funding commitments to other lenders, Leap must pay a commitment fee to the lenders on unused balances under the credit agreement.

     The credit agreement contains operating covenants, including restrictions on the ability of Leap to incur debt, merge, consolidate or transfer substantially all of its assets, create, incur or permit the existence of liens or pay dividends. Under the credit agreement, Leap agreed that it will not permit the quotient obtained by dividing its total debt by total capitalization to exceed the following level during the indicated period:

                        PERIOD                          LEVEL
                        ------                          -----
Through February 23, 2002.............................   70%
After February 23, 2002...............................   50%

     The terms total debt and total capitalization are each defined in the credit agreement.

     Leap was in compliance with the financial covenant as of August 31, 1999. In addition, the credit agreement limits Leap's use of borrowed funds, restricts Leap's joint venture and stock ownership, and imposes other restrictions on the operation of Leap's business. Further, if Leap sells some of its assets, it must prepay the credit agreement with a percentage of the proceeds.

  MASTER AGREEMENT REGARDING EQUIPMENT ACQUISITION

     The Master Agreement Regarding Equipment Acquisition contains the obligations of Leap regarding the purchase and sale of terrestrial-based cdmaOne infrastructure and subscriber equipment. As a result of QUALCOMM's sale of its network infrastructure division to Ericsson, Leap owes some purchase obligations to Ericsson with respect to network equipment and to QUALCOMM with respect to subscriber equipment. Under the Master Agreement Regarding Equipment Acquisition, Leap generally agreed that:

     - For five years, it will purchase at least 50% of its requirements for infrastructure equipment from Ericsson and 50% of its requirements for subscriber equipment from QUALCOMM.

     - For each initial investment by Leap made before October 2002 in a wireless telecommunication entity operating in the United States, Leap will require the U.S. operator to enter into an equipment requirements agreement with QUALCOMM and Ericsson. The equipment requirements agreement will require the U.S. operator to purchase at least 50% of its requirements for infrastructure equipment from Ericsson and 50% of its requirements for subscriber equipment from QUALCOMM, in each case for a five year period.

     - For each investment by Leap in a U.S. operator of wireless communications made after October 2002, Leap will attempt to require the U.S. operator to provide Ericsson and QUALCOMM with an opportunity to bid on its requirements for infrastructure equipment and subscriber equipment, respectively. Leap also will encourage the U.S. operator to acquire equipment from Ericsson and QUALCOMM.

     Leap and the U.S. operating companies in which it invests must comply with these requirements only if Ericsson's bid for the infrastructure equipment and related services or QUALCOMM's bid for subscriber equipment is less than or equal to the lowest competing bid that Leap or its operating company would accept; provided, however, until QUALCOMM has received contracts from Leap and the companies in which it invests for at least $250 million of subscriber equipment for use in the United States, Leap and the U.S. operating companies in which it initially invests before 2002 must comply with these requirements if QUALCOMM's bid is 110% or less than the lowest competing bid Leap or such other company would accept.

     Until the earlier of (1) October 2002 and (2) the date on which Leap receives an aggregate of $60 million of financing from parties other than QUALCOMM, Leap must require each wireless telecommunication entity operating outside the United States in which Leap initially invests to enter into an equipment requirements agreement with QUALCOMM and Ericsson. The equipment requirements agreement will provide that the foreign operator of wireless communications will purchase at least 50% of its requirements for infrastructure equipment from Ericsson and 50% of its requirements for subscriber equipment from QUALCOMM, in each case for a five year period. The equipment requirements agreement will also require the foreign operator to notify QUALCOMM if its bid is not competitive, to explain how QUALCOMM must modify its bid to make it competitive, and to give QUALCOMM the opportunity to submit a modified bid. If

Leap makes an initial investment in a wireless communications company operating outside of the United States after the date described above, Leap will seek to provide QUALCOMM and Ericsson with an opportunity to bid on the foreign operator's infrastructure and subscriber equipment. Leap will also encourage the foreign operator to acquire its equipment from QUALCOMM and Ericsson. The obligations of all the foreign operators will depend on QUALCOMM and Ericsson providing competitive prices.

     All the obligations of Leap and its operating companies regarding equipment purchases under the Master Agreement Regarding Equipment Acquisition will expire in September 2007.

     If Leap or one of its operating companies attempts to acquire equipment on a "bundled" basis, then Ericsson and QUALCOMM are entitled, in some cases, to respond separately to each portion of the proposed bundled acquisition. If Leap does not attempt to acquire the equipment on a competitive basis from multiple vendors, but instead decides to negotiate exclusively with Ericsson or QUALCOMM, then Ericsson or QUALCOMM, as applicable, will offer and sell the equipment to Leap on a "most favored pricing" basis.

  EMPLOYEE BENEFITS AGREEMENT

     The Employee Benefits Agreement between QUALCOMM and Leap governs the employee benefit obligations of Leap for employees assigned to Leap. Under the Employee Benefits Agreement, Leap assumed and agreed to pay all liabilities relating to former employees of QUALCOMM employed by Leap. The Employee Benefits Agreement also required Leap Wireless to adopt a 401(k) plan similar to QUALCOMM's plan. In addition, Leap granted options to purchase shares of Leap common stock to holders of options to purchase shares of QUALCOMM common stock.

  TAX AGREEMENT

     The Tax Agreement between QUALCOMM and Leap generally requires QUALCOMM to pay all federal, state, local and foreign taxes relating to the businesses conducted by QUALCOMM or its subsidiaries for any taxable period, excluding: (1) taxes relating to Leap and its U.S. subsidiaries after the distribution of Leap;
(2) taxes relating to Leap's non-U.S. subsidiaries or any predecessor or successor for all periods before and after the distribution of Leap (other than regarding restructuring transactions incident to the distribution of Leap common stock); and (3) taxes arising out of actions taken by, or in respect of, Leap or any of its subsidiaries that cause negative tax consequences to QUALCOMM, Leap or their respective subsidiaries regarding the distribution of Leap common stock or the related transactions.

     The Tax Agreement further provides for cooperation regarding tax matters, the exchange of information and retention of records that may affect the tax liability of either party.

  CONVERSION AGREEMENT

     Under the Conversion Agreement, Leap agreed to issue up to 2,271,060 shares of Leap common stock to the holders of the Trust Convertible Preferred Securities of QUALCOMM Financial Trust I, a wholly owned statutory business Trust of QUALCOMM, upon the conversion of their securities. Leap also agreed to reserve and keep available Leap common stock for issuance and delivery upon that conversion. Leap also filed and must keep effective a registration statement covering the shares of Leap common stock issuable upon conversion of the Trust Convertible Preferred Securities. If Leap determines that any event requires changes to the registration statement so that the registration statement and the prospectus contained therein do not contain a material misstatement or omission, or if the continued effectiveness of the registration statement would require Leap to disclose a material financing, acquisition or other material corporate transaction or development (and the Leap Board of Directors has determined that such disclosure is not in the best interests of Leap and its stockholders), then Leap may suspend the issuance of Leap common stock issuable upon conversion of the Trust Convertible Preferred Securities until Leap has prepared and filed, and the SEC has declared effective, a post-effective amendment to the registration statement which contains the required disclosures.

     Leap anticipates that all of the shares reserved for issuance under the Conversion Agreement will be issued. Upon conversion of the Trust Convertible Preferred Securities, QUALCOMM will receive benefit in the form of forgiveness of debt, but Leap will receive no additional benefit or other consideration.

INFRASTRUCTURE PURCHASE AND FINANCE AGREEMENTS

     Subsequent to the end of fiscal 1999, a domestic subsidiary of Leap agreed to purchase $330 million of infrastructure products and services from a major telecommunications supplier. The supplier agreed to finance these purchases plus additional working capital at an interest rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization). Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The supplier credit agreement is secured by substantially all of the stock and assets of the companies operating Leap's domestic wireless business and contains covenants and conditions typical for a loan of this type.

     At the same time, Leap's subsidiary also agreed to purchase $330 million of next-generation infrastructure products which are currently in development and related services from a second major telecommunications supplier. Purchases from the second supplier will be on substantially similar terms, including financing. This second agreement is subject to approval of the supplier's board of directors.

COMPETITION

     The wireless communications industry is very competitive and competition is increasing. Many competitors have substantially greater resources than Leap and its operating companies. Leap cannot assure investors that Leap or its operating companies will compete successfully.

     Although the deployment of advanced telecommunications services is in its early stages in many developing countries, Leap believes competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. Leap's operating companies currently face competition from existing wireless communications providers. In addition, a number of large telecommunications companies are implementing programs to deploy telecommunications services in both developing and developed countries. Leap's operating companies also compete against landline carriers, including government-owned telephone companies. In addition, Leap's operating companies may face competition with technologies and services introduced in the future. Although Leap's operating companies intend to use relatively new technologies, newer technologies may make their technologies obsolete. Leap also expects the price that its operating companies charge for their products and services in some regions will decline over the next few years as competition increases in their markets.

     In the United States, Leap will compete directly with other wireless providers in each of its markets, many of whom have greater resources than Leap and entered the market before Leap. A few of Leap's competitors operate wireless communications networks covering most of the United States. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on Leap's ability to successfully implement its strategy. In addition, other wireless providers could attempt to implement Leap's strategy of providing local service at a flat-rate. Providers who offered such a service in Leap's market areas would directly compete against Leap in its market niche. Also, it is likely that some competitors will market other services, including cable television access, landline telephone service and Internet access, that Leap does not currently intend to market. Leap also expects to compete with new entrants to the U.S. wireless market as well as other telecommunications technologies, including paging, enhanced specialized mobile radio and global satellite networks.

     In addition, Leap believes that companies holding equity interests in multiple operating companies throughout the world will be increasingly predominant in the wireless communications industry and expects to experience increasing competition from entities with structures resembling that of Leap.

GOVERNMENT REGULATION

     The construction, operation, sale and interconnection arrangements of wireless communications systems and the grant, maintenance and renewal of applicable licenses in each of the countries outside the United States in which Leap has operations are regulated by governmental authorities in each country. In some cases, the regulatory authorities also operate or control the operations of the competitors of the operating companies. Changes in the current regulatory environment of these markets or future judicial intervention, or regulations affecting the pricing of the operating companies' services, could have a material adverse effect on Leap. In addition, the regulatory framework and authorities in the countries where Leap operates are relatively recent and, therefore, the enforcement and interpretation of regulations, the assessment of compliance, and the degree of flexibility of regulatory authorities are uncertain. Further, changes in the regulatory framework may limit the ability to add subscribers to developing systems. An operating company's failure to comply with applicable governmental regulations or operating requirements could result in the loss of licenses, penalties and fines or otherwise could have a material adverse effect on Leap.

     The construction, operation, sale and interconnection arrangements of wireless communications systems and the grant, maintenance and renewal of applicable licenses in the United States are regulated to varying degrees by state regulatory agencies, the FCC, the United States Congress and the courts. This regulation is continually evolving and there are a number of issues on which regulation has been or in the future may be suggested. The Telecommunications Act of 1996 mandates significant changes in existing regulations of the telecommunications industry to promote competitive development of new service offerings to expand the availability of telecommunications services and to streamline the regulation of the industry. Leap cannot assure investors that the FCC, Congress, the courts or state agencies having jurisdiction over the business of any of Leap's United States operating companies will not adopt or change regulations or take other actions that would adversely affect Leap's financial condition or results of operations. Many of the FCC's rules relating to the businesses of Leap's U.S. operating companies have not been tested by the courts and are subject to being changed by Congressional action. In addition, FCC licenses are subject to renewal and revocation. Leap cannot assure investors that the licenses of Leap's U.S. operating companies will be renewed or not be revoked.

FINANCIAL INFORMATION CONCERNING SEGMENTS AND GEOGRAPHICAL INFORMATION

     Financial information concerning Leap's operating segments and the geographic areas in which it operates is set forth in Note 13 to the Consolidated Financial Statements in Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999, which is incorporated in this report by reference.

EMPLOYEES

     On October 1, 1999, Leap Wireless employed approximately 90 full time employees, including the employees of its subsidiary Cricket Communications, Inc. In addition, Leap's subsidiary SMARTCOM employed approximately 545 employees on that date.

ITEM 2. PROPERTIES

     The Company has leased approximately 50,000 square feet of office space in San Diego, California, U.S.A. The Company currently leases this building for sales, marketing, product development and administrative purposes. The Company does not own any real property.

     SMARTCOM has leased approximately 50,000 square feet of office space in Santiago, Chile, excluding a lease which is expiring in the near future and will not be renewed. SMARTCOM uses this space for sales, marketing, customer service, operations and administrative purposes, as well as for its primary telecommunications switching equipment. In addition, SMARTCOM owns or leases space at three sites in Temuco, Antafagasta and Punta Arena, Chile aggregating approximately 10,000 square feet for additional switching equipment. SMARTCOM also maintains numerous small sites throughout Chile for radio transmission equipment that supports its telecommunications network. A large majority of these radio transmission sites are leased.

ITEM 3. LEGAL PROCEEDINGS

     Leap recently announced that it had stopped funding loans to Metrosvyaz and had written-off its remaining $9.6 million investment in Metrosvyaz. Metrosvyaz had not satisfied certain conditions required for funding and was in default under its loan agreement with Leap. In addition, Leap had been prevented from securing full reporting and documentation of performance, results and expenditures of Metrosvyaz in spite of repeated efforts to obtain that information. Preliminary results of a special investigation of Metrosvyaz also disclosed serious irregularities, including unaccounted for funds and questionable contracts and payments. On September 29, 1999, Leap issued a demand for arbitration seeking a full accounting and damages from Metrosvyaz and one of its directors with respect to these matters. It is too early to evaluate the likely outcome of the arbitration or any adversarial proceeding that may arise out of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, has traded on The Nasdaq National Market under the symbol "LWIN" since September 24, 1998. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market in each of the four quarters of fiscal 1999.

                  PERIOD                      HIGH      LOW
                  ------                     ------    ------
First Quarter..............................  $ 9.00    $ 2.69
Second Quarter.............................  $ 7.88    $ 4.75
Third Quarter..............................  $25.50    $ 5.88
Fourth Quarter.............................  $21.75    $16.00

     As of October 1, 1999 there were 18,428,411 shares of Common Stock outstanding held by approximately 1,959 holders of record.

     Leap has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. Leap is currently prohibited from paying dividends by the terms of the Credit Agreement between Leap and QUALCOMM. Leap intends to retain any earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the section headed "Selected Financial Data" in Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999, and is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item is set forth in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999, and is incorporated in this report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Leap's exposure to market risk for changes in interest rates relates primarily to its variable rate long-term debt obligations. For a description of Leap's long term debt obligations, see Note 7 to the Consolidated Financial Statements in Leap's Annual Report to Shareholders for the fiscal year ended

August 31, 1999, which is incorporated in this report by reference. The general level of U.S. interest rates and/or LIBOR affect the interest expense that Leap recognizes on its variable rate long-term debt obligations. As of August 31, 1999, the principal amounts of Leap's variable rate long-term debt obligations amounted to $210.3 million. An increase of 10% in interest rates would increase Leap's interest expense for fiscal year 2000 by approximately $2.3 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on Leap's results of operations in fiscal year 2000.

     Foreign Exchange Market Risk. The long-term debt obligations of Leap's wholly owned Chilean subsidiary, SMARTCOM, which are denominated in the U.S. dollar, are subject to the effects of currency fluctuations and may affect reported earnings and losses. A significant change in the value of U.S. dollar against the Chilean peso could result in a significant increase in the consolidated expenses of Leap. As of August 31, 1999, SMARTCOM's long-term debt obligations that were denominated in the U.S. dollar amounted to $101.7 million. Leap's results of operations would be negatively impacted by approximately $11.9 million for fiscal year 2000 if the U.S. dollar were to appreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on Leap's results of operations in fiscal year 2000.

     Hedging Policy. Leap does not currently have a policy to systematically hedge against foreign currency exchange rate or interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in the sections headed "Consolidated Balance Sheets," "Consolidated Statements of Operations and Comprehensive Loss," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999, and is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the section headed "Proposal 1 -- Election of Directors" in Leap's definitive Proxy Statement for the Annual Meeting of Shareholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of Leap's fiscal year ended August 31, 1999, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the section headed "Executive Compensation" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the sections headed "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS:

   The financial statements of Leap listed below are incorporated in this report by reference to Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999:

   Consolidated Balance Sheets at August 31, 1999 and 1998

   Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended August 31, 1999

   Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 1999

   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended August 31, 1999

   Notes to Consolidated Financial Statements

   Report of Independent Accountants

2. FINANCIAL STATEMENT SCHEDULES:

   Report of Independent Accountants on Financial Statement Schedule

   Schedule I -- Condensed Financial Information at August 31, 1999 and 1998, and for each of the three years in the period ended August 31, 1999

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     3.1(1)      Form of Amended and Restated Charter of the Registrant
     3.2(1)      Form of Amended and Restated Bylaws of the Registrant
     3.3(2)      Form of Certificate of Designation of Series A Junior
                 Participating Preferred Stock of the Registrant
     4.1(1)      Form of Common Stock Certificate
     4.2.1(3)    Letter, dated as of May 5, 1999, from QUALCOMM Incorporated
                 ("QUALCOMM") to the Registrant
     4.2.2(9)    Superceding Warrant, dated as of August 9, 1999, issued to
                 QUALCOMM
     4.2.3(9)    Form of Voting Agreement, dated as of April 1, 1999, between the Registrant and various officers and directors of
                 QUALCOMM Incorporated
     4.2.4(9)    Amended and Restated Agreement Concerning Share Ownership,
                 dated as of August 4, 1999, between Registrant and QUALCOMM
                 Incorporated

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     4.3(2)      Rights Agreement, dated as of September 14, 1998, between
                 the Registrant and Harris Trust Company of California
    10.1(8)      Separation and Distribution Agreement, dated as of September
                 23, 1998, between QUALCOMM and the Registrant
    10.1.1(9)    First Amendment to Separation and Distribution Agreement,
                 dated as of August 6, 1999, between Registrant and QUALCOMM
    10.2(8)      Credit Agreement, dated as of September 23, 1998, between
                 QUALCOMM and the Registrant
    10.3(8)      Tax Matters Agreement, dated as of September 23, 1998,
                 between QUALCOMM and the Registrant
    10.4(8)      Interim Services Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.5(8)      Master Agreement Regarding Equipment Acquisition, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.5.1(9)    First Amendment to Master Agreement Regarding Equipment
                 Procurement, dated as of August 6, 1999, between Registrant and QUALCOMM
    10.6(8)      Employee Benefits Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.7(8)      Conversion Agreement, dated as of September 23, 1998,
                 between QUALCOMM and the Registrant
    10.8(8)      Assignment and Assumption Agreement, dated as of September
                 23, 1998, between QUALCOMM and the Registrant
    10.9(7)      1998 Stock Option Plan, as amended through April 13, 1999
    10.10(1)     Form of non-qualified/incentive stock option under the 1998
                 Stock Option Plan
    10.11(1)     Form of non-qualified stock option under the 1998 Stock
                 Option Plan granted to QUALCOMM option holders in connection with the distribution of Registrant's common stock
    10.12(1)     Form of Registrant's 1998 Non-Employee Directors' Stock
                 Option Plan
    10.13(1)     Form of non-qualified stock option under the 1998
                 Non-Employee Directors' Stock Option Plan
    10.14(1)     Form of Registrant's Employee Stock Purchase Plan
    10.15(1)     Assignment and Assumption of Lease dated August 11, 1998
                 between QUALCOMM and Vaxa International, Inc.
    10.16(1)     Form of Indemnity Agreement to be entered into between the
                 Registrant and its directors and officers
    10.17(4)     Loan Agreement, dated as of September 28, 1998, between
                 Pegaso Comunicaciones y Servicios, S.A. de C.V. and the
                 Registrant
    10.18(4)     Promissory Note, executed September 25, 1998, payable to
                 Registrant by Pegaso Comunicaciones y Servicios, S.A. de
                 C.V.
    10.19(4)     Pledge Agreement, dated September 28, 1998, by and among the
                 Guarantors, the Issuers and Registrant
    10.20(5)     Asset Purchase Agreement, dated December 24, 1998, by and
                 among Chase Telecommunications Holdings, Inc., Anthony
                 Chase, Richard McDugald and Registrant
    10.21.1(6)   Stock Purchase Agreement, dated April 12, 1999, by and among
                 Inversiones Leap Wireless Chile S.A., Telex -- Chile S.A.,
                 and Chilesat S.A.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.21.2(7)   Novation and Assumption of Payment Obligation Agreement,
                 dated May 11, 1999, by and among Chilesat Telefonia Personal
                 S.A., Inversiones Leap Wireless Chile S.A. and Chilesat S.A.
                 (In Spanish and accompanied by a translation in English)
    10.22(9)     Cricket Communications, Inc. 1999 Stock Option Plan
    10.23(9)     Form of non-qualified/incentive stock option under the
                 Cricket Communications, Inc. 1999 Stock Option Plan
    10.24(9)     Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999
    10.25(10)    System Equipment Purchase Agreement, dated September 20,
                 1999, by and between Cricket Wireless Communications, Inc.
                 and Lucent Technologies, Inc. Portions of this exhibit
                 (indicated by asterisks) have been omitted pursuant to a
                 request for confidential treatment pursuant to Rule 24b-2.
    10.26(10)    Credit Agreement, dated as of September 29, 1999, among
                 Cricket Communications, Inc., Cricket Wireless
                 Communications, Inc., the Lenders party thereto, and Lucent
                 Technologies, Inc., as Administrative Agent. Portions of
                 this exhibit (indicated by asterisks) have been omitted
                 pursuant to a request for confidential treatment pursuant to
                 Rule 24b-2.
    10.26.1(10)  Exhibit A -- Form of Borrower Pledge Agreement
    10.26.2(10)  Exhibit B -- Form of Collateral Agency and Intercreditor
                 Agreement
    10.26.3(10)  Exhibit C -- Form of Guarantee Agreement
    10.26.4(10)  Exhibit D -- Form of Indemnity, Subrogation and Contribution
                 Agreement
    10.26.5(10)  Exhibit E -- Form of Parent Agreement
    10.26.6(10)  Exhibit F -- Form of Parent Pledge Agreement
    10.26.7(10)  Exhibit G -- Form of Perfection Certificate
    10.26.8(10)  Exhibit H -- Form of Security Agreement
    10.26.9(10)  Exhibit I -- Form of Subordination Agreement
    10.27(10)    Memorandum of Agreement, dated September 20 1999, by and
                 between Ericsson Wireless Communications Inc., Leap Wireless
                 International, Inc., and Cricket Wireless Communications,
                 Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
                 treatment pursuant to Rule 24b-2.
    10.28(10)    Second Amended and Restated Deferred Payment Agreement,
                 dated October 12, 1999, among Chilesat Telefonia Personal
                 S.A., Inversiones Leap Wireless Chile S.A., and QUALCOMM
                 Incorporated, as Vendor, Administrative Agent and Collateral
                 Agent
    13.1(10)     Portions of Registrant's Annual Report to Shareholders for
                 the Fiscal Year Ended August 31, 1999
    21.1(10)     Subsidiaries of the Registrant
    23.1(10)     Consent of PricewaterhouseCoopers LLP, independent
                 accountants
    27.1(10)     Financial Data Schedule

---------------
 (1) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

 (2) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

 (3) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the Securities and Exchange Commission on April 14, 1999, and incorporated herein by reference.

 (4) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the Securities and Exchange Commission on November 30, 1998, as amended, and incorporated herein by reference.

 (5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the Securities and Exchange Commission on January 14, 1999, and incorporated herein by reference.

 (6) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

 (7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the Securities and Exchange Commission on July 15, 1999, and incorporated herein by reference.

 (8) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

 (9) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(10) Filed herewith.

(b) REPORTS ON FORM 8-K

     On July 6, 1999, Leap filed Amendment No. 1 to its previously filed Form 8-K dated April 19, 1999. Leap's April 19, 1999 Form 8-K reported the acquisition by a wholly owned subsidiary of Leap of all of the shares of Chilesat Telefonia Personal, S.A. that the Leap subsidiary did not already own. Amendment No. 1 to the Form 8-K was filed to add pro forma financial statements to the Form 8-K and also updated the Chilesat Telefonia Personal S.A. financial statements contained in the Form 8-K to include unaudited financial information with respect to the three month period ended March 31, 1999. The following financial statements were included in the July 6, 1999 Amendment No. 1 to Form 8-K:

          (1) Financial Statements of Business Acquired (i.e., Chilesat Telefonia Personal S.A.)

           Report of Independent Accountants

           Balance Sheet at March 31, 1999 (unaudited) and December 31, 1998 and
             1997

           Statement of Income and Comprehensive Income for the three month period ended March 31, 1999 and 1998 (unaudited), for the year ended December 31, 1998, and for the periods from inception (March 3, 1997) to December 31, 1997, March 31, 1999 (unaudited), and December 31, 1998

           Statement of Cash Flows for the three month period ended March 31, 1999 and 1998 (unaudited), for the year ended December 31, 1998 and for the periods from inception (March 3, 1997) to December 31, 1997, March 31, 1999 (unaudited), and December 31, 1998

           Statement of Shareholders' Equity for the period from inception
             (March 3, 1997) to December 31, 1998, and for the period January 1, 1999 to March 31, 1999 (unaudited)

           Notes to the Financial Statements

          (2) Pro Forma Financial Information of Leap Wireless International,
     Inc.

           Unaudited Pro Forma Statement of Operations for the six months ended
             February 28, 1999

           Unaudited Pro Forma Statement of Operations for year ended August 31,
             1998

           Unaudited Pro Forma Balance Sheet as of February 28, 1999

           Notes to the Pro Forma Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEAP WIRELESS INTERNATIONAL, INC.

October 18, 1999                          By:      /s/ HARVEY P. WHITE
                                            ------------------------------------
                                                      Harvey P. White,
                                            Chief Executive Officer and Director

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ HARVEY P. WHITE                    Chief Executive Officer and    October 18, 1999
-----------------------------------------------------  Director (Principal Executive
                   Harvey P. White                                Officer)

                /s/ SUSAN G. SWENSON                     President, Chief Operating    October 18, 1999
-----------------------------------------------------       Officer and Director
                  Susan G. Swenson

                /s/ THOMAS J. BERNARD                   Vice Chairman, President --    October 18, 1999
-----------------------------------------------------      International Business
                  Thomas J. Bernard                        Division and Director

                 /s/ TOM WILLARDSON                    Senior Vice President, Finance  October 18, 1999
-----------------------------------------------------     and Treasurer (Principal
                   Tom Willardson                            Financial Officer)

                 /s/ STEPHEN DHANENS                             Controller            October 18, 1999
-----------------------------------------------------  (Principal Accounting Officer)
                   Stephen Dhanens

           /s/ ALEJANDRO BURILLO AZCARRAGA                        Director             October 18, 1999
-----------------------------------------------------
             Alejandro Burillo Azcarraga

                 /s/ ROBERT C. DYNES                              Director             October 18, 1999
-----------------------------------------------------
                   Robert C. Dynes

                 /s/ SCOT B. JARVIS                               Director             October 18, 1999
-----------------------------------------------------
                   Scot B. Jarvis

                 /s/ JOHN J. MOORES                               Director             October 18, 1999
-----------------------------------------------------
                   John J. Moores

               /s/ MICHAEL B. TARGOFF                             Director             October 18, 1999
-----------------------------------------------------
                 Michael B. Targoff

                                                                  Director
-----------------------------------------------------
                 Jeffrey P. Williams

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated October 18, 1999 appearing in the Leap Wireless International, Inc. 1999 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Diego, California
October 18, 1999

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                     FINANCIAL CONDITION OF THE REGISTRANT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   AUGUST 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Cash and cash equivalents...................................  $  17,502    $     --
Accounts receivable.........................................        825          --
Other current assets........................................         55          --
                                                              ---------    --------
          Total current assets..............................     18,382          --
                                                              ---------    --------
Property and equipment, net.................................      2,630          --
Investments in and loans receivable from subsidiaries.......    180,270     141,805
Intangible assets...........................................         --       6,838
Deposits and other assets...................................      1,449          --
                                                              ---------    --------
          Total assets......................................  $ 202,731    $148,643
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $  11,620    $  5,680
                                                              ---------    --------
          Total current liabilities.........................     11,620       5,680
                                                              ---------    --------
Long-term debt..............................................    120,161          --
Other long-term liabilities.................................         50          --
                                                              ---------    --------
          Total liabilities.................................    131,831       5,680
                                                              ---------    --------

Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares
     $.0001 par value, no shares issued and outstanding.....         --          --
  Common stock -- authorized 75,000,000 shares;
     $.0001 par value, 18,370,974 shares issued and
     outstanding............................................          2          --
  Additional paid-in capital................................    291,189          --
  Former parent company's investment........................         --     197,598
  Accumulated deficit.......................................   (216,896)    (52,283)
  Accumulated other comprehensive loss......................     (3,395)     (2,352)
                                                              ---------    --------
          Total stockholders' equity........................     70,900     142,963
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 202,731    $148,643
                                                              =========    ========

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                  RESULTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               OF THE REGISTRANT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED AUGUST 31,
                                                             --------------------------------
                                                               1999         1998       1997
                                                             ---------    --------    -------
General and administrative expenses........................  $ (17,567)   $ (9,292)   $(1,361)
                                                             ---------    --------    -------
  Operating loss...........................................    (17,567)     (9,292)    (1,361)
Equity in net loss of subsidiaries.........................   (123,655)    (38,284)    (3,793)
Write-down of investments in subsidiaries..................    (27,242)         --         --
Interest income............................................        960         843         --
Interest expense and amortization of discount and facility
  fee......................................................     (6,102)         --         --
Gain on sale of subsidiary.................................      9,097          --         --
Other income (expense), net................................       (104)         --         --
                                                             ---------    --------    -------
  Net loss.................................................   (164,613)    (46,733)    (5,154)
Other comprehensive income (loss):
  Foreign currency translation (losses) gains..............     (1,043)     (2,412)        60
                                                             ---------    --------    -------
     Comprehensive loss....................................  $(165,656)   $(49,145)   $(5,094)
                                                             =========    ========    =======
Basic and diluted net loss per common share................  $   (9.19)   $  (2.65)   $ (0.29)
                                                             =========    ========    =======
Shares used to calculate basic and diluted net loss per
  common share.............................................     17,910      17,648     17,648
                                                             =========    ========    =======

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                          CASH FLOWS OF THE REGISTRANT
                                 (IN THOUSANDS)

                                                                 YEAR ENDED AUGUST 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    --------
Net cash used in operating activities....................  $ (17,286)   $  (9,322)   $ (1,193)
                                                           ---------    ---------    --------
Investing activities:
  Purchase of property and equipment.....................     (3,182)          --          --
  Investments in and loans to subsidiaries...............   (186,707)    (140,234)    (46,000)
  Loan receivable to related party.......................    (17,500)          --          --
  Repayment of loan receivable from related party........     17,500           --          --
  Acquisition of subsidiary..............................         --         (564)         --
  Proceeds from sale of subsidiary.......................     16,024           --          --
                                                           ---------    ---------    --------
Net cash used in investing activities....................   (173,865)    (140,798)    (46,000)
                                                           ---------    ---------    --------
Financing activities:
  Borrowings under credit agreement......................    128,584           --          --
  Repayment of borrowings under credit agreement.........    (17,500)          --          --
  Issuance of common stock...............................      2,301           --          --
  Former parent company's investment.....................     95,268      150,120      47,193
                                                           ---------    ---------    --------
Net cash provided by financing activities................    208,653      150,120      47,193
                                                           ---------    ---------    --------
Net increase in cash and cash equivalents................     17,502           --          --
Cash and cash equivalents at beginning of year...........         --           --          --
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $  17,502    $      --    $     --
                                                           =========    =========    ========
Supplemental disclosure of non-cash investing and
  financing activities:
  Facility fee due on long-term debt.....................  $   5,300    $      --    $     --
  Repurchase of warrant..................................  $   5,355    $      --    $     --

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Leap Wireless International, Inc. ("Leap"), a Delaware corporation, is the parent company of all Leap subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and comprehensive loss and cash flows of Leap on a separate basis. All subsidiaries of Leap are reflected as investments accounted for under the equity method of accounting.

     No cash dividends were paid to Leap by its subsidiaries during the years ended August 31, 1999, 1998 or 1997.

     For accounting policies and other information, see the Notes to Consolidated Financial Statements included in Leap's Annual Report to Shareholders for the fiscal year ended August 31, 1999, which is incorporated by reference in this Annual Report on Form 10-K.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3.1(1)     Form of Amended and Restated Charter of the Registrant
 3.2(1)     Form of Amended and Restated Bylaws of the Registrant
 3.3(2)     Form of Certificate of Designation of Series A Junior
            Participating Preferred Stock of the Registrant
 4.1(1)     Form of Common Stock Certificate
 4.2.1(3)   Letter, dated as of May 5, 1999, from QUALCOMM Incorporated
            ("QUALCOMM") to the Registrant
 4.2.2(9)   Superceding Warrant, dated as of August 9, 1999, issued to
            QUALCOMM
 4.2.3(9)   Form of Voting Agreement, dated as of April 1, 1999, between the Registrant and various officers and directors of
            QUALCOMM Incorporated
 4.2.4(9)   Amended and Restated Agreement Concerning Share Ownership,
            dated as of August 4, 1999, between Registrant and QUALCOMM
            Incorporated
 4.3(2)     Rights Agreement, dated as of September 14, 1998, between
            the Registrant and Harris Trust Company of California
10.1(8)     Separation and Distribution Agreement, dated as of September
            23, 1998, between QUALCOMM and the Registrant
10.1.1(9)   First Amendment to Separation and Distribution Agreement,
            dated as of August 6, 1999, between Registrant and QUALCOMM
10.2(8)     Credit Agreement, dated as of September 23, 1998, between
            QUALCOMM and the Registrant
10.3(8)     Tax Matters Agreement, dated as of September 23, 1998,
            between QUALCOMM and the Registrant
10.4(8)     Interim Services Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
10.5(8)     Master Agreement Regarding Equipment Acquisition, dated as of September 23, 1998, between QUALCOMM and the Registrant
10.5.1(9)   First Amendment to Master Agreement Regarding Equipment
            Procurement, dated as of August 6, 1999, between Registrant and QUALCOMM
10.6(8)     Employee Benefits Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
10.7(8)     Conversion Agreement, dated as of September 23, 1998,
            between QUALCOMM and the Registrant
10.8(8)     Assignment and Assumption Agreement, dated as of September
            23, 1998, between QUALCOMM and the Registrant
10.9(7)     1998 Stock Option Plan, as amended through April 13, 1999
10.10(1)    Form of non-qualified/incentive stock option under the 1998
            Stock Option Plan
10.11(1)    Form of non-qualified stock option under the 1998 Stock
            Option Plan granted to QUALCOMM option holders in connection with the distribution of Registrant's common stock
10.12(1)    Form of Registrant's 1998 Non-Employee Directors' Stock
            Option Plan
10.13(1)    Form of non-qualified stock option under the 1998
            Non-Employee Directors' Stock Option Plan
10.14(1)    Form of Registrant's Employee Stock Purchase Plan
10.15(1)    Assignment and Assumption of Lease dated August 11, 1998
            between QUALCOMM and Vaxa International, Inc.
10.16(1)    Form of Indemnity Agreement to be entered into between the
            Registrant and its directors and officers
10.17(4)    Loan Agreement, dated as of September 28, 1998, between
            Pegaso Comunicaciones y Servicios, S.A. de C.V. and the
            Registrant

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.18(4)    Promissory Note, executed September 25, 1998, payable to
            Registrant by Pegaso Comunicaciones y Servicios, S.A. de
            C.V.
10.19(4)    Pledge Agreement, dated September 28, 1998, by and among the
            Guarantors, the Issuers and Registrant
10.20(5)    Asset Purchase Agreement, dated December 24, 1998, by and
            among Chase Telecommunications Holdings, Inc., Anthony
            Chase, Richard McDugald and Registrant
10.21.1(6)  Stock Purchase Agreement, dated April 12, 1999, by and among
            Inversiones Leap Wireless Chile S.A., Telex -- Chile S.A.,
            and Chilesat S.A.
10.21.2(7)  Novation and Assumption of Payment Obligation Agreement,
            dated May 11, 1999, by and among Chilesat Telefonia Personal
            S.A., Inversiones Leap Wireless Chile S.A. and Chilesat S.A.
            (In Spanish and accompanied by a translation in English)
10.22(9)    Cricket Communications, Inc. 1999 Stock Option Plan
10.23(9)    Form of non-qualified/incentive stock option under the
            Cricket Communications, Inc. 1999 Stock Option Plan
10.24(9)    Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999
10.25(10)   System Equipment Purchase Agreement, dated September 20,
            1999, by and between Cricket Wireless Communications, Inc.
            and Lucent Technologies, Inc. Portions of this exhibit
            (indicated by asterisks) have been omitted pursuant to a
            request for confidential treatment pursuant to Rule 24b-2.
10.26(10)   Credit Agreement, dated as of September 29, 1999, among
            Cricket Communications, Inc., Cricket Wireless
            Communications, Inc., the Lenders party thereto, and Lucent
            Technologies, Inc., as Administrative Agent. Portions of
            this exhibit (indicated by asterisks) have been omitted
            pursuant to a request for confidential treatment pursuant to
            Rule 24b-2.
10.26.1(10) Exhibit A -- Form of Borrower Pledge Agreement
10.26.2(10) Exhibit B -- Form of Collateral Agency and Intercreditor
            Agreement
10.26.3(10) Exhibit C -- Form of Guarantee Agreement
10.26.4(10) Exhibit D -- Form of Indemnity, Subrogation and Contribution
            Agreement
10.26.5(10) Exhibit E -- Form of Parent Agreement
10.26.6(10) Exhibit F -- Form of Parent Pledge Agreement
10.26.7(10) Exhibit G -- Form of Perfection Certificate
10.26.8(10) Exhibit H -- Form of Security Agreement
10.26.9(10) Exhibit I -- Form of Subordination Agreement
10.27(10)   Memorandum of Agreement, dated September 20 1999, by and
            between Ericsson Wireless Communications Inc., Leap Wireless
            International, Inc., and Cricket Wireless Communications,
            Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
            treatment pursuant to Rule 24b-2.
10.28(10)   Second Amended and Restated Deferred Payment Agreement,
            dated October 12, 1999, among Chilesat Telefonia Personal
            S.A., Inversiones Leap Wireless Chile S.A., and QUALCOMM
            Incorporated, as Vendor, Administrative Agent and Collateral
            Agent
13.1(10)    Portions of Registrant's Annual Report to Shareholders for
            the Fiscal Year Ended August 31, 1999
21.1(10)    Subsidiaries of the Registrant
23.1(10)    Consent of PricewaterhouseCoopers LLP, independent
            accountants
27.1(10)    Financial Data Schedule

---------------
 (1) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

 (2) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

 (3) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the Securities and Exchange Commission on April 14, 1999, and incorporated herein by reference.

 (4) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the Securities and Exchange Commission on November 30, 1998, as amended, and incorporated herein by reference.

 (5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the Securities and Exchange Commission on January 14, 1999, and incorporated herein by reference.

 (6) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

 (7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the Securities and Exchange Commission on July 15, 1999, and incorporated herein by reference.

 (8) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

 (9) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(10) Filed herewith.