Form 10-K405/A
period 1999-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 1999-12-13
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated into this report by reference:

          1. Part II Registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1999.

          2. Part III Registrant's definitive Proxy Statement which was filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1999 is being filed solely to amend Item 14(a)(3) to refile Exhibit 10.27, Memorandum of Agreement, dated September 20, 1999, by and between Ericsson Wireless Communications Inc., Leap Wireless International, Inc. and Cricket Wireless Communications, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2.

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
    10.21.2(7)   Novation and Assumption of Payment Obligation Agreement,
                 dated May 11, 1999, by and among Chilesat Telefonia Personal
                 S.A., Inversiones Leap Wireless Chile S.A. and Chilesat S.A.
                 (In Spanish and accompanied by a translation in English)
    10.22(9)     Cricket Communications, Inc. 1999 Stock Option Plan
    10.23(9)     Form of non-qualified/incentive stock option under the
                 Cricket Communications, Inc. 1999 Stock Option Plan
    10.24(9)     Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999
    10.25(10)    System Equipment Purchase Agreement, dated September 20,
                 1999, by and between Cricket Wireless Communications, Inc.
                 and Lucent Technologies, Inc. Portions of this exhibit
                 (indicated by asterisks) have been omitted pursuant to a
                 request for confidential treatment pursuant to Rule 24b-2.
    10.26(10)    Credit Agreement, dated as of September 29, 1999, among
                 Cricket Communications, Inc., Cricket Wireless
                 Communications, Inc., the Lenders party thereto, and Lucent
                 Technologies, Inc., as Administrative Agent. Portions of
                 this exhibit (indicated by asterisks) have been omitted
                 pursuant to a request for confidential treatment pursuant to
                 Rule 24b-2.
    10.26.1(10)  Exhibit A -- Form of Borrower Pledge Agreement
    10.26.2(10)  Exhibit B -- Form of Collateral Agency and Intercreditor
                 Agreement
    10.26.3(10)  Exhibit C -- Form of Guarantee Agreement
    10.26.4(10)  Exhibit D -- Form of Indemnity, Subrogation and Contribution
                 Agreement
    10.26.5(10)  Exhibit E -- Form of Parent Agreement
    10.26.6(10)  Exhibit F -- Form of Parent Pledge Agreement
    10.26.7(10)  Exhibit G -- Form of Perfection Certificate
    10.26.8(10)  Exhibit H -- Form of Security Agreement
    10.26.9(10)  Exhibit I -- Form of Subordination Agreement
    10.27(11)    Memorandum of Agreement, dated September 20 1999, by and
                 between Ericsson Wireless Communications Inc., Leap Wireless
                 International, Inc., and Cricket Wireless Communications,
                 Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
                 treatment pursuant to Rule 24b-2.
    10.28(10)    Second Amended and Restated Deferred Payment Agreement,
                 dated October 12, 1999, among Chilesat Telefonia Personal
                 S.A., Inversiones Leap Wireless Chile S.A., and QUALCOMM
                 Incorporated, as Vendor, Administrative Agent and Collateral
                 Agent
    13.1(10)     Portions of Registrant's Annual Report to Shareholders for
                 the Fiscal Year Ended August 31, 1999
    21.1(10)     Subsidiaries of the Registrant
    23.1(10)     Consent of PricewaterhouseCoopers LLP, independent
                 accountants
    27.1(10)     Financial Data Schedule

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

(10) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

(11) Filed herewith.

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

           Unaudited Pro Forma Statement of Operations for the six months ended
             February 28, 1999

           Unaudited Pro Forma Statement of Operations for year ended August 31,
             1998

           Unaudited Pro Forma Balance Sheet as of February 28, 1999

           Notes to the Pro Forma Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December, 1999.

                                          LEAP WIRELESS INTERNATIONAL, INC.

                                          By:      /s/ HARVEY P. WHITE
                                            ------------------------------------
                                                      Harvey P. White,
                                            Chief Executive Officer and Director