Form 10-Q
period 1999-11-30
LEAP WIRELESS INTERNATIONAL INC
filed 2000-01-14
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended November 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ________

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


      The number of shares of registrant's common stock outstanding on January 10, 2000 was 20,241,097.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        LEAP WIRELESS INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         NOVEMBER 30,    AUGUST 31,
                                                                            1999            1999
                                                                         ------------    ----------
                                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents .........................................      $  40,249       $  26,215
Accounts receivable, net ..........................................          3,980           2,726
Inventories .......................................................          4,329           5,410
Recoverable taxes .................................................          6,592           3,907
Other current assets ..............................................          5,500           1,926
                                                                         ---------       ---------
    Total current assets ..........................................         60,650          40,184
Property and equipment, net .......................................        112,841         116,947
Investments in and loans receivable from unconsolidated
     wireless operating companies .................................         77,398          94,429
Intangible assets, net ............................................         71,475          73,944
Deposits and other assets .........................................         10,977           9,827
                                                                         ---------       ---------
    Total assets ..................................................      $ 333,341       $ 335,331
                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ..........................      $  20,139       $  16,372
Loans payable to banks ............................................         17,566          17,225
                                                                         ---------       ---------
    Total current liabilities .....................................         37,705          33,597
Long-term debt ....................................................        260,818         221,812
Other long-term liabilities .......................................          9,272           8,504
                                                                         ---------       ---------
    Total liabilities .............................................        307,795         263,913
                                                                         ---------       ---------
Commitments and contingencies (Notes 2, 6 and 8)
Minority interest in consolidated subsidiary ......................            373             518
                                                                         ---------       ---------
Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares
    $.0001 par value, no shares issued and outstanding ............             --              --
  Common stock - authorized 75,000,000 shares;
    $.0001 par value, 18,954,636 shares issued and outstanding ....              2               2
  Additional paid-in capital ......................................        292,651         291,189
  Accumulated deficit .............................................       (263,157)       (216,896)
  Accumulated other comprehensive loss ............................         (4,323)         (3,395)
                                                                         ---------       ---------
    Total stockholders' equity ....................................         25,173          70,900
                                                                         ---------       ---------
    Total liabilities and stockholders' equity ....................      $ 333,341       $ 335,331
                                                                         =========       =========

     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                   NOVEMBER 30,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
                                                                           (RESTATED)
Operating revenues ....................................      $  5,484       $     --
                                                             --------       --------
Operating expenses:
   Cost of operating revenues .........................        (7,384)            --
   Selling, general and administrative expenses .......       (13,538)        (4,240)
   Depreciation and amortization ......................        (5,175)          (124)
                                                             --------       --------
       Total operating expenses .......................       (26,097)        (4,364)
                                                             --------       --------
     Operating loss ...................................       (20,613)        (4,364)
Equity in net loss of unconsolidated wireless
   operating companies ................................       (16,193)       (16,029)
Interest income .......................................           397            462
Interest expense and amortization of discount and
   facility fee .......................................        (7,174)        (1,051)
Foreign currency transaction losses ...................        (2,794)            --
Other income (expense), net ...........................           116             --
                                                             --------       --------
     Net loss .........................................       (46,261)       (20,982)
Other comprehensive income (loss):
   Foreign currency translation losses ................          (928)          (587)
                                                             --------       --------
     Comprehensive loss ...............................      $(47,189)      $(21,569)
                                                             ========       ========

Basic and diluted net loss per common share ...........      $  (2.45)      $  (1.19)
                                                             ========       ========

Shares used to calculate basic and diluted net loss
    per common share ..................................        18,857         17,663
                                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              NOVEMBER 30,
                                                                      -------------------------
                                                                         1999            1998
                                                                      ----------      ---------
                                                                                      (RESTATED)
Operating activities:
Net cash used in operating activities ..........................      $ (17,934)      $ (10,054)
                                                                      ---------       ---------
Investing activities:
  Purchase of property and equipment ...........................         (5,040)         (2,876)
  Investments in and loans to unconsolidated wireless
      operating companies ......................................         (5,500)        (86,791)
  Proceeds from liquidation of discontinued foreign venture ....          7,006              --
  Loan receivable to related party .............................             --         (17,500)
  Repayment of loan receivable from related party ..............             --           7,500
  Acquisition of wireless licenses .............................             --            (689)
                                                                      ---------       ---------
Net cash used in investing activities ..........................         (3,534)       (100,356)
                                                                      ---------       ---------
Financing activities:
  Proceeds from loans payable to banks .........................             --           6,720
  Borrowings under credit agreement ............................         30,905          23,315
  Repayment of borrowings under credit agreement ...............             --          (7,500)
  Issuance of common stock .....................................          1,439             103
  Deferred customs duties and other ............................            812              --
  Former parent company's investment ...........................             --          95,268
                                                                      ---------       ---------
Net cash provided by financing activities ......................         33,156         117,906
                                                                      ---------       ---------
Effect of exchange rate changes on cash and
       cash equivalents ........................................          2,346              --
                                                                      ---------       ---------
Net increase in cash and cash equivalents ......................         14,034           7,496
Cash and cash equivalents at beginning of period ...............         26,215              --
                                                                      ---------       ---------
Cash and cash equivalents at end of period .....................      $  40,249       $   7,496
                                                                      =========       =========
Supplemental disclosure of non-cash investing
  and financing activities:
  Loans to unconsolidated wireless operating company
      converted to equity investment ...........................      $      --       $  28,196
  Long-term financing to purchase property and equipment .......      $   4,739       $      --
  Facility fee due on long-term debt ...........................      $      --       $   5,300

     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BACKGROUND AND BASIS OF PRESENTATION

THE COMPANY AND NATURE OF BUSINESS

   Leap Wireless International, Inc., a Delaware corporation, and its wholly owned and majority-owned subsidiaries (the "Company" or "Leap") is a wireless communications carrier that deploys, owns and operates networks in domestic and international markets. Through its operating companies, Leap has launched all-digital wireless networks in the United States, Chile and Mexico. The Company was incorporated on June 24, 1998 as a wholly owned subsidiary of Qualcomm Incorporated ("Qualcomm"). On September 23, 1998, Qualcomm distributed all of the outstanding shares of common stock of the Company to Qualcomm's stockholders as a taxable dividend (the "Distribution"). In connection with the Distribution, one share of Company common stock was issued for every four shares of Qualcomm common stock outstanding on September 11, 1998. Following the Distribution, the Company and Qualcomm operate as independent companies. The condensed consolidated financial statements reflect the Company as if it were a separate entity for all periods presented.

INTERIM FINANCIAL STATEMENTS

   The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the Fiscal Year Ended August 31, 1999 incorporated by reference in the Company's 1999 Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

   The condensed consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

RESTATEMENT

   The Company adopted the equity method of accounting for its investment in Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") in the third quarter of fiscal 1999. Prior to that time, the Company accounted for its investment in Chase Telecommunications Holdings under the cost method. Accordingly, all prior periods presented in these condensed consolidated financial statements have been adjusted retroactively in accordance with generally accepted accounting principles.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

   Basic and diluted net loss per common share for the three months ended November 30, 1999 and 1998 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 18,856,656 and 17,662,760, respectively. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at Distribution were outstanding for the periods prior to Distribution. Stock options for 5,705,485 common shares, the conversion of Qualcomm's Trust Convertible Preferred Securities which are convertible into 1,959,053 shares of the Company's common stock, and the exercise of a warrant issued to Qualcomm for 4,500,000 shares of the Company's common stock have not been considered in calculating basic and diluted net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share are the same.

FUTURE ACCOUNTING REQUIREMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

NOTE 2.  PENDING WIRELESS LICENSE ACQUISITIONS

   In September 1998, the Company entered into an agreement, as amended in December 1999, to purchase three wireless licenses covering markets in North Carolina from AirGate Wireless, L.L.C. ("AirGate") for $25.0 million. The purchase price consists of the Company assuming $11.7 million of 6.25% per annum notes due April 2007 to the Federal Communications Commission ("FCC") related to the licenses and the remainder payable in cash. The remaining cash payment is increased for any principal payments made by AirGate on the notes during the period prior to the closing of the transaction.

   In September 1999, the Company agreed to purchase a wireless license covering the Dayton, Ohio market from PCS Devco, Inc. ("PCS Devco") for $3.5 million. The purchase price consists of the Company assuming a $1.1 million, 6.25% per annum note due June 2007 to the FCC related to the license and the remainder payable in cash. The Company is required to make PCS Devco's payments on the FCC note during the period prior to the closing of the transaction, reducing the remaining cash payment to PCS Devco. In addition, the Company will transfer to PCS Devco one of the 36 wireless licenses it acquired in the federal government's April 1999 reauction of PCS spectrum.

   Each of these agreements are subject to FCC approval and other conditions to closing, and no assurance can be given that they will be closed on schedule or at all. See Note 8.

NOTE 3.  INVESTMENTS AND LOANS TO UNCONSOLIDATED WIRELESS OPERATING COMPANIES

   The Company has equity interests in companies that directly or indirectly hold telecommunications licenses. Its participation in each company differs and the Company does not have majority interests in such companies. The Company accounts for these equity interests under the equity method. The Company accounts for its investments in foreign operating companies using a two-month lag. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of lenders and the other participants, over which the Company has no control.

    Commencing with the fourth quarter of fiscal 1999, the Company began accounting for Smartcom S.A. ("Smartcom") as a consolidated entity. Prior to the fourth quarter of fiscal 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $3.4 million during the three months ended November 30, 1998.

    Condensed combined financial information for the Leap operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                            NOVEMBER 30,    AUGUST 31,
                                                               1999            1999
                                                            ------------    ----------
                                                            (UNAUDITED)
Current assets .......................................      $  33,109       $ 140,899
Non-current assets ...................................        561,395         576,765
Current liabilities ..................................        (89,899)       (112,539)
Non-current liabilities ..............................       (331,549)       (347,590)
                                                            ---------       ---------
   Total stockholders' capital .......................        173,056         257,535
Other stockholders' share of capital .................         95,658         146,059
                                                            ---------       ---------
Company's share of capital ...........................         77,398         111,476
Lag period loans and advances ........................             --          10,195
Write-down in investments ............................             --         (27,242)
                                                            ---------       ---------
   Investments in and loans receivable from
      unconsolidated wireless operating companies ....      $  77,398       $  94,429
                                                            =========       =========

                                                               THREE MONTHS ENDED
                                                                   NOVEMBER 30,
                                                           -------------------------
                                                              1999           1998
                                                           -----------   -----------
                                                           (UNAUDITED)   (UNAUDITED &
                                                                          RESTATED)
Operating revenues ..................................      $  3,501       $    807
                                                           --------       --------
Operating loss ......................................       (50,319)       (13,142)
Other income (expense), net .........................        (8,887)        (5,434)
Foreign currency transaction gains ..................         5,926            426
                                                           --------       --------
   Net loss .........................................       (53,280)       (18,150)
Other stockholders' share of net loss ...............       (35,761)        (1,677)
                                                           --------       --------
Company's share of net loss .........................       (17,519)       (16,473)
Amortization of excess cost of investment ...........            --           (244)
Elimination of intercompany transactions ............         1,326            688
                                                           --------       --------
   Equity in net loss of unconsolidated wireless
     operating companies ............................      $(16,193)      $(16,029)
                                                           ========       ========

CHASE TELECOMMUNICATIONS HOLDINGS

   In December 1996, the Company purchased $4.0 million of Class B Common Stock of Chase Telecommunications Holdings, representing 7.2% of the outstanding capital stock. The Company has also provided a $50.0 million working capital facility to Chase Telecommunications Holdings. At November 30, 1999, borrowings under the facility totaled $43.4 million, including $4.5 million of accrued and capitalized interest. However, because the facility is the only source of working capital for Chase Telecommunications Holdings, the carrying value of the Company's investment and the loans under the facility have been reduced to zero as the Company has recognized 100% of the net losses of Chase Telecommunications Holdings to the extent of its investment and loans. The Company recorded equity losses from Chase Telecommunications Holdings of $5.5 million and $8.6 million during the three months ended November 30, 1999 and 1998, respectively.

    In December 1998, the Company agreed to acquire substantially all the assets of Chase Telecommunications Holdings, including wireless licenses, subject to FCC approval and other conditions. The purchase price includes approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $109.8 million at November 30, 1999, a warrant to purchase 1% of the common stock of the Company's subsidiary Cricket Communications Holdings, Inc. ("Cricket Communications Holdings") at an exercise price of $1.0 million, and contingent earn-out payments of up to $41.0 million based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities to be assumed include approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through September 2006.

PEGASO

   At November 30, 1999, the Company has a 28.6% interest in Pegaso, a Mexican corporation which is deploying the first 100% digital wireless communications network in Mexico. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. The Company recorded equity losses from Pegaso of $10.7 million and $0.6 million during the three months ended November 30, 1999 and 1998, respectively.

DISCONTINUED FOREIGN VENTURES

   Through a subsidiary, the Company has an interest in Orrengrove Investments Limited ("Orrengrove"), which in turn owned a 60% interest in three related companies (the "Transworld Companies") which are being liquidated. The third party satellite that the Transworld Companies used to provide long distance service failed in April 1999. The directors of the Transworld Companies voted to liquidate the companies after reviewing a series of alternative business plans that did not meet their minimum financial performance criteria. As a result, the Company wrote down its investment in Orrengrove in the fourth quarter of fiscal 1999 to the proceeds it expects to receive in connection with the liquidations. The Company recorded equity losses from Orrengrove of $0.9 million during the three months ended November 30, 1998.

   Through another subsidiary, the Company owns a 35% interest in Metrosvyaz Limited ("Metrosvyaz"), a company that is attempting to establish joint ventures in Russia to construct and operate networks providing wireless local loop service. Metrosvyaz was funding its activities through vendor financing from an equipment supplier and through a working capital facility provided by the Company. The Company has ceased funding loans to Metrosvyaz and, as a result, wrote down its remaining $9.6 million investment in Metrosvyaz in the fourth quarter of fiscal 1999. As described in Note 6, Leap has initiated arbitration against Metrosvyaz and one of its officers, and Metrosvyaz has subsequently filed a lawsuit against the Company and certain of its executive officers. The Company recorded equity losses from Metrosvyaz of $2.5 million during the three months ended November 30, 1998.

NOTE 4. BALANCE SHEET COMPONENTS

                                                      NOVEMBER, 30    AUGUST 31,
                                                          1999          1999
                                                      ------------    ----------
                                                       (UNAUDITED)
                                                            (IN THOUSANDS)
           ACCOUNTS RECEIVABLE, NET:
              Trade accounts receivable ..........      $ 3,445       $ 2,197
              Other accounts receivable ..........        1,238         1,112
                                                        -------       -------
                                                          4,683         3,309
              Allowance for doubtful accounts ....         (703)         (583)
                                                        -------       -------
                                                        $ 3,980       $ 2,726
                                                        =======       =======

           INVENTORIES:
              Handsets ...........................      $ 3,337       $ 4,320
              Accessories ........................          992         1,090
                                                        -------       -------
                                                        $ 4,329       $ 5,410
                                                        =======       =======

NOTE 5.  LONG-TERM DEBT

   Long-term debt is summarized as follows (in thousands):

                                                               NOVEMBER 30,
                                                                   1999
                                                               ------------
                                                                (UNAUDITED)
          Credit Agreement, net of facility fee ...........      $154,991
          Deferred Payment Agreement ......................        89,220
          Note payable to Telex-Chile, net of discount ....        16,607
                                                                 --------
                                                                 $260,818
                                                                 ========

CREDIT AGREEMENT

   The Company entered into a secured credit facility (the "Credit Agreement") with Qualcomm on September 23, 1998. The Credit Agreement consists of two sub-facilities. The working capital sub-facility enables the Company to borrow up to $35.2 million from Qualcomm for working capital needs. The investment capital sub-facility enables the Company to borrow up to $229.8 million from Qualcomm for strategic capital investments. At November 30, 1999, the Company had borrowed $15.0 million and $135.3 million under the working capital sub-facility and investment capital sub-facility, respectively.

DEFERRED PAYMENT AGREEMENT

   Smartcom and Qualcomm are parties to a Deferred Payment Agreement, as amended, related to Smartcom's purchase of equipment, software and services from Qualcomm. The assets of Smartcom collateralize its obligations under the Deferred Payment Agreement. The Company has also pledged its shares in Smartcom as collateral for the Company's guaranty of Smartcom's obligation to Qualcomm. The Deferred Payment Agreement requires Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets are restricted from distribution to Leap. Under the terms of the amended agreement, Qualcomm has agreed to defer collection of principal amounts up to a maximum of $84.5 million plus accrued and capitalized interest.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

PEGASO

   In May 1999, Pegaso entered into a $100 million loan agreement with several banks with credit support from Qualcomm. The Company guaranteed 33% of Pegaso's obligations under this loan agreement in the event of Pegaso's default. In December 1999, as a condition of the guarantee, the Company received an option to subscribe for and purchase up to 243,090 limiting voting series "N" treasury shares of Pegaso. The number of shares to be purchased by the Company under the option will be calculated to provide a total internal rate of return on the average outstanding balance of the bridge loan of 20%.The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

INFRASTRUCTURE EQUIPMENT PURCHASE AND FINANCING AGREEMENTS

   In September 1999, a subsidiary of the Company entered into separate infrastructure equipment purchase and financing agreements with two major telecommunications suppliers. Under the agreements, the subsidiary has agreed to purchase $330 million in infrastructure equipment from each supplier. In connection with the sales of infrastructure equipment, the suppliers will provide vendor financing that will be used for equipment, services and operations needed to deploy the subsidiary's wireless networks in various markets across the United States. One of the finance agreements is subject to the approval of the applicable supplier's board of directors.

   Until the pending acquisition of substantially all the assets of Chase Telecommunications Holdings is completed, the Company plans to purchase equipment and services required by Chase Telecommunications Holdings and then resell the equipment and services to Chase Telecommunications Holdings on substantially similar terms. If the Company fails to consummate the Chase Telecommunications Holdings acquisition by September 20, 2000, the Company will be required to pay in full up to $60.0 million of debt plus accrued interest incurred from the purchase and sale of equipment and services to Chase Telecommunications Holdings. As of November 30, 1999, no equipment had been purchased and resold to Chase Telecommunications Holdings.

   Following the closing of the Chase Telecommunications Holdings acquisition, amounts owed by Chase Telecommunications Holdings to Qualcomm under an equipment financing agreement become due and payable within five days and will be repaid from borrowings under one of the new equipment financing agreements. As of November 30, 1999, Chase Telecommunications Holdings owed approximately $31.0 million to Qualcomm under its equipment financing agreement.

LITIGATION

   In September 1999, the Company announced that it had stopped funding loans to Metrosvyaz. Metrosvyaz had not satisfied certain conditions required for funding and was in default under its loan agreement with the Company. In addition, the Company had been prevented from securing full reporting and documentation of performance, results and expenditures of Metrosvyaz despite repeated efforts to obtain that information. Preliminary results of a special investigation of Metrosvyaz disclosed serious irregularities, including unaccounted for funds and questionable contracts and payments. On September 29, 1999, the Company issued a demand for arbitration seeking a full accounting and damages from Metrosvyaz and one of its directors with respect to these matters. Management cannot determine the likely outcome of the arbitration.

   In December 1999, Metrosvyaz filed suit against the Company and certain of its officers in the U.S. District Court for the Central District of California. The Metrosvyaz suit alleges claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty. The suit seeks compensatory damages in excess of $100 million as well as punitive damages and injunctive relief. The Company believes the Metrosvyaz claims are without merit and will vigorously defend against them. The Company cannot, however, be certain of the outcome of this litigation. If Metrosvyaz prevails in its claims it could have a material adverse effect on the Company's business and financial condition.

   Various others claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7. SEGMENT DATA

   The Company's current reportable segments are countries in which it manages, supports, operates and otherwise participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of Cricket Communications Holdings and Chase Telecommunications Holdings in the United States, and Leap's operating companies in Mexico and Chile.

   Summary information by segment is as follows (in thousands):

                                                                     AS OF AND FOR
                                                                    THE THREE MONTHS
                                                                   ENDED NOVEMBER 30,
                                                               -------------------------
                                                                  1999            1998
                                                               ---------       ---------
                                                                      (UNAUDITED)
UNITED STATES
Revenues ...............................................       $  2,087        $    599
Operating loss .........................................        (15,498)         (4,432)
Operating loss before depreciation and amortization ....         (5,810)         (3,557)
Capital expenditures ...................................         (3,929)         (3,522)
Total assets ...........................................        101,486          84,177
CHILE
Revenues ...............................................          5,448             208
Operating loss .........................................        (14,325)         (5,424)
Operating loss before depreciation and amortization ....         (9,309)         (3,582)
Capital expenditures ...................................         (2,899)        (17,095)
Total assets ...........................................        190,297         134,274
MEXICO
Revenues ...............................................          1,414              --
Operating loss .........................................        (38,024)           (534)
Operating loss before depreciation and amortization ....        (35,652)           (518)
Capital expenditures ...................................        (36,279)        (60,344)
Purchase of wireless licenses ..........................             --        (175,864)
Total assets ...........................................        508,481         362,204

   A reconciliation of the total of the Company's segment revenues, operating losses and operating losses before depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

                                                               FOR THE THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                               --------------------------
                                                                  1999           1998
                                                                --------       --------
                                                                       (UNAUDITED)
Total segment revenues ...................................      $  8,949       $    807
Revenues of unconsolidated wireless
     operating companies .................................        (3,501)          (807)
Other revenues ...........................................            36             --
                                                                --------       --------
     Consolidated revenues ...............................      $  5,484       $     --
                                                                ========       ========

Total segment operating losses ...........................      $(67,847)      $(10,390)
Operating losses of unconsolidated wireless
     operating companies .................................        50,319         13,142
Discontinued foreign ventures ............................            --         (3,752)
Corporate and eliminations ...............................        (3,085)        (3,364)
                                                                --------       --------
     Consolidated operating loss .........................      $(20,613)      $ (4,364)
                                                                ========       ========

Total segment operating losses before depreciation
     and amortization ....................................      $(50,771)      $ (7,657)
Operating losses before depreciation and amortization
     of unconsolidated wireless operating companies ......        38,259         10,409
Discontinued foreign ventures ............................            --         (3,752)
Corporate and eliminations ...............................        (2,926)        (3,240)
                                                                --------       --------
Consolidated operating losses before depreciation
     and amortization ....................................      $(15,438)      $ (4,240)
                                                                ========       ========

    Revenues and long-lived assets related to operations in the United States and other foreign countries are as follows (in thousands):

                                                                    FOR THE THREE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                                    --------------------------
                                                                        1999          1998
                                                                      --------      --------
                                                                           (UNAUDITED)
    REVENUES:
    United States ..............................................      $     36      $     --
    Other foreign countries ....................................         5,448            --
                                                                      --------      --------
       Total consolidated revenues .............................      $  5,484      $     --
                                                                      ========      ========


                                                                     NOVEMBER 30,   AUGUST 31,
                                                                        1999          1998
                                                                     ------------   ----------
                                                                     (UNAUDITED)
    LONG-LIVED ASSETS: .........................................
    United States ..............................................      $ 22,912      $ 23,599
    Other foreign countries ....................................       240,840       264,369
                                                                      --------      --------
       Total consolidated long-lived assets ....................      $263,752      $287,968
                                                                      ========      ========

NOTE 8. SUBSEQUENT EVENTS

EXECUTIVE OFFICER DEFERRED STOCK PLAN

   In December 1999, the Company established an Executive Officer Deferred Stock Plan that provides for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals are converted into share units credited to the participant's account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company's common stock on the bonus payday. Share units represent the right to receive shares of the Company's common stock in accordance with the plan. The Company will also credit to a matching account that number of share units equal to 20% of the share units credited to the participant's account. Matching share units vest ratably over 3 years on each anniversary date of the applicable bonus payday. The Company has reserved 25,000 shares of its common stock for issuance under the plan.

PENDING WIRELESS LICENSES ACQUISITION

   On January 7, 2000, the Company agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone PCS, L.L.C ("Radiofone"). The purchase price for the Pittsburgh license is $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of the Company's common stock and $3.4 million in cash less the amount of debt owed by Radiofone to the FCC related to the license which will be assumed by the Company at the closing. As of November 30, 1999, the outstanding principal amount of the FCC debt was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007. The agreement is subject to FCC approval and other conditions to closing.

                                     * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-3 (File No. 333-93073).

   As used in this report, the terms we, our or us refer to Leap Wireless International, Inc. and its subsidiaries unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences, including factors relating to joint ventures and other entities in which the Company has interests, include: the ability to successfully deploy wireless networks; the ability to raise sufficient funds to finance such deployment; the ability to control costs relating to constructing, expanding, and operating the networks; the ability to attract new subscribers and the rate of growth of the subscriber base; the usage and revenue generated from subscribers; the level of airtime and equipment prices; the rate of churn of subscribers; the range of services offered; the ability to effectively manage growth and the intense competition in the wireless communications industry, as well as conditions governing the use of network licenses set by various government and regulatory authorities; developments in current or future litigation; and the other risks detailed in the Company's Registration Statement on Form S-3 (File No. 333-93073) under the heading "Risk Factors." Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

    Leap is a wireless communications carrier with a unique approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing a unique business strategy to extend the benefits of mobility to the mass market by offering wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Cricket service was introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, Inc., a company that we have agreed to acquire, under a management agreement that requires the management of Chase Telecommunications to control the business until our proposed acquisition is completed. The expansion of the Cricket service to Nashville, Tennessee is currently underway with an expected launch in January 2000. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 29 million potential customers.

    Internationally, we currently are involved in developing and operating nationwide digital wireless systems in Mexico and Chile. We plan to focus our efforts in markets primarily in the Americas where we believe the combination of unfulfilled demand and our attractive wireless service offerings will fuel rapid growth. In Mexico, we were a founding shareholder and have invested $100 million in Pegaso, a joint venture with Grupo Pegaso and Grupo Televisa, the largest media company in the Spanish-speaking world. We currently own 28.6% of Pegaso, which is deploying the first 100% digital wireless communications network in Mexico. Pegaso holds wireless licenses in the 1900 MHz band to provide nationwide service covering all of Mexico, with approximately 99 million potential customers. Pegaso recently announced that it has signed a non-binding memorandum of understanding with Sprint PCS under which Sprint PCS would invest up to $250 million by purchasing shares from Pegaso and shareholders other than Leap. If the contemplated transaction is consummated, Sprint PCS will acquire a 30.5% interest in Pegaso and our percentage interest in Pegaso will decrease to 20.5%.

    In Chile, in April 1999, we acquired the 50% of our wireless venture that we did not already own, and in November 1999, re-launched the venture's service under a new brand name and corporate identity, SMARTCOM PCS. We acquired the remaining 50% interest for $28 million in cash and a $22 million interest-free note due in May 2002. Smartcom holds a nationwide wireless license in the 1900 MHz band and operates a nationwide digital wireless system in Chile. Smartcom's network is the only CDMA-based network in the country, and it covers approximately 12 million potential customers representing 80% of Chile's total population.

    We are in the early stages of development. Start-up wireless communications companies typically require substantial capital expenditures for the construction of their networks and license acquisition costs. In addition, these companies typically incur significant marketing and other expenses as they begin commercial operations. Accordingly, as we continue to build-out our networks, expand our operations, and amortize our capitalized costs, our net operating losses and our proportionate share of the losses in our unconsolidated wireless operating companies is expected to grow.

PENDING ACQUISITIONS

    Chase Telecommunications. In December 1998, we agreed to acquire substantially all the assets of Chase Telecommunications Holdings, including wireless licenses, subject to FCC approval and other conditions. The purchase price includes approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $109.8 million at November 30, 1999, a warrant to purchase 1% of the common stock of our subsidiary Cricket Communications Holdings at an exercise price of $1.0 million, and contingent earn-out payments of up to $41.0 million based on Chase Telecommunications's earnings during the fifth full year following the closing of the acquisition. The liabilities to be assumed include approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through September 2006. An acquisition agreement has been signed, but the transaction has not yet been completed and is subject to FCC approval and other conditions.

    Following the closing of the acquisition, amounts owed by Chase Telecommunications to Qualcomm under an equipment financing agreement become due and payable within five days and will be repaid from borrowings under Cricket Communications's credit facility with Lucent. As of November 30, 1999, Chase Telecommunications owed approximately $31.0 million to Qualcomm under the equipment financing agreement.

    Our subsidiary, Cricket Communications, has entered into a credit facility with Chase Telecommunications under which Cricket Communications agreed, at its discretion, to provide working capital loans to Chase Telecommunications. The maximum principal amount of working capital loans that may be drawn under the facility is $50 million. Borrowings under the facility bear interest at the prime rate plus 4.5%. The borrowings are collateralized by substantially all of the assets of Chase Telecommunications and are subordinated in right of payment to amounts Chase Telecommunications owes to Qualcomm under its equipment financing agreement. As of November 30, 1999, Chase Telecommunications's borrowings under its working capital facility with Cricket Communications totaled $43.4 million, including $4.5 million of accrued and capitalized interest.

    Until our pending acquisition of Chase Telecommunications is completed, Cricket Communications plans to purchase the equipment and services required by Chase Telecommunications under its existing equipment purchase and financing agreements and then resell the equipment and services to Chase Telecommunications on substantially similar terms, including financing. If we fail to close the acquisition of Chase Telecommunications by September 20, 2000, we will be required to pay in full up to $60 million of debt plus accrued interest incurred from the purchase and sale of equipment and services to Chase Telecommunications under Cricket Communications's credit agreement with Lucent Technologies.

    Other Wireless Licenses. In September 1998, we agreed to acquire three wireless licenses covering markets in North Carolina from AirGate for a purchase price of approximately $13.3 million in cash and the assumption of principal amounts of approximately $11.7 million in debt obligations to the FCC. Amounts owed to the FCC bear interest at the rate of 6.25% per annum and must be repaid in quarterly installments of principal and interest through April 2007. A reduction in the outstanding balance of the FCC debt by AirGate before the closing will increase Leap's cash payment to AirGate. An acquisition agreement has been signed, but the transaction has not yet been completed and is subject to closing conditions.

    In September 1999, we agreed to acquire a wireless license covering the Dayton, Ohio market from PCS Devco for a purchase price of approximately $2.4 million in cash and the assumption of principal amounts of approximately $1.1 million in debt obligations to the FCC. Amounts owed to the FCC bear interest at the rate of 6.25% per annum and must be repaid in quarterly installments of principal and interest through June 2007. In addition, Leap has agreed to transfer to PCS Devco a wireless license that covers 135,000 potential customers. Until closing, Leap is required to make PCS Devco's payments under its FCC debt, with any payments made by Leap reducing the cash payment to PCS Devco. An acquisition agreement has been signed, but the transaction has not yet been completed and is subject to FCC approval and other conditions. Our agreement with PCS Devco expires in March 2000 if the transaction is not consummated by such date.

    In December 1999, we entered into a non-binding memorandum of understanding to acquire all of the outstanding stock of three corporations which own wireless licensees covering markets in Albany, Columbus and Macon, Georgia for an aggregate purchase price of 170,374 shares of our common stock. The memorandum of understanding provides that these corporations will have no indebtedness or other liabilities at the closing. The memorandum of understanding provides that we will file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock issued to the seller as soon as reasonably practicable after the closing of the transaction, subject to certain "lock-up" restrictions on resale. A binding acquisition agreement has not yet been agreed to by the parties. If a definitive agreement is reached, the transaction will be subject to FCC approval and other conditions.

    In January 2000, we agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone PCS, L.L.C. The purchase price for the Pittsburgh license is $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of our common stock and $3.4 million in cash less the amount of debt owed by Radiofone to the FCC associated with the Denver license which will be assumed by Leap at the closing. As of November 30, 1999, the outstanding principal amount owed to the FCC associated with the Denver license was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007. As a condition to closing the purchase of the Denver license, we must file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock to be issued to the seller, subject to certain "lock-up" restrictions on resale. The transaction is subject to FCC approval and other conditions.

PRESENTATION

    Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the businesses that Qualcomm transferred to us in September 1998 as if we were a separate entity for all periods discussed. We adopted the equity method of accounting for our investment in Chase Telecommunications Holdings, Inc. in the third quarter of fiscal 1999. Before that, we accounted for our investment in Chase Telecommunications Holdings under the cost method. Accordingly, all prior periods presented in the accompanying financial statements have been adjusted retroactively in accordance with generally accepted accounting principles.

    In April 1999, we increased our ownership interest in Smartcom from 50% to 100%. As a result of the reporting lag we have adopted for our foreign operating companies, we began fully consolidating Smartcom's results of operations in June 1999, the beginning of the fourth quarter of fiscal 1999. Before that, we accounted for our investment in Smartcom under the equity method of accounting. We account for our interest in Pegaso under the equity method of accounting. As of November 30, 1999, we owned 28.6% of Pegaso.

    The directors of the Transworld Companies, partially owned subsidiaries of a company in which we have an indirect interest, recently voted to liquidate the companies. The decision followed the Transworld Companies' loss of leased satellite transmission capacity and the companies' failure to develop an acceptable business plan that did not utilize satellite transmission. As a result of these developments, we wrote down our indirect investment in the Transworld Companies in the fourth quarter of fiscal 1999. In addition, we have ceased funding loans to Metrosvyaz and, as a result, have written-off our remaining investment in Metrosvyaz.

    The term "operating company" refers to Cricket Communications, Chase Telecommunications, Pegaso, Smartcom, the Transworld Companies, Orrengrove, Metrosvyaz and OzPhone.

RESULTS OF OPERATIONS

    The results of operations discussed below include period to period comparisons that may not reflect the character of our future results of operations because of the following events that took place during our most recent fiscal year:

    - the divestiture and liquidation of the Transworld Companies and the sale of our interest in OzPhone;

    -    the initial launch of the Cricket service in the U.S.;

    - our agreements to acquire the wireless licenses and other assets of Chase Telecommunications Holdings and the wireless licenses of AirGate and PCS Devco; and

    - the consolidation of Smartcom with Leap after our purchase of the remaining 50% interest in Smartcom that we did not already own.

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

   We incurred a net loss of $46.3 million during the three month period ended November 30, 1999 compared to a net loss of $21.0 million in the corresponding period of the prior fiscal year. The increase resulted primarily from start-up costs associated with our operating companies. Net losses for our consolidated and unconsolidated wireless operating companies relate primarily to the expenditures incurred in launching network services, including marketing and other expenses, and the amortization of capitalized network costs. Smartcom, accounted for under the equity method until the fourth quarter of fiscal 1999, launched nationwide service in September 1998. Pegaso launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999 and in Mexico City in December 1999. Chase Telecommunications launched its traditional mobile service in the U.S. in September 1998 and re-launched service utilizing Leap's Cricket wireless concept in March 1999.

   As a direct result of the consolidation of Smartcom, we recorded $5.4 million of operating revenues, $7.4 million of cost of operating revenues, $7.4 million of additional selling, general and administrative expenses, $5.0 million of additional depreciation and amortization, $2.9 million of additional net interest expense, and $2.8 million of foreign currency transaction losses during the fiscal quarter ended November 30, 1999. Smartcom's net loss of $20.7 million recognized during the three month period ended November 30, 1999, before intercompany eliminations, compares to $3.4 million that we recognized under the equity method for our 50% interest in the corresponding period of the prior fiscal year. During the first quarter of fiscal 1999, we did not report any operating revenues because all of our operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the first quarter of fiscal 1999.

   We incurred $13.5 million of selling, general and administrative expenses during the three month period ended November 30, 1999 compared to $4.2 million in the corresponding period of the prior fiscal year. The increase includes $7.4 million from the consolidation of Smartcom. Excluding Smartcom, selling, general and administrative expenses remained relatively flat, despite increased staffing and business development activities related to our domestic subsidiary, Cricket Communications.

   We incurred an operating loss of $20.6 million during the three month period ended November 30, 1999 compared to an operating loss of $4.4 million in the corresponding period of the prior fiscal year. The $16.2 million increase primarily reflects the consolidation of Smartcom. We expect that the results of operations for the quarter ended November 30, 1999 may not reflect the character of our future results of operations and believe operating revenues and expenses will increase in the future. We expect substantial growth in subscribers, operating revenues and operating expenses as a result of our pending acquisition and consolidation of Chase Telecommunications, the planned development and launch of Cricket service in multiple U.S. markets, and an increase in Smartcom's marketing efforts. We also expect substantial growth in Pegaso's subscribers, operating revenues and operating expenses; however, because Pegaso is accounted for under the equity method, its operating revenues and expenses are not fully consolidated.

   Equity in net loss of unconsolidated wireless operating companies was $16.2 million during the three month period ended November 30, 1999 compared to $16.0 million in the corresponding period of the prior fiscal year. During the first fiscal quarter, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso, which launched service in Tijuana, Guadalajara and Monterrey in February through September 1999, and Chase Telecommunications, which re-launched service utilizing Leap's Cricket wireless concept in March 1999. During the corresponding quarter of fiscal 1999, our equity share in the net loss of our unconsolidated wireless operating companies related primarily to Smartcom (prior to Leap's acquisition of the remaining 50 percent interest), Chase Telecommunications (for which Leap adopted the equity method of accounting in the third quarter of fiscal 1999 and retroactively adjusted prior periods) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation.

   Interest expense was $7.2 million during the three month period ended November 30, 1999 compared to $1.1 million in the corresponding period of the prior fiscal year. Interest expense related primarily to borrowings under our credit agreement with Qualcomm, and Smartcom's interest expense related primarily to the financing of its wireless communications network. We expect interest expense to increase substantially in the future due to expected borrowings used to fund the construction of wireless networks in various markets across the United States.

   Foreign currency transaction losses of $2.8 million during the three month period ended November 30, 1999 reflected unrealized foreign exchange losses recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    Over the next twelve months, we have budgeted a total of approximately $633.6 million for the following capital requirements:

    - approximately $500 million for capital expenditures for the build-out of our first 17 Cricket networks in our initial phase of development and to fund operating losses expected to be incurred by Cricket Communications;

    - approximately $75 million for capital expenditures for the build-out of Smartcom's networks in Chile and operating losses expected to be incurred by Smartcom;

    - approximately $41.6 million to complete our pending acquisitions, including the acquisitions of Chase Telecommunications and wireless licenses from AirGate, PCS Devco and Radiofone and wireless licenses to be acquired under a non-binding memorandum of understanding entered into in December 1999; and

    - approximately $17 million for general corporate overhead and other expenses.

Our actual expenditures may vary significantly depending upon the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

    As of November 30, 1999, we had a total of approximately $835.9 million in unused capital resources in place for our future cash needs as follows:

    - approximately $40.2 million in consolidated cash on hand (including $28.6 million held by Leap);

    - approximately $114.7 million in available commitments under the credit facility with Qualcomm; and

    - approximately $681.0 million in commitments under vendor financing arrangements with Lucent Technologies and Qualcomm, with availability subject to the total amounts of equipment purchased.

Consequently, we believe that if we do not make any additional license acquisitions or any investments in new ventures, we have adequate capital resources in place to fund our operations for the next twelve months.

    On December 20, 1999, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the offer and sale of an additional 3,000,000 shares of common stock in an underwritten public offering. We cannot assure you that this proposed common stock offering will be completed on a timely basis, or at all.

    In addition, we intend to raise additional capital in the near future by means of a high-yield debt offering, and we are also exploring other debt and equity financing alternatives. However, we may not be able to raise additional capital in fiscal 2000 on terms which are acceptable to us, or at all. If we do not obtain sufficient financing, we believe we can reduce our capital needs sufficiently to meet our liquidity requirements through fiscal 2000, by slowing or reducing the scope of our planned deployments in the U.S. and by reducing or deferring additional license acquisitions.

    We expect that we will require $875 million over the next several years to substantially complete the build-out of our planned wireless networks in the U.S. and Chile, not including the acquisition of additional licenses and the build-out of markets related to additional licenses. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up telecommunications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We intend to finance the construction and operation of Cricket networks primarily through borrowings under our credit agreement with Qualcomm and the proceeds of equipment financing agreements.

    We intend to finance the planned upgrade and expansion and the operation of Smartcom's network in fiscal 2000 through borrowings under our credit agreement with Qualcomm and the proceeds of equipment financing agreements that we expect to negotiate in connection with planned equipment purchases by Smartcom. Smartcom recently entered into a new equipment purchase agreement with Ericsson. In addition, Smartcom has engaged an investment banker to assist it in selling equity and is exploring other capital raising alternatives. Smartcom may not conclude a sale of equity or other financing transaction or obtain additional vendor funding. If Smartcom does not obtain additional financing in fiscal 2000, we expect to delay or reduce the scope of Smartcom's planned expansion.

    We have no direct obligation to fund the operations of Pegaso, our venture in Mexico, and expect Pegaso to be funded independently. Although Pegaso has raised or obtained commitments for debt and equity capital in excess of $1.0 billion, Pegaso will need to obtain substantial additional capital to complete the build-out, launch and operation of its planned networks. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

    CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS

    Qualcomm Credit Agreement. The credit agreement consists of two sub-facilities. We may use the working capital sub-facility to borrow up to $35.2 million to fund the corporate operating expenses of Leap at the parent level. The investment capital sub-facility enables us to borrow up to $229.8 million to make identified portfolio investments. As of November 30, 1999, Leap had $114.7 million available to it under the credit agreement, with $20.2 million available under the working capital sub-facility and $94.5 million available under the investment sub-facility. Amounts available under the investment sub-facility are allocated to specific projects and may not be reallocated to other projects without Qualcomm's written consent. As a condition to the FCC's recognition of Leap's qualification to hold C-Block and F-Block licenses, we must take steps so that by January 2001, Qualcomm holds no more than 50% of our outstanding debt obligations. We expect that we will have borrowed substantially all of the funds available to us under our credit agreement with Qualcomm by the end of calendar year 2000. Leap may not be able to reduce its debt to Qualcomm to 50% or less of its outstanding debt obligations.

    Amounts borrowed under the credit agreement are due and payable in September 2006, unless the maturity of the loans is accelerated pursuant to the provisions of the credit agreement. Qualcomm has a security interest in substantially all of the assets of Leap, other than the stock of special purpose subsidiaries formed to hold wireless licenses, for so long as any amounts are outstanding under the credit agreement. Amounts borrowed under the credit agreement bear interest at a variable rate equal to the prime rate plus 4.25% per annum or LIBOR plus 5.25% per annum. Interest is payable quarterly beginning September 30, 2001. Before this time, accrued interest is added to the principal amount outstanding. If Qualcomm assigns more than 10% of the total funding commitments to other lenders, we must pay a commitment fee of 0.5% to the lenders on unused balances under the credit agreement.

    Lucent Equipment Financing. Cricket Communications has agreed to purchase $330 million of infrastructure products and services from Lucent Technologies. The agreement is subject to early termination at Cricket Communications's convenience subject to payments for equipment purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $641 million in total borrowings by Cricket Communications with borrowing availability based on total amounts of equipment purchased, subject to various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers which must increase over time, limits on annual capital expenditures and dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue at an interest rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum of the commitments under the credit facility until the aggregate principal amount of borrowings equals $175 million, at which time the rate decreases to 1.0% until the aggregate principal amount equals $350 million, at which time the rate further decreases to 0.75%. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement are secured by all of the stock of Cricket Communications and its subsidiaries, all of their respective assets, the assets of Cricket Communications Holdings, Inc. and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses.

    Ericsson Equipment Financing. Cricket Communications also has agreed to purchase $330 million of next-generation infrastructure products which are currently in development and related services from Ericsson. Purchases from Ericsson will be on substantially similar terms to the Lucent agreement, including a credit facility providing for borrowings up to $495.0 million with borrowing availability based on a ratio of total amounts of equipment purchased. The commitment of funds by Ericsson is subject to the development of the next generation equipment, the negotiation of definitive documentation and the approval of Ericsson's board of directors.

    Obligations to the FCC. We will assume debt obligations to the FCC in the aggregate principal amount of approximately $93.1 million as part of the purchase price for the pending acquisitions of Chase Telecommunications Holdings and wireless licenses from AirGate, PCS Devco and Radiophone. For a discussion of the terms of these debt obligations to the FCC, see "Pending Acquisitions."

    Smartcom Deferred Payment Agreement. Smartcom has entered into a Deferred Payment Agreement with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. The obligations under the Deferred Payment Agreement are secured by all of the assets of Smartcom. A Leap subsidiary has also pledged its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement requires Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom are restricted from distribution to Leap. Under the terms of the agreement, Qualcomm agreed to defer collection of principal amounts up to a maximum of $84.5 million. The agreement was amended in October 1999 to capitalize interest payments as part of Smartcom's capital restructuring. As of that date, the deferred payment balance was approximately $90.7 million and the capitalized interest commitment was $14.6 million. The deferred payments bear interest at either a prime or LIBOR rate, plus an applicable margin. At November 30, 1999, the weighted average effective rate of interest was 12.6%. Accrued interest may be added to the outstanding principal amount of the applicable borrowing until October 2001. Amounts deferred under the agreement must be repaid by September 2006. Leap and Qualcomm have entered into a binding letter agreement under which Qualcomm has agreed to provide to Smartcom an additional $30 million in infrastructure equipment financing and $10 million in handset financing. The parties are currently negotiating definitive agreements.

    PEGASO FINANCING

    Qualcomm and another equipment vendor have agreed to provide approximately $580 million of secured equipment financing to Pegaso, a portion of which has already been advanced to the venture.

    In addition, in May 1999, Pegaso entered into a $100 million loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under that agreement. In July 1999, several existing investors contributed $50 million to Pegaso as previously planned. In addition, Pegaso recently announced that it has signed a non-binding memorandum of understanding with Sprint PCS under which Sprint PCS would invest up to $250 million by purchasing shares from Pegaso and shareholders other than Leap. Pegaso expects to fund a large portion of its development and operating activities in fiscal 2000 with cash from operations, proceeds of the $50 million investment and the pending investment from Sprint PCS, and borrowings under the $100 million loan agreement. Several other existing investors are committed to contribute $50 million in additional equity capital to Pegaso by August 2000. In addition, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

OPERATING ACTIVITIES

   We used $17.9 million in cash for operating activities during the three month period ended November 30, 1999 compared to $10.1 million in the corresponding period of the prior fiscal year. The increase is primarily attributable to the full consolidation of Smartcom. We expect that cash used in operating activities will increase substantially in the future as a result of our pending acquisitions and other activities related to the launch of our U.S. network.

INVESTING ACTIVITIES

   Cash used in investing activities was $3.5 million during the three month period ended November 30, 1999 compared to $100.4 million in the corresponding period of the prior fiscal year. Investments during the three month period ended November 30, 1999 consisted of loans to Chase Telecommunications of $5.5 million and capital expenditures, primarily by Smartcom, of $5.0 million offset by $7.0 million of proceeds received from the liquidation of the Transworld Companies. We expect to receive an additional $4.5 million of liquidation proceeds during the remainder of the fiscal year. Investments in the corresponding period of the prior fiscal year consisted primarily of a $60.7 million capital contribution to Pegaso, loans and advances of $26.1 million to our operating companies and a $17.5 million loan, net of repayments of $7.5 million, provided to a related party. In the remainder of fiscal 2000, Leap and its subsidiaries expect to make significant investments in capital assets, including network equipment and wireless communications licenses.

FINANCING ACTIVITIES

   Cash provided by financing activities during the three month period ended November 30, 1999, primarily from borrowings under the credit agreement with Qualcomm, was $33.2 million. Cash provided by financing activities in the corresponding period of the prior fiscal year was $117.9 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm's stockholders in September 1998, and $22.6 million of net borrowings under the credit agreement and from banks.

CURRENCY FLUCTUATION RISKS

   We report our financial statements in U.S. dollars. Our international operating companies report their results in local currencies. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the applicable local currency will affect our results of operations as well as the value of our ownership interests in its operating companies.

   Generally, our international operating companies generate revenues which are paid in their local currency. However, many of these operating companies' major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the national currency of an operating company could result in a significant increase in the operating company's expenses and could have a material adverse effect on the operating company and on us. In some emerging markets, including Mexico, significant devaluations of the local currency have occurred and may occur again in the future.

   We do not currently hedge against foreign currency exchange rate or interest rate risks.

INFLATION

   Inflation has had and may continue to have negative effects on the economies and securities markets of emerging market countries and could have negative effects on our operating companies and any new start-up project in those countries, including their ability to obtain financing. Chile and Mexico, for example, have periodically experienced relatively high rates of inflation. The operating companies, where permitted and subject to competitive pressures, intend to increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the license, the operating companies may not successfully mitigate the impact of inflation on their operations.

YEAR 2000 ISSUE

   The Year 2000 issue arises from the fact that many computer software programs use two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   Leap and its operating companies have recently begun their respective businesses and have designed and built their wireless communications networks and support systems with the Year 2000 issue in mind. The recent acquisition of network equipment and software does not guarantee, however, that such equipment and software are Year 2000 compliant.

   Leap and each of its operating companies conducted an inventory to identify its critical systems that may have been subject to Year 2000 problems. Each of our operating companies worked with their primary telecommunications and business software systems vendors on Year 2000 readiness issues. Those vendors had informed Leap and its operating companies that their products would be Year 2000 ready. To date, Leap has not incurred any material costs in support of the Year 2000 issue.

   As of the date of this report, January 14, 2000, the systems of Leap and its operating companies have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. We are not aware that any of our primary vendors or systems maintained by third parties (such as landline, long-distance and power systems) have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date of this filing, Year 2000 issues may not become apparent immediately and therefore, there is no assurance that Leap and its operating companies will not be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise.

FUTURE ACCOUNTING REQUIREMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Leap must adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. Leap does not expect that the adoption of this new accounting standard will have a material impact on its consolidated financial position or results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In September 1999, Leap announced that it had stopped funding loans to Metrosvyaz and had written off the remaining $9.6 million investment in Metrosvyaz. Metrosvyaz had not satisfied certain conditions required for funding and was in default under its loan agreement with Leap. In addition, Leap had been prevented from securing full reporting and documentation of performance, results and expenditures of Metrosvyaz despite repeated efforts to obtain that information. Preliminary results of a special investigation of Metrosvyaz disclosed serious irregularities, including unaccounted for funds and questionable contracts and payments. On September 29, 1999, Leap issued a demand for arbitration seeking a full accounting and damages from Metrosvyaz and one of its directors with respect to these matters. It is too early to evaluate the likely outcome of the arbitration.

   In response to Leap's demand for arbitration, on December 2, 1999, Metrosvyaz filed suit against the Company and certain of its officers in the U.S. District Court for the Central District of California. The Metrosvyaz suit alleges claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty. The suit seeks compensatory damages in excess of $100 million as well as punitive damages and injunctive relief. The Company believes the Metrosvyaz claims are without merit and will vigorously defend against them. The Company cannot, however, be certain of the outcome of this litigation. If Metrosvyaz prevails in its claims it could have a material adverse effect on the Company's business and financial condition.

   Various others claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on December 10, 1999, the following matters were submitted and approved by stockholders, with each matter receiving the number of votes indicated:

1.      Election of Directors:

                                                  Affirmative       Negative/Abstaining
                                                  -----------       -------------------
               Thomas J. Bernard                  16,856,433               47,782
               Alejandro Burillo Azcarraga        16,854,750               49,465
               Robert C. Dynes                    16,850,434               53,781

        In addition, directors whose term of office continued after the annual meeting are: Harvey P. White, Susan G. Swenson, Scot B. Jarvis, John J. Moores, Michael B. Targoff and Jeffrey P. Williams.

2.      Approval of prior adoption of the 1998 Stock Option Plan:

               Affirmative Votes                5,556,774
               Negative Votes                     562,133
               Abstaining                         130,651
               Broker Non-Vote                 10,655,175

3. Approval of prior adoption of the 1999 Stock Option Plan of Cricket Communications Holdings, Inc.:

               Affirmative Votes                5,565,083
               Negative Votes                     560,181
               Abstaining                         124,444
               Broker Non-Vote                 10,655,025

4. Ratification of selection of PricewaterhouseCoopers LLP as the Company's independent accountants:

               Affirmative Votes               16,832,013
               Negative Votes                      29,194
               Abstaining                          43,008
               Broker Non-Vote                          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits:

       27.1    Financial Data Schedule (Filed with EDGAR filing only.)

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEAP WIRELESS INTERNATIONAL, INC.

Date:  January 14, 2000                   By: /s/ HARVEY P. WHITE
                                             -----------------------------------
                                              Harvey P. White
                                              Chairman   and  Chief   Executive
                                              Officer


Date:  January 14, 2000                   By: /s/ STEPHEN P. DHANENS
                                             -----------------------------------
                                              Stephen P. Dhanens
                                              Vice President, Corporate
                                              Controller
                                              (Chief Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit Number           Description
   --------------           -----------
   27.1                     Financial Data Schedule