Form 10-Q
period 2000-02-29
LEAP WIRELESS INTERNATIONAL INC
filed 2000-04-14
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended February 29, 2000 or

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

        THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING ON APRIL 10, 2000 WAS 25,336,100.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        LEAP WIRELESS INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         FEBRUARY 29,     AUGUST 31,
                                                                             2000            1999
                                                                         ------------     ----------
                                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents ..........................................      $  599,935       $ 26,215
Restricted cash equivalents and short-term investments .............          58,667             --
Accounts receivable, net ...........................................           6,354          2,726
Inventories ........................................................           5,379          5,410
Recoverable taxes ..................................................           8,034          3,907
Other current assets ...............................................           6,181          1,926
                                                                          ----------       --------
    Total current assets ...........................................         684,550         40,184
Property and equipment, net ........................................         136,777        116,947
Investments in and loans receivable from unconsolidated
     wireless operating companies ..................................          71,676         94,429
Wireless licenses and other intangible assets, net .................          94,626         73,944
Restricted investments .............................................          49,811             --
Deferred financing costs and other assets ..........................          16,223          9,827
                                                                          ----------       --------
    Total assets ...................................................      $1,053,663       $335,331
                                                                          ==========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ...........................      $   21,361       $ 16,372
Loans payable to banks .............................................          32,007         17,225
Other current liabilities ..........................................           1,618             --
                                                                          ----------       --------
    Total current liabilities ......................................          54,986         33,597
Long-term debt .....................................................         552,876        221,812
Other long-term liabilities ........................................          10,120          8,504
                                                                          ----------       --------
    Total liabilities ..............................................         617,982        263,913
                                                                          ----------       --------
Commitments and contingencies (Notes 2, 3, 8 and 10)
Minority interest in consolidated subsidiary .......................              --            518
                                                                          ----------       --------
Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares
    $.0001 par value, no shares issued and outstanding .............              --             --
  Common stock - authorized 75,000,000 shares;
    $.0001 par value, 24,841,412 shares issued and outstanding .....               3              2
  Additional paid-in capital .......................................         787,887        291,189
  Accumulated deficit ..............................................        (346,134)      (216,896)
  Accumulated other comprehensive loss .............................          (6,075)        (3,395)
                                                                          ----------       --------
    Total stockholders' equity .....................................         435,681         70,900
                                                                          ----------       --------
    Total liabilities and stockholders' equity .....................      $1,053,663       $335,331
                                                                          ==========       ========

     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      -------------------------  -------------------------
                                                                      FEBRUARY 29, FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,
                                                                          2000        1999          2000         1999
                                                                      ------------ ------------  ------------ ------------
                                                                                    (RESTATED)                 (RESTATED)
Operating revenues ....................................................  $  8,799     $     --     $  14,283     $     --
                                                                         --------     --------     ---------     --------
Operating expenses:
   Cost of operating revenues .........................................   (15,078)          --       (22,462)          --
   Selling, general and administrative ................................   (19,503)      (4,044)      (33,041)      (8,284)
   Depreciation and amortization ......................................    (5,073)        (141)      (10,248)        (265)
                                                                         --------     --------     ---------     --------
       Total operating expenses .......................................   (39,654)      (4,185)      (65,751)      (8,549)
                                                                         --------     --------     ---------     --------
     Operating loss ...................................................   (30,855)      (4,185)      (51,468)      (8,549)

Equity in net loss of unconsolidated wireless operating companies .....   (33,866)     (19,379)      (50,059)     (35,408)
Interest income .......................................................     1,180        1,363         1,577        1,825
Interest expense ......................................................   (13,946)        (862)      (21,120)      (1,913)
Foreign currency transaction gains (losses) ...........................     1,398           --        (1,396)          --
Minority interest .....................................................       394           --           518           --
Other income (expense), net ...........................................    (2,860)          --        (2,868)          --
                                                                         --------     --------     ---------     --------
     Loss before extraordinary item ...................................   (78,555)     (23,063)     (124,816)     (44,045)
Extraordinary loss on early extinguishment of debt ....................    (4,422)          --        (4,422)          --
                                                                         --------     --------     ---------     --------
     Net loss .........................................................  $(82,977)    $(23,063)    $(129,238)    $(44,045)
                                                                         ========     ========     =========     ========
Other comprehensive income (loss):
   Foreign currency translation gains (losses) ........................    (1,752)         425        (2,680)        (162)
                                                                         --------     --------     ---------     --------
     Comprehensive loss ...............................................  $(84,729)    $(22,638)    $(131,918)    $(44,207)
                                                                         ========     ========     =========     ========

Basic and diluted net loss per common share:
       Loss before extraordinary item .................................  $  (3.79)   $   (1.30)    $   (6.31)    $  (2.49)
       Extraordinary loss .............................................     (0.21)         --          (0.22)          --
                                                                         --------     --------     ---------     --------
   Net loss ...........................................................   $ (4.00)    $  (1.30)    $   (6.53)    $  (2.49)
                                                                         ========     ========     =========     ========


Shares used to calculate basic and diluted net loss per common share ..    20,720       17,770        19,788       17,717
                                                                         ========     ========     =========     ========


     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              SIX MONTHS ENDED
                                                                         --------------------------
                                                                         FEBRUARY 29,  FEBRUARY 28,
                                                                            2000           1999
                                                                         ------------  ------------
                                                                                        (RESTATED)
Operating activities:
Net cash used in operating activities ................................    $ (35,019)    $ (13,572)
                                                                          ---------     ---------
Investing activities:
  Purchase of property and equipment .................................      (14,784)       (2,950)
  Investments in and loans to unconsolidated wireless operating
    companies ........................................................      (17,009)      (93,552)
  Proceeds from liquidation of discontinued foreign venture ..........        9,794            --
  Loan receivable to related party ...................................           --       (17,500)
  Repayment of loan receivable from related party ....................           --        17,500
  Restricted cash equivalents and investments ........................     (108,478)           --
  Purchase of wireless licenses ......................................      (13,396)         (689)
                                                                          ---------     ---------
Net cash used in investing activities ................................     (143,873)      (97,191)
                                                                          ---------     ---------
Financing activities:
  Proceeds from issuance of senior discount notes ....................      325,102            --
  Proceeds from issuance of senior notes .............................      225,000            --
  Proceeds from loans payable to banks ...............................       14,000         6,720
  Borrowings under Qualcomm credit agreement .........................       92,672        31,888
  Repayment of borrowings under Qualcomm credit agreement ............     (226,708)      (17,500)
  Payments of debt financing costs ...................................      (13,758)           --
  Net proceeds from issuance of common stock .........................      332,916           459
  Other financing for purchase of property and equipment .............        1,634            --
  Former parent company's investment .................................           --        95,268
                                                                          ---------     ---------
Net cash provided by financing activities ............................      750,858       116,835
                                                                          ---------     ---------
Effect of exchange rate changes on cash and
       cash equivalents ..............................................        1,754            --
                                                                          ---------     ---------
Net increase in cash and cash equivalents ............................      573,720         6,072
Cash and cash equivalents at beginning of period .....................       26,215            --
                                                                          ---------     ---------
Cash and cash equivalents at end of period ...........................    $ 599,935     $   6,072
                                                                          =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................    $  14,653     $      --
Supplemental disclosure of non-cash investing
  and financing activities:
  Loans to unconsolidated wireless operating company converted
       to equity investment ..........................................    $      --     $  28,196
  Long-term financing for loans to unconsolidated wireless
       operating company .............................................    $  20,759     $      --
  Long-term financing to purchase assets .............................    $  52,934     $      --
  Long-term financing to purchase wireless licenses ..................    $   9,601     $      --
  Facility fee due on long-term debt .................................    $      --     $   5,300

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

        INTERIM FINANCIAL STATEMENTS

        The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the Fiscal Year Ended August 31, 1999 incorporated by reference in the Company's 1999 Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The accounts of Smartcom S.A. ("Smartcom"), the Company's Chilean subsidiary, have been consolidated using a two-month lag.

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

        RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

        Restricted cash equivalents and investments are debt securities which have been pledged to provide for the payment of the first seven scheduled interest payments on long-term notes payable and to secure the Company's obligations under a letter of credit with a bank. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At February 29, 2000, the Company's restricted cash equivalents and restricted investments, consisting of U.S. government securities classified as held-to-maturity and carried at amortized cost, which approximates fair value, are summarized as follows (in thousands):

               Restricted cash equivalents................................     $ 28,942
               Restricted short-term investments..........................       29,725
               Restricted long-term investments...........................       49,811
                                                                               --------
                                                                               $108,478
                                                                               ========



        BASIC AND DILUTED NET LOSS PER COMMON SHARE

        Basic and diluted net loss per common share for the three and six months ended February 29, 2000 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 20,719,751 and 19,788,203, respectively. Basic and diluted net loss per common share for the three and six months ended February 28, 1999 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 17,770,465 and 17,717,486, respectively. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at Distribution were outstanding for the periods prior to Distribution. Stock options for 5,451,746 common shares and the exercise of a warrant issued to Qualcomm for 4,500,000 shares of the Company's common stock have not been considered in calculating basic and diluted net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share are the same. The conversion of Qualcomm's Trust Convertible Preferred Securities into the Company's common stock was completed during the three months ended February 29, 2000.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending May 31, 2000. Management is currently assessing the impact of the adoption of SAB No. 101.

NOTE 2. ACQUISITION AND PENDING ACQUISITIONS OF WIRELESS LICENSES

        ACQUISITION OF WIRELESS LICENSES

        In January 2000, the Company purchased three wireless licenses covering markets in North Carolina from AirGate Wireless, L.L.C. ("AirGate") for $25.0 million. The purchase price consisted of the Company assuming $11.1 million of notes due to the Federal Communications Commission ("FCC") related to the licenses and the remainder in cash.

        PENDING ACQUISITIONS OF WIRELESS LICENSES

        In September 1999, the Company agreed to purchase a wireless license covering the Dayton, Ohio market from PCS Devco, Inc. ("PCS Devco") for $3.5 million. The purchase price consists of the Company assuming a $1.1 million, 6.25% per annum note due July 2007 to the FCC related to the license and the remainder payable in cash. The Company is required to make PCS Devco's payments on the FCC note during the period prior to the closing of the transaction, reducing the remaining cash payment to PCS Devco. In addition, the Company will transfer to PCS Devco one of the 36 wireless licenses it acquired in the federal government's April 1999 reauction of PCS spectrum. In February 2000, the FCC consented to the transfer of PCS Devco's license to the Company, although the decision has not yet become a final order and as a result of a challenge by a third party, is currently subject to further administrative review. Because the decision did not become a final order prior to March 2000, the agreement now may be terminated by either party at its discretion.

        In January 2000, the Company agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone PCS, L.L.C ("Radiofone"). The purchase price for the Pittsburgh license is $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of the Company's common stock and $3.4 million in cash less the amount of debt owed by Radiofone to the FCC related to the license which will be assumed by the Company at the closing. As of February 29, 2000, the outstanding principal amount of the FCC debt was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007.

        In February 2000, the Company agreed to purchase all of the outstanding stock of three subsidiaries of Zuma PCS, LLC, which own three wireless licenses covering markets in Albany, Columbus and Macon, Georgia. The purchase price consists of 170,374 shares of the Company's common stock.

        Each of these transactions is subject to FCC approval and other conditions prior to closing. Accordingly, there can be no assurance that these transactions will ultimately be consummated.

NOTE 3. INVESTMENTS AND LOANS TO UNCONSOLIDATED WIRELESS OPERATING COMPANIES

        The Company has equity interests in companies that directly or indirectly operate wireless telecommunications networks. Its participation in each company differs and the Company does not have majority interests in such companies. The Company accounts for these equity interests under the equity method. The Company accounts for its investments in foreign operating companies using a two-month lag. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of lenders and the other participants, over which the Company has no control.

        Commencing with the fourth quarter of fiscal 1999, the Company began accounting for Smartcom as a consolidated entity. Prior to the fourth quarter of fiscal 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $4.1 million and $7.5 million during the three months and six months ended February 28, 1999, respectively.

        Condensed combined financial information for the Leap operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                           FEBRUARY 29,   AUGUST 31,
                                                               2000         1999
                                                           -----------    ----------
                                                           (UNAUDITED)
Current assets .........................................    $  58,637     $ 140,899
Non-current assets .....................................      649,299       576,765
Current liabilities ....................................     (227,096)     (112,539)
Non-current liabilities ................................     (398,037)     (347,590)
                                                            ---------     ---------
   Total stockholders' capital .........................       82,803       257,535
Other stockholders' share of capital ...................       28,733       146,059
                                                            ---------     ---------
Company's share of capital .............................       54,070       111,476
Lag period loans and advances ..........................       17,606        10,195
Write-down in investments ..............................           --       (27,242)
                                                            ---------     ---------
   Investments in and loans receivable from
      unconsolidated wireless operating companies ......    $  71,676     $  94,429
                                                            =========     =========


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          ---------------------------    ---------------------------
                                                          FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                                              2000           1999           2000            1999
                                                          ------------   ------------    ------------   ------------
                                                          (UNAUDITED)    (UNAUDITED &    (UNAUDITED)    (UNAUDITED &
                                                                           RESTATED)                      RESTATED)
Operating revenues ...................................      $  7,853       $  1,301       $  11,354       $  6,123
                                                            --------       --------       ---------       --------
Operating losses .....................................       (77,554)       (39,011)       (127,873)       (52,153)
Other income (expense), net ..........................       (13,493)         1,055         (22,380)        (4,379)
Foreign currency transaction gains (losses) ..........        (4,932)        (4,450)            994         (4,024)
                                                            --------       --------       ---------       --------
   Net loss ..........................................       (95,979)       (42,406)       (149,259)       (60,556)
Other stockholders' share of net loss ................       (61,364)       (20,927)        (97,126)       (22,604)
                                                            --------       --------       ---------       --------
Company's share of net loss ..........................       (34,615)       (21,479)        (52,133)       (37,952)
Amortization of excess cost of investment ............            --            (65)             --           (309)
Elimination of intercompany transactions .............           749          2,165           2,074          2,853
                                                            --------       --------       ---------       --------
   Equity in net loss of unconsolidated wireless
      operating companies ............................      $(33,866)      $(19,379)      $ (50,059)      $(35,408)
                                                            ========       ========       =========       ========

        CHASE TELECOMMUNICATIONS HOLDINGS

        In December 1996, the Company purchased $4.0 million of Class B Common Stock of Chase Telecommunications Holdings, representing 7.2% of the outstanding capital stock. The Company has also provided a working capital facility to Chase Telecommunications Holdings, which was increased from $50.0 million to $65.0 million in February 2000. At February 29, 2000, borrowings under the facility totaled $59.6 million, including $6.1 million of accrued interest. However, because the facility is the only source of working capital for Chase Telecommunications Holdings, the carrying value of the Company's investment and the loans under the facility have been reduced to zero as the Company has recognized 100% of the net losses of Chase Telecommunications Holdings to the extent of its investment and loans. The Company recorded equity losses from Chase Telecommunications Holdings of $14.7 million and $20.2 million during the three and six months ended February 29, 2000, respectively, and $2.6 million and $11.2 million during the three and six months ended February 28, 1999, respectively.

        In December 1998, the Company agreed to acquire substantially all the assets of Chase Telecommunications Holdings, including wireless licenses, subject to FCC approval and other conditions. The purchase price includes approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $139.0 million at February 29, 2000, a warrant to purchase 1% of the common stock of the Company's subsidiary Cricket Communications Holdings, Inc. ("Cricket Communications Holdings") at an exercise price of $1.0 million, and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities to be assumed include approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. In March 2000, the Company completed its acquisition of substantially all the assets of Chase Telecommunications Holdings.

        PEGASO

        At February 29, 2000, the Company had a 28.6% interest in Pegaso Telecommunicaciones S.A. de C.V. ("Pegaso"), a Mexican corporation that is deploying the first 100% digital wireless communications network in Mexico. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. The Company recorded equity losses from Pegaso of $19.2 million and $29.9 million during the three and six months ended February 29, 2000, respectively, and $8.1 million and $8.7 million during the three and six months ended February 28, 1999, respectively. In March 2000, Pegaso reached a definitive agreement with Sprint PCS ("Sprint") that gives Sprint a governance role on Pegaso's board of directors through a $200.0 million investment in Pegaso. Once the transaction is completed the Company's percentage interest in Pegaso will decrease to 22.4%.

NOTE 4. BALANCE SHEET COMPONENTS

                                                FEBRUARY 29,       AUGUST 31,
                                                   2000              1999
                                                ------------       ----------
                                                (UNAUDITED)
                                                        (IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:
   Trade accounts receivable ...........          $ 5,905           $2,197
   Other accounts receivable ...........            1,623            1,112
                                                  -------           ------
                                                    7,528            3,309
   Allowance for doubtful accounts .....           (1,174)            (583)
                                                  -------           ------
                                                  $ 6,354           $2,726
                                                  =======           ======

INVENTORIES:
   Handsets ............................          $ 4,381           $4,320
   Accessories .........................              998            1,090
                                                  -------           ------
                                                  $ 5,379           $5,410
                                                  =======           ======

NOTE 5. LOANS PAYABLE TO BANKS

        In February 2000, the Company renewed its loans with banks in Chile, including capitalized and accrued interest. The renewed loans of $10.3 million and $7.6 million at February 29, 2000, bear interest at rates of 8.2% and 7.85% per annum, respectively, and are due to be repaid in September 2000.

        In November 1999, the Company and Smartcom entered into a loan arrangement with a bank. Pursuant to the arrangement, Leap acts as account party to cause the bank to issue letters of credit to secure the loan to Smartcom. At February 29, 2000, Leap has deposited funds with the bank totaling $28.9 million and pledged such funds as cash collateral to secure its obligation under the letters of credit. These funds are recorded as restricted cash equivalents in the condensed consolidated balance sheet. At February 29, 2000, borrowings from the bank totaled $14.1 million, bear interest at the weighted-average rate of 7.01% per annum and are due to be repaid in July 2000.

NOTE 6. LONG-TERM DEBT

        Long-term debt is summarized as follows (in thousands):

                                                                            FEBRUARY 29,
                                                                               2000
                                                                            ------------
                                                                             (UNAUDITED)
12.5% senior notes, due 2010, effective interest rate of 15.8% ...........    $156,606
14.5% senior discount notes, face amount $668.0 million, due 2010,             229,331
 effective interest rate of 16.3% ........................................
Smartcom deferred payment and credit agreements ..........................     119,484
Lucent credit agreement ..................................................      21,027
U.S. government financing ................................................       9,346
Note payable to Telex-Chile, net of discount .............................      17,082
                                                                              --------
                                                                              $552,876
                                                                              ========

        UNITS OFFERING

        In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (" Senior Note") and one warrant to purchase the Company's common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 ("Senior Discount Note") and one warrant to purchase the Company's common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, and $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. In addition, the Company capitalized certain debt issuance costs of $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering were used for the repayment of borrowings under the Company's credit agreement with Qualcomm. The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities, and working capital and general corporate purposes.

        Interest on the Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2000. The Company used $79.5 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders of the Senior Notes, certain U.S. Government securities to provide for the payment of the first seven scheduled interest payments on the Senior Notes. The remaining unpaid portion of such amounts is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet.

        Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Senior Discount Notes will not begin to accrue cash interest until April 15, 2005. Interest on the Senior Discount Notes will be payable on April 15 and October 15 of each year, beginning on October 15, 2005.

        The Company may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, the Company may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings of the Company's common stock at 112.5% of their principal amount and 114.5% of their accreted value, respectively.

        The notes rank equally with the Company's other unsecured senior indebtedness. The notes are effectively subordinate to all of the Company's secured indebtedness. The notes are guaranteed by the Company's domestic subsidiary, Cricket Communications Holdings. The terms of the notes include certain covenants that restrict the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. The Company is obligated to consummate an exchange offer for the notes pursuant to an effective registration statement or cause to become effective a shelf registration statement for resales of the notes. If one of these events does not occur within 180 days after the closing of the units offering, interest on the notes will increase by 0.5% per annum until the exchange offer is consummated or such shelf registration statement becomes effective.

        Each warrant included as part of the senior units is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. Each warrant included as part of the senior discount units is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. The Company is obligated to file a shelf registration statement covering the resale of the warrants and related common stock issuable upon exercise of the warrants within 180 days after the closing of the units offering.

        QUALCOMM CREDIT AGREEMENT

        The Company entered into a secured credit facility (the "Qualcomm Credit Agreement") with Qualcomm on September 23, 1998. The Qualcomm Credit Agreement consisted of two sub-facilities. The working capital sub-facility enabled the Company to borrow up to $35.2 million from Qualcomm for working capital needs. The investment capital sub-facility enabled the Company to borrow up to $229.8 million from Qualcomm for strategic capital investments. In February 2000, the Company used a portion of the net proceeds of the units and equity offerings to repay in full $226.7 million outstanding under the Qualcomm Credit Agreement. In connection with the repayment of the Qualcomm Credit Agreement, the related unamortized debt issue costs of $4.4 million were written off and reported as an extraordinary loss in the accompanying condensed consolidated statements of operations.

        LUCENT CREDIT AGREEMENT

        In September 1999, Cricket Communications, Inc., ("Cricket Communications") an indirect subsidiary of the Company, entered into an agreement with Lucent Technologies, Inc. ("Lucent") for the purchase of $330.0 million of infrastructure products and services. Lucent agreed to finance these purchases plus additional working capital under a credit facility (the "Lucent Credit Agreement"). The Lucent Credit Agreement permits up to $641.0 million in total borrowings with borrowing availability based on total amounts of equipment purchased, subject to various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers which must increase over time, limits on annual capital expenditures and dividend restrictions and other financial ratio tests. The obligations under the Lucent Credit Agreement are secured by all of the stock of Cricket Communications and its subsidiaries, all of their respective assets, the assets of Cricket Communications Holdings and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses. Borrowings under the Lucent Credit Agreement accrue at an interest rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on certain financial ratios. Cricket Communications must pay Lucent a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At February 29, 2000, the Company had $21.0 million outstanding under the Lucent Credit Agreement, including $0.3 million in accrued and capitalized interest.

        SMARTCOM DEFERRED PAYMENT AND CREDIT AGREEMENTS

        Smartcom has entered into a Deferred Payment Agreement, as amended and restated (the "Deferred Payment Agreement"), with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the Deferred Payment Agreement, Qualcomm has agreed to defer collection of amounts up to a maximum of $115.7 million including capitalized interest. The obligations under the Deferred Payment Agreement are secured by all of the assets of Smartcom. A Leap subsidiary has agreed to pledge its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement requires Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom are restricted from distribution to Leap. The deferred payments bear interest at a rate equal to LIBOR plus 5.0% to 6.5% or a bank base rate plus 4.0% to 5.5%, in each case with the specific rate based on certain financial ratios. Accrued interest may be added to the outstanding principal amount of the applicable borrowing until September 2001. Amounts deferred under the agreement must be repaid by September 2006. At February 29, 2000, the Company had $95.3 million outstanding under the Deferred Payment Agreement.

        In February 2000, Smartcom and Qualcomm entered into an agreement (the "Equipment Credit Agreement") related to Smartcom's equipment supply and service agreements with a vendor. The Equipment Credit Agreement permits up to $38.5 million in borrowings, including capitalized interest. The Equipment Credit Agreement provides for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Equipment Credit Agreement accrue at an interest rate equal to LIBOR plus 5.0% to 7.0% or a bank base rate plus 4.0% to 6.0%, in each case with the specific rate based on certain financial ratios. Principal payments are scheduled to begin in March 2002 with a final maturity of September 2006. At February 29, 2000, Smartcom had financed amounts totaling $18.6 million under the Equipment Credit Agreement.

        In February 2000, Smartcom and Qualcom entered into an agreement (the "Subscriber Deferred Payment Agreement") related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm. Under the terms of the agreement, Qualcomm has agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. The Subscriber Deferred Payment Agreement provides for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Subscriber Deferred Payment Agreement accrue at an interest rate equal to LIBOR plus 3.5% to 5.0% or a bank base rate plus 2.5% to 4.0%, in each case with the specific rate based on certain financial ratios. Principal outstanding is due at maturity in September 2001. At February 29, 2000, Smartcom had financed amounts totaling $5.6 million under the Subscriber Deferred Payment Agreement.

        U.S. GOVERNMENT FINANCING

        As part of the consideration for three wireless licenses acquired from AirGate, the Company assumed $11.1 million ($9.6 million, net of discount) of U.S. Government financing with the FCC. The terms of the notes include an interest rate of 6.25% per annum and quarterly principal and interest payments until maturity in April 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless licenses of 10.75% per annum.

NOTE 7. EQUITY OFFERING

        In February 2000, the Company completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions, the Company received $82.72 per share, or $330.9 million in the aggregate. The Company expects to pay approximately $0.9 million of expenses related to the equity offering, and these costs have been recorded as reductions to additional paid-in capital. A portion of the net proceeds from the equity offering was used for the repayment of the Qualcomm Credit Agreement. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

NOTE 8. COMMITMENTS AND CONTINGENCIES

        PEGASO

        In May 1999, Pegaso entered into a $100 million loan agreement with several banks with credit support from Qualcomm. The Company guaranteed 33% of Pegaso's obligations under this loan agreement in the event of Pegaso's default. In December 1999, as a condition of the guarantee, the Company received an option to subscribe for and purchase up to 243,090 limiting voting series "N" treasury shares of Pegaso. The number of shares to be purchased by the Company under the option will be calculated to provide a total internal rate of return on the average outstanding balance of the bridge loan of 20%. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

        LITIGATION

        In September 1999, the Company announced that it had stopped funding loans to Metrosvyaz Limited ("Metrosvyaz"), a company in which Leap has a 35% indirect interest, because Metrosvyaz had not satisfied certain conditions required for funding and was in default under its loan agreement with the Company. In addition, the Company had been prevented from securing full reporting an documentation of performance, results and expenditures of Metrosvyaz despite repeated efforts to obtain that information. Preliminary results of a special investigation of Metrosvyaz disclosed serious irregularities, including unaccounted for funds and questionable contracts and payments. On September 29, 1999, the Company issued a demand for arbitration seeking a full accounting and damages from Metrosvyaz and one of its directors with respect to these matters. Management cannot determine the likely outcome of the arbitration.

        In December 1999, Metrosvyaz filed suit against the Company and certain of its officers in the U.S. District Court for the Central District of California. The Metrosvyaz suit alleges claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty. The suit seeks compensatory damages in excess of $100 million as well as punitive damages and injunctive relief. In March 2000, the Metrosvyaz suit in the United States District Court, Central District of California was dismissed and a substantially similar action was filed by Metrosvyaz against Leap and certain of its officers in the United States District Court, Southern District of California. The Company believes the Metrosvyaz claims are without merit and will vigorously defend against them. The Company cannot, however, be certain of the final outcome of this litigation. If Metrosvyaz prevails in its claims, it could have a material adverse effect on the Company's business and financial condition.

        Various other claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 9. SEGMENT DATA

        The Company's current reportable segments are countries in which it manages, supports, operates and otherwise participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of its consolidated and unconsolidated United States subsidiaries, and Leap's operating companies in Mexico and Chile.

        Summary information by segment is as follows (in thousands):


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                ----------------------------      -------------------------------
                                                                FEBRUARY 29,    FEBRUARY 28,      FEBRUARY 29,       FEBRUARY 28,
                                                                    2000             1999             2000              1999
                                                                ------------    ------------      ------------       ------------
                                                                                           (UNAUDITED)
UNITED STATES
Revenues .................................................        $  3,201         $    225         $   5,288         $     824
Operating loss ...........................................         (27,420)          (4,455)          (42,918)           (8,887)
Operating loss before depreciation and amortization ......          (9,889)          (3,530)          (15,699)           (7,087)
Capital expenditures .....................................         (23,754)          (3,497)          (27,683)           (7,019)
Purchase of wireless licenses ............................         (23,489)              --           (23,489)               --
Total assets .............................................         152,636           85,786           152,636            85,786
                                                                                                        1,076             1,284
CHILE
Revenues..................................................           8,763           14,211
Operating loss ...........................................         (23,176)          (5,559)          (37,501)          (10,983)
Operating loss before depreciation and amortization ......         (18,313)          (2,340)          (27,622)           (5,922)
Capital expenditures .....................................         (27,287)         (22,302)          (30,186)          (39,397)
Total assets .............................................         214,574          139,283           214,574           139,283

MEXICO
Revenues .................................................           4,652               --             6,066                --
Operating loss ...........................................         (53,509)         (24,284)          (91,533)          (24,818)
Operating loss before depreciation and amortization ......         (48,482)         (24,222)          (84,134)          (24,740)
Capital expenditures .....................................         (66,067)         (71,208)         (102,346)         (131,552)
Purchase of wireless licenses ............................              --               --                --          (175,864)
Total assets .............................................         597,566          412,489           597,566           412,489

        A reconciliation of the total of the Company's segment revenues, operating losses and operating losses before depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             ----------------------------    ---------------------------
                                                             FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                                                 2000            1999            2000           1999
                                                             ------------    ------------    ------------   ------------
                                                                                     (UNAUDITED)
Total segment revenues ..................................      $  16,616       $  1,301       $  25,565       $  2,108
Revenues of unconsolidated wireless
     operating companies ................................         (7,853)        (1,301)        (11,354)        (2,108)
Other revenues ..........................................             36             --              72             --
                                                               ---------       --------       ---------       --------
     Consolidated revenues ..............................      $   8,799            $--       $  14,283            $--
                                                               =========       ========       =========       ========

Total segment operating losses ..........................      $(104,105)      $(34,298)      $(171,952)      $(44,688)
Operating losses of unconsolidated wireless
     operating companies ................................         77,554         39,011         127,873         52,153
Discontinued foreign ventures ...........................             --         (6,146)             --         (9,898)
Corporate and eliminations ..............................         (4,304)        (2,752)         (7,389)        (6,116)
                                                               ---------       --------       ---------       --------
     Consolidated operating loss ........................      $ (30,855)      $ (4,185)      $ (51,468)      $ (8,549)
                                                               =========       ========       =========       ========

Total segment operating losses before depreciation ......      $ (76,684)      $(30,092)      $(127,455)      $(37,749)
     and amortization
Operating losses before depreciation and amortization
     of unconsolidated wireless operating companies .....         55,045         34,805          93,304         45,214
Discontinued foreign ventures ...........................             --         (6,146)             --         (9,898)
Corporate and eliminations ..............................         (4,143)        (2,611)         (7,069)        (5,851)
                                                               ---------       --------       ---------       --------
Consolidated operating losses before depreciation
     and amortization ...................................      $ (25,782)      $ (4,044)      $ (41,220)      $ (8,284)
                                                               =========       ========       =========       ========

        Revenues and long-lived assets related to operations in the United States and other foreign countries are as follows (in thousands):

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                         FEBRUARY 29,   FEBRUARY 28,      FEBRUARY 29,    FEBRUARY 28,
                                         ------------   ------------      ------------    ------------
                                             2000           1999             2000             1999
REVENUES:                                                        (UNAUDITED)
United States ......................        $   36           $--            $    72            $--
Other foreign countries ............         8,763            --             14,211             --
                                            ------           ---            -------            ---
   Total consolidated revenues .....        $8,799           $--            $14,283            $--
                                            ======           ===            =======            ===

                                                      FEBRUARY 29,   AUGUST 31,
                                                          2000          1999
                                                      ------------   ----------
LONG-LIVED ASSETS:                                     (UNAUDITED)
United States...................................        $ 64,638      $ 23,599
Other foreign countries.........................         240,411       264,369
                                                        --------      --------
   Total consolidated long-lived assets.........        $305,049      $287,968
                                                        ========      ========

NOTE 10. SUBSEQUENT EVENTS

        STOCKHOLDER RIGHTS PLAN

        In March 2000, the Company's Board of Directors approved an amendment to the Company's Stockholder Rights Plan that increases the purchase price from $90 to $350 for each one one-thousandth share of Series A Junior Participating Preferred Stock.

        PENDING WIRELESS LICENSE ACQUISITIONS

        In March 2000, the Company agreed to acquire three wireless licenses covering the Phoenix, Arizona, Reno, Nevada and Roswell, New Mexico markets from Beta Communications, L.L.C. The purchase price for the licenses is $33.3 million in cash. In April 2000, the Company agreed to acquire a wireless license covering the Omaha, Nebraska market from CM PCS, LLC. The purchase price for the license is $14.2 million in cash plus the assumption of approximately $0.6 million in indebtedness to the FCC related to the license. Also in April 2000, the Company agreed to acquire a wireless license covering the Lincoln, Nebraska market from Center Point PCS. The purchase price for the wireless license is $4.3 million in cash. These transactions are subject to FCC approval and other conditions prior to closing. Accordingly, there can be no assurance that the transactions will ultimately be consummated.

                                     * * * *

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

        Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of the Company's future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with the Company's business. Factors that could cause or contribute to such differences, including factors relating to joint ventures and other entities in which the Company has interests, include, but are not limited to: the ability to successfully deploy wireless networks; the ability to raise sufficient funds to finance such deployment; the ability to control costs relating to constructing, expanding, and operating the networks; the ability to attract new subscribers and the rate of growth of the subscriber base; the usage and revenue generated from subscribers; the level of airtime and equipment prices; the rate of churn of subscribers; the range of services offered; the ability to effectively manage growth and the intense competition in the wireless communications industry, as well as conditions governing the use of network licenses set by various government and regulatory authorities; and developments in current or future litigation. The forward looking statements should be considered in the context of these and other risk factors detailed in the Company's Amendment No. 2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission (File No. 333-93073), under the heading "Risk Factors." Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-93073).

        As used in this report, the terms "we," "our" or "us" refer to Leap Wireless International, Inc. and its subsidiaries unless the context suggests otherwise.

OVERVIEW

        Leap is a wireless communications carrier with a unique approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing a unique business strategy to extend the benefits of mobility to the mass market by offering wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 38 million potential customers.

        Internationally, we currently are involved in developing and operating nationwide digital wireless systems in Mexico and Chile. We plan to focus our efforts in markets primarily in the Americas where we believe the combination of unfulfilled demand and our attractive wireless service offerings will fuel rapid growth. In Mexico, we were a founding shareholder and have invested $100 million in Pegaso, a joint venture with Grupo Pegaso and Grupo Televisa, the largest media company in the Spanish-speaking world. We currently own 28.6% of Pegaso, which is deploying the first 100% digital wireless communications network in Mexico. Pegaso holds wireless licenses generally in the 1900 MHz band to provide nationwide service covering all of Mexico, with approximately 99 million potential customers. In March 2000, Pegaso signed an agreement with Sprint PCS under which Sprint PCS will invest $200 million in the Mexican wireless carrier. Once the transaction is completed, our percentage interest in Pegaso will decrease to 22.4%.

        In Chile, in April 1999, we acquired the 50% of our wireless venture that we did not already own, and in November 1999, we re-launched the venture's service under a new brand name and corporate identity, SMARTCOM PCS. Smartcom holds a nationwide wireless license in the 1900 MHz band and operates a nationwide digital wireless system. Smartcom's network is the only CDMA-based network in the country, and it covers approximately 12 million potential customers representing 80% of Chile's total population.

        We are in the early stages of development and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses and our proportionate share of the losses in our unconsolidated wireless operating companies is expected to grow.

        The term "operating company" refers to Cricket Communications, Chase Telecommunications, Pegaso and Smartcom.

RECENT OR PENDING ACQUISITIONS

        Chase Telecommunications. In March 2000, we completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $139.0 million at February 29, 2000, a warrant to purchase 1% of the common stock of our subsidiary Cricket Communications Holdings at an exercise price of $1.0 million, and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities assumed included approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through September 2006.

        Other Wireless Licenses. In September 1999, we agreed to acquire a wireless license covering the Dayton, Ohio market from PCS Devco for a purchase price of approximately $2.4 million in cash and the assumption of principal amounts of approximately $1.1 million in debt obligations to the FCC. Amounts owed to the FCC bear interest at the rate of 6.25% per annum and must be repaid in quarterly installments of principal and interest through July 2007. In addition, Leap has agreed to transfer to PCS Devco a wireless license that covers 135,000 potential customers. Until closing, Leap is required to make PCS Devco's payments under its FCC debt, with any payments made by Leap reducing the cash payment to PCS Devco. In February 2000, the FCC consented to the transfer of PCS Devco's license to us, although the decision has not yet become a final order and as a result of a challenge by a third party, is currently subject to further administrative review. Because the decision did not become a final order prior to March 2000, the agreement now may be terminated by either party at its discretion.

        In January 2000, we acquired three wireless licenses covering markets in North Carolina from AirGate for a purchase price of approximately $13.9 million in cash and the assumption of principal amounts of approximately $11.1 million in debt obligations to the FCC. Amounts owed to the FCC bear interest at the rate of 6.25% per annum and must be repaid in quarterly installments of principal and interest through April 2007.

        Also in January 2000, we agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone. The purchase price for the Pittsburgh license is approximately $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of our common stock and approximately $3.4 million in cash, less the amount of debt owed by Radiofone to the FCC associated with the Denver license which will be assumed by Leap at the closing. As of February 29, 2000, the outstanding principal amount owed to the FCC associated with the Denver license was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007. As a condition to closing the purchase of the Denver license, we must file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock to be issued to the seller, subject to certain "lock-up" restrictions on resale. The transaction is subject to FCC approval and other conditions. Either party may terminate the Radiofone agreement in October 2000 if the transactions are not consummated by such date.

        In February 2000, we agreed to acquire all of the outstanding stock of three subsidiaries of Zuma, which own wireless licenses covering markets in Albany, Columbus and Macon, Georgia for an aggregate purchase price of 170,374 shares of our common stock. The merger agreement provides that these corporations will have no indebtedness or other liabilities at the closing. The merger agreement also provides that we must file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock issued to the seller as soon as reasonably practicable after the closing of the transaction, subject to certain "lock-up" restrictions on resale. The transaction is subject to FCC approval and other conditions. Either party may terminate the merger agreement in February 2001 if the transaction is not consummated by such date.

        In March 2000, we agreed to acquire three wireless licenses covering the Phoenix, Arizona, Reno, Nevada and Roswell, New Mexico markets from Beta Communications, L.L.C. The purchase price for the licenses is $33.3 million in cash. The transaction is subject to FCC approval and other conditions. Our agreement with Beta Communications may be terminated in September 2000 if the transaction is not consummated by such date, subject to certain rights to extend the agreement to December 2000.

        In April 2000, we agreed to acquire a wireless license covering the Omaha, Nebraska market from CM PCS, Inc. The purchase price for the license is $14.2 million in cash plus the assumption of approximately $0.6 million in indebtedness to the FCC related to the license. Also in April 2000, agreed to acquire a wireless license covering the Lincoln, Nebraska market from Center Point PCS. The purchase price for the wireless license is $4.3 million in cash. These transactions are subject to FCC approval and other conditions prior to closing. Accordingly, there can be no assurance that the transactions will ultimately be consummated. These agreements may be terminated by either party if the transaction is not consummated by April 2001.

        In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the highest bidder in the FCC's 1999 spectrum re-auction, and the transfer of three F-Block licenses from AirGate to one of our subsidiaries which cover portions of North Carolina, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In January 2000, the FCC released an order consenting to the transfer of control of wireless licenses from ChaseTel Licensee Corp. to us, the assignment of a wireless license from us to PCS Devco.

        Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, has requested that the FCC review the July 1999 order. In March 2000, the same party filed an application for review of the FCC's January 2000 order. In addition, further judicial review of the FCC's orders is possible.

        We may not prevail in connection with any such appeal and we may not remain qualified to hold C-Block or F-Block licenses. If the FCC determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that all of our licenses should be divested, cancelled or reauctioned.


RESULTS OF OPERATIONS

        The results of operations discussed below include period-to-period comparisons that may not reflect the character of our future results of operations because of the following events:

        - the liquidation of the Transworld Companies;

        - the initial launch of the Cricket service in the U.S.;

        - our acquisition of wireless licenses from AirGate and agreements to acquire the wireless licenses of PCS Devco, Radiofone, Zuma, Beta Communications, CM PCS and Center Point PCS;

        - the consolidation of Smartcom with Leap after our purchase of the remaining 50% interest in Smartcom that we did not already own;

        - the purchase and consolidation of Chase Telecommunications with Leap in March 2000; and

        - the expected decrease in our percentage interest in Pegaso which will result from the consummation of Sprint PCS's agreement in March 2000 to invest $200 million in the Mexican wireless carrier.

THREE AND SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 28, 1999

        We incurred a net loss of $83.0 million and $129.2 million, respectively, during the three and six month periods ended February 29, 2000 compared to a net loss of $23.1 million and $44.0 million, respectively, in the corresponding periods of the prior fiscal year. The increase relates primarily to the launch of network service in new markets. Pegaso launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999 and in Mexico City in December 1999. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. In addition, in November 1999 we re-launched service in Chile under a new brand name and corporate identity. As a result, total subscribers on our networks reached approximately 311,000 subscribers at February 29, 2000 (37,000 in the U.S., 92,000 in Chile and 182,000 in Mexico), compared to a total subscriber base of approximately 32,000 subscribers at February 29, 1999.

        As a direct result of the consolidation of Smartcom, we recorded $8.8 million and $14.2 million of operating revenues, $15.1 million and $22.5 million of cost of operating revenues, $12.0 million and $19.4 million of additional selling, general and administrative expenses, $4.9 million and $9.9 million of additional depreciation and amortization, $2.5 million and $5.4 million of additional net interest expense, and $1.4 million of foreign currency transaction gains and $1.4 million of foreign currency transaction losses during the three and six month periods ended February 29, 2000, respectively. Smartcom's net loss of $26.4 million and $47.1 million recognized during the three and six month periods ended February 29, 2000, respectively, before intercompany eliminations, compares to $4.1 million and $7.5 million that we recognized under the equity method for our 50% interest in the corresponding periods of the prior fiscal year. During the first half of fiscal 1999, we did not report any operating revenues because all of our operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the first half of fiscal 1999.

        We incurred $19.5 million and $33.0 million of selling, general and administrative expenses during the three and six month periods ended February 29, 2000, respectively, compared to $4.0 million and $8.3 million in the corresponding periods of the prior fiscal year. The increase includes $12.0 million and $19.4 million, respectively, from the consolidation of Smartcom. Excluding Smartcom, selling, general and administrative expenses increased by $3.5 million and $5.3 million, respectively, over the corresponding three and six month periods of the prior fiscal year due to increased staffing and business development activities related to our domestic subsidiary, Cricket Communications.

        We incurred an operating loss of $30.9 million and $51.5 million during the three and six month periods ended February 29, 2000, respectively, compared to operating losses of $4.2 million and $8.5 million in the corresponding periods of the prior fiscal year. The $26.7 million and $43.0 million respective increases primarily reflect the consolidation of Smartcom. We expect substantial growth in subscribers, operating revenues and operating expenses as a result of our acquisition and consolidation of Chase Telecommunications commencing in the third quarter of fiscal 2000 and the planned development and launch of Cricket service in multiple U.S. markets. We also expect substantial growth in Pegaso's subscribers, operating revenues and operating expenses; however, because Pegaso is accounted for under the equity method, its operating revenues and expenses are not fully consolidated.

        Equity in net loss of unconsolidated wireless operating companies was $33.9 million and $50.1 million during the three and six month periods ended February 29, 2000, respectively, compared to $19.4 million and $35.4 million in the corresponding periods of the prior fiscal year. During the first half of the current fiscal year, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications. During the corresponding period of fiscal 1999, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation.

        Interest expense was $13.9 million and $21.1 million during the three and six month periods ended February 29, 2000, respectively, compared to $0.9 million and $1.9 million in the corresponding periods of the prior fiscal year. Interest expense related primarily to borrowings under our credit agreement with Qualcomm and Smartcom's financing of its wireless communications network. We expect interest expense to increase substantially in the future due to senior notes and senior discount notes borrowings and expected borrowings used to fund the construction of wireless networks in various markets across the United States.

        Foreign currency transaction gains (losses) of $1.4 million and $(1.4) million during the three and six month period ended February 29, 2000, respectively, reflected unrealized foreign exchange gains (losses) recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

        During the three month period ended February 29, 2000, in connection with the repayment of the Qualcomm Credit Agreement, we wrote-off and reported as an extraordinary loss $4.4 million in related unamortized debt issue costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        Over the next twelve months, we have budgeted a total of approximately $670.3 million for the following capital requirements:

        - approximately $500.0 million for capital expenditures for the build-out of our first 17 Cricket networks in our initial phase of development and to fund operating losses expected to be incurred by Cricket Communications;

        - approximately $75.0 million for capital expenditures for the build-out of Smartcom's networks in Chile and operating losses expected to be incurred by Smartcom;

        - approximately $78.3 million in connection with our acquisition of Chase Telecommunications and pending acquisitions of wireless licenses from Radiofone, Beta Communications, CM PCS, LLC. and Center Point PCS; and

        - approximately $17.0 million for general corporate overhead and other expenses.

Our actual expenditures may vary significantly depending upon whether we purchase additional wireless licenses, the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

        As of February 29, 2000, we have a total of approximately $1,229.9 million in unused capital resources for our future cash needs as follows:

        - approximately $599.9 million in consolidated cash and cash equivalents on hand; and

        - approximately $630.0 million in commitments under vendor financing arrangements with Lucent Technologies and Qualcomm, with availability subject to the total amounts of equipment purchased.

Accordingly, we believe that if we do not make any additional license acquisitions or any investments in new ventures, we have adequate capital resources to fund our operations for the next twelve months.


        We expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to build-out our networks and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

        Although we are unable to predict the amount of expenditures that we will make beyond fiscal 2000, we may need to raise additional capital to fund and expand our business operations. We also may need to raise additional capital if we decide to acquire additional licenses or businesses. We are exploring other debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

        We expect that we will require $875 million over the next several years to substantially complete the build-out of our planned wireless networks in the U.S. and Chile, not including the acquisition of additional licenses and the build-out of markets related to additional licenses. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up telecommunications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We intend to finance the construction and operation of Cricket networks primarily through the proceeds of existing equipment financing agreements, cash on hand and additional financings.

        We intend to finance the planned upgrade and expansion and the operation of Smartcom's network in fiscal 2000 through the proceeds of equipment financing agreements in connection with planned equipment purchases by Smartcom and additional financings. Smartcom recently entered into a new equipment purchase agreement with Ericsson. In addition, Smartcom has engaged an investment banker to assist it in selling equity and is exploring other capital raising alternatives. Smartcom may not conclude a sale of equity or other financing transaction or obtain additional vendor funding. If Smartcom does not obtain additional financing in fiscal 2000, we expect to delay or reduce the scope of Smartcom's planned expansion.

        We have no direct obligation to fund the operations of Pegaso, our venture in Mexico, and expect Pegaso to be funded independently. Although Pegaso has raised or obtained commitments for debt and equity capital in excess of $1.2 billion, Pegaso will need to obtain substantial additional capital to complete the build-out, launch and operation of its planned networks. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

        In February 2000, we completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions, the Company received $82.72 per share, or $330.9 million in the aggregate. The Company expects to pay approximately $0.9 million of expenses related to the equity offering, and these costs have been recorded as reductions to additional paid-in capital. A portion of the net proceeds from the equity offering was used for the repayment of the Qualcomm Credit Agreement. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS

        Units Offering

        In February 2000, we completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (Senior Note) and one warrant to purchase our common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (Senior Discount Note) and one warrant to purchase our common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, and $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. In addition, we capitalized certain debt issuance costs of $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering were used for the repayment of borrowings under the Qualcomm Credit Agreement. The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

        Interest on the Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2000. We used $79.5 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders of the Senior Notes, certain U.S. Government securities to provide for the payment of the first seven scheduled interest payments on the Senior Notes. The remaining unpaid portion of such amounts is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet.

        Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Senior Discount Notes will not begin to accrue cash interest until April 15, 2005. Interest on the Senior Discount Notes will be payable on April 15 and October 15 of each year, beginning on October 15, 2005.

        We may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, we may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings of our common stock at 112.5% of their principal amount and 114.5% of their accreted value, respectively.

        The notes rank equally with our other unsecured senior indebtedness. The notes are effectively subordinate to all of our secured indebtedness. The notes are guaranteed by our domestic subsidiary, Cricket Communications Holdings. The terms of the notes include certain covenants that restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. We are obligated to consummate an exchange offer for the notes pursuant to an effective registration statement or cause to become effective a shelf registration statement for resales of the notes. If one of these events does not occur within 180 days after the closing of the units offering, interest on the notes will increase by 0.5% per annum until the exchange offer is consummated or such shelf registration statement becomes effective.

        Each warrant included as part of the Senior Units is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of our common stock at an exercise price of $96.80 per share. Each warrant included as part of the Senior Discount Units is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of our common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. We are obligated to file a shelf registration statement covering the resale of the warrants and related common stock issuable within 180 days after the closing of the units offering.

        Lucent Equipment Financing. Cricket Communications has agreed to purchase $330.0 million of infrastructure products and services from Lucent Technologies. The Lucent Credit Agreement is subject to early termination at Cricket Communications's convenience subject to payments for equipment purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $641.0 million in total borrowings by Cricket Communications with borrowing availability based on total amounts of equipment purchased, subject to various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers which must increase over time, limits on annual capital expenditures and dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue at an interest rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum of the commitments under the credit facility until the aggregate principal amount of borrowings equals $175 million, at which time the rate decreases to 1.0% until the aggregate principal amount equals $350 million, at which time the rate further decreases to 0.75%. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement are secured by all of the stock of Cricket Communications and its subsidiaries, all of their respective assets, the assets of Cricket Communications Holdings and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses. At February 29, 2000, Cricket Communications had $21.0 million outstanding under the Lucent Credit Agreement, including $0.3 million in accrued and capitalized interest.

        Ericsson Equipment Financing. Cricket Communications also has agreed to purchase $330.0 million of next-generation infrastructure products that are currently in development and related services from Ericsson. Purchases from Ericsson will be on substantially similar terms to the Lucent agreement, including a credit facility providing for borrowings up to $495.0 million with borrowing availability based on a ratio of total amounts of equipment purchased. The commitment of funds by Ericsson is subject to the development of the next generation equipment, the negotiation of definitive documentation and the approval of Ericsson's board of directors.

        Obligations to the FCC. We have assumed $11.1 million and $78.8 million in debt obligations to the FCC as part of the purchase price for the wireless licenses from AirGate and Chase Telecommunications in January and March 2000, respectively. We also will assume additional debt obligations to the FCC in the aggregate principal amount of approximately $3.2 million as part of the purchase price for the pending acquisitions of wireless licenses from PCS Devco, Radiofone and CM PCS.

        Smartcom Deferred Payment Agreements. Smartcom has entered into a Deferred Payment Agreement, as amended and restated, with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the terms of the Deferred Payment Agreement, Qualcomm has agreed to defer collection of principal amounts up to a maximum of $115.7 million including capitalized interest. The obligations under the Deferred Payment Agreement are secured by all of the assets of Smartcom. A Leap subsidiary has agreed to pledge its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement requires Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom are restricted from distribution to Leap. The deferred payments bear interest at a rate equal to LIBOR plus 5.0% to 6.5% or a bank base rate plus 4.0% to 5.5%, in each case with the specific rate based on certain financial ratios. Accrued interest may be added to the outstanding principal amount of the applicable borrowing until September 2001. Amounts deferred under the agreement must be repaid by September 2006. At February 29, 2000, the Company had $95.3 million outstanding under the Deferred Payment Agreement.

        In February 2000, Smartcom and Qualcomm entered into an Equipment Credit Agreement related to Smartcom's equipment supply and service agreements with a vendor. The Equipment Credit Agreement permits up to $38.5 million in borrowings, including capitalized interest. The Equipment Credit Agreement provides for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Equipment Credit Agreement accrue at an interest rate equal to LIBOR plus 5.0% to 7.0% or a bank base rate plus 4.0% to 6.0%, in each case with the specific rate based on certain financial ratios. Principal payments are scheduled to begin in March 2002 with a final maturity of September 2006. At February 29, 2000, Smartcom had financed amounts totaling $18.6 million, including capitalized interest, under the Equipment Credit Agreement.

        In February 2000, Smartcom and Qualcom entered into a Subscriber Deferred Payment Agreement related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm. Under the terms of the agreement, Qualcomm has agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. The Subscriber Deferred Payment Agreement provides for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Subscriber Deferred Payment Agreement accrue at an interest rate equal to LIBOR plus 3.5% to 5.0% or a bank base rate plus 2.5% to 4.0%, in each case with the specific rate based on certain financial ratios. Principal outstanding is due at maturity in September 2001. At February 29, 2000, Smartcom had financed amounts totaling $5.6 million under the Subscriber Deferred Payment Agreement.

PEGASO FINANCING

        Qualcomm and another equipment vendor have agreed to provide approximately $580.0 million of secured equipment financing to Pegaso, a portion of which has already been advanced to the venture. The shares of Pegaso Communicaciones y Sistemas, S.A. de C.V., Pegaso's subsidiary that holds wireless licenses, serve as collateral for Pegaso's obligations under the equipment financing.

        In addition, in May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100 million. In December 1999, as a condition of the guarantee, Leap received an option to subscribe for and purchase up to 243,090 limiting voting series "N" treasury shares of Pegaso. The number of shares to be purchased by Leap under the option will be calculated to provide a total internal rate of return on the average outstanding balance of the bridge loan of 20%. The options have an exercise price of $0.01 per share and expire ten years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

        In July 1999, several existing investors contributed $50.0 million to Pegaso as previously planned. In March 2000, Pegaso signed an agreement with Sprint PCS under which Sprint PCS will invest $200.0 million in the Mexican wireless carrier. Pegaso expects to fund a large portion of its development and operating activities in fiscal 2000 with cash from operations, proceeds of the $50 million investment from several existing investors and the investment from Sprint PCS, and borrowings under the $100 million loan agreement. Several other existing investors are committed to contribute $50.0 million in additional equity capital to Pegaso by August 2000. In addition, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

OPERATING ACTIVITIES

        We used $35.0 million in cash for operating activities during the six month period ended February 29, 2000 compared to $13.6 million in the corresponding period of the prior fiscal year. The increase is primarily attributable to increased marketing and other customer acquisition costs associated with launching new markets, as well as the effect of the full consolidation of Smartcom. We expect that cash used in operating activities will increase substantially in the future as a result of our acquisition and consolidation of Chase Telecommunications and other activities related to the launch of our U.S. networks.

INVESTING ACTIVITIES

        Cash used in investing activities was $143.9 million during the six month period ended February 29, 2000 compared to $97.2 million in the corresponding period of the prior fiscal year. Investments during the six month period ended February 29, 2000 consisted of $108.5 million of restricted cash equivalents and investments, which have been pledged to provide for the payment of the first seven scheduled interest payments on the senior notes payable and to secure our obligations under a letter of credit with a bank, loans to Chase Telecommunications of $17.0 million, the purchase of wireless licenses totaling $13.4 million and capital expenditures, primarily by Smartcom, of $13.8 million, offset by $9.8 million of proceeds received from the liquidation of the Transworld Companies. Investments in the corresponding period of the prior fiscal year consisted primarily of a $60.7 million capital contribution to Pegaso, loans and advances of $32.8 million to our operating companies and a $17.5 million loan, net of repayments of $7.5 million, provided to a related party. In the remainder of fiscal 2000, Leap and its subsidiaries expect to make significant investments in capital assets, including network equipment and wireless communications licenses.

FINANCING ACTIVITIES

        Cash provided by financing activities during the six month period ended February 29, 2000, primarily from proceeds of our public equity offering, units offering, borrowings under the credit agreement with Qualcomm and from banks, was $750.9 million. Cash provided by financing activities in the corresponding period of the prior fiscal year was $116.8 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm's stockholders in September 1998, and $21.1 million of net borrowings under the credit agreement and from banks.

CURRENCY FLUCTUATION RISKS

        We report our financial statements in U.S. dollars. Our international operating companies report their results in local currencies. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the applicable local currency will affect our results of operations as well as the value of our ownership interests in our operating companies.

        Generally, our international operating companies generate revenues that are paid in their local currency. However, many of these operating companies' major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the national currency of an operating company could result in a significant increase in the operating company's expenses and could have a material adverse effect on the operating company and on us. In some emerging markets, including Mexico, significant devaluations of the local currency have occurred and may occur again in the future.

        We do not currently hedge against foreign currency exchange rate or interest rate risks.

INFLATION

        Inflation has had and may continue to have negative effects on the economies and securities markets of emerging market countries and could have negative effects on our operating companies and any new start-up project in those countries, including their ability to obtain financing. Chile and Mexico, for example, have periodically experienced relatively high rates of inflation. The operating companies, where permitted and subject to competitive pressures, intend to increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the wireless license, the operating companies may not successfully mitigate the impact of inflation on their operations.

YEAR 2000 ISSUE

        We have recently begun our operations and have designed and built our wireless communications networks and support systems with the Year 2000 issue in mind. To date, we have not incurred any material costs in support of the Year 2000 issue. The recent acquisition of network equipment and software does not guarantee, however, that such equipment and software are Year 2000 compliant (i.e., able to distinguish 21st century dates from 20th century dates).

        As of April 14, 2000, our systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. All of our financial and operational systems were available over the millennium changeover and the integrity of the historical information contained within those systems has not been affected. Further, we are not aware that any of our primary vendors or systems maintained by third parties (such as landline, long-distance and power systems) have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date indicated above, Year 2000 issues may not become apparent immediately and therefore, we may be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise.

FUTURE ACCOUNTING REQUIREMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we must adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We do not expect that the adoption of this new accounting standard will have a material impact on our consolidated financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarized certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending May 31, 2000. Management is currently assessing the impact of the adoption of SAB No. 101.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

        Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 6 to the Condensed Consolidated Financial Statements which are included elsewhere herein. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of February 29, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $140.5 million. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $1.7 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

FOREIGN EXCHANGE MARKET RISK

        The long-term debt obligations of our wholly owned Chilean subsidiary, Smartcom, which are denominated in U.S. dollars, are subject to the effects of currency fluctuations and may affect reported earnings and losses. A significant change in the value of U.S. dollars against the Chilean peso could result in a significant increase in our consolidated expenses. As of February 29, 2000, Smartcom's long-term debt obligations that were denominated in U.S. dollars amounted to approximately $136.6 million. Our results of operations would be negatively impacted by approximately $12.0 million for the next twelve months if U.S. dollars were to appreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on our results of operations for the next twelve months.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In September 1999, the Company announced that it had stopped funding loans to Metrosvyaz Limited ("Metrosvyaz"), a company in which Leap has a 35% indirect interest, because Metrosvyaz had not satisfied certain conditions required for funding and was in default under its loan agreement with the Company. In addition, the company had been prevented from securing full reporting an documentation of performance, results and expenditures of Metrosvyaz despite repeated efforts to obtain that information. Preliminary results of a special investigation of Metrosvyaz disclosed serious irregularities, including unaccounted for funds and questionable contracts and payments. On September 29, 1999, the Company issued a demand for arbitration seeking a full accounting and damages from Metrosvyaz and one of its directors with respect to these matters. Management cannot determine the likely outcome of the arbitration.

        In December 1999, Metrosvyaz filed suit against the Company and certain of its officers in the U.S. District Court for the Central District of California. The Metrosvyaz suit alleges claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty. The suit seeks compensatory damages in excess of $100 million as well as punitive damages and injunctive relief. In March 2000, the Metrosvyaz suit in the United States District Court, Central District of California was dismissed and a substantially similar action was filed by Metrosvyaz against Leap and certain of its officers in the United States District Court, Southern District of California. The Company believes the Metrosvyaz claims are without merit and will vigorously defend against them. The Company cannot, however, be certain of the final outcome of this litigation. If Metrosvyaz prevails in its claims, it could have a material adverse effect on the Company's business and financial condition.

        Various other claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On February 23, 2000, we completed a private placement of 225,000 senior units and 668,000 senior discount units (collectively, the "Units") pursuant to an exemption from registration under Rule 144A promulgated under the Securities Act of 1933, as amended. Each senior unit consisted of one 12.5% senior note due 2010 (Senior Note) and one warrant to purchase our common stock, and each senior discount unit consisted of one 14.5% senior discount note due 2010 (Senior Discount Note) and one warrant to purchase our common stock. The Units were placed with qualified institutional buyers (as defined under Rule 144A(a)(1)), and Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corporation acted as placement agents in the transaction.

        The Senior Units were sold at the aggregate offering price of $225.0 million less accompanying underwriting discounts and commissions of approximately $6.8 million. The Senior Discount Units were sold at the aggregate offering price of $325.1 million less underwriting discounts and commissions of approximately $6.1 million. Approximately $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model and the underwriting discounts and commissions were capitalized. In addition, we capitalized certain debt issuance costs of approximately $0.6 million, consisting of printing, legal and accounting fees. A portion of the net proceeds from the Units offering were used for the repayment of borrowings under the Qualcomm credit agreement. The remaining proceeds from the Units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

        Interest on the Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2000. We used $79.5 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders of the Senior Notes, certain U.S. Government securities to provide for the payment of the first seven scheduled interest payments on the Senior Notes. The remaining unpaid portion of such amounts is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet.

        Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Senior Discount Notes will not begin to accrue cash interest until April 15, 2005. Interest on the Senior Discount Notes will be payable on April 15 and October 15 of each year, beginning on October 15, 2005.

        We may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, we may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings of our common stock at 112.5% of their principal amount and 114.5% of their accreted value, respectively.

        The notes rank equally with our other unsecured senior indebtedness. The notes are effectively subordinate to all of our secured indebtedness. The notes are guaranteed by our domestic subsidiary, Cricket Communications Holdings. The terms of the notes include certain covenants that restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. We are obligated to consummate an exchange offer for the notes pursuant to an effective registration statement or cause to become effective a shelf registration statement for resales of the notes. If one of these events does not occur within 180 days after the closing of the units offering, interest on the notes will increase by 0.5% per annum until the exchange offer is consummated or such shelf registration statement becomes effective.

        Each warrant included as part of the Senior Units is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of our common stock at an exercise price of $96.80 per share. Each warrant included as part of the Senior Discount Units is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of our common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. We are obligated to file a shelf registration statement covering the resale of the warrants and related common stock issuable upon exercise of the warrants within 180 days after the closing of the units offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's Annual Meeting of Stockholders held on December 10, 1999, the Company's stockholders elected three directors to the Company's Board of Directors, approved the prior adoption of the 1998 Stock Option Plan, approved the prior adoption of the 1999 Stock Option Plan of Cricket Communications Holdings, Inc. and ratified the selection of PricewaterhouseCoopers, LLP as the Company's independent accountants. Certain information regarding these matters is reported under Item 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999 and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

   4.1*      Indenture, dated as of February 23, 2000, by and among Leap Wireless International, Inc.,
             Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).

   4.2*      Pledge Agreement, dated as of February 23, 2000, by and between Leap Wireless International,
             Inc. and State Street Bank and Trust Company.

   4.3*      Warrant Agreement, dated as of February 23, 2000, by and between Leap Wireless International,
             Inc. and State Street Bank and Trust Company (including Form of Warrant Certificate).

   4.4*      Registration Rights Agreement, dated as of February 23, 2000, by and among Leap Wireless
             International, Inc., Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.

   4.5*      Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between Leap
             Wireless International, Inc. and Morgan Stanley & Co. Incorporated.

  10.22.1*   Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket
             Communications Holdings, Inc.).

  10.26.10*  First Amendment dated as of November 24, 1999 to the Credit Agreement dated as of September 20,
             1999, among Cricket Communications, Inc., Cricket Wireless Communications, Inc., and Lucent
             Technologies, Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks)
             have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.26.11*  Second Amendment dated as of January 27, 2000 to the Credit Agreement dated as of September 20,
             1999, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent. Portions of this exhibit
             (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.26.12*  First Amendment dated as of January 27, 2000 to the Parent Agreement, dated as of September 17,
             1999, between Leap Wireless International, Inc. and Lucent Technologies, Inc., as Administrative
             Agent.

  10.29(1)   Executive Officer Deferred Stock Plan.

  10.30(2)   License Purchase Agreement, dated September 11, 1998, by and between the Registrant and
             Airgate Wireless, L.L.C.

  10.31(2)   First Amendment to License Purchase Agreement, dated December 17, 1999, by and between
             Cricket Holdings, Inc. and Airgate Wireless, L.L.C.

  10.32(2)   Agreement to Purchase and Sale of Licenses, dated January 7, 2000, by and between Radiofone
             PCS, L.L.C. and the Registrant

  10.33*     Placement Agreement, dated as of February 16, 2000, by and among Leap Wireless International,
             Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation,
             Bear, Stearns & Co. Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corporation.

  27.1*      Financial Data Schedule.

----------------

 *  Filed herewith.

(1) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Amendment No. 2 to Form S-3 (File 333-93073) dated February 16, 2000, and incorporated herein by reference.

(b) Reports on Form 8-K.

        A Current Report on Form 8-K was filed on February 17, 2000 announcing Leap's sale of (i) senior units consisting of $225.0 million aggregate principal amount of 12.5% senior notes due 2010 and accompanying warrants to purchase common stock and (ii) senior discount units consisting of $668.0 million aggregate principal amount of 14.5% senior discount notes due 2010 and accompanying warrants to purchase common stock.

        A Current Report on Form 8-K was filed on April 3, 2000 announcing the completion of Leap's acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. and a recent amendment to the Company's stockholder rights plan.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LEAP WIRELESS INTERNATIONAL, INC.

Date: April 14, 2000                    By: /s/ HARVEY P. WHITE
                                           -------------------------------------
                                           Harvey P. White
                                           Chairman and Chief Executive Officer



Date: April 14, 2000                    By: /s/ STEPHEN P. DHANENS
                                           -------------------------------------
                                           Stephen P. Dhanens
                                           Vice President, Corporate Controller
                                           (Chief Accounting Officer)