Form 10-K405/A
period 1999-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 2000-06-28
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 2 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1999 is being filed to amend Item 14(a) to add the audited financial statements of Pegaso Telecomunicaciones, S.A. de C.V. in accordance with Rule 3-09 of Regulation S-X.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:

                    PEGASO TELECOMUNICACIONES, S.A. DE C. V.

        Consolidated Financial Statements:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Income for the year ended December 31, 1999 and for the period from June 24, 1998 (date of inception) to December 31, 1998

         Consolidated Statements of Cash Flows for the year ended December 31,
           1999, and for the period from June 24, 1998 (date of inception) to December 31, 1998

         Consolidated Statements of Stockholders' Equity for the period from June 24, 1998 (date of inception) to December 31, 1998, and for the period from January 1, 1999 to December 31, 1999

         Notes to the Consolidated Financial Statements

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

     3. EXHIBITS:

      EXHIBIT
      NUMBER                               DESCRIPTION
      -------                              -----------
     3.1(1)        Form of Amended and Restated Charter of the Registrant
     3.2(1)        Form of Amended and Restated Bylaws of the Registrant
     3.3(2)        Form of Certificate of Designation of Series A Junior
                   Participating Preferred Stock of the Registrant
     4.1(1)        Form of Common Stock Certificate
     4.2.1(3)      Letter, dated as of May 5, 1999, from QUALCOMM Incorporated
                   ("QUALCOMM") to the Registrant
     4.2.2(9)      Superceding Warrant, dated as of August 9, 1999, issued to
                   QUALCOMM
     4.2.3(9)      Form of Voting Agreement, dated as of April 1, 1999, between the Registrant and various officers and directors of
                   QUALCOMM Incorporated
     4.2.4(9)      Amended and Restated Agreement Concerning Share Ownership,
                   dated as of August 4, 1999, between Registrant and QUALCOMM
                   Incorporated
     4.3(2)        Rights Agreement, dated as of September 14, 1998, between
                   the Registrant and Harris Trust Company of California
    10.1(8)        Separation and Distribution Agreement, dated as of September
                   23, 1998, between QUALCOMM and the Registrant
    10.1.1(9)      First Amendment to Separation and Distribution Agreement,
                   dated as of August 6, 1999, between Registrant and QUALCOMM
    10.2(8)        Credit Agreement, dated as of September 23, 1998, between
                   QUALCOMM and the Registrant
    10.3(8)        Tax Matters Agreement, dated as of September 23, 1998,
                   between QUALCOMM and the Registrant
    10.4(8)        Interim Services Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.5(8)        Master Agreement Regarding Equipment Acquisition, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.5.1(9)      First Amendment to Master Agreement Regarding Equipment
                   Procurement, dated as of August 6, 1999, between Registrant and QUALCOMM
    10.6(8)        Employee Benefits Agreement, dated as of September 23, 1998, between QUALCOMM and the Registrant
    10.7(8)        Conversion Agreement, dated as of September 23, 1998,
                   between QUALCOMM and the Registrant
    10.8(8)        Assignment and Assumption Agreement, dated as of September
                   23, 1998, between QUALCOMM and the Registrant
    10.9(7)        1998 Stock Option Plan, as amended through April 13, 1999
    10.10(1)       Form of non-qualified/incentive stock option under the 1998
                   Stock Option Plan
    10.11(1)       Form of non-qualified stock option under the 1998 Stock
                   Option Plan granted to QUALCOMM option holders in connection with the distribution of Registrant's common stock
    10.12(1)       Form of Registrant's 1998 Non-Employee Directors' Stock
                   Option Plan
    10.13(1)       Form of non-qualified stock option under the 1998
                   Non-Employee Directors' Stock Option Plan
    10.14(1)       Form of Registrant's Employee Stock Purchase Plan

      EXHIBIT
      NUMBER                               DESCRIPTION
      -------                              -----------
    10.15(1)       Assignment and Assumption of Lease dated August 11, 1998
                   between QUALCOMM and Vaxa International, Inc.
    10.16(1)       Form of Indemnity Agreement to be entered into between the
                   Registrant and its directors and officers
    10.17(4)       Loan Agreement, dated as of September 28, 1998, between
                   Pegaso
                   Comunicaciones y Servicios, S.A. de C.V. and the Registrant
    10.18(4)       Promissory Note, executed September 25, 1998, payable to
                   Registrant by Pegaso Comunicaciones y Servicios, S.A. de
                   C.V.
    10.19(4)       Pledge Agreement, dated September 28, 1998, by and among the
                   Guarantors, the Issuers and Registrant
    10.20(5)       Asset Purchase Agreement, dated December 24, 1998, by and
                   among Chase Telecommunications Holdings, Inc., Anthony
                   Chase, Richard McDugald and Registrant
    10.21.1(6)     Stock Purchase Agreement, dated April 12, 1999, by and among
                   Inversiones Leap Wireless Chile S.A., Telex -- Chile S.A.,
                   and Chilesat S.A.
    10.21.2(7)     Novation and Assumption of Payment Obligation Agreement,
                   dated May 11, 1999, by and among Chilesat Telefonia Personal
                   S.A., Inversiones Leap Wireless Chile S.A. and Chilesat S.A.
                   (In Spanish and accompanied by a translation in English)
    10.22(9)       Cricket Communications, Inc. 1999 Stock Option Plan
    10.23(9)       Form of non-qualified/incentive stock option under the
                   Cricket Communications, Inc. 1999 Stock Option Plan
    10.24(9)       Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999
    10.25(10)      System Equipment Purchase Agreement, dated September 20,
                   1999, by and between Cricket Wireless Communications, Inc.
                   and Lucent Technologies, Inc. Portions of this exhibit
                   (indicated by asterisks) have been omitted pursuant to a
                   request for confidential treatment pursuant to Rule 24b-2.
    10.26(10)      Credit Agreement, dated as of September 29, 1999, among
                   Cricket Communications, Inc., Cricket Wireless
                   Communications, Inc., the Lenders party thereto, and Lucent
                   Technologies, Inc., as Administrative Agent. Portions of
                   this exhibit (indicated by asterisks) have been omitted
                   pursuant to a request for confidential treatment pursuant to
                   Rule 24b-2.
    10.26.1(10)    Exhibit A -- Form of Borrower Pledge Agreement
    10.26.2(10)    Exhibit B -- Form of Collateral Agency and Intercreditor
                   Agreement
    10.26.3(10)    Exhibit C -- Form of Guarantee Agreement
    10.26.4(10)    Exhibit D -- Form of Indemnity, Subrogation and Contribution
                   Agreement
    10.26.5(10)    Exhibit E -- Form of Parent Agreement
    10.26.6(10)    Exhibit F -- Form of Parent Pledge Agreement
    10.26.7(10)    Exhibit G -- Form of Perfection Certificate
    10.26.8(10)    Exhibit H -- Form of Security Agreement
    10.26.9(10)    Exhibit I -- Form of Subordination Agreement
    10.27(11)      Memorandum of Agreement, dated September 20 1999, by and
                   between Ericsson Wireless Communications Inc., Leap Wireless
                   International, Inc., and Cricket Wireless Communications,
                   Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
                   treatment pursuant to Rule 24b-2.

      EXHIBIT
      NUMBER                               DESCRIPTION
      -------                              -----------
    10.28(10)      Second Amended and Restated Deferred Payment Agreement,
                   dated October 12, 1999, among Chilesat Telefonia Personal
                   S.A., Inversiones Leap Wireless Chile S.A., and QUALCOMM
                   Incorporated, as Vendor, Administrative Agent and Collateral
                   Agent
    13.1(10)       Portions of Registrant's Annual Report to Shareholders for
                   the Fiscal Year Ended August 31, 1999
    21.1(10)       Subsidiaries of the Registrant
    23.1(12)       Consent of PricewaterhouseCoopers, independent accountants
    27.1(10)       Financial Data Schedule

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

(10) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to Amendment No. 1 to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference.

(12) Filed herewith.

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

June 28, 2000                             By:      /s/ HARVEY P. WHITE

                                            ------------------------------------
                                                      Harvey P. White,
                                            Chief Executive Officer and Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

Mexico City, February 25, 2000

To the Stockholders of
Pegaso Telecomunicaciones, S.A. de C.V.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Pegaso Telecomunicaciones, S.A. de C.V. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations, their cash flows and the changes in their stockholders' equity for the year ended December 31, 1999 and for the period from June 24, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Guillermo Pineda M.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF U.S. DOLLARS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  12,138    $ 30,313
  Recoverable value added tax...............................     21,298       9,531
  Trade receivables.........................................      3,401          --
  Other accounts receivable.................................      2,115         344
  Inventories...............................................      1,615          --
  Prepaid advertising.......................................      4,274       6,256
  Other current assets......................................        547         219
                                                              ---------    --------
          Total current assets..............................     45,388      46,663
PROPERTY, FURNITURE AND TELECOMMUNICATIONS
  EQUIPMENT -- Net..........................................    306,805     132,296
PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS -- Net........    237,380     233,530
                                                              ---------    --------
          Total assets......................................  $ 589,573    $412,489
                                                              =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bridge loan...............................................  $  94,430    $     --
  Handsets suppliers........................................     20,831          --
  Vendor financing of equipment.............................     40,933     105,389
  Accounts payable for equipment............................     24,103          --
  Payable to affiliated.....................................      5,494      13,761
  Other accounts payable and accrued expenses...............     30,751       5,577
                                                              ---------    --------
          Total current liabilities.........................    216,542     124,727
                                                              ---------    --------
LONG-TERM LIABILITIES:
  Bank loans of credit......................................     88,951      19,090
  Vendor financing of equipment.............................    109,024          --
                                                              ---------    --------
          Total long-term liabilities.......................    197,975      19,090
                                                              ---------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Capital stock.............................................    350,000     300,000
  Accumulated losses........................................   (188,691)    (31,328)
  Accumulated other comprehensive income....................     13,747          --
                                                              ---------    --------
          Total stockholders' equity........................    175,056     268,672
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 589,573    $412,489
                                                              =========    ========

The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                          (THOUSANDS OF U.S. DOLLARS)

                                                                                PERIOD FROM
                                                                              JUNE 24 (DATE OF
                                                               YEAR ENDED      INCEPTION) TO
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1998
                                                              ------------    ----------------
Revenues:
  Services..................................................   $   3,919          $     --
  Sales of handsets and accessories.........................       3,350                --
                                                               ---------          --------
                                                                   7,269                --
                                                               ---------          --------
Operating costs and expenses:
  Cost of services..........................................      (5,543)               --
  Cost of handsets and accessories..........................     (25,139)               --
  Selling, general and administrative expenses..............    (102,340)          (30,090)
  Depreciation and amortization.............................     (17,712)              (78)
                                                               ---------          --------
                                                                (150,734)          (30,168)
                                                               ---------          --------
Operating loss..............................................    (143,465)          (30,168)
                                                               ---------          --------
Comprehensive financing result:
  Interest expense..........................................     (16,511)            1,194
  Interest income...........................................       1,314                --
  Foreign exchange gain -- Net..............................         994                --
  Foreign exchange loss on remeasurement of financial
     statements.............................................          --            (2,474)
                                                               ---------          --------
                                                                 (14,203)           (1,280)
                                                               ---------          --------
Other income -- Net.........................................         899               441
                                                               ---------          --------
Loss before income tax and employees' statutory profit
  sharing...................................................    (156,769)          (31,007)
Provision for:
  Income tax................................................        (411)             (321)
  Employees' statutory profit sharing.......................        (183)               --
                                                               ---------          --------
Net loss....................................................    (157,363)          (31,328)
Other comprehensive income:
  Foreign currency translation adjustment...................      13,747                --
                                                               ---------          --------
Comprehensive loss..........................................   $(143,616)         $(31,328)
                                                               ---------          --------
Basic and diluted loss per share............................   $   (4.90)         $  (2.09)
                                                               =========          ========

The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)

                                                                                PERIOD FROM
                                                                              JUNE 24 (DATE OF
                                                               YEAR ENDED      INCEPTION) TO
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1998
                                                              ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(157,363)        $ (31,328)
                                                               ---------         ---------
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      17,712                78
  Other provisions..........................................       4,412                --
  Foreign exchange loss on remeasurement of financial
     statements.............................................          --             2,474
Changes in assets and liabilities:
  Recoverable value added tax...............................     (11,040)           (9,443)
  Trade receivables.........................................      (3,356)               --
  Other accounts receivable.................................      (1,727)             (341)
  Prepaid advertising.......................................      (4,013)              (67)
  Other current assets......................................         229              (217)
  Other accounts payable and accrued expenses...............      49,145             5,753
                                                               ---------         ---------
          Total adjustments.................................      51,362            (1,763)
                                                               ---------         ---------
Net cash used in operating activities.......................    (106,001)          (33,091)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, furniture and telecommunications
  equipment.................................................     (38,356)              (77)
Public telecommunications network concession................          --          (233,530)
                                                               ---------         ---------
Net cash used in investing activities.......................     (38,356)         (233,607)
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital stock issuance........................      50,000           300,000
Bridge loan.................................................      90,000                --
                                                               ---------         ---------
Net cash provided by financing activities...................     140,000           300,000
                                                               ---------         ---------
Effect of exchange rate fluctuations on cash................     (13,818)           (2,989)
                                                               ---------         ---------
Net (decrease) increase in cash and cash equivalents........     (18,175)           30,313
Cash and cash equivalents at beginning of period............      30,313                --
                                                               ---------         ---------
Cash and cash equivalents at end of period..................   $  12,138         $  30,313
                                                               =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid.............................................   $     536         $      --
Interest paid (net of amount capitalized)...................       8,922                14
Prepaid advertising contracted with notes payable...........         420             5,941
Property, furniture and telecommunications equipment
  acquired through financing................................     121,054           132,297
Inventories acquired through financing......................       1,615                --

The accompanying notes are an integral part of these financial statements.

                   PEGASO TELECOMUNICACIONES, S. A. DE C. V.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (THOUSANDS OF U.S. DOLLARS)

                                                                         ACCUMULATED OTHER
                                                CAPITAL    ACCUMULATED     COMPREHENSIVE
                                                 STOCK       LOSSES           INCOME           TOTAL
                                                --------   -----------   -----------------   ---------
Issuance of stock at inception on June 24,
  1998........................................  $     11    $      --         $    --        $      11
Capital stock issuance........................   299,989           --              --          299,989
Net loss for the period.......................        --      (31,328)             --          (31,328)
                                                --------    ---------         -------        ---------
Balances at December 31, 1998.................   300,000      (31,328)             --          268,672
Capital stock issuance........................    50,000           --              --           50,000
Net loss for the period.......................        --     (157,363)             --         (157,363)
Foreign currency translation adjustment.......        --           --          13,747           13,747
                                                --------    ---------         -------        ---------
Balances at December 31, 1999.................  $350,000    $(188,691)        $13,747        $ 175,056
                                                ========    =========         =======        =========

The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 1 -- OPERATIONS OF THE COMPANY AND SUBSIDIARIES:

     Pegaso Telecomunicaciones, S. A. de C. V. (Telecomunicaciones), a Mexican holding company, was incorporated on June 24, 1998, for a duration of 99 years. At December 31, 1999 and 1998, the stockholders of Telecomunicaciones were Grupo Televisa, S. A. (through its subsidiary Corporativo del Valle de Mexico, S. A. de C. V.), Mr. Alejandro Burillo Azcarraga, Leap Wireless International, Inc. (through its subsidiary Leap PCS Mexico, Inc.) and other investments funds.

     Sprint PCS (Sprint), a U.S. telecommunications corporation, has entered into a memorandum of understanding to make an investment in Telecomunicaciones. The proposed agreement, if consummated, would result in Sprint obtaining a 30.5% interest in Telecomunicaciones.

     At December 31, 1999 and 1998, Telecomunicaciones and its subsidiaries (collectively, the "Company") held 100% of the capital stock of the following Mexican subsidiaries:

               SUBSIDIARY                                  ACTIVITY
               ----------                                  --------
Pegaso PCS, S. A. de C. V. (PCS)           Provides telephone services to the
                                           general public through an agency
                                           agreement with Comunicaciones y Sistemas.
Pegaso Recursos Humanos, S. A. de C. V.    Provides administrative services to
  (Recursos Humanos)                       companies in the Group.
Pegaso Comunicaciones y Sistemas, S. A.    Holds the concessions and the
  de C. V. (Comunicaciones y Sistemas)     telecommunications equipment for
                                           telephone services to be provided by PCS.

     The Company is engaged in providing nationwide telephone services in Mexico. Comunicaciones y Sistemas holds the concessions granted by the Mexican Ministry of Communications (Secretaria de Comunicaciones y Transportes) (SCT).

     The concessions include the rights to install, operate and exploit a nationwide public telecommunications network for a period up to 20 years, with an option for the Company to extend the concessions at the end of the 20-year period. (See Note 5).

     The Company's development from the date of inception has been financed by capital contributions made by the stockholders and through two lines of credit with a limit of $590,000, a bridge loan with a limit of $115,000 and a backstop financing offered by Qualcomm. See Notes 6, 7 and 8. These lines of credit are collateralized by all Company properties, rights and assets. The recoverability of the Company's investment is dependent upon future events, including, but not limited to, the stability of the Mexican economic environment, obtaining adequate financing for the Company's development program and the achievement of a level of operating revenues that is sufficient to support the Company's costs structure.

     The Company launched telecommunications operations in the cities of Tijuana, Baja California in February, Guadalajara, Jalisco in August, Monterrey, Nuevo Leon in September and Mexico, Federal District in December 1999. Prior to those dates, the Company's business consisted of the installation and construction of its network and other start-up activities. Accordingly, the Company was a "development-stage enterprise" as set forth in the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises" in 1998.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements include the adjustment and translation/remeasurement of the Mexican peso consolidated financial statements prepared in conformity with accounting principles generally accepted in Mexico. Such financial statements constitute a suitable basis for adjustment and translation/remeasurement into U.S. dollars for purposes of expressing them in conformity with accounting principles generally accepted in the United States of America.

     The following is a summary of the Company's significant accounting policies:

     a. Translation:

     As of December 31, 1998, for the purposes of translating its Mexican peso financial statements to U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, the Company considered its functional currency to be the U.S. dollar, since Mexico was considered a hyperinflationary economy. Consequently, monetary assets and liabilities were translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses were translated at the average exchange rate for the period, and non-monetary assets were translated at historical rates. The resulting remeasurement gains or losses were included in the consolidated statement of income.

     As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy. Therefore, the Company changed the functional currency from the U.S. dollar to the Mexican peso. Accordingly, monetary and non-monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Capital stock has been translated at historic observed exchange rates. Revenues, expenses, gains and losses are translated at the average exchange rate for the year. The net equity effects of translation are recorded in the cumulative foreign currency translation adjustment account as a part of accumulated other comprehensive income.

     b. Consolidation:

     The accompanying financial statements include the accounts of Telecomunicaciones and its wholly-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in the consolidation.

     c. Cash equivalents:

     Cash equivalents are recorded at cost, which approximates market value, and includes all investments purchased with original maturities of three months or less.

     d. Inventories and cost of sales:

     Inventories (handsets and accessories) are recorded at average cost. The resulting amounts are not in excess of market value.

     Cost of handsets and accessories is recorded following the average cost method.

     e. Advertising costs:

     Television advertising time purchased in advance is initially deferred and expensed when the advertising time is used. All other advertising costs are expensed as incurred.

     Advertising expense amounted to $15,890 for the year ended December 31, 1999. No advertising expenses were incurred for the period ended December 31, 1998.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     f. Property, furniture and telecommunications equipment:

     Property, furniture and telecommunications equipment are recorded at cost.

     Depreciation is calculated by the straight-line method, based on Company's estimate of the useful lives, ranging from four to twenty years.

     Leasehold improvements are capitalized at cost and are amortized using the straight-line method, applying the annual rate of 5%. If leases conclude prior this amortization period, the balance of such leasehold improvements are expensed.

     g. Public telecommunications network concessions:

     The public telecommunications network concessions include the cost of the radio-electric frequency band concession and other related costs, and are recorded at cost.

     Amortization is calculated by the straight-line method, based on the estimated useful life (concession period, twenty years).

     h. Income taxes:

     Current income tax is the amount of income tax expected to be payable for the current period. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established for net deferred tax assets not expected to be realized.

     i. Employee benefits:

     Seniority premiums to which employees are entitled upon termination of employment after fifteen years of service are recognized as expenses of the years in which the services are rendered. As the Company was incorporated on June 24, 1998, seniority premium obligations were not significant, and, therefore no liability has been recognized for each of the periods presented.

     Other compensation based on length of service to which employees may be entitled in the event of dismissal or death, in accordance with the Federal Labor Law, is charged to income in the year in which it becomes payable.

     j. Capitalized interest cost:

     Property, furniture and telecommunications equipment, as well as the public telecommunications network concessions, include the capitalization of the interest costs related to their acquisition.

     k. Revenue recognition:

     Revenues from air time are recorded when service is provided. Sales of handsets and accessories are recorded when goods are delivered. Other revenues, mainly calling party pays and long distance services, are recognized when the related services are provided.

     l. Long-lived assets:

     The Company evaluates potential impairment loss relating to long-lived assets, by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted future expected cash flows generated by the assets and without interest charges. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the differences between the fair value and carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount of fair value less cost to sell. Testing whether an asset is impaired and for measuring

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

the impairment loss is performed for assets groupings at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

     Long-live assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses have been recorded by the Company.

     m. Loss per share:

     Loss per share is computed by dividing consolidated net loss by the weighted average number of shares outstanding. At December 31, 1998 and 1999, the Company did not have any potentially dilutive instruments.

     n. Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     o. Fair value of financial instruments:

     The estimated fair value of the company's financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these instruments. The Company's bank loans and other debt are subject to interest at variable rates, and as a result, the book value of said liabilities approximates their fair values.

     p. New accounting requirements:

     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 30, 2000. Upon the statement's initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities, and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. Management does not believe that the adoption of this statement will significantly impact the financial statements of the Company.

NOTE 3 -- TRANSACTIONS AND BALANCES WITH AFFILIATED COMPANIES AND OTHER RELATED
          PARTIES:

     Accounts payable to affiliated companies are integrated as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      1998
                                                            ------    -------
Leap Wireless International, Inc. and subsidiaries........  $5,074    $ 7,820
Grupo Televisa, S. A. and subsidiaries....................     420      5,941
                                                            ------    -------
                                                            $5,494    $13,761
                                                            ======    =======

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     Following is a summary of the main transactions with affiliated companies and other related parties:

                                                                 PERIOD FROM JUNE 24
                                                 YEAR ENDED     (DATE OF INCEPTION TO
                                                DECEMBER 31,        DECEMBER 31,
                                                    1999                1998
                                                ------------    ---------------------
Expenses:
  Equipment purchases from Qualcomm Inc.(1)...    $    --              $80,100
  Interest on advances from stockholders......         --                1,697
  Professional services(2)....................     34,484                8,671
  Advertising services........................      3,530                6,256
  Rent payments to stockholders(3)............      1,547                   40

-------------------------
(1) Qualcomm Inc. (Qualcomm) ceased being an affiliated company on September 23, 1998.

(2) Provided by Leap Wireless Services Mexico, S. A. de C. V., a subsidiary of Leap Wireless International, Inc. and represents mainly advisory services paid in connection with the Company's organization, start-up activities and supervision of the design and implementation of the network. These services are subcontracted to GTE Services Mexico, S. A. de C. V.

(3) Includes $1,415 paid to Grupo Televisa, S. A. and subsidiaries for the rent of two offices. The lease agreements expire in May and September 2003. Also includes $132 paid to Mr. Alejandro Burillo Azcarraga for the rent of two offices. The leases for these offices are each for a period of one year, from July 1999 to July 2000.

NOTE 4 -- PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT:

                                                     DECEMBER 31,             ANNUAL
                                                 --------------------    DEPRECIATION RATE
                                                   1999        1998             (%)
                                                 --------    --------    -----------------
Telecommunications equipment...................  $282,901    $     --     12, 10 and 5
Furniture and equipment........................     6,633         630          10
Computer equipment.............................    16,311         156          25
Transportation equipment.......................     1,439         248          25
Leasehold improvements.........................     2,999         969          5
Maintenance equipment..........................       141          --          10
                                                 --------    --------
                                                  310,424       2,003
Accumulated depreciation.......................    (7,798)        (78)
                                                 --------    --------
                                                  302,626       1,925
Land...........................................        90          85
Telecommunications equipment in the process of
  installation.................................     3,134     104,874
Construction in progress.......................        --       2,234
Advance payments to Alcatel Indetel Industria
  de Telecomunicaciones, S. A. de C. V.
  (Alcatel)....................................        --      11,478
Advance payments to Qualcomm...................        --       9,023
Advance payments to other suppliers............       955       2,677
                                                 --------    --------
                                                 $306,805    $132,296
                                                 ========    ========

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     Telecommunications equipment includes $9,775 and $3,114 of capitalized interest at December 31, 1999 and December 31, 1998, respectively.

NOTE 5 -- PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS:

     On October 7, 1998, the Company obtained the concessions to frequency bands of the radio-electric spectrum to provide nationwide wireless fixed and inducement access telecommunications services. Balances are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Cost of concession (includes $1,356 and $1,278 of
  capitalized interest at December 31, 1999 and
  December 31, 1998, respectively).....................  $247,700    $233,530
Accumulated amortization...............................   (10,320)         --
                                                         --------    --------
                                                         $237,380    $233,530
                                                         ========    ========

     Concessions include the rights to provide the following:

     - Fixed or mobile wireless telephone service.

     - Transmission or reception of signals, images, voice, sounds or information of any nature through the network, and additional services authorized by the SCT.

     - Access to data networks, video, audio and videoconferences.

     The concession agreements contain the following financial covenants:

     - The minimum capital stock must be $120,000.

     - The ratio of total liabilities to stockholders' equity should not exceed
       2.78 during the first five years of operations.

     At December 31, 1999, these financial covenants were satisfactorily complied with.

NOTE 6 -- BRIDGE LOAN:

     On May 27, 1999, the shareholders contracted a bridge loan for a total amount of $115,000 with a group of syndicated banks. This bridge loan is granted by Qualcomm (Qualcomm guaranty) as the lead lender, Citibank N. A. as administrative agent for the lenders, Societe Generale as syndication agent and ABN AMRO Bank N. V. as documentation agent. This loan is subject to interest at the Eurodollar rate plus 6% or a base rate plus 5% (12.6% in 1999), provided that in each case, the applicable margin shall increase by 0.5% on each interest adjustment date. As of December 31, 1999, $94,430 is outstanding on such loans. Interest expense in 1999 amounted to $3,729. The original maturity date of the bridge loan is November 27, 2000.

     On May 27, 1999, Telecomunicaciones entered into stock option agreements with Qualcomm, Leap Wireless International, Inc. and Mr. Alejandro Burillo Azcarraga (the Grantees). As a condition to execute the bridge loan agreement and to issue the Qualcomm guaranty, Telecomunicaciones granted each of the Grantees options to subscribe and purchase up to 353,585; 243,090 and 110,495, respectively, limited voting series "N" treasury shares of the Company's capital stock with no par value, which represented 2.4% of the aggregate capital stock.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     In accordance with the stock option agreements, the Grantees may execute the above mentioned stock options, if the total internal rate of return on the average outstanding balance of the bridge loan is less than 20%.

     The options shall have customary antidilution protection for stock dividends, stock splits, stock combinations, mergers and other similar events, but not for issuances below any particular price per share. The options will have an exercise price of $.01 per share and an expiration date of 10 years from date of issuance. The options shall be exercisable at any time after the date on which all amounts under the bridge loan agreement are paid in full and the commitments there-under are terminated.

     Also, on May 27, 1999, an irrevocable administration and guarantee trust was created by Leap Wireless International, Inc. and Mr. Alejandro Burillo Azcarraga as trustors, Qualcomm as beneficiary, and Banco INVEX, S. A., Institucion de Banca Multiple (INVEX) as trustee. The agreement establishes that INVEX may exercise the option for the series "N" treasury shares mentioned above to counter-guarantee the payment of obligations arising from the bridge loan agreement.

SUBSEQUENT EVENT:

     On February 8, 2000, with the stockholders' authorization, the Company signed an amendment to the bridge loan agreement, increasing the total amount from $115,000 to $190,000. On the additional $75,000, Qualcomm agreed to change the conditions as follows:

          a. There is no up-front fee. Only the funding bank's administration fee for $93.75 is paid.

          b. The requirement to guarantee a 20% internal rate of return is waived.

          c. The right to receive stock options from the Company is waived.

     All other conditions remain the same as in the original bridge loan agreement.

NOTE 7 -- PROPOSED FINANCINGS TO BE UNDERWRITTEN BY QUALCOMM:

     On December 22, 1999, Qualcomm committed to, and the Company accepted, the underwriting of $250,000 senior secured loan facility (the "Loan Facility") with the proceeds to be used by the Company for capital expenditures, working capital and operating expenses. On the Loan Facility closing date, the initial advance will be used to repay the existing bridge loan (mentioned in Note 6). Qualcomm will underwrite the new $250,000 loan in the event that the Company fails to obtain a bank loan facility of at least $250,000 prior to April 1, 2000.

     As compensation to Qualcomm for the commitment made, the Company agreed to pay Qualcomm an underwriting fee equal to 1% of the maximum principal amount of the loan facility, payable to within five business days after Qualcomm and Telecomunicaciones execute the documentation agreed. There will also be other fee expenses, covenants, limitations and commitments related to this kind of transaction.

     In addition to the $250,000 loan facility mentioned above, Qualcomm committed to, and the Company accepted, the underwriting of a high yield bond offering of $250,000 with the proceeds of the offering to be used by the Company for capital expenditures, working capital and operating expenses. Qualcomm will underwrite this bond offering promptly after January 1, 2001; however, the amount of such offering will be reduced depending on the Company's success in obtaining any debt financing (excluding the bridge loan, the vendor financing and the $250,000 loan facility described above) and any equity financing in excess of $100,000 on a cumulative aggregate basis (excluding $50,000 of equity currently committed by the Company's existing shareholders, as explained in Note
9).

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     The Company agreed to pay Qualcomm a commitment fee equal to 2% of the maximum principal amount of the notes, payable on the date the notes are issued.

     See Note 11b. for commitment to purchase handsets from Qualcomm.

NOTE 8 -- VENDOR FINANCING AND BANK LINES OF CREDIT:

     The Company has entered into certain agreements for the acquisition of telecommunications equipment, services and installation consultancy. These commitments will be financed through the financing contracts, which are summarized as follows:

          EQUIPMENT SUPPLIER                       FINANCING AGENT              CREDIT LINE
          ------------------                       ---------------              -----------
Qualcomm...............................  Qualcomm loan managed by ABN AMRO
                                         Bank N. V.                              $310,000(1)
Alcatel................................  Syndicated loan managed by Citibank
                                         International, Plc                       280,000(2)
                                                                                 --------
                                                                                 $590,000
                                                                                 ========

---------------
(1) This credit line is to be utilized as follows:

                CREDIT                                 VALIDITY                  AUTHORIZED LINE
                ------                                 --------                  ---------------
Loan 1.................................  From the date of authorization to
                                         December 31, 2000                          $200,000
Loan 2.................................  From January 1, 2001 to December 31,
                                         2002                                         90,000
Additional loan........................  From the date of authorization to
                                         December 31, 2002                            20,000
                                                                                    --------
                                                                                    $310,000
                                                                                    ========

     Advances under loans 1 and 2 are composed of "A" and "B" tranches. Tranche "A", will be for the financing of equipment purchases and is subject to interest at the LIBOR plus 1.5 points. Tranche "B" is for the financing of customs duties (excluding value added tax) and transportation costs and is subject to interest at the LIBOR plus 4.5 points. Interest is to be paid at various intervals ranging from monthly to biannually, depending upon which loan and tranche the amount has been disbursed from.

     As of December 31, 1999, $109,024 was outstanding under this line of credit, which is shown in the consolidated balance sheet as long-term vendor financing of equipment. The short-term vendor financing of equipment balances shown in the consolidated balance sheet include liabilities of $40,933 and $105,389, as of December 31, 1999 and 1998, respectively, payable to Qualcomm and Qualcomm Wireless Services (Mexico), S. A. de C. V. which are expected to be paid through advances from the line of credit facilities.

     Principal payments of "A" and "B" tranches of credit management by ABN AMRO BANK, N.V. will be negotiated in good faith and must be agreed upon by both parties prior to disbursement.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

(2) This credit line is to be utilized as follows:

                    CREDIT                                   VALIDITY                     AUTHORIZED LINE
                    ------                                   --------                     ---------------
    Loan 1.................................  From the date of authorization to
                                             December 31, 2000                               $170,000
    Loan 2.................................  From January 1, 2001 to December 31, 2002        100,000
    Additional loan........................  From the date of authorization to
                                             December 31, 2002                                 10,000
                                                                                             --------
                                                                                             $280,000
                                                                                             ========

     These loans are subject to interest at the Eurodollar rate plus 4.5 points per year, and an adjustable margin (10.1 % and 9.75% at December 31, 1999 and 1998, respectively).

     At December 31, 1999 $88,951 was outstanding under this line of credit (credit 1) and is included in long-term bank lines of credit. The schedule of maturities of the amounts outstanding are as follows:

                      DECEMBER 31,                           AMOUNT
                      ------------                           -------
2002.....................................................    $17,790
2003.....................................................     26,685
2004.....................................................     44,476
                                                             -------
                                                             $88,951
                                                             =======

     Principal payment for this credit line will be made on the dates and in the proportions shown below:

                                                          PORTION PAYABLE ON DECEMBER 31,
                      YEAR IN WHICH THE             --------------------------------------------
                    DISBURSEMENT WAS MADE           2002    2003    2004    2005    2006    2007
                    ---------------------           ----    ----    ----    ----    ----    ----
              1998 and 1999.......................   20%     30%     50%
                   2000...........................           20%     30%     50%
                   2001...........................                   20%     30%     50%
                   2002...........................                           20%     30%     50%

     The Company has pledged all properties, rights and assets, as described in
Note 1, to collateralize the obligations derived from the financing contracts. Additionally, on June 18, 1999, Telecomunicaciones as trustor, established an irrevocable administration and guarantee trust with Citibank Mexico, S. A. de C. V., Grupo Financiero Citibank as representative of the beneficiaries of the guarantees and as agent of the guarantees, as well as with INVEX as trustee. The purpose of the trust agreement is to guarantee payment of obligations arising from the financing vendor agreements signed with Qualcomm and Alcatel. Telecomunicaciones has transferred to the trust its shares in Comunicaciones y Sistemas, PCS and Recursos Humanos.

     The lines of credit establish the following obligations and restrictions for the Company:

     a. Disbursements from the lines of credit should be utilized only for the acquisition of telecommunications equipment from Qualcomm and Alcatel.

     b. The capital stock should be increased by two contributions of $50,000 each, by July 31, 1999 (already completed) and on August 31, 2000, respectively.

     c. Neither dividend payments nor capital distributions should be made during the loan periods.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 9 -- STOCKHOLDERS' EQUITY:

     Telecomunicaciones was incorporated on June 24, 1998, through the contribution of $11 for the subscription of 100,000 common shares, with a par value of one Mexican peso each.

     On June 30, 1998, Telecomunicaciones exchanged the original 100,000 common shares for 1,000 shares with no par value. On that same date, the Company received $1 from its stockholders in exchange for the issuance of 200 common shares with no par value.

     On September 28, 1998, Telecomunicaciones received $299,988 in exchange for the issuance of 7,499,388 Series A, Class II shares, 7,199,412 Series B, Class II shares, and 15,300,000 Series N Class II shares. On that same date, the stockholders agreed to increase the capital stock by means of two contributions of $50,000 each, before July 31, 1999 and August 31, 2000.

     On July 27 and 30, 1999, the Company received $50,000 in exchange for the issuance of 5,000,000 common series N shares with no par value.

     At December 31, 1999, the authorized capital stock is 35,000,000 no-par-value shares, all of which are issued and outstanding, as follows:

NUMBER OF
  SHARES                              DESCRIPTION                            AMOUNT
----------                            -----------                           --------
              Class I (fixed minimum portion):
       612    Series A....................................................  $      6
       588    Series B....................................................         6

              Class II (variable portion):
 7,499,388    Series A....................................................    74,994
 7,199,412    Series B....................................................    71,994
20,300,000    Series N....................................................   203,000
----------                                                                  --------
35,000,000                                                                  $350,000
==========                                                                  ========

     Series N Class II shares have limited voting rights.

     In the event of a capital stock reduction, the portion of capital stock exceeding contributions made is subject to income tax, payable by the Company, equivalent to 53.85% of such excess.

NOTE 10 -- INCOME TAX (IT), ASSET TAX (AT) AND EMPLOYEES' STATUTORY PROFIT SHARING (ESPS):

     Telecomunicaciones and its subsidiaries pay the IT and AT on individual company basis.

     For the periods ended December 31, 1999 and 1998, Telecomunicaciones generated a net tax loss of $5,218 and $4,976 and two of its subsidiaries a combined net tax loss of $173,518 and $8,394, respectively. The other subsidiary, Recursos Humanos, had net taxable income of $1,186 and $944, respectively. Therefore, for the periods ended December 31, 1999 and 1998, the Company recognized a tax provision of $594 and $321 in the consolidated financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     Tax loss carryforwards can be inflation indexed by applying the Mexican National Consumer Price Index from the date on which losses arise through the date of their utilization. Such restated tax loss carryforwards can be offset against future taxable income, and expire as follows:

                     EXPIRATION YEAR                         AMOUNT
                     ---------------                       ----------
    2008.................................................  $   16,628
    2009.................................................     186,100
                                                           ----------
                                                           $  202,728
                                                           ==========

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Inventories.............................................  $   (565)   $    --
Fixed assets............................................   (10,867)        --
Concession..............................................    (3,838)        --
Interest and consultancy fees capitalized...............        --     (8,692)
Preoperating expenses...................................     4,960      4,660
Other temporary items...................................      (836)        --
Tax loss carryforwards..................................    70,955      4,546
Valuation allowance.....................................   (59,809)      (514)
                                                          --------    -------
                                                          $     --    $    --
                                                          ========    =======

     The statutory IT rates for 1999 and 1998 were 35% and 34%, respectively. The following items represent the principal differences between income taxes computed at the statutory tax rate and the Company's provision for income taxes for the periods ended December 31, 1999 and 1998.

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Tax at statutory rate.......................................  (35)%   (34)%
Foreign exchange loss on remeasurement of financial
  statements................................................   --       3%
Permanent items, including inflationary effects.............    6%      7%
Interest and consultancy fees...............................   (3)%    (5)%
Preoperating expenses.......................................   --      15%
Other temporary items.......................................   (1)%    --
Amortization of concession..................................   (7)%    --
Valuation allowance.........................................   40%     15%
                                                              ---     ---
Effective income tax rate...................................   --%      1%
                                                              ===     ===

     AT is determined by applying the rate of 1.8% to the net amount of certain assets and liabilities, and is payable only when AT exceeds IT. For the periods ended at December 31, 1999 and 1998, the Company was not subject to the payment of AT.

     For the period ended December 31, 1998, the Company was not subject to the payment of ESPS. For the year ended December 31, 1999, the Company generated ESPS amounting to $183.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

     a. The Company leases offices and other spaces related to its activity, under operating agreements expiring through 2006, which annual minimum lease payments under such leases are as follows:

                            YEAR                              AMOUNT
                            ----                              -------
2000........................................................  $ 2,917
2001........................................................    2,595
2002........................................................    2,401
2003........................................................    1,946
Thereafter..................................................      807
                                                              -------
                                                              $10,666
                                                              =======

        Additionally, the Company has site-operating leases for the network which annual amount is approximately $5,742, payable on a monthly, bimonthly and quarterly basis. These lease contracts are renovated mainly on annual basis.

        Lease payments for the periods ended December 31, 1999 and December 31,1998 recorded in the statement of income amounted to $11,697 and $824, respectively.

     b. The Company is committed to purchase 50% of its handsets under the existing handset supply agreement between the Company and Qualcomm and to use the "cdmaOne" and the "multi-carrier mode" of the ITU proposed third generation CDMA standard exclusively as the primary technology for its wireless telecommunications systems, during the period of Qualcomm financing support described in Note 7 above.

     c. The Company has issued purchase orders for the acquisition of telecommunications equipment, services, and installation consultancy, to be received in 2000, totaling $53,400.

        It is expected that these purchases will be covered through the vendor financing and bank lines of credit described in Note 8.

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

San Diego, California
October 18, 1999

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                     FINANCIAL CONDITION OF THE REGISTRANT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   AUGUST 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
ASSETS
Cash and cash equivalents...................................  $  17,502    $
Accounts receivable.........................................        825          --
Other current assets........................................         55          --
                                                              ---------    --------
          Total current assets..............................     18,382          --
                                                              ---------    --------
Property and equipment, net.................................      2,630          --
Investments in and loans receivable from subsidiaries.......    180,270     141,805
Intangible assets...........................................         --       6,838
Deposits and other assets...................................      1,449          --
                                                              ---------    --------
          Total assets......................................  $ 202,731    $148,643
                                                              =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $  11,620    $  5,680
                                                              ---------    --------
          Total current liabilities.........................     11,620       5,680
                                                              ---------    --------
Long-term debt..............................................    120,161          --
Other long-term liabilities.................................         50          --
                                                              ---------    --------
          Total liabilities.................................    131,831       5,680
                                                              ---------    --------

Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares $.0001 par
     value, no shares issued and outstanding................         --          --
  Common stock -- authorized 75,000,000 shares; $.0001 par
     value, 18,370,974 shares issued and outstanding........          2          --
  Additional paid-in capital................................    291,189          --
  Former parent company's investment........................         --     197,598
  Accumulated deficit.......................................   (216,896)    (52,283)
  Accumulated other comprehensive loss......................     (3,395)     (2,352)
                                                              ---------    --------
          Total stockholders' equity........................     70,900     142,963
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 202,731    $148,643
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

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                  RESULTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               OF THE REGISTRANT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED AUGUST 31,
                                                             --------------------------------
                                                               1999         1998       1997
                                                             ---------    --------    -------
General and administrative expenses........................  $ (17,567)   $ (9,292)   $(1,361)
                                                             ---------    --------    -------
Operating loss.............................................    (17,567)     (9,292)    (1,361)
Equity in net loss of subsidiaries.........................   (123,655)    (38,284)    (3,793)
Write-down of investments in subsidiaries..................    (27,242)         --         --
Interest income............................................        960         843         --
Interest expense and amortization of discount and facility
  fee......................................................     (6,102)         --         --
Gain on sale of subsidiary.................................      9,097          --         --
Other income (expense), net................................       (104)         --         --
                                                             ---------    --------    -------
     Net loss..............................................   (164,613)    (46,733)    (5,154)
Other comprehensive income (loss):
  Foreign currency translation (losses) gains..............     (1,043)     (2,412)        60
                                                             ---------    --------    -------
     Comprehensive loss....................................  $(165,656)   $(49,145)   $(5,094)
Basic and diluted net loss per common share................  $   (9.19)   $  (2.65)   $ (0.29)
                                                             ---------    --------    -------
Shares used to calculate basic and diluted net loss per
  common share.............................................     17,910      17,648     17,648
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