Form 10-Q
period 2000-05-31
LEAP WIRELESS INTERNATIONAL INC
filed 2000-07-17
CIK 1065049

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 2000 or

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

      The number of shares of registrant's common stock outstanding on July 10, 2000 was 26,529,085.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                        LEAP WIRELESS INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MAY 31,          AUGUST 31,
                                                                             2000              1999
                                                                          -----------       -----------
                                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents ..........................................      $   543,118       $    26,215
Restricted cash equivalents and short-term investments .............           55,555                --
Short-term investments .............................................           46,340                --
Accounts receivable, net ...........................................           12,944             2,726
Inventories ........................................................            4,681             5,410
Recoverable taxes ..................................................           11,233             3,907
Other current assets ...............................................           10,664             1,926
                                                                          -----------       -----------
    Total current assets ...........................................          684,535            40,184
Property and equipment, net ........................................          237,300           116,947
Investments in and loans receivable from unconsolidated
     wireless operating companies ..................................           61,290            94,429
Wireless licenses and other intangible assets, net .................          207,042            73,944
Restricted investments .............................................           50,284                --
Deferred financing costs and other assets ..........................           25,855             9,827
                                                                          -----------       -----------
    Total assets ...................................................      $ 1,266,306       $   335,331
                                                                          ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ...........................      $    43,255       $    16,372
Loans payable to banks .............................................           46,513            17,225
Other current liabilities ..........................................            4,401                --
                                                                          -----------       -----------
    Total current liabilities ......................................           94,169            33,597
Long-term debt .....................................................          736,019           221,812
Other long-term liabilities ........................................           12,118             8,504
                                                                          -----------       -----------
    Total liabilities ..............................................          842,306           263,913
                                                                          -----------       -----------
Commitments and contingencies (Notes 3, 7, 9 and 11)
Minority interest in consolidated subsidiary .......................           16,802               518
                                                                          -----------       -----------
Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares;
    $.0001 par value, no shares issued and outstanding .............               --                --
  Common stock - authorized 75,000,000 shares;
    $.0001 par value, 25,411,560 shares issued and outstanding .....                3                 2
  Additional paid-in capital .......................................          789,372           291,189
  Accumulated deficit ..............................................         (378,329)         (216,896)
  Accumulated other comprehensive loss .............................           (3,848)           (3,395)
                                                                          -----------       -----------
    Total stockholders' equity .....................................          407,198            70,900
                                                                          -----------       -----------
    Total liabilities and stockholders' equity .....................      $ 1,266,306       $   335,331
                                                                          ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        -------------------------       -------------------------
                                                                                 MAY 31,
                                                        ---------------------------------------------------------
                                                          2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
Operating revenues ...............................      $  16,931       $      --       $  31,242       $      --
                                                        ---------       ---------       ---------       ---------
Operating expenses:
   Cost of operating revenues ....................        (16,871)             --         (39,333)             --
   Selling, general and administrative ...........        (22,594)         (5,951)        (55,588)        (14,357)
   Depreciation and amortization .................         (7,781)           (265)        (18,029)           (408)
                                                        ---------       ---------       ---------       ---------
       Total operating expenses ..................        (47,246)         (6,216)       (112,950)        (14,765)
                                                        ---------       ---------       ---------       ---------
     Operating loss ..............................        (30,315)         (6,216)        (81,708)        (14,765)
Equity in net loss of unconsolidated
  wireless operating companies ...................        (17,095)        (38,722)        (67,229)        (74,130)
Interest income ..................................         10,275             455          11,852           2,280
Interest expense .................................        (31,747)         (2,326)        (52,867)         (4,239)
Foreign currency transaction gains ...............          9,373              --           7,977              --
Minority interest ................................          1,376              --           1,893              --
Gain on issuance of stock by unconsolidated
  wireless operating company .....................         25,734              --          25,734              --
Other income (expense), net ......................            204             132          (2,663)            835
                                                        ---------       ---------       ---------       ---------
     Loss before extraordinary item ..............        (32,195)        (46,677)       (157,011)        (90,019)
Extraordinary loss on early
   extinguishment of debt ........................             --              --          (4,422)             --
                                                        ---------       ---------       ---------       ---------
     Net loss ....................................      $ (32,195)      $ (46,677)      $(161,433)      $ (90,019)
                                                        =========       =========       =========       =========
Other comprehensive income (loss):
   Foreign currency translation gains
     (losses) ....................................          2,227            (202)           (453)           (364)
                                                        ---------       ---------       ---------       ---------

     Comprehensive loss ..........................      $ (29,968)      $ (46,879)      $(161,886)      $ (90,383)
                                                        =========       =========       =========       =========

Basic and diluted net loss per common share:
   Loss before extraordinary item ................      $   (1.26)      $   (2.60)      $   (7.22)      $   (5.06)
   Extraordinary loss ............................          (0.00)             --           (0.20)             --
                                                        ---------       ---------       ---------       ---------
 Net loss ........................................      $   (1.26)      $   (2.60)      $   (7.42)      $   (5.06)
                                                        =========       =========       =========       =========

Shares used to calculate basic and diluted
   net loss per common share .....................         25,603          17,952          21,741          17,794
                                                        =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                          -------------------------
                                                                                   MAY 31,
                                                                            2000            1999
                                                                          ---------       ---------
Operating activities:
Net cash used in operating activities ..............................      $ (46,872)      $ (23,790)
                                                                          ---------       ---------
Investing activities:
  Purchase of property and equipment ...............................        (37,510)         (3,060)
  Investments in and loans to unconsolidated wireless
   operating companies .............................................        (17,009)       (107,609)
  Proceeds from liquidation of discontinued foreign venture ........         11,337              --
  Loan receivable to related party .................................             --         (17,500)
  Repayment of loan receivable from related party ..................             --          17,500
  Purchase of held-to-maturity investments .........................        (37,649)             --
  Restricted cash equivalents and investments ......................       (105,839)             --
  Acquisitions, net of cash acquired ...............................         (1,327)        (26,942)
  Purchase of wireless licenses ....................................        (13,396)           (689)
                                                                          ---------       ---------
Net cash used in investing activities ..............................       (201,393)       (138,300)
                                                                          ---------       ---------
Financing activities:
  Proceeds from issuance of senior discount notes ..................        325,102              --
  Proceeds from issuance of senior notes ...........................        225,000              --
  Proceeds from loans payable to banks .............................         28,000           6,720
  Proceeds from long-term debt .....................................        104,781          99,721
  Repayments of senior notes long-term debt ........................       (233,995)        (17,500)
  Payments of debt financing costs .................................        (16,558)             --
  Net proceeds from issuance of common stock .......................        334,137           1,408
  Issuance of subsidiary common stock ..............................          2,840              --
  Other financing for purchase of property and equipment ...........          1,634              --
  Former parent company's investment ...............................             --          95,268
                                                                          ---------       ---------
Net cash provided by financing activities ..........................        770,941         185,617
                                                                          ---------       ---------
Effect of exchange rate changes on cash and
       cash equivalents ............................................         (5,773)             --
                                                                          ---------       ---------
Net increase in cash and cash equivalents ..........................        516,903          23,527
Cash and cash equivalents at beginning of period ...................         26,215              --
                                                                          ---------       ---------
Cash and cash equivalents at end of period .........................      $ 543,118       $  23,527
                                                                          =========       =========


     See accompanying notes to condensed consolidated financial statements.

                        LEAP WIRELESS INTERNATIONAL, INC.

                                   (UNAUDITED)
                                 (IN THOUSANDS)


Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................      $  21,593       $      --
Supplemental disclosure of non-cash investing and financing
  activities:
  Loans to unconsolidated wireless operating company converted
       to equity investment ........................................      $      --       $  50,196
  Long-term financing for loans to unconsolidated wireless
       operating company ...........................................      $  20,759       $      --
  Long-term financing to purchase assets ...........................      $ 119,945       $      --
  Long-term financing to purchase wireless licenses ................      $   9,601       $      --
  Facility fee due on long-term debt ...............................      $      --       $   5,300
  Repurchase of stock purchase warrant .............................      $      --       $   5,355
Supplemental disclosure of cash used for acquisitions:
  Total purchase value .............................................      $ 152,946       $  43,699
  Warrant issued for subsidiary company common stock ...............        (15,353)             --
  Liabilities assumed at present value .............................       (131,293)        (15,699)
  Cash acquired ....................................................         (4,973)         (1,058)
                                                                          ---------       ---------
  Cash used for acquisitions .......................................      $   1,327       $  26,942
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

   INTERIM FINANCIAL STATEMENTS

   The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the Fiscal Year Ended August 31, 1999 incorporated by reference in the Company's 1999 Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The accounts of Smartcom S.A. ("Smartcom"), the Company's Chilean subsidiary, have been consolidated using a two-month lag. See Note 3.

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

   BASIC AND DILUTED NET LOSS PER COMMON SHARE

   Basic and diluted net loss per common share for the three and nine months ended May 31, 2000 were calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 25,602,950 and 21,740,600, respectively. Basic and diluted net loss per common share for the three and nine months ended May 31, 1999 were calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 17,952,373 and 17,794,358, respectively. At May 31, 2000 stock options for 5,281,561 common shares and the exercise of a warrant issued to Qualcomm for 4,500,000 shares of the Company's common stock have not been considered in calculating basic and diluted net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share are the same.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending August 31, 2001. The Company does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on its financial position or results of operations.

NOTE 2.  RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

   Restricted cash equivalents and investments are debt securities which have been pledged to provide for the payment of the first seven scheduled interest payments on long-term notes payable and to secure the Company's obligations under a letter of credit with a bank. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At May 31, 2000, the Company's restricted cash equivalents, restricted investments and non-restricted investments consisted of U.S. government securities classified as held-to-maturity and carried at amortized cost, which approximates fair value.

NOTE 3.  ACQUISITIONS, PENDING ACQUISITIONS AND DISPOSITION

   CHASE TELECOMMUNICATIONS HOLDINGS

   In March 2000, the Company completed its acquisition of substantially all the assets of Chase Telecommunications Holdings Inc. ("Chase Telecommunications Holdings"). The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of approximately $131.3 million), a warrant to purchase 1% of the common stock of the Company's subsidiary Cricket Communications Holdings, Inc. ("Cricket Communications Holdings") at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black-Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities to be assumed include approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and approximately $109.7 million has been allocated to intangible assets, primarily wireless licenses which are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service. Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of September 1, 1998 (in thousands, except per share data):

                                                                         NINE MONTHS ENDED MAY 31,
                                                                         -------------------------
                                                                                (UNAUDITED)
                                                                         -------------------------
                                                                           2000            1999
                                                                         ---------       ---------
        Operating revenues ........................................      $  37,356       $   1,917
                                                                         =========       =========
        Loss before extraordinary item ............................      $(171,368)      $ (90,033)
                                                                         =========       =========
        Net loss ..................................................      $(175,790)      $ (90,033)
                                                                         =========       =========
        Pro forma basic and diluted net loss per common share .....      $   (8.09)      $   (5.06)
                                                                         =========       =========

        The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

   ACQUISITION OF WIRELESS LICENSES

   In January 2000, the Company purchased three wireless licenses covering markets in North Carolina from AirGate Wireless, L.L.C. ("AirGate") for $25.0 million. The purchase price consisted of the Company assuming $11.1 million of notes due to the Federal Communications Commission ("FCC") related to the licenses and the remainder payable in cash.

   PENDING ACQUISITIONS OF WIRELESS LICENSES

   In May 2000, the Company agreed to renegotiate a September 1999 agreement to purchase a wireless license covering the Dayton, Ohio market from PCS Devco, Inc. ("PCS Devco"). The renegotiated purchase price of $16.2 million consists of $8.1 million of the Company's common stock, approximately $1.1 million in indebtedness to the FCC related to the license which will be assumed by the Company at closing and the remainder payable in cash. Prior to closing, PCS Devco can elect to receive $8.1 million in cash in lieu of the Company's common stock. The Company is required to make PCS Devco's payments on the FCC note during the period prior to closing of the transaction, reducing the remaining cash payment to PCS Devco.

   In January 2000, the Company agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone PCS, L.L.C. ("Radiofone"). The purchase price for the Pittsburgh license is $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of the Company's common stock and $3.4 million in cash less the amount of debt owed by Radiofone to the FCC related to the license which will be assumed by the Company at the closing. As of May 31, 2000, the outstanding principal amount of the FCC debt was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007.

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

   SALE OF SMARTCOM

   In June 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom to Endesa, S.A., a Spanish utility company ("Endesa"), for $156.8 million in cash and notes totaling $143.2 million subject to certain post closing adjustments, plus repayment of intercompany debt owed to the Company by Smartcom totaling $53.3 million and the release of cash collateral posted by Leap securing Smartcom indebtedness to a bank of approximately $28.2 million. The sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities (in addition to the $28.2 million Smartcom bank indebtedness) from the Company's consolidated balance sheet at the date of sale. Following the closing of the sale of Smartcom, the Company's loans payable to banks in Chile of $10.3 million and $7.6 million were repaid by the Company.

NOTE 4. INVESTMENTS AND LOANS TO UNCONSOLIDATED WIRELESS OPERATING COMPANIES

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

    Commencing with the fourth quarter of fiscal 1999, the Company began accounting for Smartcom as a consolidated entity. Prior to the fourth quarter of fiscal 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $5.6 million and $13.1 million during the three months and nine months ended May 31, 1999, respectively.

   Prior to the Company's completion of its acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of zero and $20.2 million during the three and nine months ended May 31, 2000, respectively, and $4.5 million and $16.9 million during the three and nine months ended May 31, 1999, respectively.

    The Company has a 22.4% interest in Pegaso Telecommunicaciones S.A. de C.V. ("Pegaso"), a Mexican corporation that is deploying the first 100% digital wireless communications network in Mexico. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In April 2000, Sprint PCS invested approximately $200.0 million by purchasing shares from Pegaso and shareholders other than Leap. As a result, the Company's ownership interest in Pegaso was diluted from 28.6% to 22.4%. The Company recorded equity losses from Pegaso of $17.1 million and $47.1 million during the three and nine months ended May 31, 2000, respectively, and $6.3 million and $15.2 million during the three and nine months ended May 31, 1999, respectively. In the quarter ended May 31, 2000, the Company recognized a gain of $25.8 million on the issuance of stock by Pegaso as described above.

    Condensed combined financial information for the Leap operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                              MAY 31,        AUGUST 31,
                                                               2000             1999
                                                            -----------      ----------
                                                            (UNAUDITED)
Current assets ........................................      $ 187,989       $ 140,899
Non-current assets ....................................        579,751         576,765
Current liabilities ...................................       (262,500)       (112,539)
Non-current liabilities ...............................       (231,657)       (347,590)
                                                             ---------       ---------
   Total stockholders' capital ........................        273,583         257,535
Other stockholders' share of capital ..................        212,293         146,059
                                                             ---------       ---------
Company's share of capital ............................         61,290         111,476
Lag period loans and advances .........................             --          10,195
Write-down in investments .............................             --         (27,242)
                                                             ---------       ---------
   Investments in and loans receivable from
      unconsolidated wireless operating companies .....      $  61,290       $  94,429
                                                             =========       =========


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            -------------------------       -------------------------
                                                                                     MAY 31,
                                                            ---------------------------------------------------------
                                                               2000            1999            2000            1999
                                                            ---------       ---------       ---------       ---------
                                                                                   (UNAUDITED)
Operating revenues ...................................      $  19,860       $   4,015       $  31,214       $  10,138
                                                            ---------       ---------       ---------       ---------
Operating losses .....................................        (64,562)        (53,859)       (192,435)       (106,012)
Other income (expense), net ..........................        (13,173)         (7,033)        (35,553)        (11,412)
Foreign currency transaction gains (losses) ..........         14,594          (1,406)         15,588          (5,430)
                                                            ---------       ---------       ---------       ---------
   Net loss ..........................................        (63,141)        (62,298)       (212,400)       (122,854)
Other stockholders' share of net loss ................        (46,046)        (21,963)       (143,172)        (44,567)
                                                            ---------       ---------       ---------       ---------
Company's share of net loss ..........................        (17,095)        (40,335)        (69,228)        (78,287)
Amortization of excess cost of investment ............             --            (322)             --            (631)
Elimination of intercompany transactions .............             --           1,935           1,999           4,788
                                                            ---------       ---------       ---------       ---------
   Equity in net loss of unconsolidated wireless
      operating companies ............................      $ (17,095)      $ (38,722)      $ (67,229)      $ (74,130)
                                                            =========       =========       =========       =========

NOTE 5. BALANCE SHEET COMPONENTS

                                               MAY 31,      AUGUST 31,
                                                2000           1999
                                            -----------     ----------
                                            (UNAUDITED)
                                                  (IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:
   Trade accounts receivable ...........      $ 12,968       $  2,197
   Other accounts receivable ...........         1,317          1,112
                                              --------       --------
                                                14,285          3,309
   Allowance for doubtful accounts .....        (1,341)          (583)
                                              --------       --------
                                              $ 12,944       $  2,726
                                              ========       ========

INVENTORIES:
   Handsets ............................      $  3,689       $  4,320
   Accessories .........................           992          1,090
                                              --------       --------
                                              $  4,681       $  5,410
                                              ========       ========

NOTE 6. LOANS PAYABLE TO BANKS

    In February 2000, the Company renewed its loans with banks in Chile, including capitalized and accrued interest. The renewed loans of $10.3 million and $7.6 million bore interest at rates of 8.2% and 7.85% per annum, respectively, and were due to be repaid in September 2000.

    In November 1999, the Company and Smartcom entered into a loan arrangement with a bank. Pursuant to the arrangement, Leap acted as account party to cause the bank to issue letters of credit to secure the loan to Smartcom. At May 31, 2000, Leap had deposited funds with the bank totaling $29.1 million and pledged such funds as cash collateral to secure its obligation under the letters of credit. These funds are recorded as restricted cash equivalents in the condensed consolidated balance sheet. At May 31, 2000, Smartcom's borrowings from the bank totaled $28.2 million, bore interest at the weighted-average rate of 7.01% per annum and were due to be repaid in July 2000.

    In connection with the sale of Smartcom, the Company's loans with banks in Chile were repaid and the Company's cash collateral securing the Smartcom letters of credit was released.

NOTE 7. LONG-TERM DEBT

   Long-term debt is summarized as follows (in thousands):

                                                                               MAY 31,
                                                                                2000
                                                                             -----------
                                                                             (UNAUDITED)
12.5% senior notes, due 2010, effective interest rate of 15.8% .........      $158,964
14.5% senior discount notes, face amount $668.0 million, due 2010,
   effective interest rate of 16.3% ....................................       242,582
Smartcom deferred payment and credit agreements ........................       125,933
Lucent credit agreement ................................................       111,002
U.S. government financing ..............................................        79,970
Note payable to Telex-Chile, net of discount ...........................        17,568
                                                                              --------
                                                                              $736,019
                                                                              ========

   UNITS OFFERING

   In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 ("Senior Note") and one warrant to purchase the Company's common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 ("Senior Discount Note") and one warrant to purchase the Company's common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, and $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. In addition, the Company capitalized certain debt issuance costs of approximately $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering was used for the repayment of borrowings under the Company's credit agreement with Qualcomm Incorporated ("Qualcomm"). The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities, and working capital and general corporate purposes.

   Interest on the Senior Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2000. The Company used $79.5 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders of the Senior Notes, certain U.S. Government securities to provide for the payment of the first seven scheduled interest payments on the Senior Notes. The remaining unpaid portion of such amounts is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet.

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

   LUCENT CREDIT AGREEMENT

   In September 1999, Cricket Communications, Inc., ("Cricket Communications") an indirect subsidiary of the Company, entered into an agreement with Lucent Technologies Inc. ("Lucent") for the purchase of up to $330.0 million of infrastructure products and services, and in June 2000, increased that commitment to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for equipment purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility (the "Lucent Credit Agreement"). The Lucent Credit Agreement originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability based on a ratio of the total amount of equipment purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The Credit Agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers which must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the Lucent Credit Agreement are secured by all of the stock of Cricket Communications and its subsidiaries, all of their respective assets, the assets of Cricket Communications Holdings and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses. Borrowings under the Lucent Credit Agreement accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay Lucent a commitment fee equal to 0.75% to 1.25% per annum based upon the unused commitment under the facility. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At May 31, 2000, the Company had $111.0 million outstanding under the Lucent Credit Agreement, including $3.1 million in accrued and capitalized interest.

   SMARTCOM DEFERRED PAYMENT AND CREDIT AGREEMENTS

    Smartcom entered into a Deferred Payment Agreement, as amended and restated (the "Deferred Payment Agreement"), with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the Deferred Payment Agreement, Qualcomm agreed to defer collection of amounts up to a maximum of $115.7 million including capitalized interest. The obligations under the Deferred Payment Agreement were secured by all of the assets of Smartcom. A Leap subsidiary had agreed to pledge its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement required Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom were restricted from distribution to Leap. The deferred payments bore interest at a rate equal to LIBOR plus 5.0% to 6.5% or a bank base rate plus 4.0% to 5.5%, in each case with the specific rate based on certain financial ratios. Accrued interest could be added to the outstanding principal amount of the applicable borrowing until September 2001. Amounts deferred under the agreement were to have been repaid by September 2006. At May 31, 2000, the Company had $98.4 million outstanding under the Deferred Payment Agreement.

    In February 2000, Smartcom and Qualcomm entered into an agreement (the "Equipment Credit Agreement") related to Smartcom's equipment supply and service agreements with a vendor. The Equipment Credit Agreement permitted up to $38.5 million in borrowings, including capitalized interest. The Equipment Credit Agreement provided for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Equipment Credit Agreement accrued at an interest rate equal to LIBOR plus 5.0% to 7.0% or a bank base rate plus 4.0% to 6.0%, in each case with the specific rate based on certain financial ratios. Principal payments were scheduled to begin in March 2002 with a final maturity of September 2006. At May 31, 2000, Smartcom had $16.3 million outstanding under the Equipment Credit Agreement.

    In February 2000, Smartcom and Qualcomm entered into an agreement (the "Subscriber Deferred Payment Agreement") related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm. Under the terms of the agreement, Qualcomm had agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. The Subscriber Deferred Payment Agreement provided for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Subscriber Deferred Payment Agreement accrued at an interest rate equal to LIBOR plus 3.5% to 5.0% or a bank base rate plus 2.5% to 4.0%, in each case with the specific rate based on certain financial ratios. Principal outstanding was due at maturity in September 2001. At May 31, 2000, Smartcom had $11.2 million outstanding under the Subscriber Deferred Payment Agreement.

    In connection with the sale of Smartcom, the Company was released of its obligations to Qualcomm under the Deferred Payment Agreement, Equipment Credit Agreement and Subscriber Deferred Payment Agreement.

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

    As part of the consideration for the acquisition of Chase, the Company assumed $78.8 million ($70.5 million, net of discount) of U.S. Government financing with the FCC. The terms of the notes include an interest rate of 7% per annum and quarterly principal and interest payments until maturity in January 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless licenses of 9.75% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

   LITIGATION

   In September 1999, the Company declared default under loans to Metrosvyaz, a Russian venture in which the Company had a 35% indirect interest, stopped funding those loans, wrote off its remaining $9.6 million investment in Metrosvyaz, and issued a demand for arbitration against Metrosvyaz and one of its directors with respect to those loans. In response, in March 2000, Metrosvyaz filed suit against the Company and certain of its directors and officers in the U.S. District Court for the Southern District of California. The Metrosvyaz suit alleged claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty.

     In April 2000, the Company resolved its differences with Metrosvyaz. As part of the settlement, Metrosvyaz dismissed its action against the Company and its officers in the federal court in San Diego, Leap dismissed its demand for arbitration, and both companies agreed to general releases. The Company surrendered its interest in a joint venture company that owned an interest in Metrosvyaz, wrote off the balance of its investments in Russia and received a contractual right to certain contingent payments from Qualcomm.

     Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10. SEGMENT DATA

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

   Summary information by segment is as follows (in thousands):


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               -------------------------       -------------------------
                                                                                        MAY 31,
                                                                 2000            1999            2000            1999
                                                               ---------       ---------       ---------       ---------
                                                                                       (UNAUDITED)
UNITED STATES
Revenues ................................................      $   4,823       $   1,093       $  10,111       $   1,917
Operating loss ..........................................        (16,018)         (7,210)        (58,936)        (16,097)
Operating loss before depreciation and amortization .....        (13,564)         (6,235)        (29,263)        (13,322)
Capital expenditures ....................................        (55,036)         (2,042)        (82,719)         (3,828)
Purchase of wireless licenses ...........................             --              --         (23,489)             --
Total assets ............................................        275,510          85,790         275,510          85,790
CHILE
Revenues ................................................         12,883           2,386          27,094           3,670
Operating loss ..........................................        (14,961)         (6,443)        (52,462)        (17,426)
Operating loss before depreciation and amortization .....         (9,808)         (2,295)        (37,430)         (8,217)
Capital expenditures ....................................        (18,285)         (5,448)        (48,471)        (44,845)
Total assets ............................................        240,625         132,360         240,625         132,360
MEXICO
Revenues ................................................         19,035             514          25,101             514
Operating loss ..........................................        (62,776)        (19,999)       (154,309)        (44,817)
Operating loss before depreciation and amortization .....        (53,188)        (18,572)       (137,322)        (43,312)
Capital expenditures ....................................        (21,361)        (19,914)       (123,707)       (151,466)
Purchase of wireless licenses ...........................             --              --              --        (175,864)
Total assets ............................................        622,083         430,397         622,083         430,397

   A reconciliation of the total of the Company's segment revenues, operating losses and operating losses before depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 -------------------------       -------------------------
                                                                                          MAY 31,
                                                                   2000             1999           2000            1999
                                                                 ---------       ---------       ---------       ---------
                                                                                         (UNAUDITED)
Total segment revenues ....................................      $  36,741       $   3,993       $  62,306       $   6,101
Revenues of unconsolidated wireless
     operating companies ..................................        (19,860)         (3,993)        (31,214)         (6,101)
Other revenues ............................................             50                             150
                                                                 ---------       ---------       ---------       ---------
     Consolidated revenues ................................      $  16,931       $     --        $  31,242       $      --
                                                                 =========       =========       =========       =========

Total segment operating losses ............................      $ (93,755)      $ (33,652)      $(265,707)      $ (78,340)
Operating losses of unconsolidated wireless
     operating companies ..................................         64,490          53,932         192,363         106,085
Discontinued foreign ventures .............................                        (23,175)                        (33,073)
Corporate and eliminations ................................         (1,050)         (3,321)         (8,364)         (9,437)
                                                                 ---------       ---------       ---------       ---------
     Consolidated operating loss ..........................      $ (30,315)      $  (6,216)      $ (81,708)      $ (14,765)
                                                                 =========       =========       =========       =========

Total segment operating losses before depreciation
     and amortization .....................................      $ (76,560)      $ (27,102)      $(204,015)      $ (64,851)
Operating losses before depreciation and amortization
     of unconsolidated wireless operating companies .......         54,510          47,382         147,814          92,596
Discontinued foreign ventures .............................                        (23,175)                        (33,073)
Corporate and eliminations ................................           (484)         (3,056)         (7,478)         (9,029)
                                                                 ---------       ---------       ---------       ---------
   Consolidated operating losses before depreciation
        and amortization ..................................      $ (22,534)      $  (5,951)      $ (63,679)      $ (14,357)
                                                                 =========       =========       =========       =========

    Revenues and long-lived assets related to operations in the United States and other foreign countries are as follows (in thousands):


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                          -------      -------      --------------------
                                                             MAY 31,
                                           2000         1999         2000         1999
                                          -------      -------      -------      -------
REVENUES:                                                   (UNAUDITED)
United States ......................      $ 4,048      $    --      $ 4,148      $    --
Other foreign countries ............       12,883           --       27,094           --
                                          -------      -------      -------      -------
   Total consolidated revenues .....      $16,931      $    --      $31,242      $    --
                                          =======      =======      =======      =======

                                                         MAY 31,       AUGUST 31,
                                                          2000            1999
                                                      -----------      ----------
LONG-LIVED ASSETS:                                    (UNAUDITED)
United States ..................................        $252,739        $ 23,599
Other foreign countries ........................         262,209         264,369
                                                        --------        --------
   Total consolidated long-lived assets ........        $514,948        $287,968
                                                        ========        ========

NOTE 11. SUBSEQUENT EVENTS

     CRICKET COMMUNICATIONS HOLDINGS

     In June 2000, the Company acquired the 5.11% of Cricket Communications Holdings that it did not already own through a subsidiary merger. These shares were owned by individuals, including directors and employees of the Company and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and non-assessable share of Company common stock. As a result, an aggregate of 1,048,635 shares of the Company's common stock were issued. The value of the shares issued in excess of the minority interest will be allocated to goodwill. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company's common stock. The Company also assumed an obligation to issue 202,566 shares of its common stock for an aggregate exercise price of $1.0 million upon the conversion and exercise of Chase Telecommunications Holdings' warrant to purchase 643,068 shares of Cricket Communications Holdings.

     PENDING WIRELESS LICENSE ACQUISITION

     In July 2000, the Company agreed to acquire a wireless license covering the Lakeland, Florida market from Lakeland PCS, LLC ("Lakeland") for a purchase price of $6.9 million, consisting of the assumption by the Company of approximately $1.9 million in indebtedness to the FCC related to the license and the remainder payable in cash. The agreement may be terminated by either party if the transaction is not consummated by July 2001. The agreement is subject to FCC approval and other conditions prior to closing. Accordingly, there can be no assurance that the transaction will ultimately be consummated.

                                     * * * *

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

   Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of the Company's future. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with the Company's business. Factors that could cause or contribute to such differences, including factors relating to joint ventures and other entities in which the Company has interests, include, but are not limited to: the ability to successfully deploy wireless networks; the ability to raise sufficient funds to finance such deployment; the ability to control costs relating to constructing, expanding, and operating the networks; the ability to attract new subscribers and the rate of growth of the subscriber base; the usage and revenue generated from subscribers; the level of airtime and equipment prices; the rate of churn of subscribers; the range of services offered; the ability to effectively manage growth and the intense competition in the wireless communications industry, as well as conditions governing the use of network licenses set by various government and regulatory authorities; and developments in current or future litigation. The forward looking statements should be considered in the context of these and other risk factors detailed in Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2000, under the heading "Risk Factors." Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Amendment No. 1 to the Company's Registration Statement on Form S-4.

   As used in this report, the terms "we," "our" or "us" refer to Leap Wireless International, Inc. and its subsidiaries unless the context suggests otherwise.

OVERVIEW

   Leap is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing a unique business strategy to extend the benefits of mobility to the mass market by offering wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 36 million potential customers.

   Internationally, we are involved in developing and operating a nationwide digital wireless system in Mexico. While our current emphasis is on our U.S.-based operations, we plan to focus our international efforts in markets primarily in the Americas where we believe the combination of unfulfilled demand and our attractive wireless service offerings will fuel rapid growth. In Mexico, we were a founding shareholder and have invested $100 million in Pegaso, a joint venture with Grupo Pegaso and Grupo Televisa, the largest media company in the Spanish-speaking world. We currently own 22.4% of Pegaso, which is deploying the first 100% digital wireless communications network in Mexico. Pegaso holds wireless licenses generally in the 1900 MHz band to provide nationwide service covering all of Mexico, with approximately 99 million potential customers.

   In 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Under the terms of the agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee (who held one share of the Series A preferred stock of Smartcom in order to comply with Chilean law which requires two shareholders for each Chilean sociedad anonima), in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes and the release of cash collateral posted by us to secure Smartcom indebtedness to a bank of approximately $28.2 million. The sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities (in addition to the $28.2 million Smartcom bank indebtedness) from our consolidated balance sheet at the date of sale.

   Smartcom holds a nationwide wireless license in the 1900 MHz band and operated a nationwide digital wireless system in Chile. In April 1999, we acquired the remaining 50% of Smartcom that we did not already own.

Subsequently, we recruited a new management team, upgraded the network capabilities and, in November 1999, re-launched service under a new brand name, SMARTCOM PCS. Smartcom's network is the only CDMA-based network in Chile.

   In June 2000, we acquired the 5.11% of Cricket Communications Holdings that we did not already own through a subsidiary merger. These shares were owned by individuals, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of our common stock. As a result, an aggregate of 1,048,635 shares of our common stock were issued. The value of the shares issued in excess of the minority interest will be allocated to goodwill. In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of our common stock. We also assumed an obligation to issue 202,566 shares of our common stock for an aggregate exercise price of $1.0 million upon the conversion and exercise of Chase Telecommunications Holdings' warrant to purchase 643,068 shares of Cricket Communications Holdings.

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

   The term "operating company" refers to Cricket Communications, Chase Telecommunications and Pegaso.

RECENT OR PENDING ACQUISITIONS

   Chase Telecommunications. In March 2000, we completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of approximately $131.3 million), a warrant to purchase 1% of the common stock of our subsidiary Cricket Communications Holdings at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black-Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities assumed included approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and approximately $109.7 million has been allocated to intangible assets, primarily wireless licenses which are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service.

   Other Wireless Licenses. In September 1999, we agreed to acquire a wireless license covering the Dayton, Ohio market from PCS Devco for a purchase price of approximately $2.4 million in cash and the assumption of principal amounts of approximately $1.1 million in debt obligations to the FCC. Amounts owed to the FCC bear interest at the rate of 6.25% per annum and must be repaid in quarterly installments of principal and interest through July 2007. In addition, Leap has agreed to transfer to PCS Devco a wireless license that covers 135,000 potential customers. Until closing, Leap is required to make PCS Devco's payments under its FCC debt, with any payments made by Leap reducing the cash payment to PCS Devco. In February 2000, the FCC consented to the transfer of PCS Devco's license to us, although the decision has not yet become a final order and as a result of a challenge by a third party, is currently subject to further administrative review. Because the decision did not become a final order prior to March 2000, the agreement was subject to termination by either party at its discretion. In May 2000, the parties amended the agreement to, among other things, revise the consideration payable and modify the conditions to closing. Under the revised agreement, PCS Devco will be merged into a subsidiary of Leap in exchange for (1) $8.1 million in cash, less $1.1 million principal amount ($0.9 million net of discount) of the 6.25% per annum note due in June 2007 to the FCC related to the license and (2) $8.1 million of Leap common stock, with the number of shares of common stock issuable based on the average of market closing prices before the date the transaction closes. Prior to the closing, in lieu of the merger described above, PCS Devco may elect to assign the license directly to Leap in exchange for $16.2 million in cash, less the principal amount of FCC debt owed on the license. Under the revised agreement, Leap will retain the wireless license that it was to transfer to PCS Devco under the original agreement. The transaction is subject to customary closing conditions, although a final order regarding the FCC's consent is not a condition under the amended agreement. We expect that the transaction will close in July after satisfaction of the closing conditions specified in the revised agreement. In the event that the transaction has not closed within 90 days after the later of July 31, 2000 or the date when all closing conditions have been satisfied or waived, it may be terminated by either party.

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

   Also in January 2000, we agreed to acquire two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone. The purchase price for the Pittsburgh license is approximately $18.4 million in cash and the purchase price for the Denver license is 232,754 shares of our common stock and approximately $3.4 million in cash, less the amount of debt owed by Radiofone to the FCC associated with the Denver license which will be assumed by Leap at the closing. As of May 31, 2000, the outstanding principal amount owed to the FCC associated with the Denver license was approximately $1.5 million. The amounts owed to the FCC must be repaid in quarterly installments of principal and interest through April 2007. As a condition to closing the purchase of the Denver license, we must file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock to be issued to the seller, subject to certain "lock-up" restrictions on resale. The transaction is subject to FCC approval and other conditions. Either party may terminate the Radiofone agreement in October 2000 if the transactions are not consummated by that date.

   In February 2000, we agreed to acquire all of the outstanding stock of three subsidiaries of Zuma, which own wireless licenses covering markets in Albany, Columbus and Macon, Georgia for an aggregate purchase price of 170,374 shares of our common stock. The merger agreement provides that these corporations will have no indebtedness or other liabilities at the closing. The merger agreement also provides that we must file and have declared effective a resale shelf registration statement with the SEC covering the shares of our common stock issued to the seller as soon as reasonably practicable after the closing of the transaction, subject to certain "lock-up" restrictions on resale. The transaction is subject to FCC approval and other conditions. Either party may terminate the merger agreement in February 2001 if the transaction is not consummated by that date.

   In March 2000, we agreed to acquire three wireless licenses covering the Phoenix, Arizona, Reno, Nevada and Roswell, New Mexico markets from Beta Communications, L.L.C. The purchase price for the licenses is $33.3 million in cash. The transaction is subject to FCC approval and other conditions. Our agreement with Beta Communications may be terminated by either party in September 2000 if the transaction is not consummated by that date, subject to certain rights to extend the agreement to December 2000.

   In April 2000, we agreed to acquire a wireless license covering the Omaha, Nebraska market from CM PCS, Inc. The purchase price for the license is $14.2 million in cash plus the assumption of approximately $0.6 million in indebtedness to the FCC related to the license. Also in April 2000, we agreed to acquire a wireless license covering the Lincoln, Nebraska market from Center Point PCS. The purchase price for the wireless license is $4.3 million in cash. These agreements may be terminated by either party if the transaction is not consummated by April 2001.

   In July 2000, we agreed to acquire a wireless license covering the Lakeland, Florida market from Lakeland PCS, LLC for an aggregate purchase price of $6.9 million, consisting of the assumption by Leap of approximately $1.9 million in indebtedness to the FCC related to the license and the remainder payable in cash. The agreement may be terminated by either party if the transaction is not consummated by July 2001.

   These transactions are subject to FCC approval and other conditions prior to closing. Accordingly, the transactions ultimately may not be consummated.

   In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the highest bidder in the FCC's 1999 spectrum re-auction, and the transfer of three F-Block licenses from AirGate to one of our subsidiaries which cover portions of North Carolina, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In January 2000, the FCC released an order consenting to the transfer of control of wireless licenses from ChaseTel Licensee Corp. to us and to the mutual assignments of wireless licenses from us to PCS Devco and vice versa.

   Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, has requested that the FCC review the July 1999 order. In March 2000, the same party filed an application for review of the FCC's January 2000 order, and has opposed all of our pending assignment or transfer applications at the FCC. In addition, Nextel Communications, Inc. has challenged one of our pending FCC applications, alleging that we may no longer be compliant with C- and F- Block "total asset" eligibility requirements. Further judicial review of the FCC's order granting us licenses is possible.

   We may not prevail in connection with any such appeals or proceedings and we may not remain qualified to hold C-Block or F-Block licenses. If the FCC determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that all of our licenses should be divested, cancelled or re-auctioned.

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

   In April 1999, we increased our ownership interest in Smartcom from 50% to 100%. As a result of the reporting lag we have adopted for our foreign operating companies, we began fully consolidating Smartcom's results of operations in June 1999, the beginning of the fourth quarter of fiscal 1999. Before that, we accounted for our investment in Smartcom under the equity method of accounting. In June, 2000, we sold all of the outstanding shares of Smartcom to Endesa. We account for our interest in Pegaso under the equity method of accounting. As of May 31, 2000, we owned 22.4% of Pegaso.

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

   - our acquisition of wireless licenses from AirGate and agreements to acquire the wireless licenses of PCS Devco, Radiofone, Zuma, Beta Communications, CM PCS, Center Point PCS and Lakeland PCS;

   - the consolidation of Smartcom with Leap after our purchase of the remaining 50% interest in Smartcom that we did not already own and the subsequent sale of Smartcom to Endesa in June, 2000;

   - the purchase and consolidation of Chase Telecommunications with Leap in March 2000; and

   - the decrease in our percentage interest in Pegaso from 28.6% to 22.4% which resulted from Sprint PCS's investment of $200 million in the Mexican wireless carrier in April 2000.

THREE AND NINE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE AND NINE MONTHS ENDED MAY 31, 1999

   We incurred a net loss of $32.2 million and $161.4 million, respectively, during the three and nine month periods ended May 31, 2000 compared to a net loss of $46.7 million and $90.0 million, respectively, in the corresponding periods of the prior fiscal year. The increase in net loss (excluding a gain on issuance of stock by Pegaso of $25.7 million in the current quarter) relates primarily to increased operating expenses associated with the launch of network service in new markets and interest expense on senior notes and senior discount notes issued in February 2000 and the launch of network service in new markets. Pegaso launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999 and in Mexico City in December 1999. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. In addition, in November 1999 we re-launched service in Chile under a new brand name and corporate identity. As a result, total subscribers on our networks reached approximately 423,000 subscribers at May 31, 2000 (46,000 in the U.S., 127,000 in Chile and 250,000 in Mexico), compared to a total subscriber base of approximately 42,400 subscribers at May 31, 1999.

   As a direct result of the consolidation of Smartcom, we recorded $12.9 million and $27.1 million of operating revenues, $13.6 million and $36.1 million of cost of operating revenues, $9.0 million and $28.4 million of additional selling, general and administrative expenses, $5.1 million and $15.0 million of additional depreciation and amortization, $8.2 million and $13.6 million of additional net interest expense, and $9.4 million and $8.0 million of foreign currency transaction gains during the three and nine month periods ended May 31, 2000, respectively. Smartcom's net loss of $10.4 million and $57.4 million recognized during the three and nine month periods ended May 31, 2000, respectively, before intercompany eliminations, compares to $5.6 million and $13.1 million that we recognized under the equity method for our 50% interest in the corresponding periods of the prior fiscal year.

   As a direct result of the consolidation of Chase Telecommunications in March 2000, we recorded $4.0 million of operating revenues, $3.2 million of cost of operating revenues, $3.5 million of additional selling, general and administrative expenses, $2.0 million of additional depreciation and amortization and $1.4 million of additional net interest expense during the three and nine months ended May 31, 2000.

   During the first nine months of fiscal 1999, we did not report any operating revenues because all of our operating companies were accounted for under the equity method of accounting. Our operating companies generated revenues of approximately $6.1 million in the first nine months of fiscal 1999.

   We incurred $22.6 million and $55.6 million of selling, general and administrative expenses during the three and nine month periods ended May 31, 2000, respectively, compared to $6.0 million and $14.4 million in the corresponding periods of the prior fiscal year. The increase includes $9.0 million and $28.4 million, respectively, from the consolidation of Smartcom. Excluding Smartcom, selling, general and administrative expenses increased by $7.6 million and $12.9 million, respectively, over the corresponding three and nine month periods of the prior fiscal year due to increased staffing and business development activities related to our domestic subsidiary Cricket Communications.

   We incurred operating losses of $30.3 million and $81.7 million during the three and nine month periods ended May 31, 2000, respectively, compared to operating losses of $6.2 million and $14.8 million in the corresponding periods of the prior fiscal year. The $24.1 million and $66.9 million respective increases primarily reflect the consolidation of Smartcom and Chase Telecommunications. We expect continued substantial growth in subscribers, operating revenues and operating expenses as a result of our consolidation of Chase Telecommunications and the planned development and launch of Cricket service in multiple U.S. markets. We also expect substantial growth in Pegaso's subscribers, operating revenues and operating expenses; however, because Pegaso is accounted for under the equity method, its operating revenues and expenses are partially consolidated.

   Equity in net loss of unconsolidated wireless operating companies was $17.1 million and $67.2 million during the three and nine month periods ended May 31, 2000, respectively, compared to $38.7 million and $74.1 million in the corresponding periods of the prior fiscal year. During the first nine months of the current fiscal year, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications prior to our consolidation of Chase Telecommunications. During the corresponding period of fiscal 1999, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation.

   Interest expense was $31.7 million and $52.9 million during the three and nine month periods ended May 31, 2000, respectively, compared to $2.3 million and $4.2 million in the corresponding periods of the prior fiscal year. Interest expense related primarily to senior notes and senior discount notes issued in February 2000, borrowings under our credit agreement with Qualcomm prior to repayment of the facility in February 2000 and Cricket Communications' and Smartcom's financing of their wireless communications networks. We expect interest expense to increase substantially in the future due to senior notes and senior discount notes borrowings and expected borrowings used to fund the construction of wireless networks in various markets across the United States.

   Foreign currency transaction gains of $9.4 million and $8.0 million during the three and nine month period ended May 31, 2000, respectively, reflected unrealized foreign exchange gains recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

   Included in the nine month period ended May 31, 2000, in connection with the repayment of the Qualcomm Credit Agreement in February 2000, we wrote-off and reported as an extraordinary loss $4.4 million in related unamortized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

   Over the next twelve months, we have budgeted a total of approximately $1,051.2 million for the following capital requirements:

   - approximately $955.0 million for capital expenditures for the build-out of our first 25 Cricket networks in our initial phase of development and to fund operating losses;

   - approximately $79.2 million in connection with our pending acquisitions of wireless licenses from Radiofone, Beta, CM PCS and Center Point PCS; and

   - approximately $17.0 million for general corporate overhead and other expenses.

   Our actual expenditures may vary significantly depending upon whether we purchase additional wireless licenses, the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks. Additionally, we may continue to seek additional financing commitments from our infrastructure equipment vendors. If we fail to obtain such commitments, we may reduce our budgeted capital expenditures.

   As of May 31, 2000, we had a total of approximately $1,117.0 million in unused capital resources for our future cash needs as follows:

   - approximately $583.9 million in consolidated cash, cash equivalents and investments on hand, excluding Smartcom; and

   - approximately $533.1 million in commitments under vendor financing arrangements with Lucent Technologies, with availability based upon a ratio of the total amounts of equipment purchased.

    In addition, in June 2000, we received approximately $220.4 million in cash as a result of the sale of Smartcom, net of repayment of loans payable to banks in Chile totaling $19.5 million. Furthermore, in June 2000, we entered into a third amendment to the Lucent Credit Agreement that increased the total borrowings available under the agreement from up to $641.0 million to up to $1,350.0 million, with borrowing availability based on a ratio of the total amounts of equipment purchased, subject to various covenants and conditions typical for a loan of this type. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million.

   Accordingly, we believe that if we do not make any additional license acquisitions or any investments in new ventures, we have adequate capital resources to fund our operations for the next twelve months.

   We expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to build-out our networks and add to our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements, and we may need to refinance our indebtedness. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

   Although we are unable to predict the amount of expenditures that we will make beyond the next 12 months, we may need to raise additional capital to fund and expand our business operations. We also may need to raise additional capital if we decide to acquire additional licenses or businesses. We are exploring other debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

   We expect that we will require $1,450.0 million over the next several years to substantially complete the build-out of our planned wireless networks in the U.S., not including the acquisition of additional licenses and the build-out of markets related to additional licenses. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up telecommunications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We intend to finance the construction and operation of Cricket networks primarily through the proceeds of existing equipment financing agreements, cash on hand and additional financings.

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

    In February 2000, we completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions, the Company received $82.72 per share, or $330.9 million in the aggregate. The Company incurred approximately $0.9 million of expenses related to the equity offering, and these costs have been recorded as reductions to additional paid-in capital. A portion of the net proceeds from the equity offering was used for the repayment of the Qualcomm Credit Agreement. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS

   Units Offering. In February 2000, we completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (Senior
Note) and one warrant to purchase our common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (Senior Discount Note) and one warrant to purchase our common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, and $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option-pricing model. In addition, we capitalized certain debt issuance costs of approximately $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering were used for the repayment of borrowings under the Qualcomm Credit Agreement. The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

   Interest on the Senior Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2000. We used $79.5 million of the proceeds from the Senior Notes to purchase and pledge, for the benefit of the holders of the Senior Notes, certain U.S. Government securities to provide for the payment of the first seven scheduled interest payments on the Senior Notes. The remaining unpaid portion of such amounts is classified as restricted cash equivalents and investments in the accompanying condensed consolidated balance sheet.

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

   Lucent Equipment Financing. Cricket Communications originally agreed to purchase $330.0 million of infrastructure products and services from Lucent Technologies, and in June 2000, increased that commitment to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for equipment purchased. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings by Cricket Communications, which was increased to up to $1,350.0 million in June 2000, with borrowing availability based on a ratio of the total amount of equipment purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The Credit Agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers which must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum of the commitments under the credit facility until the aggregate principal amount of borrowings equals $175 million, at which time the rate decreases to 1.0% until the aggregate principal amount equals $350 million, at which time the rate further decreases to 0.75%. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent Credit Agreement are secured by all of the stock of Cricket Communications and its subsidiaries, all of their respective assets, the assets of Cricket Communications Holdings and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses. At May 31, 2000, Cricket Communications had $111.0 million outstanding under the Lucent Credit Agreement, including $3.1 million in accrued and capitalized interest.

   Ericsson Equipment Financing. Cricket Communications also has agreed to purchase $330.0 million of next-generation infrastructure products that are currently in development and related services from Ericsson. Purchases from Ericsson will be on substantially similar terms to the Lucent agreement, including a credit facility providing for borrowings up to $495.0 million with borrowing availability based on the total amount of equipment purchased from Ericsson. The commitment of funds by Ericsson is subject to the development of the next generation equipment, the negotiation of definitive documentation and the approval of Ericsson's board of directors.

   Obligations to the FCC. We have assumed $11.1 million and $78.8 million in debt obligations to the FCC as part of the purchase price for the wireless licenses from AirGate and Chase Telecommunications in January and March 2000, respectively. We also will assume additional debt obligations to the FCC in the aggregate principal amount of approximately $4.8 million as part of the purchase price for the pending acquisitions of wireless licenses from PCS Devco, Radiofone, CM PCS and Lakeland PCS.

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

   In July 1999, several existing investors contributed $50.0 million to Pegaso as previously planned. In April 2000 Sprint PCS invested $200.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. Pegaso expects to fund a large portion of its development and operating activities in fiscal 2000 with cash from operations, proceeds of the $50 million investment from several existing investors and the investment from Sprint PCS, and borrowings under the $100 million loan agreement. Several other existing investors are committed to contribute $50.0 million in additional equity capital to Pegaso by August 2000. In addition, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

OPERATING ACTIVITIES

   We used $46.9 million in cash for operating activities during the nine month period ended May 31, 2000 compared to $23.8 million in the corresponding period of the prior fiscal year. The increase is primarily attributable to increased marketing and other customer acquisition costs associated with launching new markets, as well as the effect of the full consolidation of Smartcom and Chase Telecommunications. We expect that cash used in operating activities will increase substantially in the future as a result of our launch and other activities related to our U.S. networks.

INVESTING ACTIVITIES

   Cash used in investing activities was $201.4 million during the nine month period ended May 31, 2000 compared to $138.3 million in the corresponding period of the prior fiscal year. Investments during the nine month period ended May 31, 2000 consisted of $105.8 million net restricted cash equivalents and investments, which have been pledged to provide for the payment of the semi-annual scheduled interest payments on the senior notes payable through April 2003 and to secure our obligations under a letter of credit with a bank, the purchase of held-to-maturity investments of $37.6 million, loans to Chase Telecommunications of $17.0 million, the acquisition of Chase Telecommunications of $1.3 million net of cash acquired, the purchase of wireless licenses totaling $13.4 million and capital expenditures of $37.5 million, primarily by Cricket Communications and Smartcom, offset by $11.3 million of proceeds received from the liquidation of Russian companies. Investments in the corresponding period of the prior fiscal year consisted primarily of a $60.7 million capital contribution to Pegaso, loans and advances of $46.9 million to our operating companies, a $17.5 million loan, net of repayments of $7.5 million, provided to a related party and the acquisition of the remaining 50% interest in Smartcom of $26.9 million net of cash acquired. In the remainder of fiscal 2000, we expect to make significant investments in capital assets, including network equipment and wireless communications licenses.

FINANCING ACTIVITIES

   Cash provided by financing activities during the nine month period ended May 31, 2000, primarily from proceeds of our public equity offering, units offering, borrowings under credit agreements with Qualcomm and Lucent and from banks, was $770.9 million. Cash provided by financing activities in the corresponding period of the prior fiscal year was $185.6 million, primarily from $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm's stockholders in September 1998, and $88.9 million of net borrowings under the credit agreement and from banks.

CURRENCY FLUCTUATION RISKS

   We report our financial statements in U.S. dollars. Our international operating companies report their results in local currencies. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the applicable local currency will affect our results of operations as well as the value of our ownership interests in our operating companies.

   Generally, our international operating companies generate revenues that are received in their local currency. However, many of these operating companies' major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the national currency of an operating company could result in a significant increase in the operating company's expenses and could have a material adverse effect on the operating company and on us. In some emerging markets, including Mexico, significant devaluations of the local currency have occurred and may occur again in the future.

   We do not currently hedge against foreign currency exchange rate or interest rate risks.

INFLATION

   Inflation has had and may continue to have negative effects on the economies and securities markets of emerging market countries and could have negative effects on our operating companies and any new start-up project in those countries, including their ability to obtain financing. Mexico, for example, has periodically experienced relatively high rates of inflation. Our operating companies, where permitted and subject to competitive pressures, intend to increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the wireless license, the operating companies may not successfully mitigate the impact of inflation on their operations.

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

   As of July 14, 2000, our systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. All of our financial and operational systems were available over the millennium changeover and the integrity of the historical information contained within those systems has not been affected. Further, we are not aware that any of our primary vendors or systems maintained by third parties (such as landline, long-distance and power systems) have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date indicated above, Year 2000 issues may not become apparent immediately and therefore, we may be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarized certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending August 31, 2001. Leap does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Leap does not expect that the adoption of FIN 44 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 6 to the Condensed Consolidated Financial Statements, which are included elsewhere herein. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of May 31, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $111.0 million, excluding principal amounts owed by Smartcom, which we sold in June 2000. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $1.2 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

FOREIGN EXCHANGE MARKET RISK

   The long-term debt obligations of our wholly owned Chilean subsidiary, Smartcom, which are denominated in U.S. dollars, are subject to the effects of currency fluctuations and may affect reported earnings and losses. A significant change in the value of U.S. dollars against the Chilean peso could result in a significant increase in our consolidated expenses. As of May 31, 2000, Smartcom's long-term debt obligations that were denominated in U.S. dollars amounted to approximately $143.5 million. Our results of operations would be negatively impacted by approximately $12.0 million for the next twelve months if U.S. dollars were to appreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on our results of operations for the next twelve months (excluding the sale of Smartcom). On June 2, 2000, we completed the sale of all of the outstanding shares of Smartcom to Endesa.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   In September 1999, the Company declared default under loans to Metrosvyaz, stopped funding those loans, wrote off its remaining $9.6 million investment in Metrosvyaz, and issued a demand for arbitration against Metrosvyaz and one of its directors with respect to those loans. In response, in March 2000, Metrosvyaz filed suit against the Company and certain of its directors and officers in the U.S. District Court for the Southern District of California. The Metrosvyaz suit alleged claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty.

     In April 2000, the Company resolved its differences with Metrosvyaz. As part of the settlement, Metrosvyaz dismissed its action against the Company and its officers in the federal court in San Diego, Leap dismissed its demand for arbitration, and both companies agreed to general releases. The Company surrendered its interest in a joint venture company that owned an interest in Metrosvyaz, wrote off the balance of its investments in Russia and received a contractual right to certain contingent payments from Qualcomm.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The following pro forma information can be found at pages PF-1 to PF-7, attached to this report:

Pro Forma Financial Information

   Unaudited Pro Forma Consolidated Balance Sheet at May 31, 2000
   Unaudited Pro Forma Consolidated Statement of Operations for the nine months ended May 31, 2000
   Unaudited Pro Forma Consolidated Statement of Operations for the year ended August 31, 1999
   Unaudited Notes to the Pro Forma Financial Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

        2.1(1)      Share Purchase Agreement, dated as of June 2, 2000 among
                    Endesa S.A., Leap Wireless International, Inc. and
                    Inversiones Leap Wireless Chile, S.A.

        4.6(2)      Rights Agreement, dated as of September 14, 1998, between
                    Leap Wireless International, Inc. and Harris Trust Company of California.

        4.6.1*      First Amendment to Rights Agreement, dated as of February 8,
                    2000, between Leap Wireless International, Inc. and Harris
                    Trust Company of California.

        4.6.2*      Second Amendment to Rights Agreement, dated as of March 30,
                    2000, between Leap Wireless International, Inc. and Harris
                    Trust Company of California.

        10.29.1*    First Amendment to the Leap Wireless International, Inc.
                    Executive Officer Deferred Stock Plan.

        27.1*       Financial Data Schedule.

        ----------------

        *    Filed herewith.

        (1) Filed as an exhibit to Leap's Current Report on Form 8-K (File 333-93073) dated June 2, 2000, and incorporated herein by reference.

        (2) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 18, 1998, and incorporated herein by reference.

(b) Reports on Form 8-K.

A Current Report on Form 8-K was filed on April 3, 2000 announcing the completion of Leap's acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. and a recent amendment to the Company's stockholder rights plan. An amended report was filed on May 25, 2000 to include financial statements to the registrant's Current Report on Form 8-K, filed April 3, 2000. The financial statements reflect Leap's, and an indirect subsidiary of Leap's, March 17, 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc.

A Current Report on Form 8-K was filed on June 19, 2000 to report the sale by Leap and its designated nominee on June 2, 2000 of all of the issued and outstanding capital stock of Smartcom S.A. to Endesa, S.A., a Spanish utility company. An amended report was filed on June 28, 2000 to update the pro forma financial information contained in Leap's Current Report on Form 8-K, dated June 2, 2000 and filed with the Securities and Exchange Commission on June 19, 2000, to reflect a pro forma gain on sale of the capital stock of Smartcom, S.A. of $303.8 million (previously $349.0 million), pro forma long-term debt of $416.3 million (previously $361.1 million) and pro forma other long-term liabilities of $33.9 million (previously $44.0 million).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LEAP WIRELESS INTERNATIONAL, INC.


Date:  July 17, 2000                    By:    /s/ HARVEY P. WHITE
                                           -------------------------------------
                                           Harvey P. White
                                           Chairman and Chief Executive Officer



Date:  July 17, 2000                    By:     /s/ STEPHEN P. DHANENS
                                           -------------------------------------
                                           Stephen P. Dhanens
                                           Vice President, Corporate Controller
                                           (Chief Accounting Officer)

                        LEAP WIRELESS INTERNATIONAL, INC.

                         PRO FORMA FINANCIAL INFORMATION

    The Pro Forma Financial Information is based on the historical consolidated financial statements of Leap Wireless International, Inc. and its subsidiaries ("Leap" or the "Company") at May 31, 2000, for the nine months ended May 31, 2000 and for the year ended August 31, 1999, adjusted to give effect to: a) the acquisition in March 2000 of substantially all the assets of Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") by the Company and its indirect subsidiary Cricket Communications, Inc.; b) the Company's sale on June 2, 2000 of all of the issued and outstanding shares in Smartcom, S.A. ("Smartcom"); c) the Company's wireless license acquisition from AirGate Wireless, L.L.C. ("AirGate") in January 2000; and d) the Company's pending wireless license acquisitions from PCS Devco, Inc. ("PCS Devco"), Radiofone PCS, L.L.C. ("Radiofone"), Zuma PCS, LLC ("Zuma"), Beta Communications, L.L.C. ("Beta"), CM PCS LLC ("CM PCS"), Center Point PCS ("Center Point") and Lakeland PCS, LLC ("Lakeland") as if they had already occurred. The Unaudited Pro Forma Consolidated Balance Sheet at May 31, 2000 gives effect to the sale of all of the issued and outstanding shares in Smartcom and the pending acquisitions of wireless licenses from PCS Devco, Radiofone, Zuma, Beta, CM PCS, Center Point and Lakeland as if they had occurred as of May 31, 2000. The Unaudited Pro Forma Consolidated Statements of Operations for the nine months ended May 31, 2000 and the year ended August 31, 1999 give effect to the acquisition of substantially all the assets of Chase Telecommunications Holdings, the sale of all of the issued and outstanding shares in Smartcom and the acquisition and pending acquisitions of wireless licenses from AirGate, PCS Devco, Radiofone, Zuma, Beta, CM PCS, Center Point and Lakeland as if they had occurred as of September 1, 1998; however, such statements do not include pro forma gain on sale of Smartcom of approximately $319.3 million and related pro forma income tax expense of approximately $32.3 million. The acquisitions and sale and related adjustments are described in the accompanying notes. The Pro Forma Financial Information is based upon available information and certain assumptions that management believes are reasonable. In our opinion, all adjustments have been made that are necessary to present fairly the pro forma data. The final recorded amounts could differ although such differences are not expected to be material.

    The Pro Forma Financial Information is provided for illustrative purposes only and does not purport to represent what the Company's results of operations or financial condition actually would have been had these acquisitions in fact occurred on such dates or to project the Company's results of operations or financial condition for any future period or date. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the historical financial statements of the Company and Chase Telecommunications Holdings.

                        LEAP WIRELESS INTERNATIONAL, INC.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                            MAY 31, 2000
                                             -------------------------------------------------------------------------------
                                             HISTORICAL                PRO FORMA ADJUSTMENTS
                                             -----------       ---------------------------------------
                                                                                            WIRELESS               LEAP
                                                                                            LICENSE             CONSOLIDATED
                                                LEAP            SMARTCOM                  ACQUISITIONS           PRO FORMA
                                             -----------       -----------                ------------          ------------
ASSETS
Cash and cash equivalents .............      $   543,118       $   215,385(5)(6)(7)       $   (84,223)(14)      $   674,280
Restricted cash equivalents and
 short-term investments ...............           55,555           (29,076)(7)                     --                26,479
Short-term investments ................           46,340                --                         --                46,340
Accounts receivable, net ..............           12,944            (8,986)(5)                     --                 3,958
Inventories ...........................            4,681            (3,848)(5)                     --                   833
Recoverable taxes .....................           11,233           (11,233)(5)                     --                    --
Notes receivable ......................               --           143,173(8)                      --               143,173
Other current assets ..................           10,664            (9,813)(5)                     --                   851
                                             -----------       -----------                -----------           -----------
   Total current assets ...............          684,535           295,602                    (84,223)              895,914
                                             -----------       -----------                -----------           -----------
Property and equipment, net ...........          237,300          (146,269)(5)                     --                91,031
Investments in and loans
 receivable from unconsolidated
 wireless operating
 companies ............................           61,290                --                         --                61,290
Intangible assets, net ................          207,042           (54,365)(5)                114,520(14)           267,197
Restricted investments ................           50,284                --                         --                50,284
Deposits and other assets .............           25,855              (566)(5)                   (100)(14)           25,189
                                             -----------       -----------                -----------           -----------
   Total assets .......................      $ 1,266,306       $    94,402                $    30,197           $ 1,390,905
                                             ===========       ===========                ===========           ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued
 liabilities ..........................      $    43,255       $   (24,990)(5)            $        --           $    18,265
Loans payable to banks ................           46,513           (46,513)(5)(6)                  --                    --
Other current liabilities .............            4,401            32,290(9)                      --                36,691
                                             -----------       -----------                -----------           -----------
   Total current liabilities ..........           94,169           (39,213)                        --                54,956
                                             -----------       -----------                -----------           -----------
Long-term debt ........................          736,019          (143,501)(5)                  4,359(14)           596,877
Other long-term liabilities ...........           12,118            (9,903)(5)                     --                 2,215
                                             -----------       -----------                -----------           -----------
   Total liabilities ..................          842,306          (192,617)                     4,359               654,048
                                             -----------       -----------                -----------           -----------
Minority interest in consolidated
   subsidiary .........................           16,802                --                         --                16,802
                                             -----------       -----------                -----------           -----------

Stockholders' equity (deficit):
 Preferred stock ......................               --                --                         --                    --
 Common stock .........................                3                --                         --                     3
 Additional paid-in capital ...........          789,372                --                     25,838(14)           815,210
 Accumulated deficit ..................         (378,329)          287,019(10)                     --               (91,310)
 Accumulated other
   comprehensive loss .................           (3,848)               --                         --                (3,848)
                                             -----------       -----------                -----------           -----------
   Total stockholders' equity
     (deficit) ........................          407,198           287,019                     25,838               720,055
                                             -----------       -----------                -----------           -----------
   Total liabilities and
     stockholders' equity
     (deficit) ........................      $ 1,266,306       $    94,402                $    30,197           $ 1,390,905
                                             ===========       ===========                ===========           ===========


See Notes to the Pro Forma Financial Information.

                        LEAP WIRELESS INTERNATIONAL, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  NINE MONTHS ENDED MAY 31, 2000
                                        -------------------------------------------------------------------------------------------
                                               HISTORICAL                       PRO FORMA ADJUSTMENTS
                                        -------------------------  ------------------------------------------------
                                                      CHASE           CHASE
                                                       TELE-           TELE-                             WIRELESS           LEAP
                                                   COMMUNICATIONS  COMMUNICATIONS                         LICENSE       CONSOLIDATED
                                          LEAP        HOLDINGS        HOLDINGS       SMARTCOM          ACQUISITIONS       PRO FORMA
                                        ---------  --------------  --------------    ---------         ------------     -----------
Operating revenues ..................   $  31,242    $   6,114       $      --       $ (27,094)(11)      $      --        $  10,262
                                        ---------    ---------       ---------       ---------           ---------        ---------
Operating expenses:
  Cost of operating revenues ........     (39,333)      (8,919)             --          36,112(11)              --          (12,140)
  Selling, general and
    administrative ..................     (55,588)      (6,953)            758(1)       28,411(11)              --          (33,372)
  Depreciation and amortization .....     (18,029)     (19,011)         (1,152)(2)      15,033                  --          (23,159)
                                        ---------    ---------       ---------       ---------           ---------        ---------
    Total operating expenses ........    (112,950)     (34,883)           (394)         79,556                  --          (68,671)
                                        ---------    ---------       ---------       ---------           ---------        ---------
  Operating loss ....................     (81,708)     (28,769)           (394)         52,462                  --          (58,409)
Equity in net loss of unconsolidated
  wireless operating companies ......     (67,229)          --          20,162(3)           --                  --          (47,067)
Interest income .....................      11,852           40              --(4)         (205)(11)             --           11,687
Interest expense ....................     (52,867)     (11,020)          5,789(4)       14,806 (11)(12)     (6,139)(15)     (49,431)
Foreign currency transaction gains ..       7,977           --              --          (7,977)(11)             --               --
Minority interest ...................       1,893           --              --              --                  --            1,893
Gain on issuance of stock by
  unconsolidated wireless operating
  company ...........................      25,734           --              --              --                  --           25,734
Other income (expense), net .........      (2,663)        (165)             --            (293)                 --           (3,121)
                                        ---------    ---------       ---------       ---------           ---------        ---------
Income (loss) before extraordinary
  item ..............................   $(157,011)   $ (39,914)      $  25,557       $  58,793           $  (6,139)       $(118,714)
                                        =========    =========       =========       =========           =========        =========
Basic and diluted net loss per common
  share before extraordinary item ...   $   (7.22)                                                                        $   (5.32)
                                        =========                                                                         =========
Shares used to calculate basic and
  diluted net loss per common share
  before extraordinary item .........      21,741                                                                            22,334
                                        =========                                                                         =========

See Notes to the Pro Forma Financial Information.

                        LEAP WIRELESS INTERNATIONAL, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED AUGUST 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                              HISTORICAL                        PRO FORMA ADJUSTMENTS
                                     ----------------------------  -------------------------------------------------
                                                       CHASE          CHASE
                                                       TELE-          TELE-                               WIRELESS         LEAP
                                         LEAP      COMMUNICATIONS  COMMUNICATIONS                         LICENSE       CONSOLIDATED
                                     CONSOLIDATED    HOLDINGS        HOLDINGS       SMARTCOM            ACQUISITIONS     PRO FORMA
                                     ------------  --------------  --------------   ---------           ------------    ------------
Operating revenues .................    $   3,907     $   4,389      $      --       $  (3,774)(11)       $      --       $   4,522
                                        ---------     ---------      ---------       ---------            ---------       ---------
Operating expenses:
  Cost of operating revenues .......       (3,810)       (7,513)            --           3,810(11)               --          (7,513)
  Selling, general and
    administrative .................      (28,745)       (7,682)           373(1)        4,548(11)               --         (31,506)
  Depreciation and amortization ....       (5,824)       (5,476)        (2,014)(2)       5,261(11)               --          (8,053)
                                        ---------     ---------      ---------       ---------            ---------       ---------
    Total operating expenses .......      (38,379)      (20,671)        (1,641)         13,619                   --         (47,072)
                                        ---------     ---------      ---------       ---------            ---------       ---------
  Operating loss ...................      (34,472)      (16,282)        (1,641)          9,845                   --         (42,550)
Equity in net loss of unconsolidated
  wireless operating companies .....     (100,300)           --         20,900(3)       13,129(13)               --         (66,271)
Write-down of investments in
  unconsolidated wireless operating
  companies ........................      (27,242)           --             --              --                   --         (27,242)
Interest income ....................        2,505           207             --            (259)(11)              --           2,453
Interest expense ...................      (10,356)      (16,129)         6,092(4)        5,809(11)(12)      (11,063)(15)    (25,647)
Foreign currency transaction
  losses ...........................       (7,211)           --             --           7,211(11)               --              --
Gain on sale of wholly owned
  subsidiary .......................        9,097            --             --              --                   --           9,097
Gain on issuance of stock by
  unconsolidated wireless operating
  company ..........................        3,609            --             --              --                   --           3,609
Other income (expense), net ........         (243)          379             --             140(11)               --             276
                                        ---------     ---------      ---------       ---------            ---------       ---------
  Net income (loss) ................    $(164,613)    $ (31,825)     $  25,351       $  35,875            $ (11,063)      $(146,275)
                                        =========     =========      =========       =========            =========       =========
Basic and diluted net loss per
  common share .....................    $   (9.19)                                                                        $   (7.76)
                                        =========                                                                         =========
Shares used to calculate basic and
  diluted net loss per common
  share ............................       17,910                                                                            18,845
                                        =========                                                                         =========

See Notes to the Pro Forma Financial Information.

                        LEAP WIRELESS INTERNATIONAL, INC.

                  NOTES TO THE PRO FORMA FINANCIAL INFORMATION
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF TRANSACTIONS

CHASE TELECOMMUNICATIONS HOLDINGS ACQUISITION

    In March 2000, the Company acquired substantially all the assets of Chase Telecommunications Holdings for: $6.3 million in cash; the assumption of certain liabilities of Chase Telecommunications Holdings; a warrant to purchase 1% of the common stock of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"), exercisable at $1.0 million; the return of the Company's existing stock ownership and warrants to purchase stock in Chase Telecommunications Holdings; and certain contingent earn-outs.

    The acquisition has been accounted for under the purchase method of accounting. Based on the fair value of Chase Telecommunications Holdings' liabilities assumed and the fair value of approximately $15.3 million attributed to the warrant to purchase 1% of the common stock of Cricket Communications Holdings, the aggregate purchase price will be approximately $152.9 million ($161.2 million, excluding discount on Federal Communications Commission ("FCC") debt). The fair value of the warrant was determined on the date of closing, which was the date the number of warrant shares first became known, using the Black-Scholes option pricing model. Of this amount, approximately $43.2 million has been allocated to property and equipment and other assets and approximately $109.7 million to intangible assets, primarily wireless licenses. The contingent earn-out payments, up to a maximum of $41.0 million (plus certain expenses), are based upon certain targeted operating results for the Chase Telecommunications Holdings properties during the fifth full fiscal year following the closing of the transaction. These payment obligations, if any, will be recorded as additional purchase price.

SALE OF SMARTCOM

    In June 2000, the Company, its wholly-owned subsidiary Inversiones Leap Wireless Chile, S.A. ("Inversiones"), and a nominee shareholder designated by Inversiones completed the sale of all of the issued and outstanding shares of Smartcom to Endesa, S.A., a Spanish utility company ("Endesa") for $156.8 million in cash and notes totaling $143.2 million subject to certain post-closing adjustments, plus repayment of intercompany debt owed to Leap and Inversiones by Smartcom totaling $53.3 million and the release of cash collateral posted by Leap securing Smartcom indebtedness of approximately $28.2 million. Smartcom, a Chilean corporation that holds a license to offer wireless telephone services, has deployed and is operating a nationwide wireless telephone system in Chile.

    In April 1999, Inversiones acquired all of the shares of Smartcom that it did not already own. Prior to the acquisition, Inversiones owned 50% of the shares of Smartcom. The Company had previously accounted for its interest in Smartcom under the equity method.

WIRELESS LICENSE ACQUISITION

    In January 2000, the Company purchased three wireless licenses covering markets in North Carolina from AirGate for $25.0 million. The purchase price consisted of the Company assuming $11.1 million ($9.6 million, net of discount), 6.25% per annum notes due in April 2007 to the FCC related to the licenses and the remainder payable in cash. The Company obtained the $13.9 million for the cash payment through additional borrowings under the Company's credit agreement with Qualcomm Incorporated ("Qualcomm").

PENDING WIRELESS LICENSE ACQUISITIONS

    In May 2000, the Company agreed to renegotiate a September 1999 agreement to purchase a wireless license covering the Dayton, Ohio market from PCS Devco. The renegotiated purchase price of $16.2 million consists of $8.1 million of the Company's common stock, a $1.1 million ($0.9 million, net of discount), 6.25% per annum note due in June 2007 to the FCC related to the license which will be assumed by the Company at closing and the remainder payable in cash. Prior to closing, PCS Devco can elect to receive $8.1 million in cash in lieu of the Company's common stock. The Company is required to make PCS Devco's payments on the FCC note during the period prior to closing of the transaction, reducing the remaining cash payment to PCS Devco.

    In January 2000, the Company agreed to purchase two wireless licenses covering the Pittsburgh, Pennsylvania and Denver, Colorado markets from Radiofone. The purchase price for the Pittsburgh license is $18.4 million in cash and the purchase price for the Denver license consists of 232,754 shares of the Company's common stock (valued at approximately $10.2 million at May 31, 2000) and $3.4 million in cash less a $1.8 million, 9.75% per annum note due in April 2007 to the FCC related to the license which will be assumed by the Company at the closing. As of May 31, 2000, the outstanding principal amount of the FCC debt was approximately $1.5 million.

    In February 2000, the Company agreed to purchase all the outstanding stock of three subsidiaries of Zuma that own three wireless licenses covering markets in Albany, Columbus and Macon, Georgia. The purchase price consists of 170,374 shares of the Company's common stock (valued at approximately $7.5 million at May 31, 2000).

    In March 2000, the Company agreed to acquire three wireless licenses covering the Phoenix, Arizona, Reno, Nevada and Roswell, New Mexico markets from Beta. The purchase price for the licenses is $33.3 million in cash.

    In April 2000, the Company agreed to acquire a wireless license covering the Omaha, Nebraska market from CM PCS. The purchase price for the license is $14.2 million in cash plus the assumption of a $0.6 million ($0.5 million, net of discount), 6.25% per annum note due in April 2007 to the FCC related to the license. As of May 31, 2000, the outstanding principal amount of the FCC debt was approximately $0.6 million.

    Also in April 2000, the Company agreed to acquire a wireless license covering the Lincoln, Nebraska market from Center Point. The purchase price for the wireless license is $4.3 million in cash.

    In July 2000, the Company agreed to acquire a wireless license covering the Lakeland, Florida market from Lakeland PCS, LLC ("Lakeland") for an aggregate purchase price of $6.9 million, consisting of the assumption of approximately $1.9 million ($1.7 million, net of discount) in indebtedness to the FCC related to the license and the remainder payable in cash at closing. The agreement may be terminated by either party if the transaction is not consummated by July 2001. As of May 31, 2000, the outstanding principal amount of the FCC debt was approximately $1.5 million.

    Each of these transactions is subject to FCC approval and other conditions prior to closing. Accordingly, there can be no assurance that these transactions will ultimately be consummated.

NOTE 2. PRO FORMA ADJUSTMENTS RELATED TO ACQUISITION OF SUBSTANTIALLY ALL THE ASSETS OF CHASE TELECOMMUNICATIONS HOLDINGS

(1) To eliminate Leap management and royalty fee expense recorded by Chase Telecommunications Holdings.

(2) Additional amortization resulting from the preliminary purchase price allocation of (a) $1.0 million and $1.9 million for the nine months ended May 31, 2000 and the year ended August 31, 1999, respectively, for customer list (amortized on a straight-line basis over a 12 month expected useful life for the market where service has commenced); and (b) $0.1 million for the nine months ended May 31, 2000 and the year ended August 31, 1999, respectively, for wireless licenses (amortized on a straight-line basis over a 40 year expected useful life for the market where service has commenced).

(3)   Elimination of the Company's share of the net loss of Chase
      Telecommunications Holdings previously recognized under the equity method of accounting.

(4) (a) Elimination of interest expense recorded by Chase Telecommunications Holdings on debt balances not assumed by Leap and inter-company working capital and equipment loans provided by Leap; and (b) adjustment to interest expense resulting from the amortization of the discount on the FCC debt obligations of Chase Telecommunications Holdings. Interest income due to Leap has previously been eliminated.

NOTE 3. PRO FORMA ADJUSTMENTS RELATED TO SALE OF ALL OF THE OUTSTANDING SHARES IN SMARTCOM

(5)   Reflects assets and liabilities of Smartcom sold to Endesa.

(6) Reflects cash proceeds received by the Company of $191.9 million (including repayment of intercompany debt owed to Leap and Inversiones by Smartcom totaling $53.3 million at May 31, 2000), net of repayment of loans payable to banks in Chile totaling $18.3 million at May 31, 2000.

(7) To reclass $29.1 million of restricted cash at May 31, 2000 which was held on account to secure a loan to Smartcom.

(8) Reflects promissory notes issued by Endesa for principal amounts in total equal to the remainder of purchase price not paid in cash at closing. The promissory notes plus accrued interest at the rate of 3-month LIBOR, compounded semi-annually, are payable to the Company on the first anniversary of closing.

(9) Reflects estimated Chilean income taxes of $32.3 million payable by Inversiones, due in April 2001.

(10) Reflects gain on sale net of estimated Chilean income taxes payable by Inversiones.

(11)  To eliminate the results of operations of Smartcom.

(12) Reflects adjustment to interest expense of $3.5 million and $2.9 million for the nine months ended May 31, 2000 and the year ended August 31, 1999, respectively, for a) loans payable by Inversiones to banks in Chile that were repaid at closing and b) borrowings under the Company's credit agreement with Qualcomm that related to Smartcom funding by Leap.

(13) Elimination of the Company's share of the net loss of Smartcom previously recognized under the equity method of accounting.

NOTE 4. PRO FORMA ADJUSTMENTS RELATED TO ACQUISITION AND PENDING ACQUISITIONS OF WIRELESS LICENSES

(14) To record pending acquisitions of wireless licenses summarized as follows (in thousands):


                                        PCS                                                       CENTER
                                       DEVCO      RADIOFONE     ZUMA       BETA        CM PCS      POINT      LAKELAND     TOTAL
                                      --------    ---------   --------    --------    --------    --------    --------    --------
Cash .............................    $  7,001    $ 20,337    $     --    $ 33,250    $ 14,174    $  4,326    $  5,135    $ 84,223
Application of deposits ..........         100          --          --          --          --          --          --         100
Fair value of FCC debt assumed
  using an interest rate of 10.25%
  per annum ......................         874       1,440          --          --         535          --       1,510       4,359
Issuance of common stock .........       8,100      10,242       7,496          --          --          --          --      25,838
                                      --------    --------    --------    --------    --------    --------    --------    --------
        Total ....................    $ 16,075    $ 32,019    $  7,496    $ 33,250    $ 14,709    $  4,326    $  6,645    $114,520
                                      ========    ========    ========    ========    ========    ========    ========    ========

(15) To record interest expense on (a) FCC debt obligations of AirGate, calculated using an interest rate of 10.75% per annum, PCS Devco, Radiofone CM PCS and Lakeland, calculated using an interest rate of 10.25% per annum and (b) additional borrowings under credit agreements to fund license acquisitions.

                                     * * * *

                                 EXHIBIT INDEX


        2.1(1)      Share Purchase Agreement, dated as of June 2, 2000 among
                    Endesa S.A., Leap Wireless International, Inc. and
                    Inversiones Leap Wireless Chile, S.A.

        4.6(2)      Rights Agreement, dated as of September 14, 1998, between
                    Leap Wireless International, Inc. and Harris Trust Company of California.

        4.6.1*      First Amendment to Rights Agreement, dated as of February 8,
                    2000, between Leap Wireless International, Inc. and Harris
                    Trust Company of California.

        4.6.2*      Second Amendment to Rights Agreement, dated as of March 30,
                    2000, between Leap Wireless International, Inc. and Harris
                    Trust Company of California.

        10.29.1*    First Amendment to the Leap Wireless International, Inc.
                    Executive Officer Deferred Stock Plan.

        27.1*       Financial Data Schedule.

        ----------------

        *    Filed herewith.

        (1) Filed as an exhibit to Leap's Current Report on Form 8-K (File 333-93073) dated June 2, 2000, and incorporated herein by reference.

        (2) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 18, 1998, and incorporated herein by reference.