Form 10-KT
period 1999-08-31
LEAP WIRELESS INTERNATIONAL INC
filed 2000-10-30
CIK 1065049

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended________________________________________________

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 1, 1999 to December 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of October 26, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,117,289,322, based on the closing price of Leap's Common Stock on the Nasdaq National Market on October 26, 2000 of $43.50 per share.

     As of October 26, 2000, 26,882,426 shares of registrant's Common Stock $.0001 par value, were outstanding.

                       Leap Wireless International, Inc.
                        Transition Report on Form 10-K
                        for the Transition Period Ended
                               December 31, 1999

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
 Part I
   Item. 1    Business.....................................................................   1
   Item  2.   Properties...................................................................  31
   Item  3.   Legal Proceedings............................................................  31
   Item  4.   Submission of Matters to a Vote of Security Holders..........................  32

 Part II
   Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters........  33
   Item  6.   Selected Financial Data......................................................  34
   Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations..................................................................  35
   Item  7A.  Quantitative and Qualitative Disclosures About Market Risk...................  48
   Item  8.   Financial Statements and Supplementary Data..................................  49
   Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................................  79

 Part III
   Item  10.  Directors and Executive Officers of the Registrant...........................  80
   Item  11.  Executive Compensation.......................................................  85
   Item  12.  Security Ownership of Certain Beneficial Owners and Management...............  91
   Item  13.  Certain Relationships and Related Transactions...............................  92

 Part IV
   Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  97

                                    PART I

Forward Looking Statements; Cautionary Statement

  Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report. This document is based on current information, which Leap has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Leap's actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with Leap's business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets the operating companies serve which could adversely affect the market for wireless services; the ability of Leap or its operating companies to access capital markets; Leap's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in the section entitled "Risk Factors" included elsewhere in this report. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

Item 1.  Business

  The words "Leap," "we," "our," "ours" and "us" refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

Overview

  Leap is a wireless communications carrier that is deploying innovative, low-cost, simple wireless services designed to accelerate the transformation of mobile wireless into a mass consumer product. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are offering wireless service under the brand name "Cricket(TM)." Our innovative Cricket strategy is to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and priced competitively with, traditional landline service. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 41.7 million potential customers. We are also currently a minority shareholder and actively involved on the board of Pegaso Telecomunicaciones, a company involved in developing and operating a nationwide digital wireless network in Mexico. In each of our markets, we are deploying 100% digital, CDMA networks that provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

Business Strategy

  Our business strategy is to bring innovative wireless communications products and services to markets with strong growth potential in the U.S. and elsewhere in the Americas. Key elements of this strategy include:

  . Enhancing the Mass Market Appeal of Wireless Service. We are working to remove the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe that large segments of the population do not use wireless service because they view wireless service as an expensive luxury item, believe they cannot control the cost of service, or find existing service plans too confusing. Our service plans are designed to offer appealing value in simple formats that customers can understand and budget for.

  . Offering an Appealing Value Proposition. Specific service plans will differ among our operations and ventures; however, we strive to provide service offerings that combine high quality and advanced features with simplicity and attractive pricing to create a "high value/reasonable price" proposition and broaden the market for wireless services. These offerings include, for example, the Cricket flat rate service plan in the U.S. and such innovative features as a fully-functioning phone out-of-the-box and per-second billing in our Mexican operations.

  . Controlling and Minimizing Costs. To become one of the lowest-cost providers in the wireless industry, we are deploying advanced network technology to minimize our capital costs and streamlining marketing, distribution and back-office procedures.

  . Leveraging CDMA Technology. We are deploying state-of-the-art CDMA networks that provide higher capacity at a lower capital cost and can be easily upgraded to support enhanced capacity. We believe this enables us to operate superior networks that support rapid customer growth and high usage with lower costs per unit than other wireless carriers. In addition, we believe our CDMA networks will provide a better platform to expand into data and other services based on advances in second generation systems and on third generation digital technology in the future.

  . Expanding Our Service Through Acquisitions of Domestic Licenses. We intend to expand the Cricket service to selected metropolitan areas in the U.S. through the acquisition of additional wireless licenses. We believe that our designated entity status gives us opportunities that are not available to many of our larger competitors to acquire additional wireless licenses at generally attractive prices.

  . Investing Selectively in New Foreign Ventures. While our current emphasis is on our U.S.-based operations, we plan to selectively pursue wireless ventures in foreign markets with strong growth potential. When investing in foreign ventures, we generally seek investment partners that provide familiarity and marketing know-how in their local markets, financial and technical resources, an ability to facilitate development in a particular market, or other attributes that can contribute to a successful network-building enterprise. We expect to be actively involved in the operations of each foreign venture in which we participate. We seek to ensure that our strategic alliances will enable us to better prepare and equip our subsidiaries and ventures for successful development.

  Although each of Cricket Communications Holdings, Inc., our wholly-owned subsidiary that is implementing the Cricket strategy, and Pegaso has adopted a strategy particular to its competitive strengths and market opportunities, they both strive to offer high-quality, digital CDMA-based services to customers under simple, value-conscious rate plans.

  Although we may not hold a majority ownership in many of the ventures in which we elect to participate due to, among other things, regulatory requirements or our investment priorities, we expect to exercise, to varying degrees, significant management influence and oversight over the businesses in which we invest. We believe our experience and business relationships enable us to add value to our subsidiaries and ventures and increase their performance and likelihood of success.

Leap Operating Companies

Cricket

  General. In the U.S., our business strategy is different from existing models used by typical cellular or PCS wireless providers. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum as well as fees for roaming and long distance that may result in monthly service charges that are higher than expected. Approximately 65% of the U.S. population currently does not subscribe to wireless service, and we believe that many of these potential customers perceive wireless service to be too expensive and complicated. The Cricket service is based on our vision that the mass market wants mobile wireless service to be: predictable, affordable and as simple to understand and use as traditional landline telephone service, but with the benefits of mobility.

  We have designed the Cricket service to appeal to consumers who make the majority of their calls from within the local areas in which they live, work and play. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate of $29.95 that is competitive with landline service. Because the Cricket service is provided on an advance-pay basis only, there are no long-term contracts or credit checks, and customers are not obligated to continue to pay for a service that may not meet their needs. In addition to local calling, long distance minutes can be purchased on a prepaid basis and direct dialed without the use of a special code or card by debiting the customer's prepaid long distance balance.

  We expect Cricket's simple pricing to attract customers who have been apprehensive about the more complicated and unpredictable pricing plans offered by other wireless providers. The simplicity of the Cricket service also allows us to control costs by eliminating costly features of wireless services, such as expansive geographic coverage and roaming, that our target customers are likely to use infrequently. We are therefore able to offer our customers a high quality mobile service at a compelling price.

  Strategy. We believe that the Cricket service offering will help transform wireless phone service from a luxury product into a mass consumer product. The Cricket strategy is to provide digital wireless service to the mass market with a simple, easy to understand approach. As a part of the Cricket strategy, we intend to:

  . attract new customers more quickly than other wireless providers that offer complex pricing plans with peak/off-peak rates, roaming charges and expensive "extra" minutes;

  . maintain lower customer acquisition costs by offering one simple service plan with a choice of only one or two handsets, and distributing our product through company stores and multiple points of sale where the mass market shops;

  . sustain lower operating costs per customer compared to other wireless providers through streamlined billing procedures, reduced customer care expenses, lower credit investigation costs and reduced bad debt; and

  . deploy our capital more efficiently by building our networks to cover only the urban and suburban areas of our markets where our potential customers live, work and play, while avoiding rural areas and corridors between distant markets.

  Market Opportunity. Wireless penetration was approximately 35% in the U.S. at the end of June 2000. Wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Customers are typically offered multiple service plans with prices based on the customer's minutes of use during the billing period. Leap believes that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost and complexity of wireless pricing plans.

  Sales and Distribution. We expect to distinguish the Cricket service concept and increase our market share through promoting a simplified buying process and focusing marketing efforts on potential customers in the communities covered by our local wireless networks. The Cricket approach is to rapidly penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer's purchase decision simple and minimizing the need for sales agents.

  The Cricket service and wireless handsets are sold through three main channels:

  . Cricket retail stores in high-traffic malls and Cricket kiosks located in major shopping malls;

  .  the local stores of national retail chains; and

  . independent third-party dealers who are well positioned through their principal lines of business to reach our target potential customers, such as furniture and appliance retailers and rental companies, convenience stores, beauty shops and other local service businesses.

  The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service on the retail package for our wireless handsets and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We simplify the customer's decision process by limiting the Cricket handset options to just two models. Upon opening the box and dialing any telephone number from a new Cricket handset, the customer is automatically routed to the Cricket customer care center for immediate activation and any assistance required in using the phone. We believe the sales costs for the Cricket service are lower than most other wireless providers because of this streamlined sales approach.

  We currently offer just two types of handsets, priced with the first month's Cricket service included: one is presented as an economically-priced handset at approximately $100, and the other is positioned as a premium handset at approximately $130. We expect to continue to charge customers a subsidized price for handsets to ensure that they have made an investment in the equipment related to our wireless service and provide a moderate economic incentive to maintain the Cricket service rather than switching to the services of a competitor. We do not, however, require customers to sign a service contract, a feature which we believe customers find appealing compared to other wireless providers that require long-term commitments.

  We combine mass marketing strategies and tactics to build awareness of the Cricket service concept and brand name within the communities we service. Because the Cricket service is offered in distinct markets with local calling capacity only, we target our advertising at the community level. We advertise in local publications, on local radio stations and in local spot television commercials. In addition to local advertising efforts, we maintain an informational Web site for the Cricket service, although we currently do not sell our products or services over the Internet.

  Network and Operations. The Cricket service is based on providing customers with near-landline levels of usage at prices that are competitive with traditional landline services and substantially lower than most of our wireless competitors. We believe our success depends on designing our networks to provide high, concentrated capacity rather than broad, geographically dispersed coverage. We plan to build the Cricket networks only in high-use local population centers of self-contained communities where roaming is not an important component of service for our target customers. Unlike traditional wireless providers who build comprehensive networks to permit full-roaming by their customers, we believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers.

  The principal objectives for the build-out of the Cricket networks are to:

  . Establish quality wireless networks in targeted markets that enable us to offer appealing service with full mobility throughout the local population centers where a high concentration of potential customers live, work and play.

  . Initiate service in new markets on a phased basis. The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or region surrounding the market. Because our business model is scalable, we can roll out our networks on a market-by-market basis.

  . Complete or commence building networks in 17 markets in the year 2000. We believe we can build each new market with an average expected time from initiating network construction to commercial launch of 12 to 15 months. By the end of 2000, we expect Cricket networks in the U.S. will cover approximately 7.0 million potential customers.

  . Deploy capital efficiently by tailoring the coverage footprint of local Cricket networks to the urban and suburban areas of our target markets and purchasing network infrastructure equipment in large volumes and at correspondingly favorable prices and terms. We also intend to rely on tower co-locations to minimize cell site costs and to employ third generation equipment which is less expensive to operate than the existing technology already installed by many incumbent wireless providers.

  We believe that our status as a "designated entity" under FCC rules will allow us to acquire C-Block and F-Block licenses at attractive prices and terms. We acquired 36 wireless licenses in the federal government's 1999 reauction of wireless licenses, which was open only to designated entities. Since January 1999, we have entered into agreements to purchase 40 wireless licenses, 17 of which have been consummated and 23 of which are pending.

  The following table shows the wireless licenses for approximately 41.7 million potential customers that we have acquired or agreed to acquire.

                                                              1998 BTA
                                                            Population(1)        MHz
                                                          ----------------      -----
          Markets Launched
            Chattanooga, TN.......................              548,320           15
            Nashville, TN.........................            1,662,927           15
            Knoxville, TN.........................            1,073,640           15
                                                            -----------
                                                              3,284,887
                                                            ===========
          Other Markets
          South East Region
            Florence, AL..........................              183,960           15
            Albany, GA............................              343,557           15
            Columbus, GA..........................              357,914           30
            Macon, GA.............................              640,286           30
            Lakeland, FL(2).......................              450,761           10
            Middlesboro, KY.......................              120,774           15
            Charlotte, NC.........................            1,915,210           10
            Greensboro, NC........................            1,371,782           10
            Hickory, NC...........................              322,521           10
            Clarksville, TN.......................              258,087           15

                                                              1998 BTA
                                                            Population(1)        MHz
                                                          ----------------      -----
            Cookeville, TN........................              131,891           15
            Kingsport, TN.........................              690,437           15
                                                            -----------
                                                              6,787,180
                                                            ===========
          North West Region
            Anchorage, AK.........................              442,324           30
            Merced, CA............................              211,145           15
            Modesto, CA...........................              477,212           15
            Redding, CA...........................              276,425           15
            Visalia, CA(2)........................              471,766           15
            Boise, ID.............................              534,196           30
            Idaho Falls, ID.......................              212,301           30
            Lewiston, ID..........................              123,479           30
            Twin Falls, ID........................              158,946           30
            Eugene, OR(2)(4)......................              313,316           10
            Salem, OR.............................              512,535           30
            Bozeman, MT...........................               78,996           30
            Reno, NV(2)...........................              548,661           10
            Kenewick, WA..........................              183,433           15
            Spokane, WA...........................              725,591           15
            Yakima, WA............................              253,207           15
            Casper, WY............................              142,951           30
                                                            -----------
                                                              5,666,484
                                                            ===========
          North East Region
            Adrian, MI(2).........................               98,691           15
            Battle Creek, MI(2)...................              238,991           15
            Grand Rapids, MI(2)...................            1,027,192           15
            Jackson, MI(2)........................              203,672           15
            Muskegon, MI(2).......................              220,532           15
            Buffalo, NY(2)........................            1,224,119           10
            Syracuse, NY(2).......................              791,282           15
            Dayton, OH............................            1,222,446           10
            Sandusky, OH(2).......................              140,841           15
            Toledo, OH(2).........................              785,760           15
            Pittsburgh, PA(2).....................            2,503,395           10
                                                            -----------
                                                              8,456,921
                                                            ===========

          Central Region
            Blytheville, AR.......................               72,228           30
            Fayetteville, AR......................              287,594           30
            Fort Smith AR.........................              312,750           30
            Hot Springs, AR.......................              132,519           15
            Little Rock, AR(4)....................              928,467           20
            Pine Bluff, AR(4).....................              150,421           20
            Russellville, AR......................               93,530           15
            Ft. Collins, CO(2)(4).................              229,386           10
            Greeley, CO(2)(4).....................              157,890           10
            Coffeyville, KS.......................               61,901           15
            Pittsburg, KS(2)......................               90,471           30
            Wichita, KS...........................              633,382           30
            Lincoln, NB...........................              333,096           15
            Omaha, NB(2)..........................              970,593           10
            Fargo, ND.............................              310,802           30
            Grand Forks, ND.......................              212,006           15
            Tulsa, OK.............................              913,095           15
            Dyersburg, TN.........................              118,191           15
            Jackson, TN...........................              275,578           15
            Memphis, TN...........................            1,499,222           15
                                                            -----------
                                                              7,783,122(3)
                                                            ===========
          South West Region
            Nogales, AZ...........................               38,020           30
            Phoenix, AZ(2)........................            3,089,889           10
            Tucson, AZ............................              790,975           15
            Denver, CO(2).........................            2,471,889           10
            Pueblo, CO............................              299,154           30
            Albuquerque, NM.......................              800,201           15
            Roswell, NM(2)........................               80,005           15
            Gallup, NM............................              140,668           15
            Santa Fe, NM..........................              205,922           15
            Provo, UT.............................              341,401           30
            Salt Lake City, UT....................            1,527,987           30
                                                            -----------
                                                              9,786,111
                                                            ===========

__________

(1) Demographic data related to 1998 population and population growth estimates provided by Easy Analytic Software Incorporated.

(2) Represents licenses that Leap has agreed to acquire. These acquisitions remain subject to FCC approval and other closing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent or Pending Acquisitions" at Item 7 below.

(3) Leap has agreed to divest two wireless licenses covering 233,716 potential customers in Grand Island and North Platte, Nebraska, which, accordingly, are not included in the table above.

(4) Leap has agreed to transfer 10 MHz of licenses in Pine Bluff and Little Rock, Arkansas to American Wireless in exchange for 10 MHz licenses in Fort Collins and Greeley, Colorado and Eugene, Oregon. An acquisition agreement has been signed, but the transaction has not been completed. The transaction is subject to FCC approval and other closing conditions.

     Cricket Communications has entered into infrastructure equipment purchase agreements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. to lead the overall build-out of our initial phase of Cricket networks. Under the terms of the agreements, Cricket Communications expects to contract most site acquisition activities and other services associated with site development to third parties, including but not limited to these vendors. To the extent the vendors are contracted to perform such services, we expect that they will subcontract many of these services to a number of different suppliers.

     As part of the Cricket strategy, we seek to maintain lower operating costs than other wireless providers and large landline carriers and pass the savings on to customers in the form of our low, flat monthly charges. We believe that our network operating costs are less than those of most other wireless service providers because of the concentrated coverage footprint of a Cricket network compared to the broad, geographically dispersed footprints of our wireless competitors. Based on call traffic patterns in Chattanooga and Nashville, we believe the inbound/outbound call ratio of Cricket networks is higher than other wireless carriers. The Cricket service also does not permit roaming, which allows us to sustain lower costs than other wireless providers. The technology used in Cricket networks is designed to permit migration to third generation technology which costs less to operate than less-advanced wireless platforms.

     We also seek to maintain lower operating costs through simplified billing. Our simple, straight-forward bills show the monthly flat rate of $29.95 and no per-call itemization. This simple format should result in fewer billing inquiries to our customer service center. Fewer calls to our customer service center should, in turn, result in reduced customer service expenses compared to more traditional wireless providers. In addition, because Cricket customers prepay each month's service, we minimize our costs of credit checks, bad debt expenses and customer fraud. We also maintain low operating costs by outsourcing our customer service center to third-party call centers. By centralizing customer service in a few locations, we are able to streamline our customer care operations and gain economies of scale while maximizing customer service availability.

     Leap's Rights and Interests. Our wholly-owned subsidiary, Cricket Communications Holdings, Inc., owns Cricket Communications, Inc., which is the operating company that is implementing the Cricket strategy.

     On June 15, 2000, through a subsidiary merger, we acquired the 5.11% of Cricket Communications Holdings that we did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap common stock. As a result, an aggregate of 1,048,628 shares of Leap common stock were issued. We also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of our common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest will be allocated to goodwill. In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

  Capital Requirements and Projected Investments. We will require substantial capital to develop and operate wireless networks in the numerous markets in which we plan to operate the Cricket service in the U.S. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. In fiscal 2000, we expect to finance these development and operation costs largely through vendor financing, as well as from a portion of the net proceeds from our units and equity offerings completed in February 2000 and other financings. We expect, however, that we will also need to raise additional capital to fund our planned roll-out of domestic networks and acquisitions of spectrum in fiscal 2000.

  Regulatory Environment. Our business plan anticipates and depends primarily on our acquisition and operation of C-Block and F-Block licenses in the U.S. We are also acquiring and considering the acquisition of other wireless licenses. Although C-Block and F-Block licenses are generally more available and less expensive to obtain than licenses in other wireless blocks, a licensee may hold these licenses only if it qualifies as a "designated entity" under FCC rules. For a description of the extensive regulation governing our domestic business, see "--Government Regulation."

  In July 1999, the FCC issued an opinion and order that found that we were qualified to acquire C-Block and F-Block licenses. The order also approved our acquisition of the 36 C-Block licenses for which we were the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. In October 1999, the FCC issued the 36 licenses we acquired in the reauction.

  The FCC's grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our financial condition and business prospects.

  Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, Inc. That wireless operating company also has opposed all of our pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of our pending FCC applications, alleging that we may no longer be compliant with C-and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting Leap licenses is possible. In addition, licenses awarded to Leap at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C-Block or F-Block licenses. Leap may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket.

  Competition. The U.S. telecommunications industry is very competitive and competition is increasing. The Cricket service will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of whom have greater resources than we do and entered the market before us. A few of our competitors have recently launched rate plans substantially similar to the Cricket service plan in markets in which we expect to launch service. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. The FCC continues to auction licenses that will authorize the entry of additional wireless providers in each market. In addition, other wireless providers in the U.S. could attempt to implement our domestic strategy of providing virtually unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete generally are used already by our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service. Also, some competitors will likely market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. We also expect to compete with new entrants to the U.S. wireless market as well as other telecommunications technologies, including paging, enhanced specialized mobile radio and global satellite networks.

Chase Telecommunications

  The Cricket service was introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, a company that we acquired in March 2000. Chase Telecommunications owned wireless licenses covering approximately 6.6 million potential customers in a region that includes approximately 97% of Tennessee. Chase Telecommunications began offering wireless service in Chattanooga in October 1998. In March 1999, Chase Telecommunications re-launched its service, offering the Cricket concept in Chattanooga, Tennessee under a management agreement that required the management of Chase Telecommunications to control the business until our acquisition received all necessary governmental approvals and was completed. In Chattanooga, our network covers approximately 315,000 of the 550,000 potential customers in the license area, concentrated in an area that is similar to Chattanooga's local calling area for landline telephone service. At the time we completed the acquisition of Chase Telecommunications, it had begun efforts to expand the Cricket service to other markets in Tennessee. Cricket service was launched in Nashville, Tennessee in late January 2000 and in Knoxville, Tennessee in late October 2000.

  On March 17, 2000, we completed the acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. The acquisition was effected pursuant to an asset purchase agreement entered into in December 1998. We acquired all of the outstanding common stock of ChaseTel Licensee Corp., and our indirect subsidiary, Cricket Communications, Inc., acquired substantially all of the other assets of Chase Telecommunications Holdings, including all of the outstanding common stock of Chase Telecommunications, Inc. The purchase price paid included:

  .  approximately $6.3 million in cash;

  . a five-year warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of Leap common stock, at an aggregate exercise price of $1.0 million;

  . the return to Chase Telecommunications Holdings of shares of Chase Telecommunications Holdings common stock held by us; and

  . contingent earn-out payments of up to $41.0 million based on Chase Telecommunications' earnings during the fifth full year following the closing of the acquisition.

  We and Cricket acquired the Chase Telecommunications Holdings assets subject to outstanding indebtedness:

  .  to Qualcomm Incorporated in the amount of approximately $29 million;

  .  to Cricket in the amount of approximately $77 million; and

  .  to the FCC in the principal amount of approximately $79 million.

  Concurrently with the completion of the acquisition, the outstanding indebtedness to Qualcomm Incorporated was repaid with the proceeds of borrowings under Cricket's credit facility with Lucent Technologies Inc., and following the completion of the acquisition, the outstanding indebtedness to Cricket was forgiven.

Pegaso

  General. We were a founding shareholder and currently own 20.1% of Pegaso, a joint venture formed to construct and operate the first 100% digital wireless communications network in Mexico. In October 1998, a wholly owned subsidiary of Pegaso acquired nine regional PCS licenses and a public telecommunications network license constituting nationwide coverage generally in the 1900 MHz band in Mexico for approximately $234 million (based on exchange rates in effect on the dates the license payments were made). Pegaso launched commercial service in Tijuana in February 1999 and extended its coverage area with launches in Mexico's three largest cities, Mexico City, Guadalajara and Monterrey, in December, September and August 1999, respectively. As of September 30, 2000, Pegaso had approximately 360,000 customers. In December 1999, Pegaso launched service in Mexico City, bringing its total covered potential customers in Mexico to approximately 27.7 million. Pegaso is continuing its network expansion and plans to build networks in up to 63 additional metropolitan areas throughout Mexico.

  Strategy. To implement its goal of becoming a leading provider of wireless communications services in Mexico, Pegaso's strategy is to:

  . compete with other wireless service providers by delivering higher-quality digital service through Mexico's only all-digital wireless network;

  . offer Pegaso handsets and services through multiple points of sale targeted to a broad range of consumers;

  . simplify the purchase process for wireless phones and service by offering a fully functional "phone in a box" that is activated in prepaid mode when initially turned on after purchase, after which a customer service representative contacts the new customer to determine the most appropriate rate plans going-forward;

  . promote distinct Pegaso brand awareness that focuses on Pegaso's core philosophy of simplicity, honesty, and commitment to innovation;

   . offer service plans that provide superior value, for example by billing calls per the second, and offer superior prepaid service options, including Mexico's only 100% digital prepaid plans and the ability of prepaid customers to obtain value-added features such as voicemail; and

   . leverage the strengths of its strategic investors, including Leap, Sprint and Grupo Pegaso.

   Market Opportunity. In early 1998, Pegaso acquired nine regional PCS licenses and a public telecommunications network license constituting nationwide coverage of Mexico's population of approximately 99 million people. Before Pegaso entered the market, only two wireless carriers operated in each of Mexico's nine regions. Although other licensees may begin to offer nationwide coverage, we believe Pegaso currently is well-positioned to obtain a significant market share because it is one of only three nationwide mobile wireless carriers. Mexico's population is approximately 70% urban with approximately 45% living in the regions containing Mexico City, Guadalajara and Monterrey.

   Sales and Distribution. Pegaso's sales strategy is to offer a simplified "phone in a box" product which enables broad distribution through multiple channels and makes it easy for a customer to obtain a wireless handset and begin service. This sales approach is designed to make the purchase of a wireless handset and accompanying service as simple as the sale of any consumer electronics item.

   Pegaso's distribution channels include Pegaso-owned stores, grocery store chains, master distributors, other retail chains and a direct sales force targeting corporate and other large accounts. The majority of Pegaso's sales currently occur at grocery stores, convenience retail stores, and Pegaso-owned stores. In addition, Pegaso has negotiated distribution agreements with select national and regional merchandisers specializing in consumer electronics and appliances. Similar to the Cricket strategy, Pegaso's "phone in a box" approach permits potential customers to make a purchase decision with little or no sales assistance. Pegaso offers a variety of handsets, which are packaged in brightly colored boxes that are well-suited for in-store displays. Each handset includes a block of prepaid minutes which permits a new customer to begin making wireless calls immediately upon purchase. Within hours of a customer's first use of a Pegaso handset, a customer service representative calls the new customer to offer assistance with any questions about the service and to explain Pegaso's postpaid and prepaid plans to determine the package best-suited for that particular customer. This "Welcome to Pegaso" phone call is a key part of Pegaso's customer service and follow-on sales strategy.

   As part of its dynamic sales strategy, Pegaso seeks to develop innovative payment options to reduce the barriers to entry to Mexican consumers of utilizing its wireless service. Pegaso's initial prepaid service from its "phone in a box" followed by the option to adopt a postpaid plan permits the consumer ongoing flexibility in payment options. Pegaso offers the same choice of handsets, roaming capabilities and access to calling features to prepaid and postpaid customers. Customers who select the prepaid option may purchase phone cards for wireless minutes in various denominations at approximately 1,300 retail outlets in Mexico.

   Pegaso seeks to differentiate its wireless service with simplicity, honesty, and a commitment to innovation. Pegaso's primary marketing message for its initial launch into the Mexican market is "Pago Justo Por Segundo" which means "pay just for the second and justly for what you use," referring to Pegaso's per second billing approach. Also, we believe that other providers charge from the moment customers press the "send" button on their wireless phone while Pegaso charges only for connected calls.

   Pegaso also offers roaming across the U.S-Mexico border as a result of its agreement with Sprint PCS. The agreement permits Pegaso customers to use Sprint PCS's nationwide wireless network in the

U.S. and will allow Sprint PCS customers to roam on Pegaso's network in Mexico. Pegaso believes this feature will be attractive to the highly-mobile customers in Mexico's border cities.

   Pegaso believes that, to achieve long-term success, it must establish a strong national brand position throughout Mexico. Pegaso builds brand recognition though national television and print advertising coupled with a strong local radio presence and sponsorship of local and regional sports teams and events. Pegaso has sponsored the Mexican national soccer team and other professional soccer teams in its efforts to increase consumer awareness of the Pegaso wireless brand. Pegaso maintains a Web site that provides product and service information, although no sales currently are transacted over the Internet.

   Pegaso operates one central customer care center in Mexico City. Pegaso distinguishes its customer care from its competitors through "one touch" service, whereby the customer service representative who answers the initial call is trained to respond to all of the customer's concerns without transferring the customer to another department. The center's information technology systems permit representatives to identify new customers for the initial "Welcome to Pegaso" call and monitor the status of customer inquiries from the first call to the customer care center to ultimate resolution of the question.

   Network and Operations. Pegaso's principal objective for the build-out of its network is to target its capital expenditures to provide full coverage within targeted geographic areas, rather than building out the widest possible coverage area. It has successfully launched service in Mexico's four largest cities -- Mexico City, Guadalajara, Monterrey and Tijuana - and plans to expand coverage and increase capacity in those cities plus launch an additional seven cities by the end of 2000. In addition, Pegaso intends to selectively build sites along major highways to connect the cities it currently services or will service. Ultimately, Pegaso plans to construct and operate wireless systems in up to an additional 63 metropolitan areas in Mexico, subject to the availability of additional capital.

   The following table presents the approximate number of potential customers covered by Pegaso's network in the four cities in which Pegaso launched service in 1999.

                                                     1999
                                                    Covered
                                                   Potential
          Licensed Areas                           Customers
          --------------                          ----------
          Mexico City....................         19,200,000
          Guadalajara....................          3,900,000
          Monterrey......................          3,500,000
          Tijuana........................          1,100,000
                                                  ----------
                 Total...................         27,700,000
                                                  ==========

   In bidding for its wireless licenses, Pegaso agreed to provide coverage to municipalities containing at least 20% of the total population of most of the licensed regions by October 2001 and to provide coverage to municipalities containing at least 50% of the total population of most of the licensed regions by October 2003.

   Because Pegaso's systems are 100% digital, it does not face the operating difficulties of many of its wireless competitors that are seeking to manage both analog and digital systems and to transition to all-digital platforms while maintaining quality analog systems. Pegaso's operations include an advanced prepaid platform and related systems that administer customers' use of their prepaid wireless minutes and other features. Pegaso's advanced information technology systems also support the billing process and the variety of payment plans offered to Pegaso's customers, and assist the customer care center's activities, including scheduling "Welcome to Pegaso" calls and monitoring customer inquiries.

   Leap has entered into a management and operations agreement with Pegaso to provide operator services and, in turn, has subcontracted those services to GTE Data Services Mexico, a subsidiary of GTE. These arrangements are expected to end in July 2001.

   Strategic Partners. In addition to Leap, Pegaso Comunicaciones y Servicios, S.A. de C.V. and Sprint Mexico Inc. have interests in Pegaso. Pegaso Comunicaciones y Servicios is 99%-owned by Alejandro Burillo Azcarraga, a member of our board of directors, and is affiliated with Grupo Pegaso, a private investment group with investments in various industries including cable television, communications, retail electronics, real estate, sports and entertainment. Our management believes that the strong financing resources of Sprint and Grupo Pegaso, as well as their political access in Mexico, provide Pegaso critical resources and relationships for assisting the network build-out and in marketing and distributing Pegaso's wireless services. Citicorp, the Latin America Infrastructure Fund and Nissho Iwai have also invested in Pegaso.

   On April 26, 2000, Sprint Corporation, through a subsidiary, invested $200 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result of this transaction, Leap's percentage interest in Pegaso was reduced from 28.6% to 22.4%. Several other existing investors contributed an additional $50 million of financing in August 2000, reducing Leap's percentage interest to 20.1%.

   Leap's Rights and Interests. Leap currently owns a 20.1% interest in Pegaso and has invested $100 million of the $546 million of capital that has been contributed by the members of the joint venture. We expect that our ownership interest in Pegaso will be reduced in the future. Pegaso is currently seeking additional debt and equity financing. As noted above, we also provide operator services to Pegaso under a management and operations agreement.

   In December 1999, as a condition of our guarantee of a portion of Pegaso's obligations under its working capital facility, Leap received an option to subscribe for and purchase up to 243,090 limited voting series "N" treasury shares of Pegaso. The number of shares to be purchased by Leap under the option will be calculated based on a formula which will provide to the lenders a total internal rate of return on the average outstanding balance up to a maximum of $100 million of the bridge loan of 20%. The options have an exercise price of $0.01 per share and expire ten years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

   Capital Requirements and Projected Investments. Pegaso has already raised or obtained commitments for substantial amounts of capital. To date, the members of the joint venture have contributed $546 million of equity. In addition, Qualcomm and another equipment vendor have agreed to provide approximately $580 million of secured equipment financing to the venture, a portion of which has already been advanced. In May 1999, a Pegaso subsidiary also entered into a working capital facility with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100 million. The amount of the loan was subsequently increased to $190 million although the amount of our guarantee was not increased. To complete the build-out, launch and operation of its planned networks, however, Pegaso will need to obtain substantial additional capital. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

   Regulatory Environment. The Mexican Secretariat of Communications and Transportation, or SCT, and Federal Telecommunications Commission, or COFETEL, an independent regulatory body within the SCT, regulate the provision and operation of telecommunications services in Mexico. The principal law governing the provision of telecommunications services in Mexico is the 1995 Federal Telecommunications Law and regulations promulgated thereunder; however, other federal laws and regulations apply.

   To provide PCS service in Mexico, the service provider must obtain two licenses, or concessions, from the SCT: a frequency license and a public telecommunications network license. A frequency license specifies the type of service, for example, PCS; allocated spectrum; geographical region; and certain other rights and obligations. A public telecommunications network license specifies the licensee's rights and obligations as a provider of telephone service to the public. Pegaso holds frequency licenses in each of the nine geographic regions in Mexico allowing it to provide nationwide service. Pegaso is also licensed as a public telecommunications network provider. The frequency licenses are for initial terms of 20 years and may be renewed at the discretion of the SCT. The public telecommunications network license is for an initial term of 30 years, and may be renewed as long as Pegaso complies with applicable regulations.

   The SCT may grant licenses only to Mexican individuals and to Mexican corporations in which non-Mexicans hold no more than 49% of the voting shares. Cellular and PCS licensees may be more than 49% foreign-owned through a structure involving limited- or non-voting interests with the prior approval of the Mexican Foreign Investment Commission. Licenses may be sold or otherwise transferred only with the prior authorization of the SCT. In addition, any transfer of the shares of the holder of a license in excess of 10% of the total equity outstanding requires the prior approval of the SCT and may require notification to the Federal Competition Commission. A license may be terminated upon expiration or dissolution of the holder of the license. The SCT may revoke a license prior to its expiration under certain circumstances, including failure to comply with the obligations and conditions specified in the license. The Mexican government may also expropriate or temporarily seize assets related to a license, but is obligated to compensate at market value the owner of such assets.

   Pegaso is interconnected nationwide with other Mexican wireless and landline operators. Though interconnection arrangements are negotiated privately, Telmex is required by law to interconnect with wireless operators, and COFETEL will intervene where private parties reach an impasse. Wireless rates are not regulated in Mexico but the rates must be registered with the SCT.

   Competition. Although the deployment of advanced telecommunications services is in its early stages in Mexico, we believe competition is increasing as a number of international telecommunications companies, including Bell Atlantic, AT&T, MCI, Motorola, Nextel and SBC, and local competitors such as Telmex and other Mexican telecommunications companies, actively engage in developing telecommunications services in Mexico. Following the Mexican government's recent wireless auctions, there is one existing nationwide mobile wireless operator, Telmex, which operates through its subsidiaries Telcel and Dipsa; one carrier, Iusacell, with a large mixed band footprint consisting of four 800 MHz licenses and two 1900 MHz licenses; and Pegaso, which holds PCS licenses with nationwide coverage. In addition, Unefon has been granted nationwide licenses, and recently launched wireless local loop service. There are also several regional wireless carriers who offer wireless service in one or more of Mexico's nine regions but who do not have a broad national presence.

Discontinued Foreign Ventures

Smartcom

   On June 2, 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee (who held one share of the Series A preferred stock of Smartcom in order to comply with Chilean law which requires two shareholders for each Chilean sociedad anonima) in exchange for gross consideration of approximately $381.5 million. The purchase price consisted of:

   . approximately $156.8 million in cash;

   . repayment of Smartcom indebtedness to us and Inversiones of approximately
     $17.5 million and $35.8 million, respectively;

   . release of cash collateral posted by us in the United States to collateralize our reimbursement obligation with respect to a standby letter of credit issued in favor of ABN AMRO Bank (Chile) to secure Smartcom indebtedness of approximately $28.2 million; and

   . three promissory notes issued by Endesa to Inversiones in the aggregate amount of $143.2 million. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement.

   Each of the promissory notes matures on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. In addition, the sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from our consolidated balance sheet.

   Smartcom acquired a nationwide license in 1997 in the 1900 MHz band to offer PCS services in Chile. Smartcom's nationwide system began operation in September 1998. In April 1999, we increased our ownership of Smartcom from 50% to 100% when our Chilean subsidiary purchased 50% of Smartcom from Telex-Chile, a Chilean telecommunications company, and one of its affiliates for $28 million in cash and a $22 million interest-free note payable in three years. Following the acquisition, we recruited a new management team, upgraded the network capabilities and, in November 1999, relaunched service under a new brand name, SMARTCOM PCS. As a result of the favorable terms offered by Endesa for purchase of the Smartcom shares, which represented a substantial return on our original investment, we concluded that we could realize greater stockholder return through the sale than we could through continued investment in Smartcom.

Other Foreign Ventures

   Through a subsidiary, we own a 35% interest in Orrengrove Investments Limited, which in turn owns a 60% interest in three related companies referred to as the Transworld Companies, which are being liquidated. The third party satellite that the companies used to provide long distance service failed in April 1999. The directors of the Transworld Companies voted to liquidate the companies after reviewing a series of alternative business plans that did not meet their minimum financial performance criteria. As a result, we wrote down our investment in Orrengrove to the proceeds we expect to receive in connection with the pending liquidations.

   Through another subsidiary, we owned a 35% interest in Metrosvyaz Limited, a company that is attempting to establish joint ventures in Russia to construct and operate networks providing wireless local loop service. Metrosvyaz was funding its activities in part through a working capital facility from us. In August 1999, we declared default under loans to Metrosvyaz, stopped funding those loans and wrote off our remaining $9.6 million investment in Metrosvyaz.

   In August 1999, we sold our Australian subsidiary, OzPhone Pty. Limited, for $16.0 million. We had invested approximately $6.9 million in OzPhone before the sale. We concluded that we could achieve greater stockholder return through this sale than we could through years of continued investment in and development of OzPhone. Although OzPhone owned wireless licenses, it had not yet introduced service.

Government Regulation

   The spectrum licensing, construction, operation, sale and interconnection arrangements of wireless communications networks are regulated to varying degrees by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. Proceedings before these bodies, such as the FCC and state regulatory authorities, could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

   Licensing of PCS Systems. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, are for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both to a third party, and the FCC in recent years has also further split licenses in connection with re-auctions of PCS spectrum. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan statistical or rural service areas.

   The FCC's spectrum allocation for PCS includes two licenses, the 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as "Entrepreneur's Blocks." The FCC requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, receive additional benefits, such as bidding credits in C- or F-Block spectrum auctions or reauctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC's initial auctions of C- and F-Block licenses. The FCC's rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C- and F-Block licenses and to qualify as small or very small businesses. In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order.

   Under the FCC's current rules specifying spectrum aggregation limits affecting broadband PCS and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 MHz of PCS, cellular and certain specialized mobile radio services where there is significant overlap, except in rural areas. In rural areas, up to 55 MHz of spectrum may be held. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s).

   All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

   . provided substantial service during its past license term; and

   . has substantially complied with applicable FCC rules and policies and the Communications Act.

   All PCS licensees must satisfy buildout deadlines and geographic coverage requirements. For 30 MHz and 15 MHz C-Block licensees, this requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 10 MHz C- and F-Block licenses, the requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

   For a period of up to five years after the grant of a PCS license, subject to extension, a licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate one or more of these incumbent fixed microwave licensees.

   This transition plan currently allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for the costs of relocating to alternate spectrum locations.

   PCS services are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point to point microwave facilities to connect the transmitter, receiver, and signaling equipment for each PCS or cellular cell, the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

   The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes PCS. The FCC generally does not regulate commercial mobile radio service or private mobile radio service rates.

   Recent Modifications of C- and F-Block Eligibility Rules. The FCC has announced plans to hold a reauction of C- and F-Block licenses in December 2000. In response to the requests of a number of large carriers, including SBC Communications, Nextel Communications, BellSouth Corporation, Verizon Wireless and AT&T Wireless, the FCC has subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC has removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and will sell them in open bidding to any entity that purchases them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license will remain subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements will be permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses will remain subject to C- and F-Block eligibility rules and thus reserved for closed bidding by designated entities, while one 10 MHz C-Block license will be sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also will be sold at open bidding, such that previous C- and F-Block eligibility requirements will no longer apply.

   The FCC's recent actions taken in connection with the scheduled December reauction represent a compromise that makes some additional spectrum available to large carriers, but also continues to preserve C- and F-Block spectrum for designated entities. The FCC's C- and F-Block rules, as well as actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. Continuing changes to the C- and F-Block rules could, among other things, affect licenses available at FCC auction and in the aftermarket. Such rule changes could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C- and F-Block licenses.

  Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS or cellular system. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval subject to the FCC's spectrum aggregation limits.

  C- and F-Block licenses historically have been subject to certain additional transfer and assignment restrictions, including a prohibition on the assignment or transfer of such licenses for a period of five years following the initial license grant date to any entity that fails to satisfy C- and F-Block financial qualification requirements. These rules were revised by the FCC in August 2000. Under the revised rules, a C- or F-Block license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC.

   Foreign Ownership. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

   Recent Industry Developments. FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller's telephone number. While the FCC's rules include a requirement that emergency 911 services be made available to users with speech or hearing disabilities, the FCC has granted waivers of this requirement to various vendors pending the development of adequate technology. We may need to acquire such a waiver. Additionally, FCC regulations will require wireless carriers to identify the location of emergency 911 callers by use of either network-based or handset-based technologies, subject to a phase-in schedule. The FCC has been considering waiver requests from wireless service providers to extend the deadlines for emergency 911 implementation in order to reflect and recognize new technologies whose implementations cannot be completed in the allotted timeframe. On September 8, 2000, the FCC issued an order in which it (1) extended from October 1, 2000 to November 9, 2000, the date for wireless carriers to file emergency 911 implementation reports; (2) extended the deadline for carriers to begin selling and activating handsets that provide Automatic Location Identification, or ALI, capability from March 1, 2001 to October 1, 2001; (3) adopted a revised phase-in schedule for deployment of ALI-capable handsets; and (4) extended from December 31, 2004, to December 31, 2005, the date for carriers to reach full penetration of ALI-capable handsets in their total subscriber bases. The emergency 911 obligations of wireless carriers remain subject to pending proceedings at the FCC, which could further affect the types of emergency 911 solutions that wireless carriers will be permitted to provide, as well as the deadlines for compliance.

   On November 18, 1999, the FCC made certain modifications to its wireless emergency 911 requirements, including removal of a requirement that a mechanism be in place for wireless carriers to recover their costs of emergency 911 implementation before the emergency 911 obligation is triggered. The potential effect of this development on our business is uncertain.

   The Telecommunications Act mandated significant changes in existing regulation of the telecommunications industry intended to promote the competitive development of new service offerings, expand the public availability of telecommunications services and streamline regulation of the industry. The Telecommunications Act establishes a general duty of all telecommunications carriers, including PCS licensees, to interconnect with other carriers, directly or indirectly. The Telecommunications Act also contains a detailed list of requirements with respect to the interconnection obligations of local exchange carriers. Certain aspects of the FCC's implementation of the interconnection provisions of the Telecommunications Act remain subject to judicial review.

   Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time. However, they are also required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs, which require contributions from commercial mobile radio service providers. Commercial mobile radio services providers generally are subject to resale and roaming obligations. The FCC currently requires a commercial mobile radio services provider to permit unrestricted resale of its services. This rule is set to expire on November 24, 2002, although resale arrangements will continue to be subject to the non-discrimination and reasonableness requirements of Sections 201 and 202 of the Communications Act after that date. FCC rules also require commercial mobile radio services providers to provide mobile radio service upon request to any subscriber in good standing, including roamers, while the subscriber is within any portion of the licensee's licensed service area, and assuming that the subscriber is using technically compatible mobile equipment. The rule only mandates that carriers offer manual roaming, and does not require provision of automatic roaming. While such roaming requirements are not implicated by our local calling services, we could be affected by further FCC proceedings regarding the roaming obligations of wireless carriers.

   The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or PCS providers and from a cellular or PCS provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that an earlier number portability deadline is necessary to conserve telephone numbers. The FCC also has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. On August 26, 1999, the FCC adopted an order requiring wireless providers to provide information that identifies the cell sites at the origin and destination of a mobile call to law enforcement personnel in response to a lawful court order or other legal requirement. On May 31, 2000, Cricket petitioned the FCC for a temporary waiver of these requirements and we are currently working with law enforcement officials on a flexible deployment schedule. Section 222 of the Communications Act restricts carrier use of customer proprietary network information, or CPNI, which, among other things, identifies to whom, where, and when a customer places a call, and identifies the types of service offerings to which the customer subscribes and the extent to which the service is used. The FCC adopted CPNI rules pursuant to Section 222, but the order adopting those rules was overturned on appeal, and remains subject to further FCC review and proceedings. The extent to which these requirements will be applicable to other wireless carriers and us will be determined in these proceedings.

   The FCC has determined that commercial mobile radio service providers are subject to "rate integration" requirements added by the Telecommunications Act that mandate providers of interstate interexchange, commonly referred to as "long distance", services to charge the same rates for these services in every state. However, the U.S. Court of Appeal for the D.C. Circuit recently vacated this determination and remanded it back to the FCC for further review. Thus, the implementation and application of these requirements to various commercial mobile radio service offerings is still subject to pending FCC proceedings, and neither the outcome of these proceedings nor the impact of the rate integration requirement generally on our operations can be predicted at this time.

   In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. On March 17, 2000, the FCC released an order intended to optimize numbering resources by ensuring that telephone numbers are not warehoused or left unused by carriers. At the same time, it asked for further comment on other administrative and technical measures that would promote more efficient allocation and use of numbering resources. Adoption of some of the proposed methods could have a disproportionate impact on commercial mobile radio services providers.

   The FCC has adopted billing rules for landline telecommunications service providers and is considering whether to extend those rules to commercial mobile radio services providers. The FCC may require that more billing detail be provided to consumers, which could add to the expense of the billing process. Adoption of some of the FCC's proposals could increase the complexity of our billing processes and restrict our ability to bill customers for services in the most commercially advantageous way.

   The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities under Section 255 of the Telecommunications Act. The order requires telecommunications services providers, including Leap, to offer equipment and services that are accessible to and usable by persons with disabilities, if "readily achievable," meaning easily accomplishable and able to be carried out without much difficulty or expense, as determined by a number of factors enumerated in the Americans with Disabilities Act. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we may be required to make material changes to our network, product line or services, depending upon how the rules are interpreted and enforced.

   In June 1999, the FCC initiated an administrative rulemaking proceeding to help facilitate the offering of calling party pays as an optional wireless service. Under the calling party pays service, the party placing the call to a wireless customer pays the wireless airtime charges. Most wireless customers in the U.S. now pay both to place calls and to receive them. Adoption of a calling party pays system on a widespread basis could make commercial mobile radio service providers more competitive with traditional landline telecommunications providers for the provision of regular telephone service. The FCC's implementation of calling party pays may adversely affect our business.

   The FCC is currently examining a request by Sprint to clarify that wireless carriers are entitled to reciprocal compensation to cover the additional costs of switching or delivering to wireless customers local calls that originate on another network.

   State Regulation and Local Approvals. Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including PCS. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC to determine the scope of that authority. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear.

                                 RISK FACTORS

We Have a Limited Operating History

  We have only operated as an independent company since September 1998. Because we are at an early stage of development, we face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

The Cricket Business Strategy is Unproven

  Our business strategy in the United States, marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for a low, flat monthly rate. This strategy, which has been introduced in only a few markets, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our markets. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources.

The FCC's Decision that We are Qualified to Hold C-Block and F-Block Licenses is Subject to Review and Appeal

  Our business plan anticipates and depends primarily on our acquisition and operation of C-Block and F-Block licenses in the U.S. We believe that currently C-Block and F-Block licenses are generally more available and are less expensive to obtain than licenses in other FCC auction blocks, partly because a licensee may hold these licenses only if it qualifies as a "designated entity" under FCC rules.

  In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the highest bidder in the FCC's 1999 spectrum re-auction, and the transfer of three F-Block licenses from AirGate to one of our subsidiaries which cover portions of North Carolina, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In addition, in March 2000, the FCC approved the transfer to us of 11 C-Block licenses from Chase Telecommunications and one F-Block license from PCS Devco.

  The FCC's grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our business and financial condition.

  Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of our pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision with the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of our pending applications, alleging that we may no longer be compliant with C-and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

  We may not prevail in connection with any such appeals or proceedings. If the FCC determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of our licenses should be divested, cancelled or reauctioned.

We Have a History of Losses and Anticipate Future Losses

  Leap experienced net losses of approximately $75.8 million in the period from September 1, 1999 to December 31, 1999, $164.6 million in the year ended August 31, 1999, $46.7 million in the year ended August 31, 1998 and $5.2 million in the year ended August 31, 1997. According to generally accepted accounting principles, Leap must recognize some or all of its subsidiaries' losses. These losses are likely to be significant for the next several years as we launch service in new markets and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

Leap May Fail to Raise Required Capital

  We require significant additional capital to build-out and operate planned networks and for general working capital needs. We also require additional capital to invest in any new wireless opportunities, including capital for license acquisition costs. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. Developing companies in emerging markets such as Latin America have found it particularly difficult to raise capital. If we fail to obtain required new financing, that failure would have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in one or more of our subsidiaries or other ventures earlier than planned or at a "distressed sale" price.

We Face Significant Competition

  The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete directly with landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in advance of our planned launches in new markets. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

  In the U.S., we will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of whom have greater resources than we do and entered the market before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. The FCC will soon auction licenses that will authorize the entry of additional wireless providers in each market. In addition, other wireless providers in the U.S. could attempt to implement our domestic strategy of providing unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete are already used by some of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

  Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Bell Atlantic, AT&T, MCI, Motorola, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases in its markets. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

  We compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies who offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, we expect that, over time, providers of wireless communications services will compete more directly with providers of traditional landline telephone services as do we, energy companies, utility companies and cable operators who expand their services to offer communications services.

A Shareholder's Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

  On October 20, 2000, 26,869,840 shares of our common stock were outstanding, and 19,473,613 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce a shareholder's percentage ownership in Leap.

  The following shares were reserved for issuance as of October 20, 2000:

  . 4,500,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part at any time between now and September 2008;

  . 7,465,580 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap's equity incentive plans;

  . 3,139,599 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap's common stock to the stockholders of Qualcomm;

  . 550,416 shares reserved for issuance upon consummation of our pending acquisitions of wireless licenses in Denver, Colorado, Visalia California, and Albany, Columbus and Macon, Georgia, and up to 785,598 shares (subject to certain adjustments based on changes in the market value of wireless licenses) reserved for issuance in connection with our pending acquisition of wireless licenses in Buffalo and Syracuse, New York, all of which acquisitions are subject to FCC approval and other conditions;

  . 202,566 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

  . 2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

  Dilution of the outstanding number of shares of our common stock could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

  We have obtained and expect to continue to obtain much of our required capital through debt financing. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

  Our high leverage could have important consequences, including the following:

  .  our ability to obtain additional financing may be impaired;

  . a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

  . our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy; and

  . high levels of debt may reduce the value of stockholders' investments in Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

  We may not have sufficient future cash flows to meet our debt payments or may not be able to refinance any of our debt at maturity. We also face additional risks with respect to our financing arrangements with vendors. These equipment financings depend on meeting planned levels of performance such as meeting specific target levels for potential and actual customers. If we fail to meet performance requirements, our equipment financing may be restricted or cancelled.

Our Debt Instruments Contain Provisions and Requirements That Could Limit Our Ability to Pursue Borrowing Opportunities

  The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in the senior debt of our subsidiaries, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions, such as the acquisition of wireless licenses. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

  .  create liens;

  . make certain payments, including payments of dividends and distributions in respect of capital stock;

  .  consolidate, merge and sell assets;

  .  engage in certain transactions with affiliates; and

  .  fundamentally change our business.

  In addition, such senior debt requires us to maintain certain ratios, including:

  .  leverage ratios;

  .  interest coverage ratios; and

  .  fixed charges ratios;

and to satisfy certain tests, including tests relating to:

 .    minimum covered population in order to incur additional indebtedness; and

 .    minimum number of subscribers to our services in order to incur additional indebtedness.

  We may not satisfy the financial ratios and tests under our senior debt due to events that are beyond our control. If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes.

Adverse Regulatory Changes Could Impair Our Ability to Maintain Existing Licenses and Obtain New Licenses

  We must maintain our existing telecommunications licenses and those we acquire in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, we could lose a license if we fail to construct or operate a wireless network as required by the license. If we lose a license, that loss could have a material adverse effect on our business and financial condition.

  State regulatory agencies, the FCC, the U.S. Congress, the courts and other governmental bodies regulate the operation of wireless telecommunications systems and the use of licenses in the U.S. The FCC, Congress, the courts or other federal, state or local bodies having jurisdiction over our operating companies may take actions that could have a material adverse effect on our business and financial condition.

  The FCC has announced plans to hold a reauction of C- and F-Block licenses in December 2000. In response to the requests of a number of large carriers, including SBC Communications, Nextel Communications, BellSouth Corporation, Verizon Wireless and AT&T Wireless, the FCC has subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC has removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and will sell them in open bidding to any entity that purchases them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license will remain subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements will be permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses will remain subject to C- and F-Block eligibility rules and thus reserved for closed bidding by designated entities, while one 10 MHz C-Block license will be sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also will be sold at open bidding, such that previous C- and F-Block eligibility requirements will no longer apply.

  The FCC's recent actions taken in connection with the scheduled December reauction represent a compromise that makes some additional spectrum available to large carriers, but also continues to preserve C- and F-Block spectrum for designated entities. The FCC's C- and F-Block rules, as well as actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. Continuing changes to the C- and F-Block rules could, among other things, affect licenses available at FCC auction and in the aftermarket. Such rule changes could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C- and F-Block licenses.

  Foreign governmental authorities regulate the operation of wireless telecommunications systems and the use of licenses in the foreign countries in which we operate. In some cases, the regulatory authorities also operate our competitors. Changes in the current regulatory environment of these markets could have a negative effect on us. In addition, the regulatory frameworks in some of these countries are relatively new, and the interpretation of regulations is uncertain.

  We believe that the process of acquiring new telecommunications licenses will be highly competitive. If we are not able to obtain new licenses, or cannot otherwise participate in companies that obtain new licenses, our ability to expand our operations would be limited.

We Have Encountered Reliability Problems During the Initial Deployment of Our Networks

  As is typical with newly-constructed networks, we have experienced reliability problems with respect to network infrastructure equipment in our initial years of operation. We are working with equipment suppliers to address these problems. Chase Telecommunications has replaced the majority of its network infrastructure in Chattanooga with equipment from a different vendor that we believe is better suited to the high usage patterns of the Cricket service. Replacing system components requires significant expenditures and diverts management's attention from other matters. If our network infrastructure equipment ultimately fails to perform as expected, that failure could have a material adverse effect on our business and financial condition.

We May Experience Difficulties in Constructing and Operating Our
Telecommunications Networks

  We will need to construct new telecommunications networks and expand existing networks. We will heavily depend on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Pegaso's launch of commercial service in Mexico City was delayed several months due to delays in obtaining the required permits from local authorities for cell site construction and some planned 2000 launches have been delayed. One of our planned Cricket launches has also been delayed a few weeks.

  We may not complete construction projects within budget or on a timely basis. A failure to satisfactorily complete construction projects could jeopardize wireless licenses and customer contracts. As a result, a failure of this type could have a material adverse effect on our business and financial condition.

  Even if we complete construction in a timely and cost effective manner, we will also face challenges in managing and operating our telecommunications systems. These challenges include operating and maintaining the telecommunications operating equipment and managing the sales, advertising, customer support, billing and collection functions of the business. Our failure in any of these areas could undermine customer satisfaction, increase customer turnover, reduce revenues and otherwise have a material adverse effect on our business and financial condition.

If We Experience a High Rate of Customer Turnover, Our Costs Could Increase

  Many providers in the U.S. personal communications services, or PCS, industry have experienced a high rate of customer turnover as compared to cellular industry averages. In September 2000, our rate of customer turnover was approximately 5.3%, down from over 7% in May 2000. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs in order to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business and financial condition.

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

  Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. We intend to design our U.S. networks to accommodate the expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

Risks Associated with Our International Operations Could Adversely Affect Our Business

  We face many risks from our international activities. Pegaso in Mexico largely depends on the Mexican economy. The Mexican market is subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product.

  Mexico's currency and financial markets continue to experience volatility. The impact on the Mexican economy of the economic crisis that began in Asia and then spread to Eastern Europe and Brazil has affected the ability of Mexican companies to access the capital markets. The ability of Mexican companies to access the capital markets may not improve and may deteriorate further in the future. The economy of Mexico historically is affected by fluctuations in the price of oil and petroleum products. Fluctuations in the prices of these products and continuing political tensions in Mexico could negatively impact our prospects in Mexico.

  In addition, foreign laws and courts govern many of the agreements of Pegaso. Other parties may breach or may make it difficult to enforce these agreements.

Our Results of Operations May be Harmed by Foreign Currency Fluctuations

  We are exposed to risk from fluctuations in foreign currency rates, which could impact our results of operations and financial condition. Although we report our financial statements in U.S. dollars, Pegaso reports its results in Mexican pesos. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the applicable local currency will affect our results of operations as well as the value of our ownership interest in Pegaso and other future foreign ventures. We do not currently hedge against foreign currency exchange rate risks.

  Generally, our international ventures generate revenues that are paid in their local currency. However, many of these ventures' major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the national currency of an international venture could significantly increase the venture's expenses and could have a material adverse effect on our business and financial condition. For example, our international ventures may be unable to satisfy their obligations under equipment supply agreements denominated in U.S. dollars in the event of currency devaluations. In some developing countries, including Mexico, significant currency devaluations relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, Leap and its international ventures may experience economic loss with respect to the collectibility of payments from their business partners and customers and the recoverability of their investments.

The Technologies That We Use May Become Obsolete, Which Would Limit Our Ability to Compete Effectively

  We have employed digital wireless communications technology based on CDMA technology. We are required under an agreement entered into with Qualcomm in connection with our spin-off to use only cdmaOne systems in international operations through January 2004. Other digital technologies may ultimately prove to have greater capacity or features and be of higher quality than CDMA. If another technology becomes the preferred industry standard in any of the countries in which we operate, we may be at a competitive disadvantage, and competitive pressures may require us to change our digital technology at substantial cost. We may not be able to respond to those pressures or implement new technology on a timely basis, or at an acceptable cost. If CDMA technology becomes obsolete at some time in the future, and we are unable to effect a cost-effective migration path, it could materially and adversely affect our business and financial condition.

If Wireless Handsets Pose Health and Safety Risks, We May Be Subject to New Regulations, and Demand for Our Services May Decrease

  Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC has updated the guidelines and methods it uses for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that digital technologies pose health concerns and cause interference with hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless service.

The Loss of Key Personnel Could Harm Our Business

  We believe our success depends on the contributions of a number of our key personnel. These key personnel include Harvey P. White, Chairman of the Board and Chief Executive Officer of Leap, and Susan G. Swenson, President and Chief Operating Officer of Leap and Chief Executive Officer of our Cricket Communications subsidiary. If we lose the services of key personnel, that loss could materially harm our business. We do not maintain "key person" life insurance on any employee.

Our Stock Price is Volatile

  The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past quarter and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include:

  . future announcements concerning Leap or its competitors, including the announcement of joint development efforts;

  .  changes in the prospects of our business partners or equipment suppliers;

  . delays in the construction of planned Cricket networks and in the general implementation of our business plan;

  .  quality deficiencies in our networks;

  .  results of technological innovations;

  . government regulation, including the FCC's review of our acquisition of wireless licenses;

  . changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors; and

  .  public perception of risks associated with our international operations.

  Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings or delays in network build-out in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management's attention and resources which could, in turn, have a material adverse effect on our business and financial condition.

We Do Not Intend to Pay Dividends in the Foreseeable Future

  We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of the indenture governing the notes issued in our February 2000 units offering restrict our ability to declare or pay dividends. We intend to retain future earnings to fund our growth. Accordingly, shareholders will not receive a return on their investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on their investment even if they sell their shares. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

A Determination that Leap is an Investment Company Could Adversely Affect Our Business

  Our ownership interest in Pegaso was 20.1% as of October 10, 2000, and we expect that future investments in ventures will include ownership interests of less than 50% and that our interests will vary over time as the ventures raise additional capital. As a result, we could be subject to the registration requirements of the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration of companies that engage primarily in the business of investing in stock. Because we intend to actively participate in the business operations of our subsidiaries and other ventures, we do not believe that we are primarily engaged in the business of investing in stock. We intend to monitor and adjust our interests in our ventures to the extent practical to avoid being subject to the Investment Company Act of 1940. If we must register as an investment company under the Investment Company Act of 1940, compliance with these regulations will negatively impact our business.

We Have Implemented or are Subject to Anti-Takeover Provisions That Could Prevent or Delay an Acquisition of Leap That is Beneficial to our Stockholders

  Leap's charter and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our charter and bylaw provisions could diminish the opportunities for a stockholder to participate in tender offers. The charter and bylaws may also restrain volatility in the market price of Leap common stock resulting from takeover attempts. In addition, our board of directors may issue preferred stock that could have the effect of delaying or preventing a change in control of Leap. The issuance of preferred stock could also negatively affect the voting power of holders of Leap common stock. The provisions of the charter and bylaws may have the effect of discouraging or preventing an acquisition of Leap or a sale of its businesses. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

  We have adopted a rights plan that could discourage, delay or prevent an acquisition of Leap at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of Leap common stock which will cause substantial dilution to a person or group acquiring 15% or more of Leap's stock if the acquisition is not approved by our board of directors.

  The transfer restrictions imposed on the U.S. wireless licenses we own also adversely affect the ability of third parties to acquire us. Our licenses may only be transferred with prior approval by the FCC. In addition, we are prohibited from voluntarily assigning or transferring control of our C-Block and F-Block licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established by the FCC for designated entities. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving Leap would be subject to regulatory approval.

  In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness.

Financial Information Concerning Segments and Geographical Information

  Financial information concerning Leap's operating segments and the geographic areas in which it operates is set forth in Note 12 to the Consolidated Financial Statements set forth in Item 8 of this report.

Employees

  On October 1, 2000, Leap employed approximately 427 full time employees, including the approximately 365 employees of its subsidiary, Cricket Communications.

Item 2.  Properties

  Leap has leased two facilities totaling approximately 60,000 square feet of office space in San Diego, California. Leap currently leases these facilities for sales, marketing, product development and administrative purposes. Approximately 10,000 square feet of these facilities are on a short-term lease.

  In addition, Leap has leased nine facilities for regional and local offices for markets in which it has or expects to launch service. These facilities range from approximately 5,000 to approximately 19,000 square feet. Leap leases approximately 25 retail facilities in markets in which it has launched or intends to launch service that range from shopping center kiosks to stores of up to approximately 2,400 square feet. In addition, Leap has leased 14 facilities for central switch facilities and more than 400 cell sites in markets in which it has launched or intends to launch service.

Item 3.  Legal Proceedings

  In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, Carolina PCS Limited Partnership I, L.P., a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. In July 2000, the FCC affirmed its July 1999 order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and Carolina PCS subsequently appealed the FCC's decision to the U.S. Court of Appeal for the D.C. Circuit. Leap has filed a motion seeking summary dismissal of this appeal, based upon Leap's belief that Carolina PCS has no standing to challenge the FCC's July 2000 order. The FCC has filed in support of Leap's motion, which awaits disposition by the court. Leap believes the arguments of Carolina PCS are without merit and intends to vigorously contest the appeal.

   Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of Leap's management, the ultimate liability for such claims will not have a material adverse effect on Leap's consolidated financial position, results of operations or cash flows.

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

   In August 2000, Leap elected Anthony R. Chase and Jill E. Barad to newly created seats on its Board of Directors.

   2.   Approval of prior adoption of the 1998 Stock Option Plan:

          Affirmative Votes                5,556,774
          Negative Votes                     562,133
          Abstaining                         130,651
          Broker Non-Votes                10,655,175

   3. Approval of prior adoption of the 1999 Stock Option Plan of Cricket Communications Holdings, Inc.:

          Affirmative Votes                5,565,083
          Negative Votes                     560,181
          Abstaining                         124,444
          Broker Non-Votes                10,655,025

   4. Ratification of selection of PricewaterhouseCoopers LLP as Leap's independent accountants:

          Affirmative Votes               16,832,013
          Negative Votes                      29,194
          Abstaining                          43,008
          Broker Non-Votes                         0

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Leap's Common Stock, $.0001 par value per share, has traded on The Nasdaq National Market under the symbol "LWIN" since September 24, 1998. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market in each of the periods indicated:

                                                          High     Low
                                                         -------  ------
          Calendar Year - 1998
            Third Quarter (from September 28, 1998)....  $  8.00  $ 4.00
            Fourth Quarter.............................  $  7.50  $ 2.69
          Calendar Year - 1999
            First Quarter..............................  $ 14.88  $ 5.19
            Second Quarter.............................  $ 25.50  $11.38
            Third Quarter..............................  $ 26.06  $14.56
            Fourth Quarter.............................  $ 94.06  $23.25
          Calendar Year - 2000
            First Quarter..............................  $110.50  $47.06
            Second Quarter.............................  $ 99.75  $32.25
            Third Quarter..............................  $ 81.88  $44.75
            Fourth Quarter (through October 26, 2000)..  $ 66.63  $38.50

   On October 26, 2000, the last reported sale price of Leap's common stock on the Nasdaq National Market was $43.50. As of October 26, 2000 there were 26,882,426 shares of Common Stock outstanding held by approximately 1,632 holders of record.

   Leap has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The terms of the indenture governing the notes issued in Leap's February 2000 units offering restrict its ability to declare or pay dividends. Leap intends to retain any earnings to fund its growth.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

   These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements included elsewhere in this report.

                                                                                                                       Period from
                                                                                      Year Ended August 31,           September 1 to
                                                                            ---------------------------------------    December 31,
                                                                             1996     1997      1998       1999            1999
                                                                            ------  -------- ---------- -----------   --------------
Statement of Operations Data(1):
Operating revenues...............................................          $    --   $    --   $     --   $   3,907     $  6,772
Operating expenses:
 Cost of revenues and operations.................................               --        --         --      (3,810)     (10,169)
 Selling, general and administrative expenses....................             (396)   (1,361)   (23,888)    (28,745)     (19,344)
 Depreciation and amortization...................................               --        --         --      (5,824)      (6,926)
                                                                           -------   -------   --------   ---------     --------
  Total operating expenses.......................................             (396)   (1,361)   (23,888)    (38,379)     (36,439)
                                                                           -------   -------   --------   ---------     --------
 Operating loss..................................................             (396)   (1,361)   (23,888)    (34,472)     (29,667)
Equity in net loss of unconsolidated
 wireless operating companies....................................               --    (3,793)   (23,118)   (100,300)     (23,077)
Write-down of investments in unconsolidated wireless
 operating companies.............................................               --        --         --     (27,242)          --
Interest income..................................................               --        --        273       2,505          764
Interest expense.................................................               --        --         --     (10,356)     (12,283)
Foreign currency transaction losses..............................               --        --         --      (7,211)      (8,247)
Gain on sale of wholly owned subsidiary..........................               --        --         --       9,097           --
Gain on issuance of stock by unconsolidated wireless
 operating company...............................................               --        --         --       3,609           --
Other income (expense), net......................................               --        --         --        (243)      (3,336)
                                                                           -------   -------   --------   ---------     --------
Net loss.........................................................          $  (396)  $(5,154)  $(46,733)  $(164,613)    $(75,846)
                                                                           =======   =======   ========   =========     ========
Basic and diluted net loss per common share (2)..................          $ (0.02)  $ (0.29)  $  (2.65)  $   (9.19)    $  (4.01)
                                                                           =======   =======   ========   =========     ========
Shares used to calculate basic and diluted net loss per common
 share(2)........................................................           17,648    17,648     17,648      17,910       18,928
                                                                           =======   =======   ========   =========     ========

                                                                             As of August 31              As of
                                                                -------------------------------------  December 31,
                                                                 1996      1997      1998      1999        1999
                                                                ------   -------   -------   --------- ------------
          Balance Sheet Data(1):
          Cash and cash equivalents........................      $  --   $    --  $     --   $  26,215 $     44,109
          Working capital (deficit)........................       (111)     (279)  (14,789)      6,587       50,361
          Restricted cash equivalents .....................         --        --        --          --       20,550
          Total assets.....................................         --    42,267   157,752     335,331      360,765
          Long-term debt...................................         --        --        --     221,812      303,818
          Stockholders' equity (deficit)...................       (111)   41,988   142,963      70,900       10,892

          _____________
          (1) For the fourth quarter of the year ended August 31, 1999, and for the period from September 1, 1999 to December 31, 1999, the financial statements of Smartcom are included in the consolidated financial data as a result of Leap's acquisition of the remaining 50% interest in Smartcom on April 19, 1999. Before the fourth quarter, Leap's investment in Smartcom was accounted for using the equity method of accounting. Leap subsequently divested its entire interest in Smartcom in June 2000.

          (2) The basic and diluted net loss per common share for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999 was calculated by dividing the net losses by 18,927,981 and 17,910,440, respectively, the weighted average number of common shares outstanding during each of the periods. Leap was a wholly owned subsidiary of Qualcomm before September 23,

    1998. The basic and diluted net loss per common share for the years ended August 31, 1998, 1997 and 1996 were calculated by dividing the net loss by the 17,647,685 shares of Leap common stock issued in the distribution to Qualcomm's stockholders on September 23, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and related notes.

   Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various markets the operating companies serve which could adversely affect the market for wireless services; the ability of Leap or its operating companies to access capital markets; the delayed build-out of the systems; Leap's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward-looking statements should be considered in the context of these and other risk factors detailed in this report, under the heading "Risk Factors." Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

Overview

   Leap is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing an innovative business strategy to extend the benefits of mobility to the mass market by offering digital wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. Cricket service is operated by Cricket Communications, Inc., a wholly owned subsidiary of Leap through Cricket Communications Holdings. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 41.7 million potential customers.

   Internationally, we are currently a minority shareholder and actively involved on the board of Pegaso Telecomunicaciones, a company that is involved in developing and operating a nationwide digital wireless system in Mexico. While our current emphasis is on our U.S.-based operations, we plan to focus our international efforts in markets primarily in the Americas where we believe the combination of unfulfilled demand and our attractive wireless service offerings will fuel rapid growth. In Mexico, we were a founding shareholder and have invested $100 million in Pegaso, a joint venture with Grupo Pegaso. We currently own 20.1% of Pegaso, which is deploying and operating the first 100% digital wireless communications network in Mexico. Pegaso holds wireless licenses generally in the 1900 MHz band to provide nationwide service covering all of Mexico, with approximately 99 million potential customers.

   On June 2, 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee (who held one share of the Series A preferred stock of Smartcom in order to comply with Chilean law which requires two shareholders for each Chilean sociedad anonima), in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes, the repayment of intercompany debt due to Leap by Smartcom, and the release of cash collateral. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement. In addition, the sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from our consolidated balance sheet.

   Smartcom holds a nationwide wireless license in the 1900 MHz band and operates a nationwide digital wireless system in Chile. In April 1999, we acquired the remaining 50% of Smartcom that we did not already own. Subsequently, we recruited a new management team, upgraded the network capabilities and, in November 1999, relaunched service under a new brand name, SMARTCOM PCS. Smartcom's network is the only CDMA-based network in Chile.

   In June 2000, through a subsidiary merger, we acquired the 5.11% of Cricket Communications Holdings that we did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of our common stock. As a result, an aggregate of 1,048,635 shares of our common stock were issued. We also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of our common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of our common stock.

   We are in the early stages of development and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses and our proportionate share of the losses in our unconsolidated wireless operating companies are expected to grow.

   The term "operating company" refers to Cricket Communications, Chase Telecommunications, Smartcom and Pegaso.

Recent or Pending Acquisitions

   Chase Telecommunications. In March 2000, we completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of approximately $131.3 million), a warrant to purchase 1% of the common stock of Cricket Communications Holdings (which has been converted into a warrant to acquire 202,566 shares of Leap common stock) at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities assumed included approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $109.7 million has been allocated to intangible assets. Intangible assets consist of primarily wireless licenses which are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service.

   Wireless licenses. Leap acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 in cash. From January through October 2000, we completed the purchase of several additional licenses in the United States from various third parties for an aggregate of $39.4 million in cash, 333,450 shares of our common stock that had an aggregate fair value at the time of purchase of $18.7 million and the assumption of $12.4 million in debt owed to the FCC related to the licenses. During the same period, we entered into agreements with third parties to purchase additional licenses in exchange for cash, shares of common stock and the assumption of FCC debt with an aggregate estimated value of $174.4 million as of October 26, 2000, subject to certain adjustments based upon changes in the market value of wireless licenses. Each of the pending agreements is subject to customary closing conditions, including FCC approval, but no assurance can be given that they will be closed on schedule or at all.

  In July 1999, the FCC issued an opinion and order that found that we were qualified to acquire C-Block and F-Block licenses. The order also approved our acquisition of the 36 C-Block licenses for which we were the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. In October 1999, the FCC issued the 36 licenses we acquired in the reauction.

  The FCC's grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our financial condition and business prospects.

  Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of our pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of our pending FCC applications, alleging that we may no longer be compliant with C-and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licenses or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

   We may not prevail in connection with any such appeals or proceedings and we may not remain qualified to hold C-Block or F-Block licenses. If the FCC determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that all of our licenses should be divested, cancelled or reauctioned.

Presentation

   In April 1999, we increased our ownership interest in Smartcom from 50% to 100%. As a result of the reporting lag we have adopted for our foreign operating companies, we began fully consolidating Smartcom's results of operations in June 1999, the beginning of the fourth quarter of the year ended August 31, 1999. Before that, we accounted for our investment in Smartcom under the equity method of accounting. On June 2, 2000, we sold all of the outstanding shares of Smartcom to Endesa. We account for our interest in Pegaso under the equity method of accounting. As of December 31, 1999 we owned 28.6% of Pegaso. We currently own 20.1% of Pegaso.

   The directors of the Transworld Companies, partially owned subsidiaries of Orrengrove, a company in which we have an indirect interest, previously voted to liquidate the companies. The decision followed the Transworld Companies' loss of leased satellite transmission capacity and the companies' failure to develop an acceptable business plan that did not utilize satellite transmission. As a result of these developments, we wrote down our indirect investment in the Transworld Companies in the fourth quarter of the year ended August 31, 1999. In addition, we have ceased funding loans to Metrosvyaz and, as a result, have written off our remaining investment in Metrosvyaz in the fourth quarter of the year ended August 31, 1999.

   On July 31, 2000, the Board of Directors of the Company elected to change the Company's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company is required to issue consolidated financial statements as of and for the four month period ended December 31, 1999. To accommodate the different fiscal periods of the Company and its foreign operating companies, the Company recognized its share of net earnings or losses of such foreign companies on a two month lag. In conjunction with the Company's change in fiscal year end, this lag was extended to three months beginning in the period from September 1, 1999 to December 31, 1999. The effect of this change on previously reported amounts was adjusted in accumulated deficit in the period from September 1, 1999 to December 31, 1999.

Results of Operations

Four Months Ended December 31, 1999 Compared to Four Months Ended December 31, 1998

   We incurred a net loss of $75.8 million during the four month period ended December 31, 1999 compared to a net loss of $26.1 million in the corresponding period of the prior year. The increase relates primarily to the costs associated with the launch of network service in new markets. Pegaso launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. In addition, in November 1999 we re-launched service in Chile under a new brand name and corporate identity. As a result, total subscribers on our networks reached approximately 206,000 subscribers at December 31, 1999 (22,000 in the U.S., 78,000 in Chile and 106,000 in Mexico), compared to a total subscriber base of approximately 23,000 subscribers at December 31, 1998.

   As a direct result of the consolidation of Smartcom, we recorded $6.6 million of operating revenues, $10.2 million of cost of operating revenues, $9.9 million of additional selling, general and administrative expenses, $6.7 million of additional depreciation and amortization, $4.7 million of additional net interest expense, and $8.2 million of foreign currency transaction losses during the four month period ended December 31, 1999. Smartcom's net loss of $33.1 million recognized during the four month period ended December 31, 1999, before intercompany eliminations, compared to $4.5 million that we recognized under the equity method for our 50% interest in the corresponding period of the prior year. During the four months ended December 31, 1998, we did not report any operating revenues because all of our revenue generating operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the four months ended December 31, 1998.

   We incurred $19.3 million of selling, general and administrative expenses during the four month period ended December 31, 1999, compared to $5.3 million in the corresponding period of the prior year. The increase included $9.9 million from the consolidation of Smartcom. Excluding Smartcom, selling, general and administrative expenses increased by $4.1 million over the corresponding four month period of the prior year due to increased staffing and business development activities related to Cricket Communications. We expect that selling, general and administrative expenses will increase in the future as a result of ongoing business development efforts on current and new projects.

   We incurred an operating loss of $29.7 million during the four month period ended December 31, 1999 compared to an operating loss of $5.5 million in the corresponding period of the prior year. The $24.2 million increase primarily reflects the consolidation of Smartcom. We expect substantial growth in subscribers, operating revenues and operating expenses as a result of our acquisition and consolidation of Chase Telecommunications in March 2000 and the planned development and launch of Cricket service in multiple U.S. markets. We also expect substantial growth in Pegaso's subscribers, operating revenues and operating expenses; however, because Pegaso is accounted for under the equity method, its operating revenues and expenses are not consolidated.

   Equity in net loss of unconsolidated wireless operating companies was $23.1 million during the four month period ended December 31, 1999 compared to $19.9 million in the corresponding period of the prior year. During the four months ended December 31, 1999, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications. During the corresponding period of the prior year, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation. Despite these changes, equity in net loss of unconsolidated wireless operating companies increased as a result of the costs associated with the launch of Pegaso's service and the expansion of Cricket services by Chase.

   Interest expense was $12.3 million during the four month period ended December 31, 1999, compared to $1.3 million in the corresponding period of the prior year. Interest expense related primarily to borrowings under our credit agreement with Qualcomm and Smartcom's financing of its wireless communications network. We expect interest expense to increase substantially in the future due to our senior notes and senior discount notes borrowings in February 2000, new financing agreements with infrastructure equipment vendors and expected additional borrowings used to fund the construction of wireless networks in various markets across the United States.

   Foreign currency transaction losses of $8.2 million during the four month period ended December 31, 1999 reflected unrealized foreign exchange losses recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

   We incurred a net loss of $164.6 million in the year ended August 31, 1999 compared to a net loss of $46.7 million in the year ended August 31, 1998. The increase resulted primarily from start-up costs associated with our international operating companies. Our share of these start-up costs, $100.3 million in the year ended August 31, 1999, is recorded as equity in net loss of unconsolidated wireless operating companies. In addition, in the year ended August 31, 1999, we recorded a write-down of equity investments of $27.2 million, interest expense and amortization of debt discount and facility fee of $10.4 million, foreign currency transaction losses of $7.2 million, a gain on the sale of a wholly owned subsidiary of $9.1 million and a gain on issuance of stock by an unconsolidated wireless operating company of $3.6 million.

   As a direct result of the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999, we recorded $3.9 million of operating revenues, $3.8 million of cost of operating revenues, $4.5 million of additional selling, general and administrative expenses, $5.3 million of additional depreciation and amortization, $2.9 million of additional interest expense, and $7.2 million of foreign currency transaction losses. Smartcom's full consolidation increased our net loss in the year ended August 31, 1999 by $9.9 million. During the prior year, we did not report any operating revenues because all of our operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the prior year.

   We incurred $28.7 million of selling, general and administrative expenses in the year ended August 31, 1999 compared to $23.9 million in the year ended August 31, 1998. The increase resulted from the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999. Excluding Smartcom, selling, general and administrative expenses remained relatively flat.

   We incurred an operating loss of $34.5 million in the year ended August 31, 1999 compared to an operating loss of $23.9 million in the year ended August 31, 1998. The $10.6 million increase primarily reflects the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999.

   Equity in net loss of unconsolidated wireless operating companies was $100.3 million in the year ended August 31, 1999 compared to $23.1 million in the year ended August 31, 1998. The significant increase in our share of the net loss of our unconsolidated wireless operating companies related primarily to the expenditures they incurred in launching their network services, including marketing and other expenses, and the amortization of their capitalized network costs. Smartcom, accounted for under the equity method until the fourth quarter of 1999, launched nationwide service in September 1998. Pegaso launched operations in Tijuana, Guadalajara and Monterrey from February through September 1999. Chase Telecommunications launched its traditional mobile service in the U.S. in September 1998 and re-launched service utilizing Leap's Cricket wireless concept in March 1999. In addition, Petrosvyaz, a Metrosvyaz joint venture, launched commercial service in St. Petersburg in April 1999. Equity in net loss of unconsolidated wireless operating companies included a $16.9 million asset impairment charge in the year ended August 31, 1999 as a result of the satellite failures experienced by the Transworld Companies.

   After reviewing a series of alternative business plans that did not meet their minimum financial performance criteria, the directors of the Transworld Companies voted to liquidate the companies and to distribute their net assets to their stockholders. As a result, we recorded a $17.6 million write-down in the fourth quarter of the year ended August 31, 1999, reducing our investment in Orrengrove to the liquidation proceeds we expect to receive.

   In August 1999, we declared default under loans to Metrosvyaz, stopped funding those loans, wrote off our remaining $9.6 million investment in Metrosvyaz and issued a demand for arbitration against Metrosvyaz and one of its directors with respect to those loans. In response, on March 21, 2000, Metrosvyaz filed suit against us and certain of our directors and officers in the U.S. District Court for the

Southern District of California. The Metrosvyaz suit alleged claims for libel, trade libel, intentional and negligent interference with prospective advantage and breach of fiduciary duty.

   On April 27, 2000, we resolved our differences with Metrosvyaz. As part of the settlement, Metrosvyaz dismissed its action against Leap and its officers in the federal court in San Diego, Leap dismissed its demand for arbitration, and both companies agreed to general releases. Leap surrendered its interest in a joint venture company that owned an interest in Metrosvyaz, wrote off the remaining balance of its investments in Russia and received a contractual right to certain contingent payments from Qualcomm.

   Interest expense in the year ended August 31, 1999 related primarily to borrowings under our credit agreement with Qualcomm and the consolidation of $2.9 million of Smartcom interest expense in the fourth quarter of the year ended August 31, 1999. Smartcom's interest expense related primarily to the financing of its wireless communications network. Leap did not incur any interest expense during the year ended August 31, 1998.

   Foreign currency transaction losses of $7.2 million in the year ended August 31, 1999 reflected unrealized foreign exchange losses recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso during the fourth quarter of the year ended August 31, 1999.

   Gain on sale of wholly owned subsidiary of $9.1 million in the year ended August 31, 1999 resulted from our sale of OzPhone Pty. Ltd., our Australian operating company. OzPhone held wireless licenses but had not initiated service.

   Gain on issuance of stock by unconsolidated wireless operating company of $3.6 million in the year ended August 31, 1999 reflects a reduction in our share of Pegaso's accumulated losses as a result of a decrease in our percentage ownership of Pegaso. In July 1999, several other investors increased their ownership interest in Pegaso by $50 million of capital as previously planned.

Year Ended August 31, 1998 Compared to Year ended August 31, 1997

   General and administrative expenses were $23.9 million for the year ended August 31, 1998, compared to $1.4 million for the year ended August 31, 1997. The increase was due principally to increases in business development activities relating to projects to create our operating companies in Mexico and Russia. These development activities resulted in significantly higher consulting expenses and an increase in Qualcomm's corporate overhead allocated to us.

   Equity in net loss of unconsolidated wireless operating companies for the year ended August 31, 1998 was $23.1 million, compared to $3.8 million in the year ended August 31, 1997. The net loss for the year ended August 31, 1998 represented our share of the net losses of the wireless operating companies in which we then held an ownership interest accounted for under the equity method of accounting. These losses consisted of costs incurred before service launch during the network build-out and testing phases. Equity in net loss of unconsolidated wireless operating companies of $3.8 million for the year ended August 31, 1997 primarily reflected our equity share in the net loss of Chase Telecommunications Holdings, which began network planning and initial build-out activities earlier in the year.

Liquidity and Capital Resources

General

   Over the next twelve months from October 2000, we have budgeted a total of approximately $1,369.0 million for the following capital requirements:

   . approximately $1,233.0 million for capital expenditures for the build-out of Cricket networks and to fund operating losses;

   . approximately $124.0 million in connection with our pending acquisitions of wireless licenses; and

   . approximately $12.0 million for general corporate overhead and other expenses.

   Our actual expenditures may vary significantly depending upon whether we purchase additional wireless licenses, the progress of the build-out of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

   As of September 30, 2000, we had a total of approximately $2,378.4 million in unused capital resources for our future cash needs as follows:

   . approximately $740.9 million in consolidated cash, cash equivalents and investments on hand;

   .  notes receivable of $146.5 million from the sale of Smartcom; and

   . approximately $1,491.0 million in commitments under vendor financing arrangements with Lucent Technologies, Nortel and Ericsson, with availability based on a ratio of the total amounts of products and services purchased.

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

     We expect that we will require significant additional financing over the next several years to substantially complete the build-out of our planned wireless networks in the U.S., the planned acquisition of additional licenses and the build-out of markets related to additional licenses. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up telecommunications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring other public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

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

     In February 2000, we completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions and other offering expenses, we received $82.72 per share, or $330.0 million in the aggregate. A portion of the net proceeds from the equity offering was used for the repayment of the Qualcomm credit agreement. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

Credit Facilities and Other Financing Arrangements

     Units Offering. In February 2000, we completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (Senior Note) and one warrant to purchase our common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (Senior Discount Note) and one warrant to purchase our common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, and $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. In addition, we capitalized debt issuance costs of $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering was used for the repayment of borrowings under the Qualcomm credit agreement. The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

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

       The notes rank equally with the Company's other unsecured senior indebtedness. The notes are effectively subordinate to all of the Company's secured indebtedness. The notes are guaranteed by the Company's domestic subsidiary, Cricket Communications Holdings. The terms of the notes include certain covenants that restrict the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. The Company consummated an exchange offer for the notes pursuant to an effective registration statement in July 2000.

     Each warrant included as part of the Senior Notes is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of our common stock at an exercise price of $96.80 per share. Each warrant included as part of the Senior Discount Notes is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of our common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. We filed a shelf registration statement covering the resale of the warrants and related common stock issuable upon exercise of the warrants in August 2000.

     Lucent Equipment Financing. In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent, and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings by Cricket Communications, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. At September 30, 2000, Cricket Communications had $308.8 million outstanding under the Lucent credit agreement.

     Nortel Equipment Financing. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of equipment and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries, and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

  Ericsson Equipment Financing. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services. Ericsson Credit AB agreed to finance these purchases plus additional working capital under a credit facility. These agreements amended and replaced the binding memorandum of agreement between the parties dated September 20, 1999. The credit facility permits up to $495.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Ericsson. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Nortel, are secured by all of the stock of Cricket Communications, its subsidiaries, and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

  Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,800.0 million.

  Obligations to the FCC. We have assumed $91.2 million in debt obligations to the FCC as part of the purchase price for wireless licenses in 2000. We also will assume additional debt obligations to the FCC in the aggregate principal amount of approximately $3.8 million as part of the purchase price for the pending acquisitions of wireless licenses.

Pegaso Financing

  Qualcomm and another equipment vendor have agreed to provide approximately $580.0 million of secured equipment financing to Pegaso, a portion of which has already been advanced to the venture. The shares of Pegaso Communications y Sistemas, S.A. de C.V., Pegaso's subsidiary that holds wireless licenses, serve as collateral for Pegaso's obligations under the equipment financing.

  In addition, in May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100 million. In December 1999, as a condition of the guarantee, Leap received an option to subscribe for and purchase up to 243,090 limited voting series "N" treasury shares of Pegaso. The number of shares to be purchased by Leap under the option will be calculated to provide a total internal rate of return on the average outstanding balance of the bridge loan of 20%. The options have an exercise price of $0.01 per share and expire ten years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. The amount of the loan was subsequently increased to $190 million although the amount of the guarantee was not increased.

  In July 1999, several existing investors contributed $50.0 million to Pegaso as previously planned. On April 26, 2000, Sprint PCS invested $200 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. In August 2000, several existing investors contributed $50.0 million to Pegaso as previously planned. Pegaso expects to fund a large portion of its development and operating activities in the year ended December 31, 2000 with cash from operations, proceeds of the $100 million in investments from several existing investors and the investment from Sprint PCS, and borrowings under the $100 million loan agreement. In addition, Pegaso is seeking additional debt and equity financing, including additional vendor financing.

Operating Activities

  We used $31.6 million in cash for operating activities during the four month period ended December 31, 1999, compared to $13.5 million in the corresponding period of the prior year. The increase is primarily attributable to our net loss, as well as the effect of the full consolidation of Smartcom. We expect that cash used in operating activities will increase substantially in the future as a result of our acquisition and consolidation of Chase Telecommunications and other activities related to the launch of our U.S. networks.

  We used $34.1 million in cash for operating activities in the year ended August 31, 1999, compared to $18.4 million in the year ended August 31, 1998 and $1.2 million in the year ended August 31, 1997. Cash used in operating activities in the year ended August 31, 1999 included $8.5 million attributable to the consolidation of Smartcom during the fourth quarter.

Investing Activities

  Cash used in investing activities was $27.8 million during the four month period ended December 31, 1999 compared to $90.2 million in the corresponding period of the prior year. Investments during the four month period ended December 31, 1999 consisted primarily of $20.5 million held as restricted cash to secure a Smartcom line of credit and capital expenditures, primarily by Smartcom, of $4.6 million. Investments in the corresponding period of the prior year consisted primarily of a $60.7 million capital contribution to Pegaso and loans and advances of $26.1 million to our operating companies. In the year ended December 31, 2000, Leap and its subsidiaries expect to make significant investments in capital assets, including network equipment and wireless communications licenses.

  Cash used in investing activities was $158.3 million in the year ended August 31, 1999, compared to $140.7 million in the year ended August 31, 1998 and $46.0 million in the year ended August 31, 1997. Significant investments in the year ended August 31, 1999 consisted of $124.5 million of investments in and loans to our operating companies ($71.4 million made before we began to operate as an independent company), $28.0 million for our acquisition of the remaining shares of Smartcom, and $18.7 million on U.S. license acquisitions. Cash used in investing activities was partially offset by $16.0 million provided from the sale of our OzPhone subsidiary. Substantially all investments in the years ended August 31, 1998 and 1997 consisted of investments in and loans to our operating companies.

Financing Activities

  Cash provided by financing activities during the four month period ended December 31, 1999, primarily from proceeds of our borrowings under the credit agreement with Qualcomm was $63.4 million. Cash provided by financing activities in the corresponding period of the prior year was $118.7 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm's stockholders in September 1998, and $23.3 million of borrowings under the Qualcomm credit agreement.

  Cash provided by financing activities during the year ended August 31, 1999 amounted to $216.5 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities before the distribution of our common stock to Qualcomm's stockholders in September 1998 and $111.1 million of net borrowings under the credit agreement with Qualcomm after the distribution. Cash provided by financing activities during the years ended August 31, 1998 and 1997 amounted to $159.1 million and $47.2 million, respectively, substantially all of which represented funding from Qualcomm.


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

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the Staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. Leap does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

  In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Leap does not expect that the adoption of FIN 44 will have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 5 to the Consolidated Financial Statements which are included in Item 8 of this report. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of December 31, 1999, the principal amounts of our variable rate long-term debt obligations amounted to approximately $287.2 million. An increase of 10% in interest rates would increase our interest expense for the year 2000 by approximately $3.5 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the year 2000.

  Hedging Policy. Leap does not currently have a policy to systematically hedge against foreign currency exchange rate or interest rate risks.

Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 1999 and August 31, 1999 and 1998, and the results of their operations and their cash flows for the period from September 1, 1999 to December 31, 1999 and for each of the three years in the period ended August 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

San Diego, California
October 30, 2000

                       LEAP WIRELESS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                        December 31,           August 31,
                                                                            1999           1999           1998
                                                                       --------------  -------------  ------------
Assets
Cash and cash equivalents............................................      $  44,109      $  26,215      $     --
Restricted cash equivalents .........................................         20,550             --            --
Accounts receivable, net.............................................          3,927          2,726            --
Inventories..........................................................          4,329          5,410            --
Recoverable taxes....................................................          6,592          3,907            --
Other current assets.................................................          7,634          1,926            --
                                                                           ---------      ---------      --------
     Total current assets............................................         87,141         40,184            --
                                                                           ---------      ---------      --------
Property and equipment, net..........................................        113,059        116,947            --
Investments in and loans receivable from unconsolidated
  wireless operating companies.......................................         85,878         94,429       150,914
Intangible assets, net...............................................         71,475         73,944         6,838
Deposits and other assets............................................          3,212          9,827            --
                                                                           ---------      ---------      --------
     Total assets....................................................      $ 360,765      $ 335,331      $157,752
                                                                           =========      =========      ========

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities.............................      $  19,097      $  16,372      $  5,789
Loans payable to banks...............................................         17,683         17,225         9,000
                                                                           ---------      ---------      --------
     Total current liabilities.......................................         36,780         33,597        14,789
                                                                           ---------      ---------      --------
Long-term debt.......................................................        303,818        221,812            --
Other long-term liabilities..........................................          9,275          8,504            --
                                                                           ---------      ---------      --------
     Total liabilities...............................................        349,873        263,913        14,789
                                                                           ---------      ---------      --------
Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiary.........................             --            518            --
                                                                           ---------      ---------      --------
Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares; $.0001
     par value, no shares issued and outstanding.....................             --             --            --
  Common stock -- authorized 75,000,000 shares; $.0001 par value,
     20,039,556, 18,370,974 and 0 shares issued and outstanding at
     December 31, 1999 and August 31, 1999 and 1998, respectively....              2              2            --
  Additional paid-in capital.........................................        292,933        291,189            --
  Former parent company's investment.................................             --             --       197,598
  Accumulated deficit................................................       (277,720)      (216,896)      (52,283)
  Accumulated other comprehensive loss...............................         (4,323)        (3,395)       (2,352)
                                                                           ---------      ---------      --------
     Total stockholders' equity......................................         10,892         70,900       142,963
                                                                           ---------      ---------      --------
        Total liabilities and stockholders' equity...................      $ 360,765      $ 335,331      $157,752
                                                                           =========      =========      ========

See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (In thousands, except per share data)

                                                                                 Period from
                                                                              September 1, 1999
                                                                               to December 31,           Year Ended August 31,
                                                                                     1999           1999         1998       1997
                                                                              -----------------  -----------   ---------  ---------
Operating revenues.........................................................     $        6,772    $   3,907    $     --   $     --
                                                                                --------------    ---------    --------   --------
Operating expenses:
  Cost of revenues and operations..........................................            (10,169)      (3,810)         --         --
  Selling, general and administrative expenses.............................            (19,344)     (28,745)    (23,888)    (1,361)
  Depreciation and amortization............................................             (6,926)      (5,824)         --         --
                                                                                --------------    ---------    --------   --------
          Total operating expenses.........................................            (36,439)     (38,379)    (23,888)    (1,361)
                                                                                --------------    ---------    --------   --------
  Operating loss...........................................................            (29,667)     (34,472)    (23,888)    (1,361)

Equity in net loss of unconsolidated wireless
  operating companies......................................................            (23,077)    (100,300)    (23,118)    (3,793)
Write-down of investments in unconsolidated wireless
  operating companies......................................................                 --      (27,242)         --         --
Interest income............................................................                764        2,505         273         --
Interest expense ..........................................................            (12,283)     (10,356)         --         --
Foreign currency transaction losses........................................             (8,247)      (7,211)         --         --
Gain on sale of wholly owned subsidiary....................................                 --        9,097          --         --
Gain on issuance of stock by unconsolidated wireless
  operating company........................................................                 --        3,609          --         --
Other income (expense), net................................................             (3,336)        (243)         --         --
                                                                                --------------    ---------    --------   --------
  Net loss.................................................................            (75,846)    (164,613)    (46,733)    (5,154)

Other comprehensive income (loss):
  Foreign currency translation (losses) gains..............................               (928)      (1,043)     (2,412)        60
                                                                                --------------    ---------    --------   --------
  Comprehensive loss.......................................................     $      (76,774)   $(165,656)   $(49,145)   $(5,094)
                                                                                ==============    =========    ========    =======
Basic and diluted net loss per common share................................     $        (4.01)   $   (9.19)   $  (2.65)   $ (0.29)
                                                                                ==============    =========    ========    =======
Shares used to calculate basic and diluted net loss
  per common share.........................................................             18,928       17,910      17,648     17,648
                                                                                ==============    =========    ========    =======

See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                    Period from
                                                                                    September 1,
                                                                                      1999 to
                                                                                    December 31,         Year Ended August 31,
                                                                                        1999          1999         1998       1997
                                                                                   --------------   ---------    --------   --------
Operating activities:
  Net loss.......................................................................     $ (75,846)  $ (164,613)  $ (46,733)  $ (5,154)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................................         6,926        5,824          --         --
    Gain on sale of wholly owned subsidiary......................................            --       (9,097)         --         --
    Gain on issuance of stock by unconsolidated wireless
      operating company..........................................................            --       (3,609)         --         --
    Equity in net loss of unconsolidated wireless operating companies............        23,077      100,300      23,118      3,793
    Write-down of investments in unconsolidated wireless
      operating companies........................................................            --       27,242          --         --
    Interest accrued to loans receivable and payable -- net......................         7,023        8,251        (273)        --
    Other........................................................................          (381)        (386)         --         --
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable, net...................................................          (491)      (1,203)         --         --
      Inventories................................................................            25        1,873          --         --
      Recoverable taxes..........................................................        (2,571)        (599)         --         --
      Deposits and other assets..................................................         4,765       (5,989)         --         --
      Accounts payable and accrued liabilities...................................           493        9,671       5,510        168
      Other liabilities..........................................................         5,410       (1,770)         --         --
                                                                                      ---------   ----------   ---------   --------
Net cash used in operating activities............................................       (31,570)     (34,105)    (18,378)    (1,193)
                                                                                      ---------   ----------   ---------   --------
Investing activities:
  Purchase of property and equipment.............................................        (4,568)      (3,935)         --         --
  Investments in and loans to unconsolidated wireless
    operating companies..........................................................        (2,744)    (124,471)   (133,904)   (46,000)
  Loan receivable - related party................................................            --      (17,500)         --         --
  Repayment of loan receivable from related party................................            --       17,500          --         --
  Acquisitions, net of cash acquired.............................................            --      (26,942)       (564)        --
  Purchase of wireless communications licenses...................................            --      (19,009)     (6,274)        --
  Proceeds from sale of wholly owned subsidiary..................................            --       16,024          --         --
  Restricted cash equivalents (Note 2)...........................................       (20,500)          --          --         --
                                                                                      ---------   ----------   ---------   --------
Net cash used in investing activities............................................       (27,812)    (158,333)   (140,742)   (46,000)
                                                                                      ---------   ----------   ---------   --------
Financing activities:
  Proceeds from loans payable to banks...........................................            --        6,720       9,000         --
  Borrowings under credit agreement..............................................        61,650      128,584          --         --
  Repayment of borrowings under credit agreement.................................            --      (17,500)         --         --
  Issuance of common stock.......................................................         1,721        2,301          --         --
  Exercise of subsidiary stock options...........................................            --        1,103          --         --
  Former parent company's investment.............................................            --       95,268     150,120     47,193
                                                                                      ---------   ----------   ---------   --------
Net cash provided by financing activities........................................        63,371      216,476     159,120     47,193
                                                                                      ---------   ----------   ---------   --------
Effect of exchange rate changes on cash and cash equivalents.....................         7,210        2,177          --         --
Effect of change in foreign company reporting lag on cash and cash equivalents...         6,695           --          --         --
                                                                                      ---------   ----------   ---------   --------
Net increase in cash and cash equivalents........................................        17,894       26,215          --         --
Cash and cash equivalents at beginning of period.................................        26,215           --          --         --
                                                                                      ---------   ----------   ---------   --------
Cash and cash equivalents at end of period.......................................     $  44,109   $   26,215   $      --   $     --
                                                                                      =========   ==========   =========   ========
Supplemental disclosure of non-cash investing and financing activities:
  Loans to unconsolidated wireless operating companies
    converted to equity investment...............................................     $      --   $   50,196   $      --   $     --
  Long-term financing to purchase assets.........................................     $      --   $    8,791   $      --   $     --
  Facility fee due on long-term debt.............................................     $      --   $    5,300   $      --   $     --
  Repurchase of warrant..........................................................     $      --   $    5,355   $      --   $     --
  Effect of change in foreign company reporting lag on investment
    in unconsolidated wireless operating company.................................     $   2,913   $       --   $      --   $     --
  Long-term financing for loan to unconsolidated wireless operating company......     $   8,562   $       --   $      --   $     --
Supplemental disclosure of cash used for acquisitions:
  Total purchase price...........................................................     $      --   $   43,699   $     564   $     --
  Note payable issued, net of discount...........................................            --      (15,699)         --         --
  Cash acquired..................................................................            --       (1,058)         --         --
                                                                                      ---------   ----------   ---------   --------
  Cash used for acquisitions.....................................................     $      --   $   26,942   $     564   $     --
                                                                                      =========   ==========   =========   ========

      See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                                     Accumulated
                                                                           Former                       Other
                                           Common Stock      Additional    Parent                   Comprehensive
                                        ------------------    Paid-In     Company's   Accumulated       Income
                                          Shares    Amount    Capital    Investment     Deficit         (Loss)        Total
                                        ----------  ------  -----------  -----------  ------------  --------------  ----------
Balance at August 31, 1996............          --  $   --    $     --    $     285    $     (396)       $     --   $    (111)
  Transfers from former
    parent............................          --      --          --       47,193            --              --      47,193
  Net loss............................          --      --          --           --        (5,154)             --      (5,154)
  Foreign currency translation
    adjustment........................          --      --          --           --            --              60          60
                                        ----------  ------   ---------    ---------    ----------        --------   ---------
Balance at August 31, 1997............          --      --          --       47,478        (5,550)             60      41,988
  Transfers from former
    parent............................          --      --          --      150,120            --              --     150,120
  Net loss............................          --      --          --           --       (46,733)             --     (46,733)
  Foreign currency translation
    adjustment........................          --      --          --           --            --          (2,412)     (2,412)
                                        ----------  ------   ---------    ---------    ----------        --------   ---------
Balance at August 31, 1998............          --      --          --      197,598       (52,283)         (2,352)    142,963
  Transfers from former parent........          --      --          --       95,268            --              --      95,268
  Distribution by former
    parent (Note 1)...................  17,647,685       2     292,864     (292,866)           --              --          --
  Repurchase of warrant...............          --      --      (5,355)          --            --              --      (5,355)
  Issuance of common stock............     723,289      --       2,356           --            --              --       2,356
  Effect of subsidiary and
    unconsolidated wireless
    operating company equity
    transactions......................          --      --       1,324           --            --              --       1,324
  Net loss............................          --      --          --           --      (164,613)             --    (164,613)
  Foreign currency translation
    adjustment........................          --      --          --           --            --          (1,043)     (1,043)
                                        ----------  ------   ---------    ---------    ----------        --------   ---------
Balance at August 31, 1999............  18,370,974       2     291,189           --      (216,896)         (3,395)     70,900
  Issuance of common stock............   1,668,582      --       1,744           --            --              --       1,744
  Effect of change in foreign
    company reporting lag
    (Note 2)..........................          --      --          --           --        15,022              --      15,022
  Net loss............................          --      --          --           --       (75,846)             --     (75,846)
  Foreign currency translation
    adjustment........................          --      --          --           --            --            (928)       (928)
                                        ----------  ------   ---------    ---------    ----------        --------   ---------
Balance at December 31, 1999..........  20,039,556  $    2   $ 292,933    $      --    $ (277,720)       $ (4,323)  $  10,892
                                        ==========  ======   =========    =========    ==========        ========   =========

See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

The Company and Nature of Business

  Leap Wireless International, Inc. (the "Company" or "Leap") is a wireless communications carrier that deploys, owns, operates and participates in all-digital wireless networks in the United States, Mexico and Chile. The Company's domestic service is operated by its wholly owned subsidiary Cricket Communications, Inc. ("Cricket Communications"), a wholly owned subsidiary of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"), and is marketed under the name "Cricket". Pegaso, a Mexican corporation in which the Company had a 28.6% interest at December 31, 1999, operates a wireless network in Mexico. Smartcom, a wholly owned subsidiary at December 31, 1999, has operated a nationwide wireless network in Chile since September 1998. On June 2, 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom for total consideration of $300.0 million plus the repayment of intercompany debt due from Smartcom of $53.3 million and the release of cash collateral securing Smartcom's indebtedness of $28.2 million.

  Cricket service was introduced in March 1999 in Tennessee using the existing infrastructure of Chase Telecommunications, Inc. ("Chase Telecommunications") and wireless licenses owned by a subsidiary of Chase Telecommunications, companies that Leap acquired in March 2000 (see Note 3). Leap has introduced Cricket service in other markets in Tennessee in 2000 and plans to introduce Cricket service to additional markets in the United States in the future. The Company acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 million in cash. From January through October 2000, the Company completed the purchase of several additional licenses in the United States from various third parties for an aggregate of $39.4 million in cash, 333,450 shares of the Company's common stock that had an aggregate fair value at the time of purchase of $18.7 million and the assumption of $12.4 million in debt owed to the Federal Communications Commission ("FCC") related to the licenses. During the same period, the Company entered into agreements with third parties to purchase additional licenses in exchange for cash, shares of common stock and the assumption of FCC debt with an aggregate estimated value of $174.4 million as of October 26, 2000, subject to certain adjustments based upon changes in the market value of wireless licenses. Each of the pending agreements is subject to customary closing conditions, including FCC approval, but no assurance can be given that they will be closed on schedule or at all.

  In July 1999, the FCC issued an opinion and order that found the Company was qualified to acquire and operate C-Block and F-Block PCS spectrum licenses in the United States, subject to specified conditions. The order also approved the Company's acquisition of the 36 reauction licenses and approved the transfer of three licenses in North Carolina to Leap. Another wireless company has appealed the FCC's order. Although Leap believes that the appeal will be denied, there can be no assurance that it will prevail in connection with any further judicial review of the order or that it will otherwise remain qualified to hold C-Block or F-Block spectrum licenses.

  The FCC's grants of Leap's C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. The Company has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of the Company's board of directors or a majority of its officers. If the Company fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on the Company's financial condition and business prospects.

The Distribution

  The Company was incorporated in Delaware on June 24, 1998 as a wholly owned subsidiary of Qualcomm Incorporated ("Qualcomm"). On September 23, 1998 (the "Distribution Date"), Qualcomm distributed all of the outstanding shares of common stock of the Company to Qualcomm's stockholders as a taxable dividend (the "Distribution"). Following the Distribution, the Company and Qualcomm operate as independent companies. Qualcomm transferred to the Company its equity interests in certain operating companies. Qualcomm also transferred to the Company cash and its right to receive payment from working capital and other loans Qualcomm made to the operating companies, as well as other miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by Qualcomm to the Company in connection with the Distribution was approximately $236.0 million. The consolidated financial statements reflect the Company as if it were a separate entity for all periods presented.

Change in Year End

  On July 31, 2000, the Board of Directors of the Company elected to change the Company's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company is required to issue consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

Financing Risks

  The Company experienced net losses for the period from September 1, 1999 to December 31, 1999 and the years ended August 31, 1999, 1998 and 1997 of $75.8 million, $164.6 million, $46.7 million and $5.2 million, respectively. Further, the operating companies are in the early stages of developing and deploying their respective telecommunications systems. Such systems require significant expenditures, a substantial portion of which is incurred before corresponding revenues are generated. In addition, the Company and its operating companies are highly leveraged which will lead to significant interest expense and principal repayment obligations. The Company expects to incur significant expenses in advance of generating revenues and, as a result, to incur substantial additional losses in the foreseeable future. There can be no assurance that the Company or any of its operating companies will achieve or sustain profitability in the future. Furthermore, there can be no assurance that the Company will generate sufficient cash flows to meet its debt obligations or successfully refinance any of its debt at maturity.

  In February 2000, Leap received $330.0 million in net proceeds from an underwritten public offering (the "Equity Offering") of its common stock and received $536.6 million in net proceeds from the issuance of units (the "Units Offering") consisting of notes and warrants (see Note 13). Cricket Communications has credit agreements with three infrastructure vendors that permit up to a total of $1,800.0 million in borrowings for products and services and additional working capital (see Notes 5 and 13). However, Leap will require substantial additional financing to build-out and operate its planned networks and to acquire additional spectrum. There can be no assurance that the Company will be able to obtain the additional financing it requires on acceptable terms, or at all. The failure of the Company to obtain sufficient financing and build-out its networks as planned would have a significant adverse effect on the Company's ability to become profitable, meet its debt obligations and achieve its business objectives.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of Leap and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in entities in which Leap exercises significant influence but does not control are accounted for using the equity method. To accommodate the different fiscal periods of the Company and its foreign operating companies, the Company recognized its share of net earnings or losses of such foreign companies on a two month lag. In conjunction with the Company's change in fiscal year end, this lag was extended to three months beginning in the period from September 1, 1999 to December 31, 1999. The effect of this change on previously reported amounts was adjusted in accumulated deficit in the period from September 1, 1999 to December 31, 1999.

  For the period from September 1, 1999 to December 31, 1999 and the fourth quarter of the year ended August 31, 1999, the financial statements of Smartcom are included in the consolidated financial statements of the Company as a result of the Company's acquisition of the remaining 50% of Smartcom that it did not already own. The accounts of Smartcom have been consolidated using the same lag periods as described above.

Use of Estimates in Financial Statement Preparation

  The consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Issuance of Stock by Subsidiaries and Equity Investees

  The Company recognizes gains and losses on issuance of stock by subsidiaries and equity investees in its results of operations, except for those subsidiaries and equity investees that are in the development stage. For those entities in the development stage, gains and losses are reflected in "effect of subsidiary and unconsolidated wireless operating company equity transactions" in stockholders' equity.

Foreign Currency Translation and Transactions

  The Company uses the local currency as the functional currency for all of its international consolidated and unconsolidated operating companies, except where such operating companies operate in highly inflationary economies. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expense items are translated at the average exchange rate prevailing during the period. Resulting unrealized gains and losses are accumulated and reported as other comprehensive income or loss.

  The functional currency of the Company's foreign investees that operate in highly inflationary economies is the U.S. dollar. The monetary assets and liabilities of these foreign investees are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting re-measurement gains or losses are recognized in results of operations.

  Mexico ceased to be considered a highly inflationary economy as of January 1, 1999 and, as a result, Pegaso changed its functional currency from the U.S. dollar to its local currency on that date.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999, the Company's cash and cash equivalents consist of deposits with banks and investments in money market accounts and mutual funds. The Company has not experienced any losses on its cash and cash equivalents.

Restricted Cash Equivalents

  Restricted cash equivalents consist of debt securities with original maturities of three months or less which have been pledged to collateralize the Company's obligations under a letter of credit agreement with a bank.

Fair Value of Financial Instruments

  The carrying amounts of certain of the Company's financial instruments, including cash equivalents, accounts receivable, recoverable taxes and accounts payable, approximate fair value due to their short-term maturities. Loans payable to banks and other long-term debts approximate fair value due to their risk adjusted market rates of interest.

Inventories

  Inventories consist of handsets and accessories not yet placed into service and are stated at the lower of cost or market. The Company uses the first-in, first-out method of determining inventory cost.

Recoverable Taxes

  Recoverable taxes relate to value added taxes (VAT) incurred on the supply of goods and services which are eventually borne by the final consumer. VAT payments made by the Company on the build-out of its wireless communications networks are recovered in cash from customers as services are provided.

Investments in Unconsolidated Wireless Operating Companies

  The Company uses the equity method to account for investments in corporate entities in which it exercises significant influence but does not control. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company's investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company's equity in the net assets of the investee. For those equity investees where the Company is the only contributor of assets, equity in net losses of wireless operating companies includes 100% of the losses of the equity investee.

Property and Equipment

  Property and equipment are recorded at cost. Constructed assets are recorded at cost plus capitalized interest and direct costs incurred during the construction phase. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, generally as follows:

                                                         Estimated
               Description                               Useful Life
               -----------                               -----------
               Buildings and Infrastructure              Ten Years
               Machinery and Equipment                   Ten Years
               Computer Equipment and Other              Two to Five Years

  Leasehold improvements, which are included in buildings and infrastructure, are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

  Intangible assets, primarily wireless licenses and rights to wireless network systems, are recorded at cost and amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, which currently range from ten to forty years.

Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the expected undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Debt Discount and Facility Fees

  Debt discount and facility fees are amortized and recognized as interest expense under the interest method.

Revenue recognition

  Operating revenues from telecommunications services are recognized as services are rendered and as handsets and other products are delivered to customers.

Advertising and Promotion Costs

  Advertising and promotion costs are expensed as incurred.

Stock-based Compensation

  The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. The Company provides pro forma disclosures of net income (loss) and net income (loss) per share as if a fair value method had been applied in measuring compensation expense. Stock-based compensation is amortized over the related vesting periods of the stock awards.

Income Taxes

  Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Basic and Diluted Net Loss Per Common Share

  Basic and diluted net loss per common share for the period from September 1, 1999 to December 31, 1999 and for the years ended August 31, 1999, 1998 and 1997 was calculated by dividing the net loss for each of the periods by the weighted average number of common shares outstanding for each of the periods of 18,927,981, 17,910,440, 17,647,685 and 17,647,685, respectively. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at the Distribution were outstanding for the periods prior to the Distribution. The exercise of stock options for 5,697,288 and 5,939,715 common shares at December 31, 1999 and August 31, 1999, respectively, the conversion of Qualcomm's Trust Convertible Preferred Securities which are convertible into 925,353 and 2,270,573 shares of the Company's common stock at December 31, 1999 and August 31, 1999, respectively, and the exercise of a warrant issued to Qualcomm for 4,500,000 shares of the Company's common stock have not been considered in calculating basic and diluted net loss per common share because their effect would be anti-dilutive. As a result, the Company's basic and diluted net loss per common share are the same.

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the Staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. The Company does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

  In March 2000, the FASB issued Financial Accounting Standards Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock option or award plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The company does not expect that the adoption of FIN 44 will have a material effect on its consolidated financial position or results of operations.

Note 3. Investments in and Loans to Wireless Operating Companies

  The Company accounts for its equity interests in wireless operating companies, except for Smartcom, under the equity method. For the fourth quarter of the year ended August 31, 1999 and for the period from September 1, 1999 to December 31, 1999, the financial statements of Smartcom have been consolidated. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent in many cases on receiving the consent of lenders and the other participants over which the Company has no control. The Company's equity investments in wireless operating companies consist of the following:

                                                                                             Percentage of Ownership
                                                                                                          August 31,
                                                                                      December 31,   ---------------------
                                                                                          1999          1999       1998
                                                                                      ------------   ---------   ---------
Chase Telecommunications Holdings (United States).....................................       7.2%         7.2%        7.2%
Smartcom (Chile)......................................................................       100%         100%         50%
Pegaso (Mexico).......................................................................      28.6%        28.6%         49%
Metrosvyaz (Russia)...................................................................         -           50%         50%
Orrengrove (Russia)...................................................................         -           50%         50%
OzPhone (Australia)...................................................................         -            -         100%

  Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                                                                         August 31,
                                                                                 December 31,  ------------------------------
                                                                                     1999            1999            1998
                                                                                 ------------   --------------  --------------
Current assets.................................................................     $  33,940       $ 140,899    $  82,575
Non-current assets.............................................................       578,326         576,765      263,543
Current liabilities............................................................       (91,217)       (112,539)     (99,134)
Non-current liabilities........................................................      (349,262)       (347,590)    (178,491)
                                                                                    ---------       ---------    ---------
  Total stockholders' capital..................................................       171,787         257,535       68,493
Other stockholders' share of capital...........................................        85,909         146,059       (9,208)
                                                                                    ---------       ---------    ---------
Company's share of capital.....................................................        85,878         111,476       77,701
Excess cost of investment......................................................            --              --       20,018
Lag period loans and advances..................................................            --          10,195       53,195
Write-down in investments......................................................            --         (27,242)          --
                                                                                    ---------       ---------    ---------
  Investments in and loans receivable from unconsolidated wireless operating
   companies...................................................................     $  85,878       $  94,429    $ 150,914
                                                                                    =========       =========    =========


                                                                  Period from
                                                                September 1 to              Year Ended August 31,
                                                                 December 31,    -------------------------------------------
                                                                    1999             1999           1998           1997
                                                                ---------------  -------------  -------------  -------------
Operating revenues............................................        $  4,955      $   8,233       $     22       $     --
                                                                      --------      ---------       --------       --------
Operating expenses............................................         (70,804)      (153,062)       (20,739)        (5,234)
Other income (expense), net...................................         (14,516)       (22,471)       (18,403)       (18,108)
Foreign currency transaction gains (losses)...................           8,612         (1,532)        (3,970)            --
                                                                      --------      ---------       --------       --------
   Net loss...................................................         (71,753)      (168,832)       (43,090)       (23,342)
Other stockholders' share of net loss.........................         (47,212)       (62,491)       (19,402)       (19,549)
                                                                      --------      ---------       --------       --------
Company's share of net loss...................................         (24,541)      (106,341)       (23,688)        (3,793)
Amortization of excess cost of investment.....................              --           (630)            --             --
Elimination of intercompany transactions......................           1,464          6,671            570             --
                                                                      --------      ---------       --------       --------
   Equity in net loss of unconsolidated wireless operating
    companies.................................................        $(23,077)     $(100,300)      $(23,118)      $ (3,793)
                                                                      ========      =========       ========       ========

Chase Telecommunications Holdings

  The Company purchased its original 7.2% ownership position in Chase Telecommunications Holdings for $4.0 million in December 1996. The Company had also provided a working capital facility to Chase Telecommunications Holdings. At December 31, 1999, borrowings under the facility totaled $56.3 million, including $5.0 million of accrued and capitalized interest. Because the facility was the only source of working capital for Chase Telecommunications Holdings, Leap has recognized 100% of the net losses of Chase Telecommunications Holdings to the extent of its investment and loans. As a result, the carrying values of Leap's investment and the loans under the facility have been reduced to zero. The Company recorded equity losses from Chase Telecommunications Holdings of $9.7 million, $20.9 million, $11.8 million and $4.0 million during the period from September 1, 1999 to December 31, 1999 and the years ended August 31, 1999, 1998 and 1997, respectively.

  In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair value of $131.3 million), a warrant to purchase 1% of the common stock of Cricket Communications Holdings at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black-Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The fair value of the warrant was recorded in minority interest. The liabilities assumed included approximately $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $109.7 million has been allocated to intangible assets. Intangible assets consist of primarily wireless licenses which are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service.

Smartcom

  In April 1999, Leap acquired the remaining 50% of Smartcom that it did not already own from Telex-Chile S.A. and its operating affiliate, Chilesat S.A. (collectively "Telex-Chile"). In exchange, the Company paid $28.0 million in cash and issued a $22.0 million, non-interest-bearing note payable to Telex-Chile due in May 2002. The present value of the $22.0 million non-interest-bearing note payable to Telex-Chile was $15.7 million upon issuance. Therefore, the total purchase price was $43.7 million. The Company accounted for the transaction as a purchase and allocated the $40.8 million excess investment over the fair value of the net assets acquired to intangible assets, which include wireless licenses and rights to wireless network systems.

  The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on September 1, 1997 (in thousands, except per share data):

                                                                                           Year Ended
                                                                                           August 31,
                                                                                   ---------------------------
                                                                                       1999           1998
                                                                                   -------------  ------------
          Revenues...............................................................   $   7,577      $     --
                                                                                    =========      ========
          Net loss...............................................................   $(184,782)     $(55,435)
                                                                                    =========      ========
          Pro forma basic and diluted net loss per common share..................   $  (10.32)     $  (3.14)
                                                                                    =========      ========

   As a result of the reporting lag, the Company began fully consolidating Smartcom's results of operations commencing June 1, 1999. Prior to this time, the Company accounted for its investment in Smartcom under the equity method of accounting. The Company recorded equity (income) losses from Smartcom of $13.1 million, $3.1 million and $(0.2) million during the years ended August 31, 1999, 1998 and 1997, respectively.

   On June 2, 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom to Endesa, S.A., a Spanish utility company ("Endesa"), for $156.8 million in cash and one year notes totaling $143.2 million, subject to certain post closing adjustments, plus repayment of intercompany debt owed to the Company by Smartcom totaling $53.3 million and the release of cash collateral posted by Leap securing Smartcom indebtedness of $28.2 million. In addition, the Company's loans payable to banks in Chile of $10.3 million and $7.6 million were repaid by the Company.

Pegaso

   During the year ended August 31, 1998, the Company provided working capital advances and a loan of $27.4 million to Pegaso. In September 1998, the Company provided $60.7 million of additional funding and converted its advances and loan, with accrued interest, into capital stock of Pegaso. The Company's total investment in Pegaso after these transactions was $100.0 million. On the same date, other investors also purchased capital stock of Pegaso such that, after these transactions, the total carrying value of the common equity of Pegaso was $300.0 million. As a result, the Company's ownership interest in Pegaso was diluted from 49.0% to 33.3%. In July 1999, several of the other investors purchased an additional $50.0 million of capital stock of Pegaso. As a result, the Company's ownership interest was diluted from 33.3% to 28.6%. The Company recorded equity losses from Pegaso of $13.4 million, $23.6 million and $2.1 million during the period from September 1, 1999 to December 31, 1999 and the years ended August 31, 1999 and 1998, respectively. For the year ended August 31, 1999, the Company recognized a gain in results of operations of $3.6 million on the issuance of stock by Pegaso and recorded $0.8 million directly to additional paid-in capital for the change in interest that occurred during Pegaso's development stage.

   In April 2000, Sprint PCS invested approximately $200.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result, the Company's ownership interest in Pegaso was diluted from 28.6% to 22.4%. In June 2000, the General Director of Pegaso invested $50.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result, the Company's ownership interest was further diluted to 20.1%. The Company has recorded gains due to these transactions totaling $32.6 million.

Metrosvyaz

   The Company's investment in Metrosvyaz consisted primarily of an outstanding loan facility to Metrosvyaz, less its share of equity losses. The Company recorded equity losses of $20.0 million and $6.1 million from Metrosvyaz in the years ended August 31, 1999 and 1998, respectively. In the fourth quarter of the year ended August 31, 1999, the Company recorded a write-down of $9.6 million, the Company's remaining investment in Metrosvyaz, when the Company stopped funding loans to Metrosvyaz. In April 2000, the Company resolved its differences with Metrosvyaz, surrendered its interest in Metrosvyaz and received a contractual right to certain contingent payments from Qualcomm.

Orrengrove

   In August 1998, Orrengrove acquired a 60% interest in Transworld Telecommunications, Inc., Transworld Communications Services, Inc., and Transworld Communications (Bermuda), Ltd. (collectively, the "Transworld Companies"). The Transworld Companies had obtained the rights to utilize the capacity on certain Russian satellites in order to provide commercial long-distance voice, video and data services to the Russian Federation. As a result of the failure of the satellite transmission equipment in April 1999, Orrengrove recognized an impairment loss of $16.9 million in the third quarter of the year ended August 31, 1999 to write off certain satellite related assets. After failing to develop an acceptable business plan that did not utilize satellite transmission, the directors of the Transworld Companies voted to liquidate those companies and to distribute the net assets to their stockholders. As a result, the Company recorded a $17.6 million write-down in the fourth quarter of the year ended August 31,1999, reducing its investment in Orrengrove to the expected liquidation proceeds. The Company recorded equity losses of $22.6 million from Orrengrove during the year ended August 31, 1999, which included the write-off of the satellite related assets.

OzPhone

   In June 1998, the Company purchased all the shares of OzPhone, an Australian company, for $564,000. The entire purchase price was allocated to goodwill. OzPhone then acquired several wireless licenses to provide mobile and wireless local loop services in Australia. The total cost of the licenses was $6.3 million. In August 1999, the Company sold all of the shares of OzPhone for $16.0 million in cash and recorded a gain of $9.1 million.

Note 4. Loans Payable to Banks

   Between July and November 1998, the Company borrowed $15.7 million under notes payable to banks in Chile. The loans of $9.0 million and $6.7 million, along with capitalized interest and fees of $1.9 million, at December 31, 1999 bore interest at rates of 8.1% and 8.5% per annum, respectively. The loans were repaid in June 2000.

   In November 1999, the Company and Smartcom entered into a loan arrangement with a bank. At December 31, 1999, the Company deposited funds with the bank totaling $20.6 million as collateral for borrowings under the credit arrangement. These funds are recorded as restricted cash equivalents in the accompanying consolidated balance sheet. At December 31, 1999, borrowings from the bank totaled $14.1 million, which are not included in the consolidated financial statements due to the three month reporting lag for Smartcom (see Note
2). The borrowings bore interest at the weighted-average rate of 7.01% per annum and were repaid in July 2000.

Note 5. Long-Term Debt

  As of December 31, 1999, long-term debt is summarized as follows (in thousands):

     Qualcomm Credit Agreement, net of facility fee..........................................         $187,570
     Lucent Credit Agreement.................................................................           10,421
     Deferred Payment Agreement..............................................................           89,220
     Note payable to Telex-Chile, net of discount (see Note 3)...............................           16,607
                                                                                                      --------
                                                                                                      $303,818
                                                                                                      ========

Qualcomm Credit Agreement

   The Company entered into a secured Credit Agreement with Qualcomm on September 23, 1998. The Credit Agreement consists of two sub-facilities. The working capital sub-facility enables the Company to borrow up to $35.2 million solely to meet the normal working capital and operating expenses of the Company, including salaries and overhead, but excluding, among other things, strategic capital investments in wireless operators, substantial acquisitions of capital equipment, and the acquisition of telecommunications licenses. The investment capital sub-facility enables the Company to borrow up to $229.8 million solely to make certain identified investments. Under the terms of the Credit Agreement, if Qualcomm assigns 10% or more of the total funding commitments to other lenders, Leap must pay a commitment fee to the lenders on unused balances.

   At December 31, 1999, the Company had borrowed $19.0 million under the working capital sub-facility. The Company paid Qualcomm a 2% facility fee of $5.3 million when the Credit Agreement was secured, which is being amortized over the term of the Credit Agreement ($0.2 million and $0.6 million of the facility fee was amortized during the period from September 1 to December 31, 1999 and the year ended August 31, 1999, respectively). At December 31, 1999, the Company had borrowed $162.1 million under the investment capital sub-facility to make further loans to and investments in its operating companies.

   Amounts borrowed under the Credit Agreement were due September 23, 2006. Qualcomm had a collateral interest in substantially all of the assets of the Company as long as any amounts were outstanding under the Credit Agreement. The Credit Agreement required the Company to meet certain financial and operating covenants. Amounts borrowed under the Credit Agreement bore interest at either a prime or LIBOR rate, plus an applicable margin. At December 31, 1999, the weighted average effective rate of interest was 12.0%. Interest was payable quarterly beginning after September 2001 and, prior to such time, accrued interest was added to the principal amount outstanding. At December 31, 1999, $11.0 million of capitalized and accrued interest had been added to the Credit Agreement.

   In February 2000, the Company used a portion of the net proceeds of the Units Offering and Equity Offering (see Note 13) to repay in full $226.7 million outstanding under the Qualcomm Credit Agreement. In connection with the repayment of the Qualcomm Credit Agreement, the related unamortized debt issue costs of $4.4 million were written off and reported as an extraordinary loss.

Lucent Credit Agreement

   In September 1999, Cricket Communications agreed to purchase up to $330.0 million of products and services from Lucent Technologies, Inc. ("Lucent") and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amounts of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson"), are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of the Company formed to hold wireless licenses used in Cricket Communications' business, and all their respective assets. At December 31, 1999, the Company had $10.4 million outstanding under the Lucent credit agreement at an interest rate of 10.4%.

   Smartcom and Qualcomm are parties to a Deferred Payment Agreement related to Smartcom's purchase of equipment, software and services from Qualcomm. The assets of Smartcom collateralize its obligations under the Deferred Payment Agreement. The Deferred Payment Agreement requires Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. Smartcom was in violation of certain covenants at August 31, 1999; however, Qualcomm and Smartcom amended the Deferred Payment Agreement subsequent to August 31, 1999 to revise the covenants that were in default and defer the dates of repayment of the loan.

   In February 2000, Qualcomm agreed to defer collection of amounts up to a maximum of $115.7 million, including capitalized interest, under the amended Deferred Payment Agreement with Smartcom. Amounts deferred under the agreement must be repaid by September 2006. The deferred payments bear interest at either a prime or LIBOR rate, plus an applicable margin. Accrued interest may be added to the outstanding principal amount of the applicable borrowing until October 2001.

Debt Repayment Schedule

  The scheduled principal repayments for long-term debt at December 31, 1999 are as follows (in thousands):

      Year ending December 31:
      ------------------------
      2000....................................................................................     $     --
      2001....................................................................................       25,874
      2002....................................................................................       26,090
      2003....................................................................................        4,871
      2004....................................................................................       14,314
      Thereafter..............................................................................      242,524
                                                                                                   --------
                                                                                                    313,673
      Less unamortized discount and facility fee..............................................       (9,855)
                                                                                                   --------
                Total.........................................................................     $303,818
                                                                                                   ========

Note 6. Income Taxes

  The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                                December 31,           August 31,
                                                                                               ---------------------------
                                                                                    1999           1999          1998
                                                                               --------------  ------------  -------------
U.S. deferred tax assets:
  Net operating loss carryovers..............................................       $ 36,939      $ 32,498       $  8,754
  Equity losses in unconsolidated company....................................         21,312        16,320          6,417
  Deferred charges...........................................................          5,339         3,502             --
  Reserves and allowances....................................................          3,820         3,402          2,984
                                                                                    --------      --------       --------
                                                                                      67,410        55,722         18,155
Foreign deferred tax assets:
  Net operating loss carryovers..............................................         10,682         8,000             --
  Reserves and allowances....................................................            210         1,259             --
                                                                                    --------      --------       --------
                                                                                      10,892         9,259             --
                                                                                    --------      --------       --------
Gross deferred tax assets....................................................         78,302        64,981         18,155

Foreign deferred tax liabilities:
  Intangible assets..........................................................         (7,925)       (9,136)            --
                                                                                    --------      --------       --------
Net deferred tax asset.......................................................         70,377        55,845         18,155
Valuation allowance..........................................................        (70,377)      (55,845)       (18,155)
                                                                                    --------      --------       --------
                                                                                    $     --      $     --       $     --
                                                                                    ========      ========       ========

   Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

   The net operating losses generated prior to the Distribution were retained by Qualcomm. At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $103.1 million and $15.1 million, which will begin to expire in 2019 and 2004, respectively. In addition, the Company had foreign net operating loss carryforwards of approximately $71.2 million, which do not expire. Should a substantial change in the Company's ownership occur as defined under Internal Revenue Code section 382, there will be an annual limitation on its utilization of net operating loss carryforwards.

  Deferred tax assets of approximately $4.8 million as of December 31, 1999 relate to certain net operating loss carryforwards resulting from exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows (in thousands):

                                                                       Period from
                                                                       September 1,
                                                                         1999 to              Year Ended August 31,
                                                                       December 31,  ----------------------------------------
                                                                          1999           1999          1998          1997

    Amounts computed at statutory federal rate.....................       $(26,304)     $(57,615)     $(16,357)      $(1,804)
    Non-deductible losses of foreign subsidiaries and investees....         17,387        16,649         2,150            --
    State income tax, net of federal benefit.......................            563        (5,740)       (1,428)         (229)
    Foreign income tax benefit.....................................         (2,844)         (123)           --            --
    Other..........................................................            163           508          (487)           --
    Increase in valuation allowance................................         11,035        46,321        16,122         2,033
                                                                          --------      --------      --------       -------
                                                                          $     --      $     --      $     --       $    --
                                                                          ========      ========      ========       =======

Note 7. Stockholders' Equity

Stockholder Rights Plan

   In September 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a "Right") for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $90 (subject to adjustment). The Rights are exercisable only if a person or group (an "Acquiring Person"), other than Qualcomm with respect to its exercise of the warrant granted to it in connection with the Distribution, acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person, will have the right (subject to termination) to receive the Company's common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company's Board of Directors designated 75,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At December 31, 1999, no shares of Preferred Stock were outstanding.

   In March 2000, the Company's Board of Directors approved an amendment to the Company's Rights Plan that increases the purchase price from $90 to $350 for each one one-thousandth share of Series A Junior Participating Preferred Stock.

Warrant

   In connection with the Distribution, the Company issued to Qualcomm a warrant to purchase 5,500,000 shares of the Company's common stock. In March 1999, Qualcomm agreed to reduce the number of shares to 4,500,000 for consideration of $5.4 million, which was the estimated fair value of the warrant repurchase as determined by an option pricing model. This warrant is currently exercisable and remains exercisable until September 2008.

Trust Convertible Preferred Securities

  Under the conversion agreement between the Company and Qualcomm, Leap has agreed to issue up to 2,271,060 shares of its common stock upon the conversion of the Trust Convertible Preferred Securities of a wholly owned statutory business trust of Qualcomm. After conversion of the Trust Convertible Preferred Securities, Qualcomm will have some of its debt reduced, but Leap will receive no benefit or other consideration. At December 31, 1999, 1,345,707 shares of the Company's common stock had been issued upon conversion.

Note 8. Benefit Plans

Employee Savings and Retirement Plan

  In September 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999 was $52,000 and $133,000, respectively.

Stock Option Plans

  In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that allows the Board of Directors to grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock. A total of 8,000,000 shares of common stock were reserved for issuance under the 1998 Plan. The 1998 Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date. The Company also adopted the 1998 Non-Employee Directors Stock Option Plan (the "1998 Non-Employee Directors Plan"), under which options to purchase common stock are granted to non-employee directors on an annual basis. A total of 500,000 shares of common stock were reserved for issuance under the 1998 Non-Employee Directors Plan. The options are exercisable at a price equal to the fair market value of the common stock on the date of grant, vest over a five-year period and are exercisable for up to ten years from the grant date.

  In September 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan ("the 2000 Plan"). A total of 2,250,000 shares of common stock have been reserved for issuance under the 2000 Plan. Terms of the Plan are comparable to the Company's 1998 Stock Option Plan.

  A summary of stock option transactions for the 1998 Plan and the 1998 Non-Employee Directors Plan follows (number of shares in thousands):

                                                                                      Options Outstanding
                                                                                  -------------------------------
                                                                       Options                        Weighted
                                                                      Available     Number of         Average
                                                                      For Grant      Shares        Exercise Price
                                                                      ---------   -----------      --------------
  Options authorized...............................................       8,500
  Options granted at Distribution..................................      (5,542)         5,542          $ 3.73
  Options granted after Distribution...............................      (1,768)         1,768           10.52

   Options cancelled................................................        513           (720)           4.03
   Options exercised................................................         --           (650)           3.11
                                                                         ------          -----
   August 31, 1999..................................................      1,703          5,940            5.78
   Options granted..................................................       (127)           127           36.23
   Options cancelled................................................         67            (67)           8.17
   Options exercised................................................         --           (303)           7.88
                                                                         ------          -----
   December 31, 1999................................................      1,643          5,697          $ 6.56
                                                                         ======          =====

  The following table summarizes information about stock options outstanding under the 1998 Plan and the 1998 Non-Employee Directors Plan at December 31, 1999 (number of shares in thousands):

                                                 Options Outstanding               Options Exercisable
                                          ---------------------------------  -------------------------------
                                                          Weighted
                                                          Average
                                                         Remaining        Weighted                  Weighted
                                                        Contractual        Average                   Average
       Range of                           Number            Life          Exercise       Number     Exercise
   Exercise Prices                       of Shares       (in Years)         Price      of Shares     Price
   ---------------                       ---------      ------------      --------     ---------    --------
   $ 0.78 to $  3.63                          2,505         6.09           $ 2.78        1,391       $ 2.59
   $ 3.67 to $  5.04                          1,691         7.53           $ 4.46          490       $ 4.25
   $ 5.06 to $ 10.38                            607         7.99           $ 5.86          205       $ 5.65
   $15.56 to $ 22.00                            830         9.54           $21.60           12       $18.29
   $49.25 to $ 55.44                             64         9.94           $55.03            1       $53.64
                                              -----                                      -----
                                              5,697         7.26           $ 6.56        2,099       $ 3.39
                                              =====                                      =====

  In June 1999, Cricket Communications Holdings adopted its own 1999 Stock Option Plan (the "1999 Cricket Plan") that allows the Cricket Communications Holdings Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communications Holdings common stock. A total of 7,600,000 shares of Cricket Communications Holdings common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date.

  In June 1999, a total of 1,205,000 options to purchase Cricket Communications Holdings common stock were granted to two directors of the Company, exercisable at $1.00 per share with accelerated vesting provisions. In July 1999, all of these options vested and were fully exercised. In addition, 795,000 other options granted in June 1999 at $1.00 per share were exercised in July 1999. Cricket Communications Holdings received promissory notes totaling $0.9 million and cash of $1.1 million as consideration for the issuance of the shares.

  In connection with Leap's purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own on June 15, 2000 (see Note
13), each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. The intrinsic value of the Leap replacement options on the date of the transaction was $24.3 million and was recorded as unearned stock-based compensation.

  A summary of stock option transactions for the 1999 Cricket Plan follows (number of shares in thousands):

                                                                                Options Outstanding
                                                                            ----------------------------
                                                                                             Weighted
                                                                 Options                      Average
                                                                Available     Number of      Exercise
                                                                For Grant      Shares          Price
                                                               -----------  -------------  -------------
   Options authorized........................................       7,600
   Options granted...........................................      (3,335)         3,335           $1.16

     Options cancelled.................         2          (2)    1.00
     Options exercised.................        --      (2,000)    1.00
                                           ------      ------
     August 31, 1999...................     4,267       1,333     1.41
     Options granted...................      (600)        600     4.53
     Options cancelled.................        21         (21)    3.82
                                           ------      ------
     December 31, 1999.................     3,688       1,912   $ 2.35
                                           ======      ======


  The following table summarizes information about stock options outstanding under the 1999 Cricket Plan at December 31, 1999 (number of shares in thousands):

                                         Options Outstanding                    Options Exercisable
                                ------------------------------------------  -----------------------------
                                                   Weighted
                                                   Average
                                                  Remaining     Weighted                     Weighted
                                                 Contractual    Average                       Average
                                    Number          Life        Exercise       Number        Exercise
            Exercise Prices       of Shares      (in Years)      Price        of Shares        Price
          -------------------   -------------  --------------  -----------  -------------  -------------
               $  1.00                850            9.47        $ 1.00           123          $ 1.00
               $  2.00                458            9.54          2.00            --              --
               $  4.00                445            9.73          4.00            --              --
               $  6.00                159            9.90          6.00            --              --
                                    -----                                        ---
                                    1,912            9.58        $ 2.35           123          $ 1.00
                                    =====                                        ===

Employee Stock Purchase Plan

  In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 ESP Plan") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 200,000 shares of common stock were reserved for issuance under the 1998 ESP Plan. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. During the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, a total of 17,366 and 63,779 shares were issued under the 1998 ESP Plan at $15.51 and $3.83 per share, respectively. At December 31, 1999, 118,855 shares were available for future issuance.

Executive Retirement Plan

  In September 1998, the Company adopted a voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pre tax basis. On a quarterly basis, participants receive up to a 10% match of their income in the form of the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plan authorized up to 100,000 shares of common stock to be allocated to participants. During the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, 3,953 and 8,718 shares, respectively, were allocated under the plan and the Company's matching contribution amounted to $162,000 and $86,000, respectively. At December 31, 1999, 87,329 shares were available for future allocation.

Executive Officer Deferred Stock Plan

  In December 1999, the Company established an Executive Officer Deferred Stock Plan that provides for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals are converted into share units credited to the participant's account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company's common stock on the bonus payday. Share units represent the right to receive shares of the Company's common stock in accordance with the plan. The Company will also credit to a matching account that number of share units equal to 20% of the share units credited to the participant's accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. The Company has reserved 25,000 shares of its common stock for issuance under the plan.

Pro Forma Information

  For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                    Period from
                                                    September 1,
                                                      1999 to     Year Ended
                                                    December 31,  August 31,
                                                        1999         1999
                                                 ----------------------------
          Risk-free interest rate:
            1998 Stock Option Plan...............       6.55%         5.0%
            1999 Cricket Plan....................       6.55%         5.0%
            1998 ESP Plan........................       5.74%         4.5%
          Volatility:
            1998 Stock Option Plan...............       50.0%        50.0%
            1999 Cricket Plan....................        0.0%         0.0%
            1998 ESP Plan........................       55.0%        55.0%
          Dividend yield (all plans).............        0.0%         0.0%
          Expected life (years):.................
            1998 Stock Option Plan...............        6.0          6.0
            1999 Cricket Plan....................        6.0          6.0
            1998 ESP Plan........................        0.5          0.5

  The weighted average estimated grant date fair values of stock options were as follows:

                                                      Period from
                                                      September 1,
                                                        1999 to     Year Ended
                                                      December 31,  August 31,
                                                        1999           1999
                                                   ----------------------------
            1998 Stock Option Plan...............      $20.35          $ 1.57
            1999 Cricket Plan....................      $ 1.42          $ 0.12
            1998 ESP Plan........................      $ 3.46          $ 2.37

  The Company's pro forma information is as follows (in thousands, except per share data):

                                                                              Period
                                                                               from
                                                                             September 1,
                                                                               1999 to        Year Ended
                                                                             December 31,     August 31,
                                                                               1999              1999
                                                                          -------------------------------
            Net loss:
             As reported................................................     $ (75,846)         $(164,613)
             Pro forma..................................................     $ (76,815)         $(171,415)
            Basic and diluted net loss per common share:
             As reported................................................     $   (4.01)         $   (9.19)
             Pro forma..................................................     $   (4.06)         $   (9.57)

Note 9. Commitments and Contingencies

  In May 1999, Pegaso entered into a $100.0 million loan agreement. The Company guaranteed 33% of Pegaso's obligations under this loan agreement in the event of Pegaso's default. The amount of the loan was subsequently increased to $190.0 million although the amount of the guarantee was not increased. In December 1999, as a condition of the guarantee, the Company received an option to subscribe for and purchase up to 243,090 limiting voting series "N" treasury shares of Pegaso. The number of shares to be purchased by the Company under the option will be calculated to provide a total internal rate of return on the average outstanding balance of the bridge loan of 20%. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

  The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and rental of sites for towers and antennas required for the operation of its wireless system in Chile. Future minimum rental payments required for all non-cancelable operating leases at December 31, 1999 are as follows (in thousands):


          Year Ended December 31:
          -----------------------
          2000............................................   $ 6,093
          2001............................................     1,120
          2002............................................     5,809
          2003............................................     1,019
          2004............................................     5,389
          Thereafter......................................    13,232
                                                             -------
               Total......................................   $32,662
                                                             =======

  Rent expense totaled $0.9 million and $1.2 million for the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, respectively. No rent expense was incurred by the Company prior to the Distribution.

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

Note 10. Balance Sheet Components

                                                                                                          August 31,
                                                                                    December 31,   ------------------------
                                                                                        1999           1999         1998
                                                                                    -------------  -------------  ---------
                                                                                                (in thousands)
Accounts receivable, net:
  Trade accounts receivable.......................................................      $  3,455       $  2,197
  Other accounts receivable.......................................................         1,185          1,112
                                                                                        --------       --------
                                                                                           4,640          3,309
  Allowance for doubtful accounts.................................................          (713)          (583)
                                                                                        --------       --------
                                                                                        $  3,927       $  2,726
                                                                                        ========       ========

Property and equipment, net:
  Land............................................................................      $    302       $    310
  Buildings and infrastructure....................................................       103,882        108,958
  Machinery and equipment.........................................................         3,069          2,558
  Computer equipment and other....................................................        21,893         17,158
                                                                                        --------       --------
                                                                                         129,146        128,984
  Accumulated depreciation and amortization.......................................       (16,087)       (12,037)
                                                                                        --------       --------
                                                                                        $113,059       $116,947
                                                                                        ========       ========
Intangible assets, net:
  Wireless licenses...............................................................      $ 57,982       $ 58,488      $6,274
  Rights to wireless network systems..............................................        14,991         16,225          --
  Goodwill........................................................................            --             --         564
                                                                                        --------       --------      ------
                                                                                          72,973         74,713       6,838
  Accumulated amortization........................................................        (1,498)          (769)         --
                                                                                        --------       --------      ------
                                                                                        $ 71,475       $ 73,944      $6,838
                                                                                        ========       ========      ======
Accounts payable and accrued liabilities:
  Trade accounts payable..........................................................      $  4,167       $  1,523      $   --
  Accrued payroll and related benefits............................................         4,827          4,597          --
  Accrued loss on handset purchase commitment.....................................         5,074          7,035          --
  Other accrued liabilities.......................................................         5,029          3,217       5,789
                                                                                        --------       --------      ------
                                                                                        $ 19,097       $ 16,372      $5,789
                                                                                        ========       ========      ======

Note 11. Comparative Financial Information

     The following is summarized results of operations and cash flows information for the periods from September 1, 1999 to December 31, 1999 and from September 1, 1998 to December 31, 1998 (unaudited):

                                                                                  Period from      Period from
                                                                                  September 1,    September 1,
                                                                                    1999 to         1998 to
                                                                                  December 31,    December 31,
                                                                                      1999           1998
                                                                                 -------------  --------------
                                                                                                 (unaudited)
Statement of Operations Information:
  Operating revenues...........................................................      $  6,772        $     --
  Operating expenses...........................................................       (36,439)         (5,502)
                                                                                     --------        --------
    Operating loss.............................................................       (29,667)         (5,502)
  Equity in net loss of unconsolidated wireless operating companies............       (23,077)        (19,908)
  Other income (expense), net..................................................       (23,102)           (697)
                                                                                     --------        --------
    Net loss...................................................................      $(75,846)       $(26,107)
                                                                                     ========        ========
  Basic and diluted net loss per common share..................................      $  (4.01)         $(1.48)
                                                                                     ========        ========

Cash Flows Information:
Operating activities:
  Net loss.....................................................................      $(75,846)       $(26,107)
  Equity in net loss of unconsolidated wireless operating companies............        23,077          19,908
  Other........................................................................        21,199         (7,318)
                                                                                     --------        --------
                                                                                      (31,570)        (13,517)
                                                                                     --------        --------
Investing activities:
  Investments in and loans to unconsolidated wireless operating companies......        (2,744)        (86,791)
  Restricted cash equivelents..................................................       (20,500)             --
  Other........................................................................        (4,568)         (3,399)
                                                                                     --------        --------
                                                                                      (27,812)        (90,190)
                                                                                     --------        --------
Financing activities:
  Borrowings under credit agreement............................................        61,650          23,315
  Former parent company's investment...........................................            --          95,268
  Other........................................................................         1,721             104
                                                                                     --------         -------
                                                                                       63,371         118,687
                                                                                     --------         -------
Effect of exchange rate changes................................................         7,210              --
Effect of change in foreign company reporting log..............................         6,695              --
                                                                                     --------        --------
Net increase in cash and cash equivalents......................................      $ 17,894        $ 14,980
                                                                                     ========        ========

Note 12. Segment Data

     The Company's reportable segments are countries in which it manages, supports, operates and participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of Cricket Communications and Chase Telecommunications in the United States, and Leap's operating companies in Mexico and Chile.

     The accounting policies of the various segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". The key operating performance criteria used by Leap include revenue growth, operating income (loss), depreciation and amortization, capital expenditures, and purchases of wireless licenses. Segment assets exclude corporate assets. Corporate expenses are comprised primarily of general and administrative expenses, which are separately managed. The segment results of Chile and Mexico do not include any corporate allocations of general and administrative expenses from Leap.

     Summary information by segment is as follows (in thousands):




                                                                   As of
                                                             December 31, 1999
                                                          and for the period from     As of and for the Year Ended August 31,
                                                              September 1 to       ---------------------------------------------
                                                             December 31, 1999         1999           1998             1997
                                                          -----------------------  ------------   ------------    --------------
United States:
Revenues................................................          $  3,142           $   3,337       $     22         $      --
Operating loss..........................................           (22,951)            (22,414)       (20,017)           (4,959)
Depreciation and amortization...........................           (13,863)             (2,033)          (120)             (120)
Capital expenditures....................................           (15,691)             (6,177)       (12,852)           (9,971)
Purchase of wireless licenses...........................                --             (18,920)            --                --
Total assets............................................           113,205             109,437         88,991
Chile:
Revenues................................................             6,644               7,444             --                --
Operating loss..........................................           (20,096)            (27,479)        (4,380)             (274)
Depreciation and amortization...........................            (6,714)             (9,409)           (60)               --
Capital expenditures....................................            (2,899)            (26,666)       (85,036)          (15,058)
Total assets............................................           190,297             186,645        124,614
Mexico:
Revenues................................................             1,813               1,203             --                --
Operating loss..........................................           (47,169)            (68,847)        (5,350)               --
Depreciation and amortization...........................            (3,337)             (2,320)            --                --
Capital expenditures....................................           (36,279)             (8,315)          (822)               --
Purchase of wireless licenses...........................                --            (175,864)       (57,666)               --
Total assets............................................           514,918             551,098         71,760

     A reconciliation of the Company's segment revenues, operating expenses, depreciation and amortization and total assets to the corresponding consolidated amounts is as follows (in thousands):

                                                                        As of
                                                                   December 31, 1999
                                                                and for the period from
                                                                     September 1,          As of and for the Year Ended August 31,
                                                                  1999 to December 31,    -----------------------------------------
                                                                         1999                 1999           1998          1997
                                                                -----------------------   -------------  -------------  -----------
Segment revenues...............................................         $  11,599            $  11,984      $      22     $     --
Revenues of unconsolidated wireless operating
  companies....................................................            (4,955)              (8,190)           (22)          --
Other unallocable revenues.....................................               128                  113             --           --
                                                                        ---------            ---------      ---------     --------
  Consolidated revenues........................................         $   6,772            $   3,907      $      --     $     --
                                                                        =========            =========      =========     ========
Segment operating losses.......................................         $ (90,216)           $(118,740)     $ (29,747)    $ (5,233)
Operating losses of unconsolidated wireless operating
  companies....................................................            65,850              101,528         15,151        5,233
Corporate and eliminations.....................................            (5,301)             (17,260)        (9,292)      (1,361)
                                                                        ---------            ---------      ---------     --------
  Consolidated operating loss..................................         $ (29,667)           $ (34,472)     $ (23,888)    $ (1,361)
                                                                        =========            =========      =========     ========
Segment depreciation and amortization..........................         $ (23,914)           $ (13,762)     $    (180)    $   (120)
Depreciation and amortization of unconsolidated
  wireless operating companies.................................            17,200                8,501            180          120
Corporate depreciation and amortization........................              (212)                (563)            --           --
                                                                        ---------            ---------      ---------     --------
  Consolidated depreciation and amortization...................         $  (6,926)           $  (5,824)     $      --     $     --
                                                                        =========            =========      =========     ========
Segment total assets...........................................         $ 818,420            $ 847,180      $ 285,365
Total assets of unconsolidated wireless operating


                                                                         As of
                                                                   December 31, 1999
                                                                and for the period from    As of and for the Year Ended August 31,
                                                                 September 1, 1999 to     -----------------------------------------
                                                                   December 31, 1999          1999           1998          1997
                                                                -----------------------   -------------  -------------  -----------
  companies....................................................          (612,266)            (639,738)      (285,365)
Investments in and loans to unconsolidated wireless
  operating companies..........................................            85,878               94,429        150,914
Corporate assets...............................................            68,733               33,460          6,838
                                                                        ---------            ---------      ---------
  Consolidated total assets....................................         $ 360,765            $ 335,331      $ 157,752
                                                                        =========            =========      =========

  Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

                                                                    As of
                                                              December 31, 1999
                                                                   and for
                                                               the period from
                                                                September 1 to     As of and for the Year Ended August 31,
                                                                 December 31,    -------------------------------------------
                                                                    1999             1999           1998           1997
                                                              -----------------  -------------  -------------  -------------
REVENUES:
United States................................................          $     --       $     --       $     --       $     --
Other countries..............................................             6,772          3,907             --             --
                                                                       --------       --------       --------       --------
  Total consolidated revenues................................          $  6,772       $  3,907       $     --       $     --
                                                                       ========       ========       ========       ========
LONG-LIVED ASSETS:
United States................................................          $ 33,147       $ 23,599       $     --       $     --
Other countries..............................................           240,477        264,369        104,557         42,267
                                                                       --------       --------       --------       --------
  Total consolidated long-lived assets.......................          $273,624       $287,968       $104,557       $ 42,267
                                                                       ========       ========       ========       ========

  Note 13. Subsequent Events

  Nortel Supply and Credit Agreements

     In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of the Company formed to hold wireless licenses used in Cricket Communications' business, and all their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

Ericsson Supply and Credit Agreements

     In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services. Ericsson Credit AB agreed to finance these purchases plus additional working capital under a credit facility. These agreements amended and replaced the binding memorandum of agreement between the parties dated September 20, 1999. The credit facility permits up to $495.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Ericsson. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Nortel, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of the Company formed to hold wireless licenses and used in Cricket Communications' business, and all their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule.

     Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,800.0 million.

Units Offering

     In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 ("Senior Note") and one warrant to purchase the Company's common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 ("Senior Discount Note") and one warrant to purchase the Company's common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million of the total proceeds was allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. In addition, the Company capitalized debt issuance costs of $13.5 million, consisting of underwriting, printing, legal and accounting fees. A portion of the net proceeds from the units offering was used for the repayment of borrowings under the Company's credit agreement with Qualcomm. The remaining proceeds from the units offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities, and working capital and general corporate purposes. Qualcomm purchased $150.0 million of the Senior Discount Notes.

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

     The notes rank equally with the Company's other unsecured senior indebtedness. The notes are effectively subordinate to all of the Company's secured indebtedness. The notes are guaranteed by the Company's domestic subsidiary, Cricket Communications Holdings. The terms of the notes include certain covenants that restrict the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. The Company consummated an exchange offer for the notes pursuant to an effective registration statement in July 2000.

     Each warrant included as part of the Senior Notes is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. Each warrant included as part of the Senior Discount Notes is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. The Company filed a shelf registration statement covering the resale of the warrants and related common stock issuable upon exercise of the warrants in August 2000.

Equity Offering

     In February 2000, the Company completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions, the Company received $82.72 per share, or $330.9 million in the aggregate. The Company paid approximately $0.9 million of expenses related to the equity offering, and these costs have been recorded as reductions to additional paid-in capital. A portion of the net proceeds from the equity offering was used for the repayment of the credit agreement with Qualcomm. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

Stockholders' Equity

     In September 2000, the Company's shareholders approved the amendment and restatement of the Company's Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 75,000,000 to 300,000,000.

Cricket Communications Holdings

     On June 15, 2000, through a subsidiary merger, the Company acquired the remaining 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of the Company and Cricket Communications Holdings. Each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and nonassessable share of the Company's common stock. As a result, 1,048,635 shares of the Company's common stock were issued. The Company also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of its common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company's common stock.

                                  *  *  *  *

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  The following table sets forth information concerning the directors and executive officers of Leap as of October 26, 2000:

Name                                         Age                            Position
----                                         ---                            --------
Harvey P. White..........................     66         Chairman of the Board, Chief Executive Officer and
                                                         Director
Thomas J. Bernard........................     68         Vice Chairman, President - International Business
                                                         Division and Director
Susan G. Swenson.........................     52         President, Chief Operating Officer and Director of Leap
                                                         and Chief Executive Officer of Cricket Communications
James E. Hoffmann........................     50         Senior Vice President, General Counsel and Secretary
Stewart Douglas Hutcheson................     44         Senior Vice President, Wireless Data Development
Daniel O. Pegg...........................     54         Senior Vice President, Public Affairs
Leonard C. Stephens......................     43         Senior Vice President, Human Resources
Thomas D. Willardson.....................     50         Senior Vice President, Finance and Treasurer
Jill E. Barad............................     49         Director
Alejandro Burillo Azcarraga..............     48         Director
Anthony R. Chase.........................     45         Director
Robert C. Dynes..........................     57         Director
Scot B. Jarvis...........................     40         Director
John J. Moores...........................     56         Director
Michael B. Targoff.......................     56         Director
Jeffrey P. Williams......................     49         Director

  Additional information concerning the directors and executive officers is set forth below:


  Harvey P. White has served as Chairman of the Board, Chief Executive Officer and a Director of Leap since its formation in June 1998 and also served as President of Leap from June 1998 to July 1999. Mr. White is one of the founders of Qualcomm and served as Vice Chairman of the Board of Qualcomm from June 1998 to September 1998. From May 1992 until June 1998, he served as President of Qualcomm and from February 1994 to August 1995, as Chief Operating Officer of Qualcomm. Before May 1992, he was Executive Vice President and Chief Operating Officer, and was also a Director of Qualcomm since it began operations in July 1985 until he resigned in September 1998 when Leap became an independent, publicly-traded company. From March 1978 to June 1985, Mr. White was an officer of LINKABIT (M/A-COM LINKABIT after August 1980), where he was successively Chief Financial Officer, Vice President, Senior Vice President and Executive Vice President. Mr. White became Chief Operating Officer of LINKABIT in July 1979 and a Director of LINKABIT in December 1979. Mr. White is currently a Director of Verance, Inc., a privately-held multimedia technology start-up company, Applied Micro Circuits Corporation, a supplier of high-bandwidth silicon connectivity and Cibernet Corp., a company that provides financial settlement services to telecommunications companies. Mr. White holds a B.A. from Marshall University.

  Thomas J. Bernard has served as a Director of Leap since its formation in June 1998. Mr. Bernard is also the Vice Chairman and President - International Business Division of Leap. From June 1998 to July 1999, he served as Executive Vice President of Leap. From April 1996 to June 1998, Mr. Bernard served as a Senior Vice President of Qualcomm and General Manager of Qualcomm's Infrastructure Products division. Mr. Bernard had retired in April 1994, but returned to Qualcomm in August 1995 as Executive Consultant and became Senior Vice President, Marketing, in December 1995. Mr. Bernard first joined Qualcomm in September 1986. He served as Vice President and General Manager for the OmniTRACS division and in September 1992 was promoted to Senior Vice President of Qualcomm. Before joining Qualcomm, Mr. Bernard was Executive Vice President and General Manager, M/A-COM LINKABIT, Telecommunications Division, Western Operations. Mr. Bernard also serves as a Director of AirFiber Inc., a privately-held company that markets high-speed open-air optical communication systems; and Advanced Remote Communications Solutions, Inc., a provider of remote information technology solutions.

   Susan G. Swenson has served as President and a Director since July 1999 and Chief Operating Officer since October 1999. She has also served as Cricket Communications's Chief Executive Officer since July 1999. From March 1994 to July 1999, she served as President and Chief Executive Officer of Cellular One, a joint venture between AirTouch and AT&T Wireless that provided wireless telecommunications services to regions covering approximately 10 million potential customers. From 1979 to 1994, Ms. Swenson held various operating positions with Pacific Telesis Group, including Vice President and General Manager of Pacific Bell's San Francisco Bay Area operating unit for one year and President and Chief Operating Officer of PacTel Cellular for two and one-half years. Ms. Swenson also serves as a Director of Wells Fargo & Company, General Magic, Inc. and Palm Computing, Inc., a subsidiary of 3Com Corporation. Ms. Swenson holds a B.A. from San Diego State University.

   James E. Hoffmann has served as Senior Vice President, General Counsel and Secretary of Leap since its formation in June 1998. Mr. Hoffmann also served as a Director of Leap from September 1998 to July 1999. From June 1998 to September 1998, Mr. Hoffmann was Vice President, Legal Counsel of Qualcomm. From February 1995 to June 1998, he served as Vice President of Qualcomm and Division Counsel for the Infrastructure Products Division, having joined Qualcomm as Senior Legal Counsel in June 1993. Before joining Qualcomm, Mr. Hoffmann was a partner in the law firm of Gray, Cary, Ames & Frye, where he practiced transactional corporate law. Mr. Hoffmann holds a B.S. from the United States Naval Academy, an M.B.A. from Golden Gate University and a J.D. from University of California, Hastings College of the Law.

   Stewart Douglas Hutcheson has served as Senior Vice President, Wireless Data Development since July 2000, having previously served as Senior Vice President, Business Development from April 2000 to July 2000 and as Vice President, Business Development from Leap's formation in September 1998 to April 2000. From February 1995 to September 1998, Mr. Hutcheson served as Vice President, Marketing in the Wireless Infrastructure division at Qualcomm. Before joining Qualcomm, Mr. Hutcheson held operational and technical management positions at Solar Turbines, Inc. for 13 years. Mr. Hutcheson holds a B.S. in mechanical engineering from California State Polytechnic University and an M.B.A. from University of California, Irvine.

   Daniel O. Pegg has served as Senior Vice President, Public Affairs since September 1998. From March 1997 to September 1998, Mr. Pegg served as Senior Vice President, Public Affairs of Qualcomm. Before joining Qualcomm, Mr. Pegg was President and Chief Executive Officer of the San Diego Economic Development Corporation for 14 years. Mr. Pegg served on the Board of Directors of Gensia Pharmaceuticals from 1986 to 1996. Mr. Pegg holds a B.A. from California State University at Los Angeles.

   Leonard C. Stephens has served as Senior Vice President, Human Resources since September 1998. From December 1995 to September 1998, Mr. Stephens was Vice President, Human Resources Operations for Qualcomm. Before joining Qualcomm, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14 year career. Mr. Stephens holds a B.A. from Howard University.

  Thomas D. Willardson has served as Senior Vice President, Finance and Treasurer since July 1998. From July 1995 to July 1998, Mr. Willardson was Vice President and Associate Managing Director of

Bechtel Enterprises, Inc., a wholly owned investment and development subsidiary of Bechtel Group, Inc. From January 1986 to July 1995, Mr. Willardson was a principal at The Fremont Group, an investment company. Mr. Willardson has served as a Director of Cost Plus, Inc. since March 1991. Mr. Willardson holds a B.S. in Finance from Brigham Young University and an M.B.A. from the University of Southern California.

   Jill E. Barad has served as a Director of Leap since August 2000. Ms. Barad was Chairman of the Board and Chief Executive Officer of Mattel, Inc. from October 1997 to February 2000. She served as President and CEO of Mattel, Inc. from January 1997 to October 1997 and as President and COO of Mattel, Inc. from July 1992 to January 1997. Ms. Barad started her career at Mattel as a product manager in 1981. Ms. Barad graduated from Queens College in 1973 with a B.A. in English Literature and Psychology. Ms. Barad is also a member of the Board of Directors at Pixar Animation Studios. She is a member of the UCLA Executive Board of Medical Sciences, the Board of Governors of Town Hall Los Angeles, the Board of Fellows of Claremont University Center and Graduate School and Trustee Emeritus of the Queens College Foundation. She is Chairman of the Executive Advisory Board of the Children Affected by AIDS Foundation, and a member of the Advisory Committee Board of the For All Kids Foundation. Ms. Barad is also on the Board of Advisors of the Children's Scholarship Fund.

   Alejandro Burillo Azcarraga has served as a Director of Leap since September 1998. Mr. Burillo has more than 30 years experience working for Grupo Televisa. Mr. Burillo presently serves as Vice-Chairman of the Board of Directors of Grupo Televisa, a position to which he was appointed in 1991. In addition, Mr. Burillo served as President of International Affairs of Grupo Televisa from 1997 to 1999, and before that time served as Chief Operating Officer of Grupo Televisa. Mr. Burillo also holds a controlling interest in Grupo Pegaso, a private investment group with interests in various industries including cable television, communications, retail electronics, real estate, sports and entertainment. Mr. Burillo also serves as a Director of Grupo Desc, an NYSE-listed company and one of Mexico's main industrial groups.

   Anthony R. Chase has served as a Director of Leap since August 2000. Mr. Chase has served as Chairman and CEO of Chasecom LP since 1998, Chairman and CEO of Chase Radio Partners, Inc. since 2000, and Chairman and CEO of both Faith Broadcasting Corporation and Chase Telecommunications, Inc. since 1993. Mr. Chase is also Chairman and Co-Founder, together with SBC Communications, Inc., of the Telecom Opportunity Institute. Mr. Chase began teaching communications law and contracts at the University of Houston Law School in 1990 and received tenure in 1996. Mr. Chase received a B.A. with honors from Harvard University in 1977 and his M.B.A. and J.D. from Harvard Business School and Harvard Law School in 1981. Mr. Chase serves on the Boards of Directors of Cornell Companies, Inc. (NYSE), Northern Trust Bank of Texas, numerous not-for-profit organizations, and is a member of the Council on Foreign Relations.

   Robert C. Dynes has served as a Director of Leap since July 1999. He has served as the Chancellor of the University of California, San Diego since 1996 and as a Professor of Physics at UCSD since 1991 and was Senior Vice Chancellor -- Academic Affairs of UCSD from 1995 to 1996. Before 1991, Chancellor Dynes held numerous research science positions at AT&T Bell Laboratories. Chancellor Dynes holds a B.Sc. in Mathematics and Physics from the University of Western Ontario and a M.Sc. and Ph.D. in Physics from McMaster University in Hamilton, Ontario. Chancellor Dynes is a member of the National Academy of Sciences and a Fellow of the American Academy of Arts and Sciences, the Canadian Institute of Advanced Research and the American Physical Society. Chancellor Dynes serves on numerous scientific and educational boards and committees.

   Scot B. Jarvis has served as a Director of Leap since September 1998. Mr. Jarvis is a cofounder and managing member of Cedar Grove Partners, LLC, a privately-owned company formed to make investments in telecommunications ventures. From 1994 to 1996, Mr. Jarvis was a Vice President of

Operations for Eagle River, Inc., a telecommunications investment company owned by Craig O. McCaw. While at Eagle River, Mr. Jarvis was the cofounder and acting President of Nextlink Communications, Inc., now a publicly-traded competitive local exchange company. Mr. Jarvis was also responsible for certain operations and was a Director of NEXTEL Communications, a nationwide provider of specialized mobile radio service. From 1985 to 1994, Mr. Jarvis held a number of executive positions at McCaw Cellular Communications which was sold to AT&T in August 1994. His responsibilities included Acquisitions and Development, International Development, and he operated two separate Cellular One Districts in California from 1990 to 1993. Mr. Jarvis also serves as a Director of Point.com, Metawave Communications Corp. and Wireless Facilities, Inc. Mr. Jarvis holds a B.A. from the University of Washington.

   John J. Moores has served as a Director of Leap since June 1999. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P., and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. In 1980, Mr. Moores founded BMC Software, Inc. and served as its President and Chief Executive Officer from 1980 to 1986 and as Chairman of its Board of Directors from 1980 to 1992. Mr. Moores also serves as a Director of Bindview Development Corporation, NEON Systems, Inc., Peregrine Systems, Inc. and several privately-held corporations. Mr. Moores holds a B.S. and a J.D. from the University of Houston.

   Michael B. Targoff has served as a Director of Leap since September 1998. He is founder and CEO of Michael B. Targoff and Co., a company that seeks controlling investments in telecommunications and related industry companies. From its formation in January 1996 through January 1998, Mr. Targoff was President and Chief Operating Officer of Loral Space & Communications Limited. Before that time, Mr. Targoff was Senior Vice President of Loral Corporation. From 1991, Mr. Targoff was a Director and a principal Loral executive responsible for Loral's satellite manufacturing joint venture with Alcatel, Aerospatiale, Alenia and Daimler Benz Aerospace. Mr. Targoff was also the President and is a Director of Globalstar Telecommunications Limited, the company that is the public owner of Globalstar, Loral's global mobile satellite system. Before joining Loral Corporation in 1981, Mr. Targoff was a Partner in the New York law firm of Willkie Farr and Gallagher. Mr. Targoff is also a Director of Foremost Corporation of America. Mr. Targoff holds a B.A. from Brown University and a J.D. from Columbia University School of Law, where he was a Hamilton Fisk Scholar and Editor of the Columbia Journal of Law and Social Problems.

   Jeffrey P. Williams has served as a Director of Leap since September 1998. He has been a Managing Partner at Greenhill & Co., LLC, an investment banking firm, since 1998. From September 1996 to January 1998, Mr. Williams was Executive Vice President, Strategic Development and Global Markets for McGraw-Hill Companies, and from 1984 through 1996, he was an investment banker with Morgan Stanley & Co. Incorporated in their Telecommunications and Media Group. Mr. Williams has a Bachelor of Architecture from the University of Cincinnati and an M.B.A. from Harvard University Graduate School of Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Leap's directors and executive officers, and persons who own more than ten percent of a registered class of the Leap's equity securities to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Leap. Officers, directors and greater-than-ten-percent beneficial owners are required by Commission regulations to furnish Leap with copies of all Section 16(a) forms they file.

   To Leap's knowledge, based solely on a review of the copies of such reports furnished to Leap and written representations that no other reports were required, during the fiscal year ended December 31,

1999, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with, except for William R. Hinchliff, who became subject to Section 16(a) filing requirements on October 7, 1999, but his Form 3 was filed on October 10, 2000.

Item 11. Executive Compensation

   The following table sets forth certain compensation information with respect to Leap's Chief Executive Officer and other four most highly-paid executive officers for the fiscal year ended December 31, 1999 (the "Named Executive Officers"). Leap first hired employees on September 23, 1998. Prior to that date, all of the Named Executive Officers were employees of Qualcomm. As a result, the information set forth in the following tables reflects compensation earned by the Named Executive Officers for services they rendered to Leap during the twelve months ended December 31, 1999 and August 31, 1999 and to Qualcomm during its fiscal years 1997 and 1998.

                          Summary Compensation Table

                                                                                                       Long-Term
                                                             Annual Compensation(1)                  Compensation
                                                 --------------------------------------------------  ---------------
                                                                                         Other         Securities
Name and Principal Positions                                                            Annual         Underlying       All Other
       At the Company                             Year        Salary      Bonus     Compensation(4)      Options     Compensation(7)
---------------------------------------------    --------- ------------  ---------  ---------------  --------------- ---------------
Harvey P. White..............................    1999(2)    $550,000      $305,000      $      0          197,250        $684,331
  Chairman of the Board and                      1999(3)    $488,464      $305,000      $      0          497,000(5)     $273,222
  Chief Executive Officer                        1998       $477,853      $320,000      $      0           75,000        $108,902
                                                 1997       $395,713      $250,000      $      0                0        $ 37,011

Thomas J. Bernard............................    1999(2)    $332,500      $150,000      $      0          113,625        $ 59,334
  Vice Chairman, President -- International      1999(3)    $280,924      $150,000      $      0          180,000(5)     $ 46,351
  Business Division and Director                 1998       $287,509      $120,000      $      0                0        $ 34,545
                                                 1997       $245,142      $ 65,000      $      0                0        $  6,086

James E. Hoffmann............................    1999(2)    $245,000      $ 80,000      $      0           48,900        $ 16,308
  Senior Vice President,                         1999(3)    $224,117      $ 80,000      $      0           83,000(5)     $  5,219
  General Counsel, and Secretary                 1998       $178,930      $ 60,000      $      0            4,000        $ 13,899
                                                 1997       $149,283      $ 50,000      $      0            3,000        $ 10,048

Leonard C. Stephens..........................    1999(2)    $220,000      $ 80,000      $      0           48,900        $ 23,995
  Senior Vice President,                         1999(3)    $197,270      $ 80,000      $      0           76,000(5)     $ 13,464
  Human Resources                                1998       $176,930      $ 55,000      $104,947            6,000        $  2,258
                                                 1997       $146,828      $ 45,000      $ 42,268            3,000        $  1,816

Daniel O. Pegg...............................    1999(2)    $230,000      $ 70,000      $      0           22,600        $ 51,681
  Senior Vice President,                         1999(3)    $204,504      $ 70,000      $      0           52,500(5)     $ 32,726
  Public Affairs                                 1998       $209,868      $ 68,000      $      0                0        $ 41,745
                                                 1997       $111,174(6)   $ 55,000      $      0           50,000        $  3,463

__________

(1) As permitted by rules established by the Commission, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus.

(2)  New fiscal year ended December 31, 1999.

(3) Fiscal year ended August 31, 1999. Amounts reflect compensation paid to the Named Executive Officers by Leap after the September 23, 1998 spin-off from Qualcomm, representing approximately eleven months of the prior fiscal year ended August 31, 1999.

(4) In December 1995, Leonard C. Stephens joined Qualcomm as Vice President of Human Resources. Qualcomm made payments related to his relocation as shown above and in fiscal 1998 also reimbursed Mr. Stephens $50,705 for income taxes arising from the relocation payment.

(5) In connection with the spin-off of Leap by Qualcomm in September 1998, Leap was contractually obligated to issue options to purchase Leap Common Stock to the holders of outstanding options to purchase Qualcomm common stock (the "Distribution Options"). This arrangement was made to preserve the value of the outstanding Qualcomm options at the time of the spin-off. Distribution Options granted to the Named Executive Officers were 91,000 shares to Mr. White; 15,000 shares to Mr. Bernard; 8,000 shares to Mr. Hoffmann; 6,000 shares to Mr. Stephens; and 12,500 shares to Mr. Pegg.

(6) Mr. Pegg joined Qualcomm in March 1997. If he had been employed by Qualcomm during the entire 1997 fiscal year at the same annual base salary rate, his salary for fiscal 1997 would have been $212,000.

(7) Includes matching 401(k) contributions, executive benefits payments, executive retirement stock matching and financial planning services as follows:


                                                        Matching      Executive     Executive      Financial       Total
                                                         401(k)       Benefits      Retirement     Planning        Other
     Name                                   Year     Contributions    Payments   Contributions(3)  Services    Compensation
     ----                                  ------   ----------------  ---------  ----------------  ---------  --------------
     Harvey P. White...................    1999(1)        $ 4,800    $ 6,971      $50,000          $     0      $684,331(4)
                                           1999(2)        $ 4,615    $ 1,850      $47,077          $16,640      $273,222(5)
                                           1998           $ 2,313    $ 2,520      $48,919          $38,070      $108,902(6)
                                           1997           $ 2,145    $ 2,520      $32,346          $     0      $ 37,011

     Thomas J. Bernard.................    1999(1)        $ 4,800    $ 9,161      $39,938          $     0      $ 59,334
                                           1999(2)        $ 3,269    $14,596      $17,870          $10,616      $ 46,351
                                           1998           $ 2,659    $ 4,270      $26,532          $ 1,084      $ 34,545
                                           1997           $ 1,816    $ 4,270      $     0          $     0      $  6,086

     James E. Hoffmann.................    1999(1)        $ 4,800    $ 3,508      $ 8,000          $     0      $ 16,308
                                           1999(2)        $ 2,032    $ 3,187      $     0          $     0      $  5,219
                                           1998           $ 2,659    $     0      $ 8,916          $ 2,324      $ 13,899
                                           1997           $ 2,145    $     0      $ 7,903          $     0      $ 10,048

     Leonard C. Stephens...............    1999(1)        $ 4,800    $ 8,955      $ 8,000          $ 2,240      $ 23,995
                                           1999(2)        $ 4,182    $ 7,042      $     0          $ 2,240      $ 13,464
                                           1998           $ 2,258    $     0      $     0          $     0      $  2,258
                                           1997           $ 1,816    $     0      $     0          $     0      $  1,816

     Daniel O. Pegg....................    1999(1)        $ 4,800    $19,033      $25,000          $ 1,559      $ 51,681
                                           1999(2)        $ 3,269    $10,796      $17,559          $ 1,102      $ 32,726
                                           1998           $14,048    $ 4,475      $ 9,174          $14,048      $ 41,745
                                           1997           $     0    $     0      $ 3,463          $     0      $  3,463

     __________

(1)  New fiscal year ended December 31, 1999.

(2)  Fiscal year ended August 31, 1999.

(3) Leap has a voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pre-tax basis. The participants receive a 50% company stock match on a maximum deferral of 15% of income payable only upon eligible retirement. Participants become fully vested in the stock benefit at age 65, with partial vesting beginning after the participant reaches the age of 61 and has at least three years of employment with Leap or has participated in the plan for more than ten years. The employee contributions and the stock benefit are unsecured and subject to the general creditors of Leap. At December 31, 1999, 5,848 shares were vested on behalf of Harvey P. White, 2,025 shares were vested on behalf of Thomas J. Bernard, 1,990 shares have been issued but have not yet vested on behalf of Daniel O. Pegg, 431 shares have been issued but have not vested on behalf of James E. Hoffmann and 279 shares have been issued but have not vested on behalf of Leonard C. Stephens.

  (4) Also includes $622,560, the dollar value of the benefits of premiums paid for a split-dollar life insurance policy (unrelated to term life insurance coverage) (the "Split-Dollar Insurance") reflecting the present value of the economic benefit of the premiums paid by Leap during the twelve months ended December 31, 1999.

  (5) Also includes $203,040, the dollar value of the benefits of premiums paid for the Split-Dollar Insurance reflecting the present value of the economic benefit of the premiums paid by Leap during the twelve months ended August 31, 1999.

  (6) Also includes $17,080, the dollar value of the benefit of premiums paid for the Split Dollar Insurance reflecting the present value of the economic benefit of the premiums paid by Qualcomm during its 1998 fiscal year.

  The following table shows specified information with respect to options to purchase Leap common stock granted to the Named Executive Officers during the twelve months ended December 31, 1999, including option grants to purchase Cricket Communications Holdings, Inc. common stock, which were converted into options to purchase Leap common stock in connection with the merger of Cricket Communications Holdings into a wholly-owned subsidiary of Leap in June 2000.

                       Option Grants in Last Fiscal Year

                                         Number of       % of Total
                                         Securities    Options Granted                                Potential Realizable Value
                                         Underlying          To                                       at Assumed Annual Rates of
                                          Options          Company                                   Stock Price Appreciation for
                                          Granted       Employees in     Exercise  Expiration               Option Term(2)
                                                                                                  ----------------------------------
Name                                       (#)(1)       Fiscal Year       Price       Date              5%                 10%
-------------------------------------     -------      ---------------   --------  ----------     -----------------  ---------------
Harvey P. White......................     150,000           10.51%        $ 19.25    06/22/09      $  1,815,304.56   $ 4,599,975.94
                                           47,250(3)         3.31%        $ 12.70    09/23/09      $  1,256,848.76   $ 2,356,388.91

Thomas J. Bernard....................      90,000            6.31%        $ 19.25    06/22/09      $  1,089,182.74   $ 2,759,985.56
                                           23,625(3)         1.66%        $ 12.70    09/23/09      $    628,424.38   $ 1,178,194.45

James E. Hoffmann....................      30,000            2.10%        $ 19.25    06/22/09      $    363,060.91   $   919,995.19
                                           18,900(3)         1.32%        $ 12.70    09/23/09      $    502,739.50   $   942,555.56

Leonard C. Stephens..................      30,000            2.10%        $ 19.25    06/22/09      $    363,060.91   $   919,995.19
                                           18,900(3)         1.32%        $ 12.70    09/23/09      $    502,739.50   $   942,555.56

Daniel O. Pegg.......................      10,000            0.70%        $ 19.25    06/22/09      $    121,020.30   $   306,665.06
                                           12,600(3)         0.88%        $ 12.70    09/23/09      $    335,159.67   $   628,370.38

__________

(1) Options granted by Leap to executive officers in its fiscal year ending December 31, 1999 become exercisable in equal installments on the first through fifth anniversaries of the date of grant.

(2) Calculated on the assumption that the market value of the underlying Common Stock increases at the stated values, compounded annually. Options granted under Leap's 1998 Stock Option Plan generally have a maximum term of ten years. The total appreciation of the options over their ten year terms at 5% and 10% is 63% and 158%, respectively.

(3) Represents options to purchase Cricket Communications Holdings common stock converted into options to purchase Leap common stock in connection with the merger of Cricket Communications Holdings into a wholly-owned subsidiary of Leap in June 2000, whereby each issued and outstanding share of Cricket Communications Holdings not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap Common Stock. Leap also assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

     The following table sets forth certain information with respect to the exercise of options to purchase Common Stock of Leap during the twelve months ended December 31, 1999, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

                                                                    Number of Securities                Value of Unexercised
                                                                   Underlying Unexercised                   In-the-Money
                                                                 Options at Fiscal Year-End          Options at Fiscal Year-End
                                      Shares        Value                   (#)                                ($)(1)
                                    Acquired on    Realized   --------------------------------  ------------------------------------
Name                                 Exercise        ($)        Exercisable     Unexercisable      Exercisable      Unexercisable
----------------------------------  -----------  ------------ ---------------   --------------  ------------------ -----------------
Harvey P. White...................       11,000  $    159,453     54,950            380,550          $   4,137,477    $    6,253,214
Thomas J. Bernard.................        6,000  $     10,500     16,500            157,500          $   1,243,710    $   10,421,250
James E. Hoffmann.................            0  $          0     15,700             67,300          $   1,187,888    $    4,590,597
Daniel O. Pegg....................            0  $          0     11,000             41,500          $     818,920    $    2,952,930
Leonard C. Stephens...............        2,100  $     28,167      9,200             64,700          $     693,132    $    4,393,108

__________

(1) Represents the closing price per share of the underlying shares on the last trading day of the year ended December 31, 1999 less the option exercise price multiplied by the number of shares. The closing value per share was $78.50 on the last trading day of the year as reported on the Nasdaq National Market.

Employment Agreement

    Leap and Ms. Swenson entered into an employment offer letter dated June 11, 1999 which provides that Ms. Swenson will serve as President of Leap. Ms. Swenson currently serves as President, Chief Operating Officer and Director of Leap and Chief Executive Officer of Cricket Communications. Under the letter, Ms. Swenson is entitled to an annual salary of $400,000 and, beginning with fiscal 1999, an annual bonus of up to 60% of her base salary. In connection with the letter, Ms. Swenson received an option under Leap's option plan to acquire 250,000 shares of Leap common stock at a price of $19.00 per share. The option vests at the rate of 20% per year upon each anniversary of the grant date. Under the letter, Ms. Swenson also received an option to purchase 350,000 shares of Cricket Communications Holdings, Inc. common stock at a price of $2.00 per share (which were converted into options to purchase 110,250 shares of Leap common stock at a price of $6.35 per share upon the merger of Cricket Communications Holdings with a subsidiary of Leap), that will become fully vested after five years from the grant date. Under the letter, Ms. Swenson is eligible to participate in Leap's executive retirement plan and is also entitled to comprehensive benefits. The letter includes a special termination provision that requires Leap to pay to Ms. Swenson 12 months base pay if her employment is terminated for other than gross misconduct or gross neglect of duty within 12 months of her date of hire. If Ms. Swenson is terminated for other than gross misconduct or gross neglect of duty within 13 to 24 months of her date of hire, Leap is required to make payment to Ms. Swenson equal to nine months of her base pay.

Executive Officer Deferred Stock Plan

  In December 1999, Leap established an Executive Officer Deferred Stock Plan that provides for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals are converted into share units credited to the participant's account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of Leap's common stock on the bonus payday. Share units represent the right to receive shares of Leap's common stock in accordance with the plan. Leap will also credit to a matching account that number of shares units equal to 20% of the share units credited to the participant's accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. Leap has reserved 25,000 shares of its common stock for issuance under the plan.

Compensation of Directors

  Directors of Leap do not receive any compensation for their services as director except that each non-employee director receives an option to purchase 20,000 shares of Leap Common Stock when he or she first serves as a non-employee director and an option to purchase 10,000 additional shares of Leap Common Stock at the time of each subsequent annual meeting that occurs while he or she continues to serve as a non-employee director. Commencing in 2001, a director will also receive an additional option to purchase 10,000 shares of Leap common stock for each year during which such director serves as chair of either the Audit Committee or Compensation Committee.

  The exercise price for each option is the fair market value of Leap's Common Stock on the date the option is granted. Each option becomes exercisable over five years according to the following schedule: as long as the optionee continues to serve as a non-employee director, employee or consultant to Leap, 20% of the shares subject to the option first become exercisable on each of the first five anniversaries of the date of grant. Each option has a term of 10 years, provided that the options terminate 30 days after the optionee ceases to be a non-employee director, employee or consultant to Leap. Special exercise and termination rules apply if the optionee's relationship with Leap is terminated as a result of retirement at age 70 after at least nine years of service on the Board, permanent and total disability, or death.

  Leap also reimburses directors for their travel expenses incurred in connection with attendance at Board and Board committee meetings.

Compensation Committee Interlocks and Insider Participation

  The current members of Leap's Compensation Committee are Messrs. Dynes and Moores. During the fiscal year ended December 31, 1999, Messrs. Burillo, Jarvis, Targoff and Williams also served at various times as members of the Compensation Committee.

  Prior to the spin-off of Leap from Qualcomm, Messrs. Jarvis and Williams worked with Qualcomm to develop the "Cricket(R)" unlimited local calling strategy that Leap has adopted and refined for use in domestic wireless markets. Messrs. Jarvis and Williams are also directors of Cricket Communications Holdings, Inc., a subsidiary of Leap that is implementing the Cricket strategy. In June 1999, Cricket Communications Holdings granted Messrs. Jarvis and Williams options to purchase 795,000 and 410,000 shares, respectively, of its common stock, exercisable at $1.00 per share. Messrs. Jarvis and Williams exercised these options in full and as a result they owned approximately 1.5% and 0.8%, respectively, of the outstanding common stock of Cricket Communications Holdings.

  Mr. Jarvis fully exercised his Cricket Communications Holdings stock options in July 1999. Upon exercise, Mr. Jarvis paid $346,334 in cash and issued to Cricket Communications Holdings a promissory note for the remaining balance of $448,666. The promissory note is secured by 498,666 shares of Cricket Communications Holdings common stock. The note accrues interest at a rate of 9% per annum, compounded annually, on the outstanding balance of the loan. The loan matures on August 31, 2000.

  Mr. Williams fully exercised his Cricket Communications Holdings stock options in July 1999 and paid to Cricket Communications Holdings the exercise price of $410,000 in cash.

  In December 1999, Mr. Jarvis and Mr. Williams and Michael B. Targoff, also a director of Leap, purchased 121,483, 63,700 and 166,667 shares of Cricket Communications Holdings, respectively, at a price of $6.00 per share. The shares were acquired in exchange for issuance of secured demand promissory notes issued to Cricket Communications Holdings by Messrs. Jarvis, Williams and Targoff on the amounts of $728,898, $382,200 and $1,000,002, respectively. The promissory notes have been paid in full and were secured by the shares and accrued interest at the rate of 10% per annum.

  In connection with the merger of Cricket Communications Holdings into a wholly-owned subsidiary of Leap in June 2000, each issued and outstanding share of Cricket Communications Holdings not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap's Common Stock.

  As previously disclosed, in late September 1998, Leap provided a $17.5 million loan to Pegaso Comunicaciones y Servicios, S.A. de C.V. ("Pegaso Comunicaciones"), a Mexican company 99%-owned by Alejandro Burillo Azcarraga, a Director of Leap and a member of the Board's Compensation Committee. The purposes of this loan were to facilitate investment by Pegaso Comunicaciones in Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"), a joint venture in which Leap has an interest, and to ensure that the investors in Pegaso made all capital contributions to Pegaso that were required for the acquisition of certain Mexican telecommunications licenses on September 30, 1998. The Pegaso Loan was paid in full, as scheduled, in two payments of $7.5 million and $10 million made in October 1998 and December 1998, respectively. Leap earned interest at the rate of 13% per annum on the loan to Pegaso Comunicaciones.

  In April 1999, Leap entered into an agreement with Pegaso to provide it with network management and operations services for five years, subject to earlier termination in accordance with the terms of the agreement. Leap generally subcontracted these services to a subsidiary of an international telecommunications company. From the September 23, 1998 spin-off of Leap until April 1999, Leap also provided management and operations services to Pegaso through a subsidiary of the international telecommunications company. In fiscal 1999, Pegaso paid Leap $28.2 million for services plus related expenses under these arrangements. Mr. Burillo and his affiliates own an interest of approximately 14.6% in Pegaso. Leap owns an interest of approximately 20.1% in Pegaso.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of October 20, 2000, information with respect to the beneficial holdings of each director, the Chief Executive Officer and the four most highly-paid executive officers during the year ended December 31, 1999, and all of Leap's executive officers and directors as a group, as well as each of Leap's stockholders who, based on its records, was known to Leap to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of its common stock.


                                                                        Beneficial Ownership (1)
                                                                 --------------------------------------
                                                                    Number of             Percent of
Directors, Officers and 5% Stockholders                             Shares (2)              Total
---------------------------------------                          --------------------------------------
Qualcomm Incorporated (3)                                            4,500,000              14.3%
Harvey P. White (4)(5)(10)                                             656,626               2.4
Thomas J. Bernard (5)(6)(10)                                            93,232                 *
James E. Hoffmann (5)(7)(10)                                            50,165                 *
Daniel O. Pegg (5)(8)                                                   30,816                 *
Leonard C. Stephens (5)(10)                                             49,274                 *
Scot B. Jarvis (5)(9)                                                  301,392               1.1
Alejandro Burillo Azcarraga (5)                                         12,000                 *
Jeffrey P. Williams (5)                                                161,215                 *
Robert C. Dynes (5)                                                      6,000                 *
John J. Moores (5)                                                       6,000                 *
Michael B. Targoff (5)                                                  58,500                 *
Anthony R. Chase (11)                                                  205,056                 *
Jill E. Barad                                                                0                 *
All Officers and Directors as a group (16 persons)                   1,809,910               6.7%

__________

 *  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders of Leap and by Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned and has a business address of Leap Wireless International, Inc., 10307 Pacific Center Court, San Diego, California 92121. Applicable percentages are based on 26,869,840 shares of Leap Common Stock outstanding, adjusted as required by rules promulgated by the Commission.

(2) In addition to shares held in the individual's sole name, this column includes shares held by the spouse and other members of the named person's immediate household who share that household with the named person, and shares held in family trusts.

(3) Consists entirely of the right to purchase shares of Leap Common Stock for approximately $6.11 per share, or an aggregate purchase price of approximately $27.5 million, under a warrant. The warrant is fully exercisable and expires in September 2008. On a fully diluted basis, as of October 20, 2000, Qualcomm would own approximately 9.6% of Leap Common Stock upon exercise of the warrant. This table does not include warrants to purchase approximately 771,450 shares of Common Stock at an exercise price of $96.80 per share which Qualcomm purchased in our February 2000 units offering.

     Such warrants are not exercisable until February 23, 2001. Qualcomm's business address is 5775 Morehouse Dr., San Diego, California 92121.

(4) Includes 2,500 shares held in a foundation of which Mr. White disclaims beneficial ownership. Also includes 357,429 shares held in family trusts, 7,500 shares held in a family limited partnership, 250 shares held in a charitable remainder trust, 78,765 shares held in a family trust for the benefit of grandchildren and 60,032 shares held in trusts for the benefit of relatives.

(5) Includes shares issuable upon exercise of options exercisable within 60 days of October 20, 2000 as follows: Mr. Bernard, 52,500 shares; Mr. Burillo, 6,000 shares; Mr. Chase, 1,890 shares; Mr. Dynes, 6,000 shares; Mr. Hoffmann, 31,450 shares; Mr. Jarvis, 12,000 shares; Mr. Moores, 6,000 shares; Mr. Pegg, 24,020 shares; Mr. Stephens, 25,150 shares; Mr. Targoff, 6,000 shares; Mr. White, 150,150 shares; and Mr. Williams, 12,000 shares.

(6)  Includes 5,710 shares held by Mr. Bernard's spouse.

(7) Includes 2,500 shares held in a custodial account for the benefit of Mr. Hoffmann's spouse and 16,215 shares held in a family trust.

(8) Includes 5,000 shares held by a family trust, 525 shares held in a custodial account for the benefit of Mr. Pegg's spouse and 25 shares held for the benefit of Mr. Pegg's minor son.

(9) Includes 50 shares held in an IRA account and 150 shares held for the benefit of Mr. Jarvis' children.

(10) Includes shares subject to vesting 20% per year over a five-year period commencing September 24, 1999 as follows: Mr. White, 47,250 shares; Mr. Bernard, 23,625 shares; Mr. Hoffmann, 7,560 shares; and Mr. Stephens, 18,900 shares.

(11) Includes 202,566 shares issuable upon exercise of a warrant held by Chase Telecommunications Holdings, Inc., a company through which Mr. Chase, by virtue of his position as an officer and director, has the power to vote and direct the disposition of such shares. Mr. Chase holds a 41.25% ownership interest in Chase Telecommunications Holdings, Inc. and disclaims beneficial ownership of all but 83,558 of the 202,566 shares issuable upon exercise of the warrant.

Item 13.  Certain Relationships and Related Transactions

Transactions with Directors

  Before the spin-off of Leap from Qualcomm, Scot B. Jarvis and Jeffrey P. Williams, two of our directors, worked with Qualcomm to develop the Cricket unlimited local calling strategy that Leap has adopted and refined for use in domestic wireless markets. Messrs. Jarvis and Williams are also directors of Cricket Communications Holdings, Inc., a subsidiary of Leap that is implementing the Cricket strategy. In June 1999, Cricket Communications Holdings granted Messrs. Jarvis and Williams options to purchase 795,000 and 410,000 shares, respectively, of its common stock, exercisable at $1.00 per share. Messrs. Jarvis and Williams have exercised these options in full, and as a result they own approximately 1.5% and 0.8%, respectively, of the outstanding common stock of Cricket Communications Holdings.

  Mr. Jarvis fully exercised his Cricket Communications Holdings stock options in July 1999. Upon exercise, Mr. Jarvis paid $346,334 in cash and issued to Cricket Communications Holdings a promissory note for the remaining balance of $448,666. The promissory note is secured by 498,666 shares of Cricket

Communications Holdings common stock. The note accrues interest at a rate of 9% per annum, compounded annually, on the outstanding balance of the loan. The loan was paid in full on August 31, 2000.

  Mr. Williams fully exercised his Cricket Communications Holdings stock options in July 1999 and paid to Cricket Communications the exercise price of $410,000 in cash.

  In December 1999, Mr. Jarvis and Mr. Williams and Michael B. Targoff, also a director of Leap, purchased 121,483, 63,700, and 166,667 shares of Cricket Communications Holdings, respectively, at a price of $6.00 per share. The shares were acquired in exchange for issuance of demand promissory notes issued to Cricket Communications Holdings by Messrs. Jarvis, Williams and Targoff in the amounts of $728,898, $382,200 and $1,000,002, respectively. The promissory notes are secured by the shares and accrue interest at the rate of 10% per annum.

  In connection with the merger of Cricket Communications Holdings into a wholly-owned subsidiary of Leap, each issued and outstanding share of Cricket Communications Holdings not held by Leap was converted into the right to receive
0.315 of a fully-paid and nonassessable share of Leap common stock.

  In late September 1998, we provided a $17.5 million loan to Pegaso Comunicaciones y Servicios, S.A. de C.V., a Mexican company 99%-owned by Alejandro Burillo Azcarraga, one of our directors and a member of the board's compensation committee. The purposes of this loan were to facilitate investment by Pegaso Comunicaciones in Pegaso, a joint venture in which we have an interest, and to ensure that the investors in Pegaso made all capital contributions to Pegaso that were required for the acquisition of certain Mexican telecommunications licenses on September 30, 1998. This loan was paid in full, as scheduled, in two payments of $7.5 million and $10 million made in October 1998 and December 1998, respectively. We earned interest at the rate of 13% per annum on the loan to Pegaso Comunicaciones.

  In April 1999, we entered into an agreement with Pegaso to provide it with network management and operations services for five years, subject to earlier termination in accordance with the terms of the agreement. We generally subcontracted these services to a subsidiary of an international telecommunications company. From the September 23, 1998 spin-off of Leap until April 1999, we also provided management and operations services to Pegaso through a subsidiary of the international telecommunications company. In the year ended August 31, 1999, Pegaso paid us $28.2 million for services plus related expenses under these arrangements. Mr. Burillo is a director of Leap and he and his affiliates own an interest of approximately 14.6% in Pegaso. We own an interest of approximately 20.1% in Pegaso.

  In March 2000, Leap acquired substantially all of the assets of Chase Telecommunications Holdings, Inc., a company partially owned and controlled by Mr. Chase. As partial consideration of that acquisition, (i) Mr. Chase entered into a Consulting Agreement with a wholly-owned subsidiary of Leap pursuant to which Mr. Chase will receive $250,000 per year for 5 years and was granted options to purchase 9,450 shares of Leap Common Stock, (ii) Chase Telecommunications Holdings, Inc. received a warrant to purchase 202,566 shares of Leap Common Stock for an aggregate exercise price of $1,000,000, and (iii) Chase Telecommunications Holdings, Inc. received a contingent earn-out payment of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired from Chase Telecommunications Holdings, Inc. during the fifth full year following the closing of the acquisition.

Transactions with Qualcomm

  Leap was formed as a Delaware corporation in June 1998 as a subsidiary of Qualcomm. In September 1999, Qualcomm distributed all of the common stock of Leap to Qualcomm's stockholders as a taxable dividend. To transfer the Leap business from Qualcomm to us, Qualcomm entered into various agreements with us that are described below. The agreements have been amended from time to time, including changes required by the FCC as a condition to allowing us to acquire specific wireless licenses. In May 1999, Qualcomm sold its network infrastructure division to Ericsson. In connection with that sale, Qualcomm transferred to Ericsson its rights to sell network infrastructure equipment to Leap and its subsidiaries and ventures. In February 2000, Qualcomm sold its subscriber division to Kyocera. In connection with that sale, Qualcomm transferred to Kyocera its rights to sell customer equipment to Leap and its subsidiaries and ventures.

  Qualcomm purchased $150.0 million (original purchase price) of senior discount units in our units offering in February 2000. We used a portion of the net proceeds from our February 2000 equity offering to repay all outstanding borrowings under our credit agreement with Qualcomm and terminated the credit agreement. As a result of Qualcomm's participation in the units offering, however, Qualcomm remains a significant lender to us. Our relationship with Qualcomm may also create conflicts of interest between us and Qualcomm. In addition, Qualcomm is not restricted from competing with us or directly pursuing wireless telecommunications businesses or interests which would also be attractive to us.

Separation and Distribution Agreement

  Immediately before the distribution of Leap common stock to Qualcomm's stockholders, we entered into the Separation and Distribution Agreement with Qualcomm. The Separation and Distribution Agreement governed the principal transactions required to effect the separation of the companies and the distribution, and other agreements governing the relationship between the parties.

  To effect the separation of the companies, Qualcomm transferred some of its businesses and ventures to us. Qualcomm also contributed to us the following:

  .  $10 million in cash;

  . Qualcomm's right to receive payment of approximately $113 million of debt from Leap's operating companies;

  . Qualcomm's rights under specific agreements relating to our business and ventures; and

  .  other assets.

  Qualcomm's performance as an equipment vendor was not a condition of payment to us under the notes and other debt transferred. We did not receive any intellectual property in connection with the separation of the companies, and Qualcomm retained all rights not expressly transferred regarding agreements with our subsidiaries and ventures.

  In connection with the transfer of assets and rights by Qualcomm, we issued a warrant to Qualcomm to purchase 5,500,000 shares of our common stock for $6.11 per share. In March 1999, in exchange for consideration valued at $5.4 million, Qualcomm agreed to amend the warrant to reduce the number of shares which may be acquired upon exercise of the warrant to 4,500,000. The warrant is currently exercisable and remains exercisable until 2008. Qualcomm has agreed that it will not exercise the warrant in a manner that would cause Qualcomm and its officers and directors to collectively hold more than 15% of our outstanding common stock.

  In the Separation and Distribution Agreement, we also assumed some liabilities of Qualcomm, including:

  . funding obligations to our subsidiaries and ventures totaling approximately $75 million;

  .  Qualcomm's rights and obligations to manage our subsidiaries and ventures;
     and

  .  $2 million of accrued liabilities regarding our employees.

  The Separation and Distribution Agreement provides for:

  .  releases of claims of each party against the other;

  .  the allocation of potential liabilities; and

  .  indemnification rights between the parties.

  The Separation and Distribution Agreement also provides that, in international markets, we will deploy, and will cause our affiliates to deploy, only systems using cdmaOne until January 1, 2004.

  CdmaOne is the original standard for fixed or mobile wireless communications systems based on or derived from Qualcomm's CDMA technology and successor standards that Qualcomm has adopted. The Telecommunications Industry Association and other recognized international standards bodies have adopted cdmaOne as an industry standard. We also agreed that, in international markets, we would invest only in companies using cdmaOne systems until January 1, 2004.

  Under the Separation and Distribution Agreement, we also granted Qualcomm a non-exclusive, royalty-free license to any patent rights developed by us or our affiliates. In addition, under the Separation and Distribution Agreement, we granted Qualcomm a right of first refusal for a period of three years with respect to proposed transfers by us of our investments and joint venture interests. We further agreed to take an active role in the management of companies in which we hold stock or joint venture interests. The parties also generally agreed that, for a period of three years following our spin-off from Qualcomm, neither party would solicit or hire employees of the other.

Master Agreement Regarding Equipment Acquisition

  The Master Agreement Regarding Equipment Acquisition contains our obligations regarding the purchase and sale of terrestrial-based cdmaOne infrastructure and customer equipment. As a result of Qualcomm's sale of its network infrastructure division to Ericsson, we owe some purchase obligations to Ericsson with respect to network equipment and, as a result of the sale of Qualcomm's subscriber division to Kyocera, with respect to customer equipment. Under the Master Agreement Regarding Equipment Acquisition, we generally agreed that:

  For five years, we will purchase at least 50% of our requirements for infrastructure equipment from Ericsson and 50% of our requirements for customer equipment from Kyocera.

  For each initial investment by us made before October 2002 in a wireless telecommunication entity operating in the U.S., we will require the U.S. operator to enter into an equipment requirements agreement with Kyocera and Ericsson. The equipment requirements agreement will require the U.S. operator to purchase at least 50% of its requirements for infrastructure equipment from Ericsson and 50% of its requirements for customer equipment from Kyocera, in each case for a five year period.

  For each investment by us in a U.S. operator of wireless communications made after October 2002, we will attempt to require the U.S. operator to provide Ericsson and Kyocera with an opportunity to bid on its requirements for infrastructure equipment and customer equipment, respectively. We also will encourage the U.S. operator to acquire equipment from Ericsson and Kyocera.

  Leap and the U.S. companies in which it invests must comply with these requirements only if Kyocera or Ericsson, as applicable, offers competitive equipment on competitive terms, and its bid to sell equipment and related services is less than or equal to the lowest competing bid that Leap or such companies would accept; provided, however, until Kyocera has received contracts from us and the companies in which we invest for at least $250 million of customer equipment for use in the U.S., Leap and U.S. companies in which it initially invests before 2002 must comply with these requirements if Kyocera's bid is 110% or less than the lowest competing bid Leap or such other company would accept.

  Under the terms of the agreement, because we have already received more than $60 million in financing from parties other than Qualcomm, if we make an initial investment in a wireless communications company operating outside of the U.S., we will seek to provide Kyocera and Ericsson with an opportunity to bid on the foreign operator's infrastructure and customer equipment. We will also encourage the foreign operator to acquire its equipment from Kyocera and Ericsson. The obligations of all the foreign operators will depend on Kyocera and Ericsson offering competitive equipment on competitive terms, including price.

  All the obligations of Leap regarding equipment purchases under the Master Agreement Regarding Equipment Acquisition will expire in September 2007. If Leap attempts to acquire equipment on a "bundled" basis, then Ericsson and Kyocera are entitled, in some cases, to respond separately to each portion of the proposed bundled acquisition. If Leap does not attempt to acquire the equipment on a competitive basis from multiple vendors, but instead decides to negotiate exclusively with Ericsson or Kyocera, then Ericsson or Kyocera, as applicable, will offer and sell the equipment to us on a "most favored pricing" basis.

Conversion Agreement

  Under the Conversion Agreement, we agreed to issue up to 2,271,060 shares of our common stock to the holders of the Trust Convertible Preferred Securities of Qualcomm Financial Trust I, a wholly owned statutory business trust of Qualcomm, upon the conversion of their securities. On March 6, 2000, Qualcomm issued a call for the redemption of the remaining outstanding Trust Convertible Preferred Securities, all of which have now been converted or redeemed. In sum, we issued an aggregate of 2,268,732 shares of our common stock to the holders of the Trust Convertible Preferred Securities under the Conversion Agreement. The remaining 2,328 shares reserved for issuance under the Conversion Agreement were not issued as a result of cash payments in lieu of fractional shares that would have been issued upon conversion of the Trust Convertible Preferred Securities and as a result of redemptions by Qualcomm. Upon conversion of the Trust Convertible Preferred Securities, Qualcomm received a benefit in the form of forgiveness of debt, but we received no benefit or other consideration.

Deferred Payment Agreements with Smartcom

  Smartcom entered into a Deferred Payment Agreement, as amended and restated, with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the terms of the Deferred Payment Agreement, Qualcomm agreed to defer collection of principal amounts up to a maximum of $115.7 million, including capitalized interest. The obligations under the Deferred Payment Agreement were secured by all of the assets of Smartcom. Inversiones had agreed to pledge its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement required Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom were restricted from distribution to Leap. The deferred payments bore interest at a rate equal to LIBOR plus 5.0% to 6.5% or a bank base rate plus 4.0% to 5.5%, in each case with the specific rate based on specific financial ratios. Accrued interest could be added to the outstanding principal amount of the applicable borrowing until September 2001.

  Amounts deferred under the agreement were to have been repaid by September 2006. In February 2000, Smartcom and Qualcomm entered into an
Equipment Credit Agreement related to Smartcom's equipment supply and service agreements with a vendor. The Equipment Credit Agreement permitted up to $38.5 million of borrowings, including capitalized interest. The Equipment Credit Agreement provided for financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the

Equipment Credit Agreement accrued interest at a rate equal to LIBOR plus 5.0% to 7.0% or a bank base rate plus 4.0% to 6.0%, in each case with the specific rate based on certain financial ratios. Principal payments were scheduled to begin in March 2002 with a final maturity of September 2006. At May 31, 2000, Smartcom had financed amounts totaling $16.3 million, including capitalized interest, under the Equipment Credit Agreement.

  In February 2000, Smartcom and Qualcomm entered into a Subscriber Deferred Payment Agreement related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm. Under the terms of the agreement, Qualcomm had agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. The Subscriber Deferred Payment Agreement provided for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Subscriber Deferred Payment Agreement accrued interest at a rate equal to LIBOR plus 3.5% to 5.0% or a bank base rate plus 2.5% to 4.0%, in each case with the specific rate based on certain financial ratios. Principal outstanding was due at maturity in September 2001.

  At May 31, 2000, Smartcom had financed amounts totaling $11.2 million under the Subscriber Deferred Payment Agreement.

  In connection with our sale of Smartcom, we entered into a Waiver, Release and Termination of Obligations with Qualcomm, Inversiones and Smartcom, whereunder Qualcomm released us and Inversiones from our respective obligations under the Deferred Payment Agreement, the Equipment Credit Agreement, the Subscriber Deferred Payment Agreement and all other related agreements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements:

          The financial statements of Leap listed below are set forth in Item 8 of this report:

          Consolidated Balance Sheets at December 31, 1999 and August 31, 1999 and 1998

          Consolidated Statements of Operations and Comprehensive Loss for the period from September 1, 1999 to December 31, 1999 and for each of the three years in the period ended August 31, 1999

          Consolidated Statements of Cash Flows for the period from September 1, 1999 to December 31, 1999 and for each of the three years in the period ended August 31, 1999

          Consolidated Statements of Stockholders' Equity for the period from September 1, 1999 to December 31, 1999 and for each of the three years in the period ended August 31, 1999

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

     2.  Financial Statement Schedules:

          Report of Independent Accountants on Financial Statement Schedule

         Schedule I--Condensed Financial Information at December 31, 1999 and August 31, 1999 and 1998, for the period from September 1, 1999 to December 31, 1999 and for each of the three years in the period ended August 31, 1999

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.  Exhibits:

Exhibit No.     Description of Exhibit
-----------     ----------------------

2.1(16)         Share Purchase Agreement, dated as of June 2, 2000 among Endesa
                S.A., Leap Wireless International, Inc. and Inversiones Leap
                Wireless Chile, S.A.
3.1.1(2)        Amended and Restated Certificate of Incorporation of the
                Registrant.
3.1.2(15)       Certificate of Amendment of Amended and Restated Certificate of
                Incorporation of the Registrant.
3.2(2)          Amended and Restated Bylaws of the Registrant.
3.3(3)          Form of Certificate of Designation of Series A Junior
                Participating Preferred Stock of Registrant.
4.1(2)          Form of Common Stock Certificate.
4.2.1(4)        Letter, dated as of May 5, 1999, from Qualcomm Incorporated to the Registrant.
4.2.2(5)        Superceding Warrant, dated as of August 9, 1999, between the
                Registrant and various officers and directors of Qualcomm
                Incorporated.
4.2.3(5)        Form of Voting Agreement, dated as of August 9, 1999, issued to
                Qualcomm.
4.2.4(5)        Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm.
4.3.1(3)        Rights Agreement, dated as of September 14, 1998, between the
                Registrant and Harris Trust Company of California.
4.3.2(16)       First Amendment to Rights Agreement, dated as of February 8,
                2000, between Leap Wireless International, Inc. and Harris Trust
                Company of California.
4.3.3(16)       Second Amendment to Rights Agreement, dated as of March 30,
                2000, between Leap Wireless International, Inc. and Harris Trust
                Company of California.
4.4(1)          Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company
                (including Form of Warrant Certificate).
4.5(1)          Warrant Registration Rights Agreement, dated as of February 23,
                2000, by and between the Registrant and Morgan Stanley & Co.
                Incorporated.
4.6(1)          Trust Indenture, dated as of February 23, 2000, by and among the
                Registrant, Cricket Communications Holdings, Inc. and State
                Street Bank and Trust Company (including Forms of Notes).
4.7(1)          Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.
4.8(1)          Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and
                Morgan Stanley & Co. Incorporated.
10.1(6)         Separation and Distribution Agreement, dated as of September 23,
                1998, between Qualcomm and the Registrant.
10.1.1(5)       First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm.
10.2(6)         Credit Agreement, dated as of September 23, 1998, between
                Qualcomm and the Registrant.
10.3(6)         Tax Matters Agreement, dated as of September 23, 1998, between
                Qualcomm and the Registrant.
10.4(6)         Interim Services Agreement, dated as of September 23, 1998, between Qualcomm and

Exhibit No.     Description of Exhibit
-----------     ----------------------
                the Registrant.
10.5(6)         Master Agreement Regarding Equipment Acquisition, dated as of
                September 23, 1998, between Qualcomm and the Registrant.
10.5.1(5)       First Amendment to Master Agreement Regarding Equipment
                Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm.
10.6(6)         Employee Benefits Agreement, dated as of September 23, 1998, between Qualcomm and the Registrant.
10.7(6)         Conversion Agreement, dated as of September 23, 1998, between
                Qualcomm and the Registrant.
10.8(6)         Assignment and Assumption Agreement, dated as of September 23,
                1998, between Qualcomm and the Registrant.
10.9(7)         1998 Stock Option Plan, as amended through April 13, 1999.
10.10(2)        Form of non-qualified/incentive stock option under the 1998
                Stock Option Plan.
10.11(2)        Form of non-qualified stock option under the 1998 Stock Option
                Plan granted to Qualcomm option holders in connection with the distribution of the Registrant's common stock.
10.12(2)        Form of the Registrant's 1998 Non-Employee Directors' Stock
                Option Plan.
10.13(2)        Form of non-qualified stock option under the 1998 Non-Employee
                Directors' Stock Option Plan.
10.14(2)        Form of the Registrant's Employee Stock Purchase Plan.
10.15(2)        Assignment and Assumption of Lease dated August 11, 1998 between
                Qualcomm and Vaxa International, Inc.
10.16(2)        Form of Indemnity Agreement to be entered into between the
                Registrant and its directors and officers.
10.17(8)        Loan Agreement, dated as of September 28, 1998, between Pegaso
                Comunicaciones y Servicios, S.A. de C.V. and the Registrant.
10.18(8)        Promissory Note, executed September 25, 1998, payable to the
                Registrant by Pegaso Comunicaciones y Servicios, S.A. de C.V.
10.19(8)        Pledge Agreement, dated September 28, 1998, by and among the
                Guarantors, the Issuers and the Registrant.
10.20(9)        Asset Purchase Agreement, dated December 24, 1998, by and among
                Chase Telecommunications Holdings, Inc., Anthony Chase, Richard
                McDugald and the Registrant.
10.21.1(10)     Stock Purchase Agreement, dated April 12, 1999, by and among
                Inversiones Leap Chile S.A., Telex-- Chile S.A., and Chilesat
                S.A.
10.21.2(7)      Novation and Assumption of Payment Obligation Agreement, dated
                May 11, 1999, by and among Chilesat Telefonia Personal S.A.,
                Inversiones Leap Chile S.A. and Chilesat S.A. (In Spanish and
                accompanied by a translation in English).
10.22(5)        Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.22.1(1)      Amendment No. 1 to 1999 Stock Option Plan of Cricket
                Communications, Inc. (now known as Cricket Communications
                Holdings, Inc.).
10.23(5)        Form of non-qualified/incentive stock option under the Cricket
                Communications, Inc. 1999 Stock Option Plan (now known as
                Cricket Communications Holdings, Inc.).

Exhibit No.     Description of Exhibit
-----------     ----------------------
10.24(5)        Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.
10.25(11)       System Equipment Purchase Agreement, dated September 20, 1999, by and between Cricket Wireless Communications, Inc. and Lucent
                Technologies, Inc. Portions of this exhibit (indicated by
                asterisks) have been omitted pursuant to a request for
                confidential treatment pursuant to Rule 406 under the Securities
                Act of 1933 and Rule 24b-2 under the Securities Exchange Act of
                1934.
10.26(11)       Credit Agreement, dated as of September 29, 1999, among Cricket
                Communications, Inc., Cricket Wireless Communications, Inc., the
                Lenders party thereto, and Lucent Technologies, Inc., as
                Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for
                confidential treatment pursuant to Rule 406 under the Securities
                Act of 1933 and Rule 24b-2 under the Securities Exchange Act of
                1934.
10.26.1(11)     Exhibit A-- Form of Borrower Pledge Agreement.
10.26.2(11)     Exhibit B-- Form of Collateral Agency and Intercreditor
                Agreement.
10.26.3(11)     Exhibit C-- Form of Guarantee Agreement.
10.26.4(11)     Exhibit D-- Form of Indemnity, Subrogation and Contribution
                Agreement.
10.26.5(11)     Exhibit E-- Form of Parent Agreement.
10.26.6(11)     Exhibit F-- Form of Parent Pledge Agreement.
10.26.7(11)     Exhibit G-- Form of Perfection Certificate.
10.26.8(11)     Exhibit H-- Form of Security Agreement.
10.26.9(11)     Exhibit I-- Form of Subordination Agreement.
10.26.10(1)     First Amendment, dated as of November 24, 1999, to the Credit
                Agreement, dated as of September 20, 1999, among Cricket
                Communications, Inc., Cricket Wireless Communications, Inc., and
                Lucent Technologies, Inc., as Administrative Agent. Portions of
                this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.26.11(1)     Second Amendment, dated as of January 27, 2000, to the Credit
                Agreement, dated as of September 20, 1999, among Cricket
                Communications Holdings, Inc., Cricket Communications, Inc., the
                lenders party thereto and Lucent Technologies, Inc., as
                Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for
                confidential treatment pursuant to Rule 24b-2 under the
                Securities Exchange Act of 1934.
10.26.12(1)     First Amendment dated as of January 27, 2000, to the Parent
                Agreement, dated as of September 17, 1999, between the
                Registrant and Lucent Technologies, Inc., as Administrative
                Agent.
10.27(12)       Memorandum of Agreement, dated September 20 1999, by and between
                Ericsson Wireless Communications Inc., the Registrant and
                Cricket Wireless Communications, Inc. Portions of this exhibit
                (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the
                Securities Act of 1933 and Rule 24b-2 under the Securities
                Exchange Act of 1934.
10.28(11)       Second Amended and Restated Deferred Payment Agreement, dated
                October 12, 1999, among Chilesat Telefonia Personal S.A.,
                Inversiones Leap Chile S.A., and Qualcomm Incorporated, as
                Vendor, Administrative Agent and Collateral Agent Subsidiaries of the Registrant.

Exhibit No.     Description of Exhibit
----------      ----------------------

10.29.1(13)     Executive Officer Deferred Stock Plan.

10.29.2(16)     First Amendment to Executive Officer Deferred Stock Plan.

10.30(14)       License Purchase Agreement, dated September 11, 1998, by and between the Registrant and AirGate Wireless, L.L.C.

10.31(14)       First Amendment to License Purchase Agreement, dated December
                17, 1999, by and between Cricket Holdings, Inc. and AirGate
                Wireless, L.L.C.

10.32(14)       Agreement for Purchase and Sale of Licenses, dated January 7,
                2000, by and between Radiofone PCS, L.L.C. and the Registrant.

10.33(15)       2000 Stock Option Plan.

21.1*           Subsidiaries of the Registrant.

23.1*           Consent of PricewaterhouseCoopers LLP, independent accountants.

27.1*           Financial Data Schedule.

_______________
  *   Filed herewith.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(5) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(8) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the SEC on November 30, 1998, as amended, and incorporated herein by reference.

(9) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(12) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(13) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(14) Filed as an exhibit to Leap's Registration Statement on Form S-3 (File No. 333-93073) dated February 16, 2000, and incorporated herein by reference.

(15) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(16) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(b)   Reports on Form 8-K

      Leap did not file any reports on Form 8-K during the period from September 1, 1999 through December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEAP WIRELESS INTERNATIONAL, INC.
October 30, 2000
                                       By:   /s/ Harvey P. White
                                          -------------------------------
                                                 Harvey P. White,
                                           Chief Executive Officer and Director

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


               Signature                                           Title                         Date
               ---------                                           -----                         ----
       /s/ Harvey P. White                             Chief Executive Officer and            October 30, 2000
--------------------------------------------                    Director
              Harvey P. White                         (Principal Executive Officer)


       /s/ Susan G. Swenson                        President, Chief Operating Officer        October 30, 2000
--------------------------------------------                  and Director
              Susan G. Swenson

       /s/ Thomas J. Bernard                           Vice Chairman, President -            October 30, 2000
--------------------------------------------        International Business Division
              Thomas J. Bernard                               and Director


       /s/ Thomas D. Willardson                    Senior Vice President, Finance and        October 30, 2000
--------------------------------------------                   Treasurer
            Thomas D. Willardson                     (Principal Financial Officer)


       /s/ Stephen Dhanens                                     Controller                    October 30, 2000
--------------------------------------------         (Principal Accounting Officer)
           Stephen Dhanens

--------------------------------------------                    Director                     October __, 2000
        Alejandro Burillo Azcarraga

       /s/ Jill E. Barad
--------------------------------------------                    Director                     October 30, 2000
               Jill E. Barad

--------------------------------------------                    Director                     October __, 2000
              Anthony R. Chase

       /s/ Robert C. Dynes
--------------------------------------------                    Director                     October 30, 2000
              Robert C. Dynes

       /s/ Scot B. Jarvis
--------------------------------------------                    Director                     October 30, 2000
               Scot B. Jarvis

       /s/ John J. Moores
--------------------------------------------                    Director                     October 30, 2000
               John J. Moores

       /s/ Michael B. Targoff
--------------------------------------------                    Director                     October 30, 2000
             Michael B. Targoff

       /s/ Jeffrey P. Williams
--------------------------------------------                    Director                     October 30, 2000
            Jeffrey P. Williams

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated October 30, 2000 appearing in this Transition Report on Form 10-K of Leap Wireless International, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Transition Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Diego, California
October 30, 2000

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                     FINANCIAL CONDITION OF THE REGISTRANT
                       (in thousands, except share data)



                                                                                                              August 31,
                                                                           December 31,          -----------------------------------
                                                                               1999                   1999                  1998
                                                                        ------------------       ---------------       -------------
ASSETS
Cash and cash equivalents.............................................          $  35,713             $  17,502            $      -
Restricted cash equivalents...........................................             20,550                     -                   -
Accounts receivable...................................................                717                   825                   -
Other current assets..................................................              2,967                    55                   -
                                                                                ---------             ---------            --------
      Total current assets............................................             59,947                18,382                   -
                                                                                ---------             ---------            --------
Property and equipment, net...........................................              2,467                 2,630                   -
Investments in and loans receivable from subsidiaries.................            118,506               161,350             141,805
Intangible assets, net................................................             18,920                18,920               6,838
Deposits and other assets.............................................              2,496                 1,449                   -
                                                                                ---------             ---------            --------
      Total assets....................................................          $ 202,336             $ 202,731            $148,643
                                                                                =========             =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities..............................          $   3,810             $  11,620            $  5,680
                                                                                ---------             ---------            --------
      Total current liabilities.......................................              3,810                11,620               5,680
                                                                                ---------             ---------            --------
Long-term debt........................................................            187,570               120,161                   -
Other long-term liabilities...........................................                 64                    50                   -
                                                                                ---------             ---------            --------
      Total liabilities...............................................            191,444               131,831               5,680
                                                                                ---------             ---------            --------

Stockholders' equity:
  Preferred stock - authorized 10,000,000 shares;
      $.0001 par value, no shares issued and outstanding..............                  -                     -                   -
  Common stock - authorized 75,000,000 shares;
      $.0001 par value, 20,039,556 shares issued and outstanding......                  2                     2                   -
  Additional paid-in capital..........................................            292,933               291,189                   -
  Former parent company's investment..................................                  -                     -             197,598
  Accumulated deficit.................................................           (277,720)             (216,896)            (52,283)
  Accumulated other comprehensive loss................................             (4,323)               (3,395)             (2,352)
                                                                                ---------             ---------            --------
      Total stockholders' equity......................................             10,892                70,900             142,963
                                                                                ---------             ---------            --------
      Total liabilities and stockholders' equity......................          $ 202,336             $ 202,731             148,643
                                                                                =========             =========            ========

            See accompanying notes to condensed financial statements

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                 RESULTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               OF THE REGISTRANT
                     (in thousands, except per share data)

                                                            Period from
                                                       September 1, 1999 to          Year Ended August 31,
                                                            December 31,      ----------------------------------
                                                                1999             1999         1998       1997
                                                            -------------     -----------  ----------  ---------
General and administrative expenses.......................  $     (5,095)      $ (17,567)   $ (9,292)   $(1,361)
                                                            ------------       ---------    --------    -------
   Operating loss.........................................        (5,095)        (17,567)     (9,292)    (1,361)
Equity in net loss of subsidiaries........................       (62,351)       (123,655)    (38,284)    (3,793)
Write-down of investments in subsidiaries.................             -         (27,242)          -          -
Interest income...........................................         1,022             960         843          -
Interest expense .........................................        (6,196)         (6,102)          -          -
Gain on sale of wholly owned subsidiary...................             -           9,097           -          -
Other income (expense), net...............................        (3,226)           (104)          -          -
                                                            ------------       ---------    --------    -------
   Net loss...............................................       (75,846)       (164,613)    (46,733)    (5,154)
Other comprehensive income (loss):
  Foreign currency translation (losses) gains.............          (928)         (1,043)     (2,412)        60
                                                            ------------       ---------    --------    -------
    Comprehensive loss....................................  $    (76,774)      $(165,656)   $(49,145)   $(5,094)
                                                            ============       =========    ========    =======
Basic and diluted net loss per
  common share............................................  $      (4.01)      $   (9.19)   $  (2.65)   $ (0.29)
                                                            ============       =========    ========    =======
Shares used to calculate basic and
  diluted net loss per common share.......................        18,928           17,910      17,648     17,648
                                                            ============       =========    ========    =======

            See accompanying notes to condensed financial statements

                                                                      SCHEDULE I

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                         CASH FLOWS OF THE REGISTRANT
                                (in thousands)

                                                         Period from
                                                      September 1, 1999 to                   Year Ended August 31,
                                                          December 31,            ----------------------------------------------
                                                             1999                    1999               1998              1997
                                                          ---------               ---------           ---------         --------
Net cash used in operating activities....................  $ (5,620)              $ (17,286)          $  (9,322)        $ (1,193)
                                                           --------               ---------           ---------         --------

Investing activities:
  Purchase of property and equipment.....................       (50)                 (3,182)                  -                -
  Investments in and loans to subsidiaries...............   (18,990)               (186,707)           (140,234)         (46,000)
  Loan receivable to related party.......................         -                 (17,500)                  -                -
  Repayment of loan receivable from related party........         -                  17,500                   -                -
  Acquisition of subsidiary..............................         -                       -                (564)               -
  Proceeds from sale of subsidiary.......................         -                  16,024                   -                -
  Restricted cash equivalents............................   (20,500)                      -                   -                -
                                                           --------               ---------           ---------         --------
Net cash used in investing activities....................   (39,540)               (173,865)           (140,798)         (46,000)
                                                           --------               ---------           ---------         --------

Financing activities:
  Borrowings under credit agreement......................    61,650                 128,584                   -                -
  Repayment of borrowings under credit agreement.........         -                 (17,500)                  -                -
  Issuance of common stock...............................     1,721                   2,301                   -                -
  Former parent company's investment.....................         -                  95,268             150,120           47,193
                                                           --------               ---------           ---------         --------
Net cash provided by financing activities................    63,371                 208,653             150,120           47,193
                                                           --------               ---------           ---------         --------

Net increase in cash and cash equivalents................    18,211                  17,502                   -                -
Cash and cash equivalents at beginning of period.........    17,502                       -                   -                -
                                                           --------               ---------           ---------         --------
Cash and cash equivalents at end of period...............  $ 35,713               $  17,502           $       -         $      -
                                                           ========               =========           =========         ========

Supplemental disclosure of non-cash investing and financing activities

  Facility fee due on long-term debt.....................  $      -               $   5,300           $       -         $      -
  Repurchase of warrant..................................  $      -               $   5,355           $       -         $      -


           See accompanying notes to condensed financial statements

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

No cash dividends were paid to Leap by its subsidiaries during the four month period ended December 31, 1999 or the years ended August 31, 1999, 1998 and 1997.

For accounting policies and other information, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KT.

                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibit
-----------  ----------------------
2.1(16)      Share Purchase Agreement, dated as of June 2, 2000 among Endesa
             S.A., Leap Wireless International, Inc. and Inversiones Leap
             Wireless Chile, S.A.
3.1.1(2)     Amended and Restated Certificate of Incorporation of the
             Registrant.
3.1.2(15)    Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Registrant.
3.2(2)       Amended and Restated Bylaws of the Registrant.
3.3(3)       Form of Certificate of Designation of Series A Junior Participating
             Preferred Stock of Registrant.
4.1(2)       Form of Common Stock Certificate.
4.2.1(4)     Letter, dated as of May 5, 1999, from Qualcomm Incorporated to the
             Registrant.
4.2.2(5)     Superceding Warrant, dated as of August 9, 1999, between the
             Registrant and various officers and directors of Qualcomm
             Incorporated.
4.2.3(5)     Form of Voting Agreement, dated as of August 9, 1999, issued to
             Qualcomm.
4.2.4(5)     Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm.
4.3.1(3)     Rights Agreement, dated as of September 14, 1998, between the
             Registrant and Harris Trust Company of California.
4.3.2(16)    First Amendment to Rights Agreement, dated as of February 8, 2000, between Leap Wireless International, Inc. and Harris Trust Company
             of California.
4.3.3(16)    Second Amendment to Rights Agreement, dated as of March 30, 2000, between Leap Wireless International, Inc. and Harris Trust Company
             of California.
4.4(1)       Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including
             Form of Warrant Certificate).
4.5(1)       Warrant Registration Rights Agreement, dated as of February 23,
             2000, by and between the Registrant and Morgan Stanley & Co.
             Incorporated.
4.6(1)       Trust Indenture, dated as of February 23, 2000, by and among the
             Registrant, Cricket Communications Holdings, Inc. and State Street
             Bank and Trust Company (including Forms of Notes).
4.7(1)       Pledge Agreement, dated as of February 23, 2000, by and between the
             Registrant and State Street Bank and Trust Company.
4.8(1)       Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and
             Morgan Stanley & Co. Incorporated.
10.1(6)      Separation and Distribution Agreement, dated as of September 23,
             1998, between Qualcomm and the Registrant.
10.1.1(5)    First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm.
10.2(6)      Credit Agreement, dated as of September 23, 1998, between Qualcomm and the Registrant.
10.3(6)      Tax Matters Agreement, dated as of September 23, 1998, between
             Qualcomm and the Registrant.
10.4(6)      Interim Services Agreement, dated as of September 23, 1998, between
             Qualcomm and the Registrant.
10.5(6)      Master Agreement Regarding Equipment Acquisition, dated as of
             September 23, 1998, between Qualcomm and the Registrant.
10.5.1(5)    First Amendment to Master Agreement Regarding Equipment
             Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm.

Exhibit No.  Description of Exhibit
-----------  ----------------------
10.6(6)      Employee Benefits Agreement, dated as of September 23, 1998, between Qualcomm and the Registrant.
10.7(6)      Conversion Agreement, dated as of September 23, 1998, between
             Qualcomm and the Registrant.
10.8(6)      Assignment and Assumption Agreement, dated as of September 23,
             1998, between Qualcomm and the Registrant.
10.9(7)      1998 Stock Option Plan, as amended through April 13, 1999.
10.10(2)     Form of non-qualified/incentive stock option under the 1998 Stock
             Option Plan.
10.11(2)     Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm option holders in connection with the
             distribution of the Registrant's common stock.
10.12(2)     Form of the Registrant's 1998 Non-Employee Directors' Stock Option
             Plan.
10.13(2)     Form of non-qualified stock option under the 1998 Non-Employee
             Directors' Stock Option Plan.
10.14(2)     Form of the Registrant's Employee Stock Purchase Plan.
10.15(2)     Assignment and Assumption of Lease dated August 11, 1998 between
             Qualcomm and Vaxa International, Inc.
10.16(2)     Form of Indemnity Agreement to be entered into between the
             Registrant and its directors and officers.
10.17(8)     Loan Agreement, dated as of September 28, 1998, between Pegaso
             Comunicaciones y Servicios, S.A. de C.V. and the Registrant.
10.18(8)     Promissory Note, executed September 25, 1998, payable to the
             Registrant by Pegaso Comunicaciones y Servicios, S.A. de C.V.
10.19(8)     Pledge Agreement, dated September 28, 1998, by and among the
             Guarantors, the Issuers and the Registrant.
10.20(9)     Asset Purchase Agreement, dated December 24, 1998, by and among
             Chase Telecommunications Holdings, Inc., Anthony Chase, Richard
             McDugald and the Registrant.
10.21.1(10)  Stock Purchase Agreement, dated April 12, 1999, by and among
             Inversiones Leap Chile S.A., Telex -- Chile S.A., and Chilesat S.A.
10.21.2(7)   Novation and Assumption of Payment Obligation Agreement, dated May
             11, 1999, by and among Chilesat Telefonia Personal S.A.,
             Inversiones Leap Chile S.A. and Chilesat S.A. (In Spanish and
             accompanied by a translation in English).
10.22(5)     Cricket Communications, Inc. 1999 Stock Option Plan (now known as
             Cricket Communications Holdings, Inc.).
10.22.1(1)   Amendment No. 1 to 1999 Stock Option Plan of Cricket
             Communications, Inc. (now known as Cricket Communications Holdings,
             Inc.).
10.23(5)     Form of non-qualified/incentive stock option under the Cricket
             Communications, Inc. 1999 Stock Option Plan (now known as Cricket
             Communications Holdings, Inc.).
10.24(5)     Employment offer letter to Susan G. Swenson from Registrant, dated
             July 9, 1999.
10.25(11)    System Equipment Purchase Agreement, dated September 20, 1999, by and between Cricket Wireless Communications, Inc. and Lucent
             Technologies, Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and Rule 24b-2 under the Securities Exchange Act of 1934.

Exhibit No.  Description of Exhibit
-----------  ----------------------
10.26(11)    Credit Agreement, dated as of September 29, 1999, among Cricket
             Communications, Inc., Cricket Wireless Communications, Inc., the
             Lenders party thereto, and Lucent Technologies, Inc., as
             Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933 and
             Rule 24b-2 under the Securities Exchange Act of 1934.
10.26.1(11)  Exhibit A -- Form of Borrower Pledge Agreement.
10.26.2(11) Exhibit B -- Form of Collateral Agency and Intercreditor Agreement. 10.26.3(11) Exhibit C -- Form of Guarantee Agreement.
10.26.4(11)  Exhibit D -- Form of Indemnity, Subrogation and Contribution
             Agreement.
10.26.5(11)  Exhibit E -- Form of Parent Agreement.
10.26.6(11)  Exhibit F -- Form of Parent Pledge Agreement.
10.26.7(11)  Exhibit G -- Form of Perfection Certificate.
10.26.8(11)  Exhibit H -- Form of Security Agreement.
10.26.9(11)  Exhibit I -- Form of Subordination Agreement.
10.26.10(1)  First Amendment, dated as of November 24, 1999, to the Credit
             Agreement, dated as of September 20, 1999, among Cricket
             Communications, Inc., Cricket Wireless Communications, Inc., and
             Lucent Technologies, Inc., as Administrative Agent. Portions of
             this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.26.11(1)  Second Amendment, dated as of January 27, 2000, to the Credit
             Agreement, dated as of September 20, 1999, among Cricket
             Communications Holdings, Inc., Cricket Communications, Inc., the
             lenders party thereto and Lucent Technologies, Inc., as
             Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.26.12(1)  First Amendment dated as of January 27, 2000, to the Parent
             Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent.
10.27(12)    Memorandum of Agreement, dated September 20 1999, by and between
             Ericsson Wireless Communications Inc., the Registrant and Cricket
             Wireless Communications, Inc. Portions of this exhibit (indicated
             by asterisks) have been omitted pursuant to a request for
             confidential treatment pursuant to Rule 406 under the Securities
             Act of 1933 and Rule 24b-2 under the Securities Exchange Act of
             1934.
10.28(11)    Second Amended and Restated Deferred Payment Agreement, dated
             October 12, 1999, among Chilesat Telefonia Personal S.A.,
             Inversiones Leap Chile S.A., and Qualcomm Incorporated, as Vendor,
             Administrative Agent and Collateral Agent Subsidiaries of the
             Registrant.
10.29.1(13)  Executive Officer Deferred Stock Plan.
10.29.2(16)  First Amendment to Executive Officer Deferred Stock Plan.
10.30(14)    License Purchase Agreement, dated September 11, 1998, by and between the Registrant and AirGate Wireless, L.L.C.
10.31(14)    First Amendment to License Purchase Agreement, dated December 17,
             1999, by and between Cricket Holdings, Inc. and AirGate Wireless,
             L.L.C.

Exhibit No.  Description of Exhibit
-----------  ----------------------
10.32(14)    Agreement for Purchase and Sale of Licenses, dated January 7, 2000, by and between Radiofone PCS, L.L.C. and the Registrant.
10.33(15)    2000 Stock Option Plan.
21.1*        Subsidiaries of the Registrant.
23.1*        Consent of PricewaterhouseCoopers LLP, independent accountants.
27.1*        Financial Data Schedule.
____________
*    Filed herewith.

(1) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(5) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(8) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the SEC on November 30, 1998, as amended, and incorporated herein by reference.

(9) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(12) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(13) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(14) Filed as an exhibit to Leap's Registration Statement on Form S-3 (File No. 333-93073) dated February 16, 2000, and incorporated herein by reference.

(15) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(16) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.