Form 10-Q
period 2000-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2000-11-14
CIK 1065049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the quarterly period ended September 30, 2000 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   The number of shares of registrant's common stock outstanding on November 9, 2000 was 27,074,339.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       LEAP WIRELESS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
                       ------

Cash and cash equivalents...........................   $  623,236    $  44,109
Restricted cash equivalents and short-term
 investments........................................       27,021       20,550
Short-term investments..............................      112,345          --
Accounts receivable, net............................          --         3,927
Inventories.........................................          415        4,329
Recoverable taxes...................................          --         6,592
Notes receivable....................................      146,446          --
Other current assets................................       13,370        7,634
                                                       ----------    ---------
   Total current assets.............................      922,833       87,141

Property and equipment, net.........................      303,197      113,059
Investments in and loans receivable from
 unconsolidated wireless operating companies........       39,432       85,878
Wireless licenses, net..............................      189,787       37,564
Goodwill and other intangible assets, net...........       29,530       33,911
Investments.........................................        5,282          --
Restricted investments..............................       51,422          --
Deferred financing costs and other..................       20,019        3,212
                                                       ----------    ---------
   Total assets.....................................   $1,561,502    $ 360,765
                                                       ==========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Accounts payable and accrued liabilities............   $   29,638    $  19,097
Loans payable to banks..............................          --        17,683
Interest payable....................................       10,270          --
Income taxes and other current liabilities..........       41,088          --
                                                       ----------    ---------
   Total current liabilities........................       80,996       36,780

Long-term debt......................................      719,081      303,818
Other long-term liabilities.........................       98,626        9,275
                                                       ----------    ---------
   Total liabilities................................      898,703      349,873
                                                       ----------    ---------
Commitments and contingencies (Notes 3 and 7)

Stockholders' equity:
  Preferred stock--authorized 10,000,000 shares;
   $.0001 par value, no shares issued and
   outstanding......................................          --           --
  Common stock--authorized 300,000,000 shares;
   $.0001 par value, 26,859,965 and 20,039,556
   shares issued and outstanding at September 30,
   2000 (unaudited) and December 31, 1999,
   respectively.....................................            3            2
  Additional paid-in capital........................      872,395      292,933
  Unearned stock-based compensation.................      (11,750)         --
  Accumulated deficit...............................     (191,093)    (277,720)
  Accumulated other comprehensive loss..............       (6,756)      (4,323)
                                                       ----------    ---------
   Total stockholders' equity.......................      662,799       10,892
                                                       ----------    ---------
   Total liabilities and stockholders' equity.......   $1,561,502    $ 360,765
                                                       ==========    =========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                                Three Months
                                                    Ended          Nine Months Ended
                             Month Ended      ------------------  --------------------
                              June 30,                    September 30,
                          ------------------  ----------------------------------------
                            2000      1999      2000      1999      2000       1999
                          --------  --------  --------  --------  ---------  ---------
Operating revenues......  $  2,020  $    --   $  7,540  $  3,907  $  36,055  $   3,907
                          --------  --------  --------  --------  ---------  ---------
Operating expenses:
  Cost of operating
   revenues and
   operations...........    (1,932)      --    (10,389)   (3,810)   (45,121)    (3,810)
  Selling, general and
   administrative.......   (15,358)   (1,692)  (19,174)  (14,778)   (73,175)   (25,495)
  Depreciation and
   amortization.........    (1,148)      (53)   (3,573)   (5,416)   (17,251)    (5,706)
                          --------  --------  --------  --------  ---------  ---------
   Total operating
    expenses............   (18,438)   (1,745)  (33,136)  (24,004)  (135,547)   (35,011)
                          --------  --------  --------  --------  ---------  ---------
Operating loss..........   (16,418)   (1,745)  (25,596)  (20,097)   (99,492)   (31,104)
Equity in net loss of
 unconsolidated wireless
 operating companies....    (2,671)   (9,314)  (25,249)  (24,169)   (72,001)   (83,222)
Write-down of
 investments in
 unconsolidated wireless
 operating companies....       --        --        --    (27,242)       --     (27,242)
Interest income.........     5,975        84    16,934       361     33,938      2,142
Interest expense........    (9,679)     (987)  (28,437)   (6,395)   (80,908)   (10,341)
Foreign currency
 transaction gains
 (losses)...............       949       --      1,378    (7,211)    13,099     (7,211)
Minority interest.......       111       --        --         46      1,762         46
Gain on sale of
 subsidiary.............   313,432       --        --      9,097    313,432      9,097
Gain on issuance of
 stock by unconsolidated
 wireless operating
 company................       --        --      6,898     3,609     32,602      3,609
Other income (expense),
 net....................      (376)     (882)      --       (223)       216       (264)
                          --------  --------  --------  --------  ---------  ---------
Income (loss) before
 income taxes and
 extraordinary items....   291,323   (12,844)  (54,072)  (72,224)   142,648   (144,490)
Income taxes............   (34,548)      --        --        --     (34,548)       --
                          --------  --------  --------  --------  ---------  ---------
Income (loss) before
 extraordinary items....   256,775   (12,844)  (54,072)  (72,224)   108,100   (144,490)
Extraordinary losses on
 early extinguishment of
 debt...................      (315)      --        --        --      (4,737)       --
                          --------  --------  --------  --------  ---------  ---------
   Net income (loss)....  $256,460  $(12,844) $(54,072) $(72,224) $ 103,363  $(144,490)
                          ========  ========  ========  ========  =========  =========
Other comprehensive
 income (loss):
  Foreign currency
   translation gains
   (losses).............       448       (67)   (3,327)     (679)    (2,433)      (456)
                          --------  --------  --------  --------  ---------  ---------
   Comprehensive income
    (loss)..............  $256,908  $(12,911) $(57,399) $(72,903) $ 100,930  $(144,946)
                          ========  ========  ========  ========  =========  =========
Basic net income (loss)
 per common share:
  Income (loss) before
   extraordinary items..  $   9.92  $  (0.71) $  (2.04) $  (3.93) $    4.35  $   (7.99)
  Extraordinary loss....     (0.01)      --        --        --       (0.19)       --
                          --------  --------  --------  --------  ---------  ---------
   Net income (loss)....  $   9.91  $  (0.71) $  (2.04) $  (3.93) $    4.16  $   (7.99)
                          ========  ========  ========  ========  =========  =========
Diluted net income
 (loss) per common
 share:
  Income (loss) before
   extraordinary items..  $   7.82  $  (0.71) $  (2.04) $  (3.93) $    3.36  $   (7.99)
  Extraordinary loss....     (0.01)      --        --        --       (0.15)       --
                          --------  --------  --------  --------  ---------  ---------
   Net income (loss)....  $   7.81  $  (0.71) $  (2.04) $  (3.93) $    3.21  $   (7.99)
                          ========  ========  ========  ========  =========  =========
Shares used in per share
 calculations:
  Basic.................    25,881    18,167    26,524    18,360     24,826     18,080
                          ========  ========  ========  ========  =========  =========
  Diluted...............    32,836    18,167    26,524    18,360     32,134     18,080
                          ========  ========  ========  ========  =========  =========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In Thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Operating activities:
Net cash used in operating activities..................... $ (32,942) $(31,462)
                                                           ---------  --------
Investing activities:
  Purchase of property and equipment......................   (43,686)   (1,135)
  Investments in and loans to unconsolidated wireless
   operating companies....................................   (18,533)  (37,680)
  Proceeds from liquidation of discontinued foreign
   venture................................................     4,311    16,024
  Net proceeds from sale of subsidiary....................   210,144       --
  Purchase of held-to-maturity investments................  (117,627)      --
  Restricted cash equivalents and investments, net........   (57,893)      --
  Acquisitions, net of cash acquired......................    (1,327)  (26,942)
  Purchase of wireless licenses...........................   (39,364)  (18,320)
                                                           ---------  --------
    Net cash used in investing activities.................   (63,975)  (68,053)
                                                           ---------  --------
Financing activities:
  Proceeds from issuance of senior discount notes.........   325,102       --
  Proceeds from issuance of senior notes..................   225,000       --
  Proceeds from loans payable to banks....................    28,000       --
  Proceeds from long-term debt............................    31,324   114,269
  Repayment of long-term debt.............................  (229,120)  (10,000)
  Repayment of loans payable to banks.....................   (18,700)      --
  Payments of debt financing costs........................   (15,222)      --
  Net proceeds from issuance of common stock..............   333,219     1,780
  Issuance of subsidiary common stock.....................     3,738     1,103
  Other...................................................       822       --
                                                           ---------  --------
    Net cash provided by financing activities.............   684,163   107,152
                                                           ---------  --------
Effect of exchange rate changes on cash and cash
 equivalents..............................................    (8,119)    2,177
                                                           ---------  --------
Net increase in cash and cash equivalents.................   579,127     9,814
Cash and cash equivalents at beginning of period..........    44,109    14,980
                                                           ---------  --------
Cash and cash equivalents at end of period................ $ 623,236  $ 24,794
                                                           =========  ========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 (In Thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Supplemental disclosure of cash flow information:
  Cash paid for interest.................................. $  21,322  $    --

Supplemental disclosure of non-cash investing and
 financing activities:
  Loans to unconsolidated wireless operating company
   converted to equity investment.........................       --     22,000
  Long-term financing for loans to unconsolidated wireless
   operating company......................................    10,338       --
  Long-term financing to purchase assets..................   296,141     8,791
  Long-term financing to purchase wireless licenses.......    10,467       --
  Facility fee due on long-term debt......................     1,800       --
  Repurchase of warrant...................................       --      5,355
  Issuance of common stock for minority interest in
   subsidiary.............................................    45,961       --
  Issuance of common stock to purchase wireless
   licenses...............................................    10,725       --
  Issuance of notes receivable for sale of Smartcom.......   143,173       --

Supplemental disclosure of cash used for acquisitions:
  Total purchase value....................................   152,946    43,699
  Warrant issued for subsidiary company common stock......   (15,353)      --
  Note payable issued, net of discount....................       --    (15,699)
  Liabilities assumed at present value....................  (131,293)      --
  Cash acquired...........................................    (4,973)   (1,058)
                                                           ---------  --------
  Cash used for acquisitions.............................. $   1,327  $ 26,942
                                                           =========  ========



     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company and Basis of Presentation

 The Company and Nature of Business

   Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned and majority-owned subsidiaries (the "Company" or "Leap"), is a wireless communications carrier that deploys, owns and operates networks in domestic and international markets. Through its operating companies, Leap has launched all-digital wireless networks in the United States, Chile and Mexico. The Company's domestic service is operated by its wholly-owned indirect subsidiary, Cricket Communications, Inc. ("Cricket Communications"), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"), and is marketed under the name "Cricket". Pegaso Telecommunicaciones S.A. de C.V. ("Pegaso"), a Mexican corporation in which the Company has a 20.1% interest, operates a wireless network in Mexico. Smartcom, S.A, ("Smartcom"), a wholly-owned subsidiary from April 1999 through June 2, 2000, has operated a nationwide wireless network in Chile since September 1998. On June 2, 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom for total consideration of $300.0 million plus the repayment of intercompany debt due from Smartcom of $53.3 million and the release of cash collateral securing Smartcom's indebtedness of $28.2 million.

   Cricket service was introduced in March 1999 in Tennessee using the existing infrastructure of Chase Telecommunications, Inc. ("Chase Telecommunications") and wireless licenses owned by a subsidiary of Chase Telecommunications, companies that Leap acquired in March 2000 (see Note 3). Leap has introduced Cricket service in other markets in Tennessee in fiscal 2000 and plans to introduce Cricket service to additional markets in the United States in the future. The Company acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 million in cash. From January through November 2000, the Company completed the purchase of several additional licenses in the United States from various third parties for an aggregate of $43.7 million in cash, 333,450 shares of the Company's common stock that had an aggregate fair value at the time of purchase of $18.7 million and the assumption of $12.4 million in debt owed to the Federal Communications Commission ("FCC") related to the licenses. In November 2000, the Company entered into an agreement with CenturyTel, Inc. to purchase wireless licenses in various markets for $118.7 million in cash and promissory notes in the aggregate face amount of $86.5 million payable with interest at the rate of 10% per annum in quarterly installments with $48.0 million due in the first quarter and the final payment due one year after close. In addition, from January through November 2000, the Company entered into agreements with third parties to purchase additional licenses in exchange for cash, shares of the Company's common stock and the assumption of FCC debt with an aggregate estimated fair value of $179.2 million as of November 13, 2000, subject to certain adjustments based upon changes in the market value of wireless licenses. Each of the pending agreements is subject to customary closing conditions, including FCC approval, but no assurance can be given that they will be closed on schedule or at all.

   In July 1999, the FCC issued an opinion and order that found the Company was qualified to acquire and operate C-Block and F-Block PCS spectrum licenses in the United States, subject to specified conditions. The order also approved the Company's acquisition of the 36 reauction licenses and approved the transfer of three licenses in North Carolina to the Company. Another wireless company has appealed the FCC's order. Although the Company believes that the appeal will be denied, there can be no assurance that it will prevail in connection with any further judicial review of the order or that it will otherwise remain qualified to hold C-Block or F-Block spectrum licenses.

   The FCC's grants of the Company's C-Block and F-Block licenses are subject to certain conditions which have been satisfied. The Company has a continuing obligation, during the designated entity holding period for its C-Block and F-Block licenses, to limit its debt to Qualcomm Incorporated ("Qualcomm") to 50% or less of its outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of the Company's board of directors or a majority of its officers. If the Company

                          LEAP WIRELESS INTERNATIONAL
fails to continue to meet any of the conditions imposed by the FCC or otherwise fails to maintain its qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on the Company's financial condition and business prospects.

 Change in Year End

   On July 31, 2000, the Board of Directors of the Company elected to change the Company's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year end, the Company has issued consolidated financial statements as of December 31, 1999 and for the transition period from September 1, 1999 to December 31, 1999 and is required to issue interim financial statements for the three and nine months ended September 30, 2000. Since the Company's previous interim financial statements were as of May 31, 2000, the Company is also required to issue interim financial statements for the month of June 2000.

 Interim Financial Statements

   The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. To accommodate the different fiscal periods of the Company and its foreign operating companies, the Company recognizes its share of net earnings or losses of such foreign companies on a three-month lag.

   The condensed consolidated financial statements are prepared using generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                          LEAP WIRELESS INTERNATIONAL

 Basic and Diluted Net Income (Loss) Per Common Share

   Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method, and the conversion of Qualcomm Trust Convertible Preferred Securities. A reconciliation of weighted-average shares outstanding used in calculating basic and diluted income (loss) per share is as follows (in thousands):

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                      Month Ended  ------------- -------------
                                       June 30,           September 30,
                                     ------------- ---------------------------
                                      2000   1999   2000   1999   2000   1999
                                     ------ ------ ------ ------ ------ ------
Weighted average shares
 outstanding--basic earnings per
 share.............................. 25,881 18,167 26,524 18,360 24,826 18,080

Effect of dilutive securities:
  Options...........................  2,930    --     --     --   3,046    --
  Qualcomm warrant..................  3,934    --     --     --   4,085    --
  Warrant to Chase
   Telecommunications Holdings......     91    --     --     --      74    --
  Qualcomm Trust Convertible
   Preferred Securities.............    --     --     --     --     103    --
                                     ------ ------ ------ ------ ------ ------
Adjusted weighted average shares
 outstanding--diluted earnings per
 share.............................. 32,836 18,167 26,524 18,360 32,134 18,080
                                     ====== ====== ====== ====== ====== ======

   The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

                                                           Three
                                                          Months    Nine Months
                                                           Ended       Ended
                                            Month Ended ----------- -----------
                                             June 30,        September 30,
                                            ----------- -----------------------
                                            2000  1999  2000  1999  2000  1999
                                            ----- ----- ----- ----- ----- -----
Options...................................    324 6,231 7,448 5,908   808 5,908
Qualcomm warrant..........................    --  4,500 4,500 4,500   --  4,500
Senior and senior discount unit warrants..  2,830   --  2,830   --  2,830   --
Warrant to Chase Telecommunications
 Holdings.................................    --    --    203   --    --    --
Qualcomm Trust Convertible Preferred
 Securities...............................    --  2,270   --  2,269   --  2,269

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the Staff's

                          LEAP WIRELESS INTERNATIONAL
interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB No. 101 are effective for the Company's quarter ending December 31, 2000. The Company does not expect that the adoption of SAB No. 101 will have a material impact on its consolidated financial position or results of operations.

Notes 2. Restricted Cash Equivalents and Investments

   Restricted cash equivalents at December 31, 1999 consist of debt securities with original maturities of three months or less which have been pledged to collateralize the Company's obligations under a letter of credit agreement with a bank. Restricted cash equivalents and investments at September 30, 2000 are debt securities that have been pledged to provide for the payment of the first seven scheduled interest payments on long-term notes payable. At September 30, 2000, the Company's restricted cash equivalents, restricted investments and non-restricted investments consisted of U.S. government securities classified as held-to-maturity and carried at amortized cost, which approximates fair value.

Note 3. Acquisitions and Disposition

 Chase Telecommunications Holdings

   In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant to purchase 1% of the common stock of Cricket Communications Holdings at an exercise price of $1.0 million (which had a fair value of $15.3 million at the acquisition date determined using the Black-Scholes option pricing model), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The fair value of the warrant was recorded in minority interest. The liabilities assumed included $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $109.7 million has been allocated to intangible assets. Intangible assets consist primarily of wireless licenses that are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service.

   Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of January 1, 1999 (in thousands, except per share data):

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000     1999
                                                            -------- ---------
                                                               (Unaudited)
   Operating revenues...................................... $ 39,026 $   7,678
   Income (loss) before extraordinary items................ $106,342 $(154,925)
   Net income (loss)....................................... $101,605 $(154,925)
   Pro forma basic net income (loss) per common share...... $   4.09 $   (8.57)
   Pro forma diluted net income (loss) per common share.... $   3.16 $   (8.57)

   The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                          LEAP WIRELESS INTERNATIONAL

 Cricket Communications Holdings

   On June 15, 2000, through a subsidiary merger, the Company acquired the remaining 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of the Company and Cricket Communications Holdings. Each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and non-assessable share of the Company's common stock. As a result, 1,048,635 shares of the Company's common stock were issued. The Company also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of its common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000 and is being amortized over 20 years. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company's common stock. The Company recorded unearned stock-based compensation of $24.3 million for the excess of the fair market value of the Company's common stock on the date of the merger over the exercise price of the options replaced. Amortization of stock-based compensation amounted to $10.2 million, $2.0 million and $12.2 million in the month ended June 30, 2000 and the three and nine months ended September 30, 2000, respectively. No pro forma information has been provided with respect to the Company's purchase of the remaining ownership interest in Cricket Communications Holdings because the effect on the Company's results of operations would have been immaterial.

 Sale of Smartcom

   On June 2, 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom to Endesa, S.A., a Spanish utility company ("Endesa"), for $156.8 million in cash and three one-year promissory notes totaling $143.2 million, subject to certain post-closing adjustments, plus repayment of intercompany debt owed to the Company by Smartcom totaling $53.3 million and the release of cash collateral posted by Leap securing Smartcom indebtedness of $28.2 million. In addition, the Company's loans payable to banks in Chile of $10.3 million and $7.6 million were repaid by the Company. The Company recognized a gain on sale of $313.4 million before related income tax expense of $34.5 million. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of the Company under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement.

   Unaudited pro forma results of operations are provided to reflect the acquisition of substantially all of the assets of Chase Telecommunications Holdings and the sale of Smartcom as if they had occurred as of January 1, 1999 (in thousands, except per share data):

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
                                                             (Unaudited)
   Operating revenues................................... $  17,380  $   3,904
   Income (loss) before extraordinary items............. $(136,491) $(121,734)
   Net income (loss).................................... $(140,913) $(121,734)
   Pro forma basic net income (loss) per common share... $   (5.68) $   (6.73)
   Pro forma diluted net income (loss) per common
    share............................................... $   (4.39) $   (6.73)

                          LEAP WIRELESS INTERNATIONAL

   The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition and the sale occurred on the date indicated, or which may result in the future.

Note 4. Investments in and Loans to Unconsolidated Wireless Operating Companies

   The Company has equity interests in companies that directly or indirectly operate wireless telecommunications networks. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent on receiving the consent of lenders and the other participants, over which the Company has no control.

   Commencing in July 1999, the Company began fully consolidating Smartcom as a result of the Company's acquisition of the remaining 50% of Smartcom that it did not already own. Prior to July 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $9.7 million during the nine months ended September 30, 1999. As a result of the sale of Smartcom in June 2000, the results of operations of Smartcom for April and May 2000 have been reflected in accumulated deficit during the interim period ended September 30, 2000.

   Prior to the Company's completion of its acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million during the nine months ended September 30, 2000, and $2.5 million, $4.0 million and $11.2 million during the month ended June 30, 1999 and the three and nine months ended September 30, 1999, respectively.

   The Company has a 20.1% interest in Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In July 1999, several of the other investors purchased an additional $50.0 million of capital stock of Pegaso. In April 2000, Sprint PCS invested approximately $200.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result, the Company's ownership interest in Pegaso was diluted from 28.6% to 22.4%. In August 2000, the General Director of Pegaso invested $50.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result, the Company's ownership interest was further diluted to 20.1%. The Company has recorded gains due to these transactions of $6.9 million and $32.6 million during the three and nine months ended September 30, 2000, respectively. The Company recorded equity losses from Pegaso of $2.7 million, $25.2 million and $61.6 million during the month ended June 30, 2000 and the three and nine months ended September 30, 2000, respectively, and $4.2 million, $8.5 million and $22.9 million during the month ended June 30, 1999 and the three and nine months ended September 30, 1999, respectively.

                          LEAP WIRELESS INTERNATIONAL

   Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
   Current assets..................................    $ 176,580    $  33,940
   Non-current assets..............................      578,147      578,326
   Current liabilities.............................     (317,125)     (91,217)
   Non-current liabilities.........................     (241,568)    (349,262)
                                                       ---------    ---------
     Total stockholders' capital...................      196,034      171,787
   Other stockholders' share of capital............      156,602       85,909
                                                       ---------    ---------
   Company's share of capital......................    $  39,432    $  85,878
                                                       =========    =========
     Investments in and loans receivable from
      unconsolidated wireless operating companies..    $  39,432    $  85,878
                                                       =========    =========

                                              Three Months Ended    Nine Months Ended
                             Month Ended      -------------------  --------------------
                              June 30,                    September 30,
                          ------------------  -----------------------------------------
                            2000      1999      2000       1999      2000       1999
                          --------  --------  ---------  --------  ---------  ---------
                                                (Unaudited)
Operating revenues......  $  5,418  $  1,764  $  24,394  $  2,413  $  51,052  $   8,330
                          --------  --------  ---------  --------  ---------  ---------
Operating losses........   (15,259)  (17,604)   (64,727)  (38,214)  (191,342)  (133,229)
Other income (expense),
 net....................    (6,158)   (2,046)   (13,337)  (12,097)   (38,663)   (20,738)
Foreign currency
 transaction gains
 (losses)...............     9,465         9    (34,857)    3,898    (25,195)    (1,963)
                          --------  --------  ---------  --------  ---------  ---------
Net loss................   (11,952)  (19,641)  (112,921)  (46,413)  (255,200)  (155,930)
Other stockholders'
 share of net loss......    (9,281)  (10,271)   (87,672)  (20,289)  (181,701)   (66,929)
                          --------  --------  ---------  --------  ---------  ---------
Company's share of net
 loss...................    (2,671)   (9,370)   (25,249)  (26,124)   (73,499)   (89,001)
Amortization of excess
 cost of investment.....       --       (103)       --        --         --        (364)
Elimination of
 intercompany
 transactions...........       --        159        --      1,955      1,498      6,143
                          --------  --------  ---------  --------  ---------  ---------
Equity in net loss of
 unconsolidated wireless
 operating companies....  $ (2,671) $ (9,314) $ (25,249) $(24,169) $ (72,001) $ (83,222)
                          ========  ========  =========  ========  =========  =========

                          LEAP WIRELESS INTERNATIONAL

Note 5. Long-Term Debt

   Long-term debt is summarized as follows (in thousands):

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
   12.5% senior notes, due 2010, effective interest
    rate of 15.8%...................................   $165,097      $    --
   14.5% senior discount notes, face amount $668.0
    million, due 2010, effective interest rate of
    16.3%...........................................    260,489           --
   Lucent credit agreement..........................    212,579        10,421
   U.S. government financing........................     80,916           --
   Qualcomm credit agreement, net of facility fee...        --        187,570
   Deferred payment agreement.......................        --         89,220
   Note payable, net of discount....................        --         16,607
                                                       --------      --------
                                                       $719,081      $303,818
                                                       ========      ========

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

                          LEAP WIRELESS INTERNATIONAL

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

   Each warrant included as part of the senior units is initially exercisable to purchase 5.146 shares (1,157,850 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. Each warrant included as part of the senior discount units is initially exercisable to purchase 2.503 shares (1,672,004 shares in aggregate) of the Company's common stock at an exercise price of $96.80 per share. The warrants may be exercised at any time on or after February 23, 2001 and prior to April 15, 2010. The Company filed a registration statement covering the resale of the warrants and related common stock issuable upon exercise of the warrants in August 2000.

 Lucent Supply and Credit Agreements

   In September 1999, Cricket Communications agreed to purchase up to $330.0 million of products and services from Lucent Technologies, Inc. ("Lucent") and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings, which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson"), are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of the Company formed to hold wireless licenses used in Cricket Communications' business, and all their respective assets. At September 30, 2000, $212.6 million was outstanding under the Lucent credit agreement at an interest rate of 11.0%. In addition, amounts payable to Lucent of $96.2 million have been included in other long-term liabilities at September 30, 2000.

 Nortel Supply and Credit Agreements

   In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services. Nortel agreed to finance these purchases plus additional working capital under a credit facility. The credit facility permits up to $525.0 million in total borrowings, with borrowing availability generally based on a ratio of the total amount of products and services purchased from

                          LEAP WIRELESS INTERNATIONAL

Nortel. The credit agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures and other financial ratio tests. The obligations under the credit agreement, together with the obligations under similar facilities from Lucent and Ericsson, are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of the Company formed to hold wireless licenses used in Cricket Communications' business, and all their respective assets. Borrowings under the credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the credit facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At September 30, 2000, no amounts were outstanding under the Nortel credit agreement.

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

   Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,845.0 million.

 Smartcom Deferred Payment and Credit Agreement

   Smartcom entered into a Deferred Payment Agreement, as amended and restated (the "Deferred Payment Agreement"), with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the Deferred Payment Agreement, Qualcomm agreed to defer collection of amounts up to a maximum of $115.7 million including capitalized interest. The obligations under the Deferred Payment Agreement were secured by all of the assets of Smartcom. A Leap subsidiary had agreed to pledge its shares in Smartcom as collateral for its guarantee of Smartcom's obligations to Qualcomm under the agreement. The Deferred Payment Agreement required Smartcom to meet certain financial and operating covenants, including a debt to equity ratio and restrictions on Smartcom's ability to pay dividends and to distribute assets. As a result, substantially all the net assets of Smartcom were restricted from distribution to Leap. The deferred payments

                          LEAP WIRELESS INTERNATIONAL
bore interest at a rate equal to LIBOR plus 5.0% to 6.5% or a bank base rate plus 4.0% to 5.5%, in each case with the specific rate based on certain financial ratios. Accrued interest could be added to the outstanding principal amount of the applicable borrowing until September 2001. Amounts deferred under the agreement were to have been repaid by September 2006.

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

   In February 2000, Smartcom and Qualcomm entered into an agreement (the "Subscriber Deferred Payment Agreement") related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm. Under the terms of the agreement, Qualcomm had agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. The Subscriber Deferred Payment Agreement provided for certain financial and operating covenants similar to the Deferred Payment Agreement. Borrowings under the Subscriber Deferred Payment Agreement accrue interest at a rate equal to LIBOR plus 3.5% to 5.0% or a bank base rate plus 2.5% to 4.0%, in each case with the specific rate based on certain financial ratios. The principal outstanding was due at maturity in September 2001.

   In connection with the sale of Smartcom, the Company was released of its obligations to Qualcomm under the Deferred Payment Agreement, Equipment Credit Agreement and Subscriber Deferred Payment Agreement.

 U.S. Government Financing

   As part of the consideration for three wireless licenses acquired in January 2000, the Company assumed $11.1 million ($9.6 million, net of discount) of U.S. government financing with the FCC. The terms of the notes include an interest rate of 6.25% per annum and quarterly principal and interest payments until maturity in April 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless licenses of 10.75% per annum.

   As part of the consideration for the acquisition of Chase Telecommunications Holdings in March 2000, the Company assumed $78.8 million ($70.5 million, net of discount) of U.S. government financing with the FCC. The terms of the notes include an interest rate of 7% per annum and quarterly principal and interest payments until maturity in January 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless licenses of 9.75% per annum.

   As part of the consideration for a wireless license acquired in July 2000, the Company assumed $1.0 million ($0.9 million, net of discount) of U.S. government financing with the FCC. The terms of the note include an interest rate of 6.25% per annum and quarterly principal and interest payments until maturity in July 2007. The note was discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless license of 10.75% per annum.

 Qualcomm Credit Agreement

   The Company entered into a secured credit facility with Qualcomm on September 23, 1998 (the "Qualcomm Credit Agreement"). The Qualcomm Credit Agreement consisted of two sub-facilities. The

                          LEAP WIRELESS INTERNATIONAL
working capital sub-facility enabled the Company to borrow up to $35.2 million from Qualcomm for working capital needs. The investment capital sub-facility enabled the Company to borrow up to $229.8 million from Qualcomm for strategic capital investments. In February 2000, the Company used a portion of the net proceeds of the Units Offering and Equity Offering to repay in full $226.7 million outstanding under the Qualcomm Credit Agreement. In connection with the repayment of the Qualcomm Credit Agreement, the related unamortized debt issue costs of $4.4 million were written off and reported as an extraordinary loss in the accompanying condensed consolidated statements of operations.

Note 6. Stockholders' Equity

 Equity Offering

   In February 2000, the Company completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions, the Company received $82.72 per share, or $330.9 million in the aggregate. The Company has paid approximately $0.9 million of expenses related to the equity offering, and these costs have been recorded as reductions to additional paid-in capital. A portion of the net proceeds from the equity offering was used for the repayment of the Qualcomm Credit Agreement. The remaining proceeds from the equity offering will be used for capital expenditures, acquisitions of wireless licenses, strategic investments, sales and marketing activities and working capital and general corporate purposes.

 Stockholder Rights Plan

   In March 2000, the Company's Board of Directors approved an amendment to the Company's Stockholder Rights Plan that increased the purchase price from $90 to $350 for each one one-thousandth of a share of Series A Junior Participating Preferred Stock.

   In September 2000, the Company's shareholders approved the amendment of the Company's Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 75,000,000 to 300,000,000.

Note 7. Commitments and Contingencies

 Pegaso

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

 Litigation

   Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the

                          LEAP WIRELESS INTERNATIONAL
opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 8. Segment Data

   The Company's current reportable segments are countries in which it manages, supports, operates and participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of its consolidated and unconsolidated United States subsidiaries, and Leap's operating company in Mexico. Prior to its sale in June 2000, Smartcom was a reportable segment. As a result of the sale, segment data has been restated for all periods presented to exclude Smartcom.

   Summary information by segment is as follows (in thousands):

                                            Three Months Ended   Nine Months Ended
                           Month Ended      -------------------  -------------------
                             June 30,                   September 30,
                         -----------------  ----------------------------------------
                           2000     1999      2000       1999      2000       1999
                         --------  -------  ---------  --------  ---------  --------
                                              (Unaudited)
United States
Revenues................ $  2,020  $   491  $   7,540  $  1,724  $  17,381  $  3,642
Operating loss before
 depreciation and
 amortization...........   (3,839)  (1,445)   (16,801)   (4,761)   (36,676)  (13,312)
Operating loss..........   (5,002)  (1,780)   (20,190)   (5,769)   (48,827)  (16,332)
Capital expenditures....   (6,265)    (194)  (207,429)   (4,425)  (291,518)   (5,940)
Purchase of wireless
 licenses...............      --       --     (37,355)  (18,920)  (110,509)  (18,920)
  Total assets..........  673,713   76,152    914,090    98,839    914,090    98,839

Mexico
Revenues................    5,418      246     24,394       694     48,081     1,208
Operating loss before
 depreciation and
 amortization...........  (12,116) (13,715)   (52,114)  (26,330)  (153,784)  (69,124)
Operating loss..........  (15,319) (13,715)   (64,727)  (27,055)  (181,012)  (71,338)
Capital expenditures....   (9,436)  (9,794)   (35,253)  (38,851)  (122,681) (129,973)
  Total assets..........  622,083  430,397    754,727   550,534    754,727   550,534

                          LEAP WIRELESS INTERNATIONAL

   A reconciliation of the total of the Company's segment revenues, operating losses and operating losses before depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

                                                Three Months
                                                    Ended         Nine Months Ended
                          Month Ended June    ------------------  -------------------
                                 30,                     September 30,
                          ------------------  ---------------------------------------
                            2000      1999      2000      1999      2000       1999
                          --------  --------  --------  --------  ---------  --------
                                               (Unaudited)
Total segment revenues..  $  7,438  $    737  $ 31,934  $  2,418  $  65,462  $  4,850
Revenues of
 unconsolidated wireless
 operating companies....    (5,418)   (1,764)  (24,394)   (2,413)   (51,052)   (8,330)
Smartcom................       --      1,027       --      3,774     21,645     7,236
Other unallocable
 revenues...............       --        --        --        128        --        151
                          --------  --------  --------  --------  ---------  --------
  Consolidated
   revenues.............  $  2,020  $    --   $  7,540  $  3,907  $  36,055  $  3,907
                          ========  ========  ========  ========  =========  ========

Total segment operating
 losses before
 depreciation and
 amortization...........  $(15,955) $(15,160) $(68,915) $(31,091) $(190,460) $(82,436)
Operating losses before
 depreciation and
 amortization of
 unconsolidated wireless
 operating companies....    12,116    15,711    52,114    35,950    158,971   104,255
Smartcom................       --     (1,147)      --     (4,584)   (23,104)  (12,438)
Discontinued foreign
 ventures...............       --        --        --     (9,666)       --    (21,679)
Corporate and
 eliminations...........   (11,431)   (1,096)   (5,222)   (5,290)   (27,648)  (13,100)
                          --------  --------  --------  --------  ---------  --------
  Consolidated operating
   losses before
   depreciation and
   amortization.........  $(15,270) $ (1,692) $(22,023) $(14,681) $ (82,241) $(25,398)
                          ========  ========  ========  ========  =========  ========
Total segment operating
 losses.................  $(20,321) $(15,495) $(84,917) $(32,824) $(229,839) $(87,670)
Operating losses of
 unconsolidated wireless
 operating companies....    15,259    17,604    64,727    38,214    191,342   133,229
Smartcom................       --     (2,715)      --     (9,845)   (38,137)  (21,847)
Discontinued foreign
 ventures...............       --        --        --    (10,228)       --    (41,302)
Corporate and
 eliminations...........   (11,356)   (1,139)   (5,406)   (5,414)   (22,858)  (13,514)
                          --------  --------  --------  --------  ---------  --------
  Consolidated operating
   loss.................  $(16,418) $ (1,745) $(25,596) $(20,097) $ (99,492) $(31,104)
                          ========  ========  ========  ========  =========  ========


   Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                       Month Ended  ------------- --------------
                                         June 30,          September 30,
                                       ------------ ----------------------------
                                        2000  1999   2000   1999   2000    1999
                                       ------ ----- ------ ------ ------- ------
                                                      (Unaudited)
REVENUES:
United States......................... $2,020 $ --  $7,540 $  --  $14,409 $  --
Other countries.......................    --    --     --   3,907  21,646  3,907
                                       ------ ----- ------ ------ ------- ------
  Total consolidated revenues......... $2,020 $ --  $7,540 $3,907 $36,055 $3,907
                                       ====== ===== ====== ====== ======= ======

                          LEAP WIRELESS INTERNATIONAL

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
   LONG-LIVED ASSETS:
   United States.....................................   $526,564      $ 33,147
   Other countries...................................     39,584       240,477
                                                        --------      --------
     Total consolidated long-lived assets............   $566,148      $273,624
                                                        ========      ========

                          LEAP WIRELESS INTERNATIONAL

Note 9. Supplemental Unaudited Quarterly Financial Data (In Thousands, Except Per Share Data)

                                                        Three Months Ended
                          ----------------------------------------------------------------------------------
                          March 31,  June 30,  September 30, December 31, March 31,  June 30,  September 30,
                          ---------  --------  ------------- ------------ ---------  --------  -------------
                                              1999                                      2000
                          ----------------------------------------------- ----------------------------------
Operating revenues......  $    --    $    --     $  3,907      $  5,576   $  9,991   $ 18,524    $  7,540
                          --------   --------    --------      --------   --------   --------    --------
Operating expenses:
 Cost of operating
  revenues and
  operations............       --         --       (3,810)       (7,384)   (16,031)   (18,701)    (10,389)
 Selling, general and
  administrative........    (4,699)    (6,018)    (14,778)      (14,777)   (22,103)   (31,898)    (19,174)
 Depreciation and
  amortization..........      (143)      (148)     (5,416)       (5,177)    (5,242)    (8,436)     (3,573)
                          --------   --------    --------      --------   --------   --------    --------
   Total operating
    expenses............    (4,842)    (6,166)    (24,004)      (27,338)   (43,376)   (59,035)    (33,136)
                          --------   --------    --------      --------   --------   --------    --------
   Operating loss.......    (4,842)    (6,166)    (20,097)      (21,762)   (33,385)   (40,511)    (25,596)
Equity in net loss of
 unconsolidated wireless
 operating companies....   (17,828)   (41,225)    (24,169)      (19,977)   (29,583)   (17,169)    (25,249)
Write-down of
 investments in
 unconsolidated wireless
 operating companies....       --         --      (27,242)          --         --         --          --
Interest income.........     1,257        524         361           340      4,691     12,313      16,934
Interest expense........    (1,213)    (2,732)     (6,395)       (9,701)   (16,160)   (36,311)    (28,437)
Foreign currency
 transaction gains
 (losses)...............       --         --       (7,211)       (2,794)     1,399     10,322       1,378
Minority interest.......       --         --           46           --         274      1,488         --
Gain on sale of
 subsidiary.............       --         --        9,097           --         --     313,432         --
Gain on issuance of
 stock by unconsolidated
 wireless operating
 company................       --         --        3,609           --         --      25,734       6,898
Other income (expense),
 net....................       --         (41)       (223)       (3,272)       361       (175)        --
                          --------   --------    --------      --------   --------   --------    --------
Income (loss) before
 income taxes and
 extraordinary items....   (22,626)   (49,640)    (72,224)      (57,166)   (72,403)   269,123     (54,072)
Income taxes............       --         --          --            --         --     (34,548)        --
                          --------   --------    --------      --------   --------   --------    --------
Income (loss) before
 extraordinary items....   (22,626)   (49,640)    (72,224)      (57,166)   (72,403)   234,575     (54,072)
Extraordinary losses on
 early extinguishment of
 debt...................       --         --          --            --      (4,422)      (315)        --
                          --------   --------    --------      --------   --------   --------    --------
   Net income (loss)....  $(22,626)  $(49,640)   $(72,224)     $(57,166)  $(76,825)  $234,260    $(54,072)
                          ========   ========    ========      ========   ========   ========    ========
Basic net income (loss)
 per common share:
 Income (loss) before
  extraordinary items...  $  (1.27)  $  (2.75)   $  (3.93)     $  (2.99)  $  (3.23)  $   9.18    $  (2.04)
 Extraordinary loss.....       --         --          --            --       (0.20)     (0.01)        --
                          --------   --------    --------      --------   --------   --------    --------
   Net income (loss)....  $  (1.27)  $  (2.75)   $  (3.93)     $  (2.99)  $  (3.43)  $   9.17    $  (2.04)
                          ========   ========    ========      ========   ========   ========    ========
Diluted net income
 (loss) per common
 share:
 Income (loss) before
  extraordinary items...  $  (1.27)  $  (2.75)   $  (3.93)     $  (2.99)  $  (3.23)  $   7.21    $  (2.04)
 Extraordinary loss.....       --         --          --            --       (0.20)     (0.01)        --
                          --------   --------    --------      --------   --------   --------    --------
   Net income (loss)....  $  (1.27)  $  (2.75)   $  (3.93)     $  (2.99)  $  (3.43)  $   7.20    $  (2.04)
                          ========   ========    ========      ========   ========   ========    ========
Shares used in per share
 calculations:
 Basic..................    17,809     18,065      18,360        19,129     22,397     25,536      26,524
                          ========   ========    ========      ========   ========   ========    ========
 Diluted................    17,809     18,065      18,360        19,129     22,397     32,519      26,524
                          ========   ========    ========      ========   ========   ========    ========

                                    * * * *

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000.

   Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in the report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various markets the operating companies serve which could adversely affect the market for wireless services; the ability of Leap or its operating companies to access capital markets; the delayed build-out of the systems; Leap's ability to roll out networks in accordance with its plans; failure of the systems to perform according to expectations; the effect of competition; the acceptance of the product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the closing of transactions described in this report; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; as well as other factors detailed in our SEC filings. The forward looking statements should be considered in the context of these and other risk factors detailed in the Company's Transition Report on Form 10-K for the transition period from September 1, 1999 to December 31, 1999, filed with the Securities and Exchange Commission on October 30, 2000, under the heading "Risk Factors." Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

   As used in this report, the terms "we," "our" or "us" refer to Leap Wireless International, Inc. and its subsidiaries unless the context suggests otherwise.

 Overview

   Leap is a wireless communications carrier with an innovative approach to providing digital wireless service that is designed to appeal to the mass market. We intend to transform wireless into a mass consumer product by deploying customer-oriented, low-cost, simple wireless services. We generally seek to address a much broader population segment than incumbent wireless operators have addressed to date. In the United States, we are employing an innovative business strategy to extend the benefits of mobility to the mass market by offering digital wireless service under the brand name Cricket that is as simple as, and priced at rates competitive with, traditional landline service. Chase Telecommunications, Inc., a company we acquired in March 2000, introduced Cricket service in Chattanooga and Nashville, Tennessee in March 1999 and January 2000, respectively. Cricket service is operated by Cricket Communications, Inc., a wholly-owned subsidiary of Leap held through Cricket Communications Holdings. Cricket Communications introduced Cricket service in Knoxville, Tennessee in October 2000. To expand the Cricket service, we currently have acquired or agreed to acquire wireless licenses covering approximately 47.5 million potential customers.

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

   On June 2, 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee (who held one share of the Series A preferred stock of Smartcom in order to comply with Chilean law which requires two shareholders for each Chilean sociedad anonima), in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes, the repayment of intercompany debt due to Leap by Smartcom, and the release of cash collateral. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement. In addition, the sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from our consolidated balance sheet. We recognized a gain on sale of Smartcom of $313.4 million before related income tax effects of $34.5 million.

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

   In June 2000, through a subsidiary merger, we acquired the 5.11% of Cricket Communications Holdings that we did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and non-assessable share of our common stock. As a result, an aggregate of 1,048,635 shares of our common stock were issued. We also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of our common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest of $29.2 million was allocated to goodwill. In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of our common stock.

   We are in the early stages of launching our networks and our financial results continue to reflect the considerable investment associated with completion of our network build-outs and the initial launch of commercial service in new markets. As we continue to expand our operations, our net operating losses and our proportionate share of the losses in our unconsolidated wireless operating companies are expected to grow.

   The term "operating company" refers to Cricket Communications, Chase Telecommunications, Smartcom and Pegaso.

 Recent or Pending Acquisitions

   Chase Telecommunications. In March 2000, we completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of approximately $131.3 million), a warrant to purchase 1% of the common stock of Cricket Communications Holdings (which has been converted into a warrant to acquire 202,566 shares of Leap common stock) at an exercise price of $1.0 million (which had a fair value of approximately $15.3 million at the acquisition date determined using the Black Scholes option pricing model), and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The liabilities assumed included $78.8 million in principal amounts owed to the FCC associated with the wireless licenses that bear interest at the rate of 7.0% per annum and must be repaid in quarterly installments of principal and interest through January 2007. Therefore, under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million has been allocated to property and equipment and other assets and $109.7 million has been allocated to intangible assets. Intangible assets consist of primarily wireless licenses that are to be amortized over their estimated useful lives of 40 years upon commencement of commercial service.

   Wireless licenses. We acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 million in cash. From January through November 2000, we completed the purchase of several additional licenses in the United States from various third parties for an aggregate of $43.7 million in cash, 333,450 shares of our common stock that had an aggregate fair value at the time of purchase of $18.7 million and the assumption of $12.4 million in debt owed to the FCC related to the licenses. In November 2000, we entered into an agreement with CenturyTel, Inc. to purchase wireless licenses in various markets in exchange for $118.7 million in cash and promissory notes in the aggregate face amount of $86.5 million payable with interest at the rate of 10% per annum in quarterly installments with $48.0 million due in the first quarter and the final payment due one year after close. In addition, from January through November 2000, we entered into agreements with third parties to purchase additional licenses in exchange for cash, shares of our common stock and the assumption of FCC debt with an aggregate estimated fair value of $179.2 million as of November 13, 2000, subject to certain adjustments based upon changes in the market value of wireless licenses. Each of the pending agreements is subject to customary closing conditions, including FCC approval, but no assurance can be given that they will be closed on schedule or at all.

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

   Various parties previously challenged our qualification to hold C-Block and F- Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of our pending assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision to the Court of Appeal for the D.C. Circuit, which appeal is currently pending. In addition, Nextel Communications, Inc. has opposed one of our pending FCC applications, alleging that we may no longer be compliant with C- and F-Block "total asset" eligibility requirements. Further judicial review of the FCC's orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C- or F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C- and F-Block licenses or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C- and F-Block licenses at auction and in the aftermarket.

   We may not prevail in connection with any such appeals or proceedings and we may not remain qualified to hold C-Block or F-Block licenses. If the FCC determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that all of our licenses should be divested, cancelled or reauctioned.

 Presentation

   In April 1999, we increased our ownership interest in Smartcom from 50% to 100%. As a result of the reporting lag we have adopted for our foreign operating companies, we began fully consolidating Smartcom's results of operations in June 1999, the beginning of the fourth quarter of the year ended August 31, 1999. Before that, we accounted for our investment in Smartcom under the equity method of accounting. On June 2, 2000, we sold all of the outstanding shares of Smartcom to Endesa. The results of operations of Smartcom for April and May 2000 have been reflected in accumulated deficit during the interim period ended September 30, 2000. We account for our interest in Pegaso under the equity method of accounting. We currently own 20.1% of Pegaso.

   On July 31, 2000, our Board of Directors elected to change Leap's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year will end on December 31, 2000. As a result of the change in year-end, we were required to issue interim financial statements for the three and nine months ended September 30, 2000. Since our previous interim financial statements were as of May 31, 2000, we are also required to issue interim financial statements for the month of June 2000. To accommodate the different fiscal periods of Leap and its foreign operating companies, we have recognized our share of net earnings or losses of such foreign companies on a two-month lag. In conjunction with Leap's change in fiscal year end, this lag was extended to three months.

 Results of Operations

 Month Ended June 30, 2000 and Three and Nine Months Ended September 30, 2000 Compared to Month Ended June 30, 1999 and Three and Nine Months Ended September 30, 1999

   We incurred net income (loss) of $256.5 million, $(54.1) million and $103.4 million, respectively, during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to a net loss of $12.8 million, $72.2 million and $144.5 million, respectively, in the corresponding periods of the prior year. Excluding the gain on sale of Smartcom net of related taxes and foreign currency impact, our net loss for the month ended June 30, 2000 and the nine months ended September 30, 2000 would have been $23.4 million and $177.8 million, respectively. The increase in net loss for the month ended June 30, 2000 and the nine months ended September 30, 2000 over the corresponding periods of the prior year (excluding a gain on issuance of stock by Pegaso of $32.6 million in the nine months ended September 30, 2000) relates primarily to increased operating expenses associated with the consolidation of Smartcom, the development of new markets, the launch of network service in new markets and interest expense on senior notes and senior discount notes issued in February 2000. Cricket wireless service was launched in Nashville, Tennessee in late January 2000 and in Knoxville, Tennesse in late October 2000. The decrease in net loss for the three months ended September 30, 2000 over the corresponding period of the prior year is due to Smartcom no longer being consolidated in the current three month period. As a result, total subscribers on our networks reached approximately 422,500 subscribers at September 30, 2000 (62,500 in the U.S. and 360,000 in Mexico), compared to a total subscriber base, excluding Smartcom, of approximately 2,600 subscribers at December 31, 1999.

   As a direct result of the consolidation of Smartcom, we recorded $21.6 million of additional operating revenues, $28.7 million of additional cost of operating revenues, $16.0 million of additional selling, general and administrative expenses, $15.0 million of additional depreciation and amortization, $9.7 million of additional net interest expense, and $10.7 million of foreign currency transaction gains during the nine month period ended September 30, 2000. As a direct result of the consolidation of Smartcom, we recorded $3.8 million and $9.2 million of additional operating revenues, $3.8 million and $11.2 million of additional cost of operating revenues, $4.5 million and $11.9 million of additional selling, general and administrative expenses, $5.3 million and $10.3 million of additional depreciation and amortization, $3.3 million and $6.9 million of additional net interest expense, and $7.2 million and $10.0 million of foreign currency transaction losses during the three and nine month periods ended September 30, 1999, respectively. Smartcom was not consolidated in the months ended June 30, 2000 and 1999 and the three months ended September 30, 2000.

   Prior to March 2000, we did not report any operating revenues from any other operating company because all of these operating companies were accounted for under the equity method of accounting. We generated $1.9 million, $7.5 million and $14.4 million in revenues during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000 from our operations in Chattanooga and Nashville, Tennessee.

   We incurred $15.4 million, $19.2 million and $73.2 million of selling, general and administrative expenses during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $1.7 million, $14.8 million and $25.5 million in the corresponding periods of the prior year. Excluding Smartcom, selling, general and administrative expenses increased by $13.7 million, $4.4 million and $31.7 million, respectively, over the corresponding month ended June 30, 1999 and the three and nine month periods ended September 30, 1999 due primarily to increased expenses associated with the development of new markets in the United States and the launch of network service in Nashville and Knoxville, Tennessee. In addition, we incurred stock-based compensation expense of $10.2 million, $2.0 million and $12.2 million in the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively. We expect that selling, general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in multiple U.S. markets.

   We incurred operating losses of $16.4 million, $25.6 million and $99.5 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to operating losses of $1.7 million, $20.1 million and $31.1 million in the corresponding periods of the prior year. Excluding Smartcom, increases over the corresponding periods of the prior year primarily reflect the consolidation of Chase Telecommunications from March 2000 and the increase in market development costs in the United States. We expect substantial growth in subscribers, operating revenues and operating expenses as a result of the planned development and launch of Cricket service in multiple U.S. markets. We also expect substantial growth in Pegaso's subscribers, operating revenues and operating expenses; however, because Pegaso is accounted for under the equity method, its operating revenues and expenses are not consolidated.

   Equity in net loss of unconsolidated wireless operating companies was $2.7 million, $25.2 million and $72.0 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $9.3 million, $24.2 million and $83.2 million in the corresponding periods of the prior year. During the first nine months of the current year, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications prior to March 2000. During the corresponding period of fiscal 1999, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom prior to June 1999 (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which were largely written-down or liquidated by September 30, 1999.

   Interest income was $6.0 million, $16.9 million and $33.9 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $0.1 million,

$0.4 million and $2.1 million in the corresponding periods of the prior year. The increase in interest income related to increased balances of our cash and cash equivalents and investments, received from our equity offering and units offering in February 2000, and notes receivable related to the sale of Smartcom in June 2000.

   Interest expense was $9.7 million, $28.4 million and $80.9 million during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000, respectively, compared to $1.0 million, $6.4 million and $10.3 million in the corresponding periods of the prior year. Interest expense related primarily to senior notes and senior discount notes issued in February 2000, borrowings under our credit agreement with Qualcomm prior to repayment of the facility in February 2000 and financing of our wireless communications networks in the United States and Chile. We expect interest expense to increase substantially in the future due to our senior notes and senior discount notes borrowings and expected additional borrowings used to fund the construction of wireless networks in various markets across the United States.

   Income taxes of $34.5 million for the month ended June 30, 2000 and the nine months ended September 30, 2000 related to our sale of Smartcom in June 2000.

   Foreign currency transaction gains (losses) primarily consisted of $10.8 million in gains during the nine month period ended September 30, 2000, and $7.2 million in losses during the three and nine months ended September 30, 1999 and reflected unrealized foreign exchange gains recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

   Included in the nine month period ended September 30, 2000, in connection with the repayment of the Qualcomm Credit Agreement in February 2000, we wrote-off and reported as an extraordinary loss $4.4 million in related unamortized debt issuance costs.

Liquidity and Capital Resources

 General

   Over the next twelve months from November 2000, we have budgeted a total of approximately $1,569.9 million for the following capital requirements:

  . approximately $1,233.0 million for capital expenditures for the build-out of Cricket networks and to fund operating losses;

  . approximately $324.9 million in connection with our pending acquisitions of wireless licenses; and

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

   As of September 30, 2000, we had a total of approximately $2,423.6 million in unused capital resources for our future cash needs as follows:

  . approximately $740.9 million in consolidated cash, cash equivalents and investments on hand;

  .  notes receivable of $146.5 million from the sale of Smartcom; and

  . approximately $1,536.2 million in commitments under vendor financing arrangements with Lucent Technologies, Nortel and Ericsson, with availability based on a ratio of the total amounts of products and services purchased.

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

   Lucent Equipment Financing. In September 1999, Cricket Communications agreed to purchase up to $330.0 million of infrastructure products and services from Lucent, and in June 2000, increased the value of products and services that can be purchased under the agreement to up to $900.0 million. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. Lucent agreed to finance these purchases plus additional working capital under a credit facility. The credit facility originally permitted up to $641.0 million in total borrowings which was increased to up to $1,350.0 million in June 2000, with borrowing availability generally based on a ratio of the total amount of products and services purchased from Lucent. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. The agreement contains various covenants and conditions typical for a loan of this type, including minimum levels of customers and covered potential customers that must increase over time, limits on annual capital expenditures, dividend restrictions and other financial ratio tests. Borrowings under the Lucent credit facility accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facility, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. The obligations under the Lucent credit agreement, together with the obligations under similar facilities from Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. At September 30, 2000, Cricket Communications had $212.6 million outstanding under the Lucent credit agreement at an interest rate of 11.0%. In addition, we had amounts payable to Lucent of $96.2 million which have been included in other long-term liabilities at September 30, 2000.

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

   Cricket Communications, Lucent, Nortel and Ericsson have entered into an agreement pursuant to which Lucent, Nortel and Ericsson agreed to share collateral and the parties agreed that Cricket Communications' total outstanding balance of loans to the three vendors shall not exceed $1,845.0 million.

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

 Operating Activities

   We used $32.9 million in cash for operating activities during the nine month period ended September 30, 2000 compared to $31.5 million in the corresponding period of the prior year. The increase is primarily attributable to our sale of Smartcom in June 2000 offset by increased expenses associated with the development of new markets in the United States and the launch of network service in Nashville and Knoxville, Tennessee. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. markets.

 Investing Activities

   Cash used in investing activities was $64.0 million during the nine month period ended September 30, 2000 compared to $68.1 million in the corresponding period of the prior year. Investments during the nine month period ended September 30, 2000 consisted primarily of $57.9 million net restricted cash equivalents and investments, which have been pledged to provide for the payment of the semi-annual scheduled interest payments on the senior notes payable through April 2003, the purchase of held-to-maturity investments of $117.6 million, the purchase of wireless licenses totaling $39.4 million and capital expenditures of $43.7 million, primarily by Cricket Communications and Smartcom, offset by $210.1 million of net proceeds from the sale of Smartcom and $4.3 million of proceeds from the liquidation of Russian investee companies. Investments in the corresponding period of the prior year consisted primarily of loans and advances of $37.7 million to our operating companies, the acquisition of the remaining 50% interest in Smartcom of $26.9 million net of cash acquired, the purchase of wireless licenses totaling $18.3 million, offset by $16.0 million of proceeds received from the liquidation of Russian investee companies. In the remainder of fiscal 2000, we expect to make significant investments in capital assets, including network equipment and wireless communications licenses.

 Financing Activities

   Cash provided by financing activities during the nine month period ended September 30, 2000, primarily from proceeds of our public equity offering, units offering, borrowings under credit agreements with Qualcomm and Lucent and from banks, was $684.2 million. Cash provided by financing activities in the corresponding period of the prior year was $107.1 million, primarily from borrowings under our credit agreement with Qualcomm.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

 Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. For a description of our long-term debt obligations, see Note 6 to the Condensed Consolidated Financial Statements, which are included elsewhere herein. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of September 30, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $212.6 million. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $2.3 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

   Hedging Policy. Leap does not currently have a policy to systematically hedge against foreign currency exchange rate or interest rate risks.

 Foreign Exchange Market Risk

   In conjunction with the sale of Smartcom during June 2000, Leap accrued for taxes payable to the Chilean government denominated in Chilean pesos. This liability is subject to the effects of currency fluctuations which may affect reported earnings and losses. A significant change in the value of the U.S. dollar against the Chilean peso could result in a significant increase in our consolidated expenses. As of May 31, 2000, this liability amounted to approximately $30.2 million. Our results of operations would be negatively impacted by approximately $3.4 million if U.S. dollars were to depreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on our results of operations. This liability is due and payable by no later than April 2001.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

   (c) (1) On June 15, 2000, through a subsidiary merger, we acquired the 5.11% of Cricket Communications Holdings that we did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap common stock. As a result, an aggregate of 1,048,628 shares of Leap common stock were issued. We also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of our common stock, at an aggregate exercise price of $1.0 million.

   The issuances of the shares and the warrant were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

   In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock at a weighted average exercise price of approximately $9.31 per share.

   The issuances of the stock options described above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and other instruments issued in such transactions. All recipients either received adequate information about the registrant or had access, through employment or other relationships, to such information.

   (2) On July 18, 2000, Leap issued 163,076 shares of common stock to Robert Martin, the sole stockholder of PCS Devco, Inc., under the terms of an agreement and plan of merger pursuant to which Leap acquired a wireless license covering the Dayton, Ohio market. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   On September 28, 2000, Leap held a Special Meeting of Stockholders (the "Meeting") for the following purposes:

     1. To vote upon a proposal to amend Leap's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Leap's common stock from 75,000,000 to 300,000,000.

     2. To vote upon a proposal to approve the adoption of Leap's 2000 Stock Option Plan.

   At the Meeting, the matters were submitted to the stockholders for a vote and approved, with each matter receiving the number of votes indicated:

     1. Approval of the Amendment to Leap's Amended and Restated Certificate of Incorporation:

         Affirmative Votes........................... 20,185,635
         Negative Votes..............................  5,166,833
         Abstaining..................................    117,674
         Broker Non-Votes............................          0

     2. Approval of the 2000 Stock Option Plan:

         Affirmative Votes........................... 10,173,702
         Negative Votes..............................  5,541,583
         Abstaining..................................    104,861
         Broker Non-Votes............................  9,649,996

   A Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Leap was filed with the Secretary of State of the State of Delaware on October 10, 2000. A copy of such amendment was filed as an exhibit to Leap's Current Report on Form 8-K filed with the SEC on October 10, 2000, and is incorporated by reference as an exhibit hereto.

   A copy of the 2000 Stock Option Plan, as approved by the stockholders of Leap, was filed as an exhibit to Leap's Current Report on Form 8-K filed with the SEC on October 10, 2000, and is incorporated by reference as an exhibit hereto.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Index to Exhibits:

 Exhibit No.                       Description of Exhibit
 -----------                       ----------------------
   2.1(1)    Share Purchase Agreement, dated as of June 2, 2000 among Endesa
             S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.

   3.1.1(2)  Amended and Restated Certificate of Incorporation of the
             Registrant.

   3.1.2(3)  Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Registrant.

   4.6(4) Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street
             Bank and Trust Company (including Forms of Notes).

   4.6.1* Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications
             Holdings, Inc. and State Street Bank and Trust Company.

  10.25*+ Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. Portions of this exhibit
             (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.26*+    Credit Agreement, dated as of September 20, 1999, as Amended and
             Restated as of October 20, 2000, among Cricket Communications
             Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent
             (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities
             Exchange Act of 1934.

  10.27*+    System Equipment Purchase Agreement, effective as of September 20,
             1999, by and between Cricket Communications, Inc. and Ericsson
             Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities
             Exchange Act of 1934.

  10.33(3)   2000 Stock Option Plan.

  10.34*+    Credit Agreement, dated as of October 20, 2000, among Cricket
             Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative
             Agent (including exhibits thereto). Portions of this exhibit
             (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.35*+    System Equipment Purchase Agreement, effective as of August 28,
             2000, by and between Cricket Communications, Inc. and Nortel
             Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.36*+    Credit Agreement, dated as of August 28, 2000, among Cricket
             Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Nortel Networks Inc., as Administrative
             Agent (including exhibits thereto). Portions of this exhibit
             (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

  10.36.1*   First Amendment, dated as of October 20, 2000, to the Credit
             Agreement, dated as of August 28, 2000, among Cricket
             Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Nortel Networks Inc., as Administrative
             Agent (including exhibits thereto).

  27.1*      Financial Data Schedule.

--------
 * Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

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

   (b) Reports on Form 8-K.

   (1) Current Report on Form 8-K, dated June 2, 2000, filed with the SEC on June 19, 2000 and Amendment No. 1 thereto filed on Form 8-K/A with the SEC on June 28, 2000. Items 2 and 7 reported, relating to the completion of the sale by Leap, its wholly-owned subsidiary, Inversiones Leap Wireless Chile S.A. ("Inversiones"), and a nominee shareholder designated by Inversiones, of all of the issued and outstanding capital stock of the Chilean mobile wireless operating company majority-owned by Inversiones, Smartcom, S.A., a sociedad anonima organized under the laws of Chile, to Endesa S.A., a Spanish utility company. The following financial statements were filed: (i) Unaudited Pro Forma Consolidated Balance Sheet at February 29, 2000, (ii) Unaudited Pro Forma Consolidated Statement of Operations for the six months ended February 29, 2000, (iii) Unaudited Pro Forma Consolidated Statement of Operations for the year ended August 31, 1999 and (iv) Notes to the Pro Forma Financial Information (unaudited).

   (2) Current Report on Form 8-K, dated July 31, 2000, filed with the SEC on August 14, 2000. Items 7 and 8 reported, relating to Leap's election to change its fiscal year from a year ending on August 31 to a year ending on December 31.

   (3) Current Report on Form 8-K, dated August 21, 2000, filed with the SEC on August 24, 2000. Item 5 reported, relating to Leap having entered into an agreement to purchase PCS operating licenses covering 6.7 million potential customers from DCR PCS, Inc., a subsidiary of Pocket Communications, Inc.

   (4) Current Report on Form 8-K, dated September 8, 2000, filed with the SEC on September 11, 2000. Item 5 reported, relating to Leap having filed a universal shelf registration statement on Form S-3 with the SEC pursuant to which Leap may offer and sell from time to time in one or more classes or series and in amounts, at prices and on terms that Leap will determine at the time of offering, with an aggregate initial offering price of up to $1,000,000,000: (i) debt securities, (ii) shares of preferred stock, (iii) depositary shares, (iv) shares of common stock, (v) warrants, (vi) rights and
(vii) units consisting of two or more of the foregoing.

   (5) Current Report on Form 8-K, dated September 18, 2000, filed with the SEC on September 29, 2000. Item 5 reported, relating to Cricket Communications, Inc., a subsidiary of Leap, having entered into a three-year supply agreement under which Cricket may purchase wireless network infrastructure equipment and services from Nortel Networks Inc. to support the build-out of Cricket networks in the U.S. Concurrently, Nortel agreed to finance these purchases plus additional working capital under a credit facility.

   (6) Current Report on Form 8-K, dated September 28, 2000, filed with the SEC on October 10, 2000. Items 5 and 7 reported, relating to the Special Meeting of Stockholders held on September 28, 2000. See "Item 4. Submission of Matters to a Vote of Security Holders."

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEAP WIRELESS INTERNATIONAL, INC.

Date: November 14, 2000                           /s/ Harvey P. White
                                          By: _________________________________
                                                      Harvey P. White
                                                Chairman and Chief Executive
                                                          Officer

Date: November 14, 2000                         /s/ Stephen P. Dhanens
                                          By: _________________________________
                                                     Stephen P. Dhanens
                                                 Vice President, Corporate
                                                         Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit
    No.                           Description of Exhibit
  -------                         ----------------------
  2.1(1)   Share Purchase Agreement, dated as of June 2, 2000 among Endesa
           S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.

  3.1.1(2) Amended and Restated Certificate of Incorporation of the Registrant.

  3.1.2(3) Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of the Registrant.

  4.6(4) Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street
           Bank and Trust Company (including Forms of Notes).

  4.6.1* Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications
           Holdings, Inc. and State Street Bank and Trust Company.

 10.25*+ Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. Portions of this exhibit
           (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities
           Exchange Act of 1934.

 10.26*+   Credit Agreement, dated as of September 20, 1999, as Amended and
           Restated as of October 20, 2000, among Cricket Communications
           Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Lucent Technologies, Inc., as Administrative Agent
           (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 10.27*+   System Equipment Purchase Agreement, effective as of September 20,
           1999, by and between Cricket Communications, Inc. and Ericsson
           Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 10.33(3)  2000 Stock Option Plan.

 10.34*+   Credit Agreement, dated as of October 20, 2000, among Cricket
           Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative
           Agent (including exhibits thereto). Portions of this exhibit
           (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities
           Exchange Act of 1934.

 10.35*+   System Equipment Purchase Agreement, effective as of August 28,
           2000, by and between Cricket Communications, Inc. and Nortel
           Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 10.36*+   Credit Agreement, dated as of August 28, 2000, among Cricket
           Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Nortel Networks Inc., as Administrative
           Agent (including exhibits thereto). Portions of this exhibit
           (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities
           Exchange Act of 1934.

 10.36.1*  First Amendment, dated as of October 20, 2000, to the Credit
           Agreement, dated as of August 28, 2000, among Cricket Communications
           Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).

 27.1*     Financial Data Schedule.

--------
 * Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

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