Form 10-Q/A
period 2000-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2000-11-22
CIK 1065049

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               FORM 10-Q/A

                            (Amendment No. 1)

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

   This amendment is being filed to correct the following information contained in the Form 10-Q filed by Leap Wireless International, Inc. (the "Company") on November 14, 2000:

   1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     a. The Company has deleted certain numbers erroneously included in the second sentence of the second paragraph on page 26 of the original filing, a comparative sentence relating to the financial effects directly resulting from the consolidation of Smartcom for the three and nine month periods ended September 30, 1999. The sentence has been revised to reflect the correct historical amounts for both the three and nine month periods ended September 30, 1999, which were the same for both periods.

     b. The Company has revised one number to correct for a rounding error in the second sentence of the third paragraph on page 26 of the original filing, relating to revenues generated during the month ended June 30, 2000, changing $1.9 million to $2.0 million.

   2. Item 3. Quantitative and Qualitative Disclosure About Market Risk. The Company has corrected the date referred to in the introductory clause to the fourth sentence in the paragraph under the heading "Foreign Exchange Market Risk," relating to accrued taxes payable to the Chilean government. The sentence which previously began with "As of May 31, 2000," has been changed to read "As of September 30, 2000." The $30.2 million amount previously reported is correct as of September 30, 2000.

   All other information contained in the Form 10-Q filed on November 14, 2000 remains the same.

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

   As a direct result of the consolidation of Smartcom, we recorded $21.6 million of additional operating revenues, $28.7 million of additional cost of operating revenues, $16.0 million of additional selling, general and administrative expenses, $15.0 million of additional depreciation and amortization, $9.7 million of additional net interest expense, and $10.7 million of foreign currency transaction gains during the nine month period ended September 30, 2000. As a direct result of the consolidation of Smartcom, we recorded $3.8 million of additional operating revenues, $3.8 million of additional cost of operating revenues, $4.5 million of additional selling, general and administrative expenses, $5.3 million of additional depreciation and amortization, $3.3 million of additional net interest expense, and $7.2 million of foreign currency transaction losses during the three and nine month periods ended September 30, 1999. Smartcom was not consolidated in the months ended June 30, 2000 and 1999 and the three months ended September 30, 2000.

   Prior to March 2000, we did not report any operating revenues from any other operating company because all of these operating companies were accounted for under the equity method of accounting. We generated $2.0 million, $7.5 million and $14.4 million in revenues during the month ended June 30, 2000 and the three and nine month periods ended September 30, 2000 from our operations in Chattanooga and Nashville, Tennessee.

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

 Foreign Exchange Market Risk

   In conjunction with the sale of Smartcom during June 2000, Leap accrued for taxes payable to the Chilean government denominated in Chilean pesos. This liability is subject to the effects of currency fluctuations which may affect reported earnings and losses. A significant change in the value of the U.S. dollar against the Chilean peso could result in a significant increase in our consolidated expenses. As of September 30, 2000, this liability amounted to approximately $30.2 million. Our results of operations would be negatively impacted by approximately $3.4 million if U.S. dollars were to depreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on our results of operations. This liability is due and payable by no later than April 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEAP WIRELESS INTERNATIONAL, INC.

                                                /s/ Stephen P. Dhanens
Date: November 21, 2000                   By: _________________________________
                                                     Stephen P. Dhanens
                                                 Vice President, Corporate
                                                         Controller
                                                 (Chief Accounting Officer)