Form 10-K
period 2000-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2001-03-02
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $901,992,839, based on the closing price of Leap's Common Stock on the Nasdaq National Market on March 1, 2001, of $31.38 per share.

     As of March 1, 2001, 30,040,580 shares of registrant's Common Stock $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is incorporated by reference to, the Registrant's definitive Proxy Statement for the annual meeting of stockholders to be held April 19, 2001, which definitive Proxy Statement will be filed by the Registrant not later than 120 days after the close of the fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LEAP WIRELESS INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   25
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Security Holders.........   26

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   27
Item 6.   Selected Financial Data.....................................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   45
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   88

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   88
Item 11.  Executive Compensation......................................   88
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   88
Item 13.  Certain Relationships and Related Transactions..............   88

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   88

                                     PART I

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Except for the historical information contained herein, this document contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report. It is based on current information, which Leap has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; our ability to rollout networks in accordance with our plans, including receiving equipment and backhaul and interconnection facilities on schedule from third parties; failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the ability to close pending transactions described in this report; technological challenges in developing wireless data services and customer acceptance of such services if developed; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; and other factors detailed in the section entitled "Risk Factors" included elsewhere in this document and in our other SEC filings. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

     The words "Leap," "we," "our," "ours" and "us" refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers is based on 1998 population estimates provided by Easy Analytic Software Incorporated.

OVERVIEW

     Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand name "Cricket(TM)." Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and priced competitively with, traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

     Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month's service from a simple, straightforward bill. We offer Cricket service without a contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less than those of traditional wireless providers.

     At the end of 2000, we had launched Cricket service in markets covering a total population of approximately 8 million and had more than 190,000 Cricket customers across the U.S. To date we have acquired or have rights to acquire wireless licenses covering approximately 73.1 million potential customers in 36 states, and we plan to continue launching new Cricket markets throughout 2001 and beyond. We currently plan to expand our wireless service offerings to include data services designed to appeal to a broad segment of the population. We believe that wireless data services, like our innovative Cricket service, need to be simple, easy to use and affordable.

     In Mexico, we were a founding shareholder and have invested $100 million in Pegaso Telecomunicaciones, S.A. de C.V., a company that is providing a wireless service in Mexico that is more traditional than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of 2000, Pegaso had approximately 536,000 customers. We currently own 20.1% of Pegaso.

BUSINESS STRATEGY

     Our business strategy is to bring innovative wireless communications products and services to markets with strong growth potential. Key elements of this strategy include:

     - Enhancing the Mass Market Appeal of Wireless Service. We are working to remove the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe that large segments of the population do not use wireless service because they view wireless service as an expensive luxury item, believe they cannot control the cost of service, or find existing service plans too confusing. Our service plans are designed to offer appealing value in simple formats that customers can understand and budget for.

     - Offering an Appealing Value Proposition. We strive to provide service offerings that combine high quality and advanced features with simplicity and attractive pricing to create a "high value/reasonable price" proposition and broaden the market for wireless services. In the U.S., we offer the Cricket service plan at a flat rate, paid in advance each month, that is competitive with traditional landline service.

     - Controlling and Minimizing Costs. To become one of the lowest-cost providers in the wireless industry, we are designing high-quality networks to minimize our capital costs and streamlining marketing, distribution and back-office procedures.

     - Leveraging CDMA Technology. We are deploying state-of-the-art CDMA networks that are designed to provide higher capacity at a lower capital cost which can be easily upgraded to support enhanced capacity. We believe this enables us to operate superior networks that support rapid customer growth and high usage. In addition, we believe our CDMA networks will provide a better platform to expand into data and other wireless services based on advances in second and third generation digital technology in the future.

     - Expanding Our Cricket Service Through Acquisitions of Domestic Licenses and Buildout of Additional Networks. We intend to expand the Cricket service to selected metropolitan areas in the U.S. through the acquisition of additional wireless licenses and the buildout of networks for our newly-acquired wireless licenses.

     - Expanding Our Service Offerings to Include Wireless Data Services. We currently plan to expand our service offerings to include wireless data services designed to appeal to a broad segment of the population and further transform the nature of wireless communications for our customers. We believe that wireless data services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers.

     - Investing Selectively in Foreign Ventures. While we expect our emphasis for the next few years to be on our U.S.-based operations, if presented with attractive opportunities, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

U.S. BUSINESSES

CRICKET

     General. In the U.S., our business strategy is different from existing models used by typical cellular or PCS wireless providers. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum, as well as fees for roaming, that may result in monthly service charges that are higher than expected. Approximately 60% of the U.S. population currently does not subscribe to wireless service, and we believe that many of these potential customers perceive wireless service as too expensive and complicated. The Cricket service is based on our vision that the mass market wants wireless service to be predictable, affordable and as simple to understand and use as traditional landline telephone service, but with the benefits of mobility.

     We have designed the Cricket service to appeal to consumers who make the majority of their calls from within the local areas in which they live, work and play. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for an affordable, flat monthly rate that is competitive with landline service. Cricket customers pay for each month's service in advance from a simple, straightforward bill. We offer Cricket service without a contract and because Cricket service is paid in advance, we currently require no credit check. In addition to local calling, directory assistance calls and long distance minutes can be purchased in advance and direct dialed without the use of a special code or card.

     We expect Cricket's simple pricing to attract customers who have been apprehensive about the more complicated and unpredictable pricing plans offered by traditional wireless providers. The simplicity of the Cricket service also allows us to reduce costs by eliminating costly features of wireless services, such as expansive geographic coverage and roaming, that our target customers are likely to use infrequently. We are therefore able to offer our customers a high quality mobile service at an affordable price.

     Strategy. We believe that the Cricket service offering will help transform wireless phone service from a luxury product into a mass consumer product. The Cricket strategy is to provide digital wireless service to the mass market with a simple, easy to understand approach. As a part of the Cricket strategy, we intend to:

     - attract new customers more quickly than traditional wireless providers that offer complex pricing plans with peak/off-peak rates, roaming charges and expensive "extra" minutes;

     - maintain lower customer acquisition costs by offering one simple service plan with a limited choice of handsets, and by distributing our product through company stores and multiple third-party retail stores where the mass market shops;

     - sustain lower operating costs per customer compared to traditional wireless providers through reduced network operation costs, streamlined billing procedures, lower customer care expenses, lower credit investigation costs and reduced bad debt; and

     - deploy our capital more efficiently by building our networks to cover only the urban and suburban areas of our markets where most of our potential customers live, work and play, while avoiding rural areas and corridors between distant markets.

     Market Opportunity. Wireless penetration was approximately 38% in the U.S. at the end of December 2000. Traditional wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Their customers are typically offered multiple service plans with prices based on the customer's minutes of use during the billing period. Leap believes that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost, complexity and unpredictability of traditional wireless pricing plans.

     Sales and Distribution. We differentiate the Cricket service concept and expect to increase our market share through promoting a simplified buying process and focusing marketing efforts on potential customers in the communities covered by our local wireless networks. The Cricket approach is to rapidly penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer's purchase decision simple, thus minimizing the need for sales agents and associated residuals.

     The Cricket service and wireless handsets are sold through three main channels:

     - Cricket retail stores in high-traffic locations and Cricket kiosks located in major shopping malls;

     - the local stores of national retail chains; and

     - independent third-party dealers who are well positioned through their principal lines of business to reach our target potential customers, such as furniture and appliance retailers and rental companies, convenience stores and other local service businesses.

     The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service on the retail package for our wireless handsets and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We simplify the customer's decision process by limiting the number of Cricket handset models available. We believe the sales costs for the Cricket service are lower than traditional wireless providers because of this streamlined sales approach.

     We currently offer handsets at two price points, priced with the first month's Cricket service included. One is presented as an economically-priced handset at approximately $100, and the other is positioned as a premium handset at approximately $130. We expect to continue to charge customers a partially subsidized price for handsets to ensure that they have made an investment in the equipment related to our wireless service and provide a moderate economic incentive to maintain the Cricket service rather than switching to the services of a competitor. We do not require customers to sign a service contract, unlike traditional wireless providers that require long-term commitments.

     We combine mass marketing strategies and tactics to build awareness of the Cricket service concept and brand name within the communities we service. Because the Cricket service is offered in distinct "island" markets, we advertise in local publications, on local radio stations and in local spot television commercials. In addition to local advertising efforts, we maintain an informational Web site for the Cricket service. Although we currently do not sell our products or services directly over the Internet, some third-party Internet retailers do sell the Cricket service over the Internet.

     Network and Operations. The Cricket service is based on providing customers with near-landline levels of usage at prices that are competitive with traditional landline services and substantially lower than most of our wireless competitors for similar usage. We believe our success depends on designing and operating our networks to provide high, concentrated capacity with good in-building coverage rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. Our current and planned Cricket networks are in local population centers of self-contained communities where we believe roaming is not an important component of service for our target customers. Unlike traditional wireless providers who build comprehensive networks to permit full-roaming by their customers, we believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers.

     We also seek to maintain lower operating costs through simplified billing. Our simple, straight-forward bills show the monthly flat rate without any per-call itemization. This simple format is expected to result in fewer billing inquiries to our customer service center. Fewer calls to our customer service center should, in turn, result in reduced customer service expenses compared to more traditional wireless providers. In addition, because Cricket customers pay in advance for each month's service, we minimize our costs of credit checks, bad debt expenses and customer fraud. We also maintain low operating costs by outsourcing our customer service center to third-party call centers. By centralizing customer service in a few locations, we are able to streamline our customer care operations and gain economies of scale while maximizing customer service availability.

     Under a license from Leap, Chase Telecommunications, a company that we acquired in March 2000, introduced the Cricket service in Chattanooga, Tennessee in March 1999. At March 1, 2001, we had launched service in areas under 16 FCC licenses with a total population of approximately 14.6 million, and our networks covered approximately 9 million potential customers within those areas.

     The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or region surrounding the market. Because our business model is scalable, we can launch our networks on a market-by-market basis.

     The following table shows the wireless licenses for approximately 73.1 million potential customers that we have acquired or have rights to acquire.

                                           1998 BTA
                MARKET                   POPULATION(1)    MHZ
                ------                   -------------    ---
Anchorage, AK..........................      442,324      30
Birmingham, AL(2)......................    1,293,407      15
Florence, AL...........................      183,960      15
Tuscaloosa, AL(2)......................      250,193      15
Blytheville, AR........................       72,228      30
Fayetteville, AR.......................      287,594      30
Fort Smith, AR.........................      312,750      30
Hot Springs, AR........................      132,519      15
Jonesboro, AR(2).......................      174,746      15
Little Rock, AR(3).....................      928,467      30
Pine Bluff, AR(3)......................      150,421      30
Russellville, AR.......................       93,530      15
Nogales, AZ............................       38,020      30
Phoenix, AZ............................    3,089,889      10
Tucson, AZ.............................      790,975      15
Merced, CA.............................      211,145      15
Modesto, CA............................      477,212      15
Redding, CA............................      276,425      15
Visalia, CA(2).........................      471,766      15
Denver/Boulder, CO.....................    2,471,889      10
Ft. Collins, CO(2)(3)..................      229,386      10
Greeley, CO(2)(3)......................      157,890      10
Pueblo, CO.............................      299,154      30
New London, CT(5)......................      358,218      10
Jacksonville, FL(5)....................    1,294,388      10
Lakeland, FL(2)........................      450,761      10
Melbourne, FL(5).......................      462,782      10
Albany, GA.............................      343,557      15
Columbus, GA...........................      357,914      30
Macon, GA..............................      640,286      30
Boise, ID..............................      534,196      30
Idaho Falls, ID........................      212,301      30
Lewiston, ID...........................      123,479      30
Twin Falls, ID.........................      158,946      30
Peoria, IL(2)..........................      465,930      15
Columbus, IN(5)........................      154,408      10
Evansville, IN(2)......................      520,207      10
Ft Wayne, IN(2)........................      689,252      10
Indianapolis, IN(5)....................    1,466,377      10
Coffeyville, KS........................       61,901      15
Pittsburg, KS(2).......................       90,471      30
Wichita, KS............................      633,382      30
Lexington, KY(5).......................      894,237      10
Louisville, KY(5)......................    1,445,879      10
Middlesboro, KY........................      120,774      15
Worcester, MA(5).......................      725,747      10
Adrian, MI(2)..........................       98,691      15
Battle Creek, MI(2)....................      238,991      15
Escanaba, MI(2)........................       48,203      10
Flint, MI(2)...........................      513,718      10
Grand Rapids, MI(2)....................    1,027,192      15
Houghton, MI(2)........................       47,209      10
Iron Mountain, MI(2)...................       45,925      10
Ironwood, MI(2)........................       32,432      20
Jackson, MI(2).........................      203,672      15
Kalamazoo, MI(2).......................      370,308      10
Lansing, MI(2).........................      513,212      10
Marinette, WI-Menominee, MI(2).........       67,950      10
Marquette, MI(2).......................       69,425      10
Mount Pleasant, MI(2)..................      127,533      10
Muskegon, MI(2)........................      220,532      15
Saginaw-Bay City, MI(2)................      634,805      10
Sault Ste. Marie, MI(2)................       56,243      20
Traverse City, MI(2)...................      234,122      10
Bemidji, MN(2).........................       64,109      10

                                           1998 BTA
                MARKET                   POPULATION(1)    MHZ
                ------                   -------------    ---
Brainerd, MN(2)........................       92,763      10
Duluth, MN(2)..........................      410,525      10
La Crosse, WI-Winona, MN(2)............      311,841      10
Jackson, MS(2).........................      653,863      10
Vicksburg, MS(2).......................       60,797      10
Bozeman, MT............................       78,996      30
Asheville, NC(5).......................      571,334      10
Charlotte/Salisbury, NC................    1,915,210      10
Greensboro/Winston-Salem, NC...........    1,371,782      10
Hickory, NC............................      322,521      10
Fargo, ND..............................      310,802      30
Grand Forks, ND........................      212,006      15
Lincoln, NE(2).........................      333,096      15
Omaha, NE..............................      970,593      10
Albuquerque, NM........................      800,201      15
Gallup, NM.............................      140,668      15
Las Cruces, NM(5)......................      243,077      10
Roswell, NM............................       80,005      15
Santa Fe, NM...........................      205,922      15
Reno, NV...............................      548,661      10
Albany, NY(5)..........................    1,048,614      10
Buffalo, NY(2).........................    1,224,119      10
Poughkeepsie, NY(5)....................      431,444      10
Syracuse, NY(2)........................      791,282      15
Utica, NY(2)...........................      294,296      10
Columbus, OH(5)........................    1,623,401      10
Dayton/Springfield, OH.................    1,222,446      10
Sandusky, OH(2)........................      140,841      15
Toledo, OH(2)..........................      785,760      15
Tulsa, OK..............................      913,095      15
Eugene, OR(2)(3).......................      313,316      10
Salem/Corvallis, OR....................      512,535      30
Pittsburgh/Butler/Uniontown/Washington/
 Latrobe, PA...........................    2,503,395      10
Scranton, PA(5)........................      669,647      10
Providence, RI(5)......................    1,508,224      10
Chattanooga, TN........................      548,320      15
Clarksville, TN........................      258,087      15
Cookeville, TN.........................      131,891      15
Dyersburg, TN..........................      118,191      15
Jackson, TN............................      275,578      15
Kingsport/Johnson/Bristol, TN..........      690,437      15
Knoxville, TN..........................    1,073,640      15
Memphis, TN............................    1,499,222      15
Nashville/Murfreesboro, TN.............    1,662,927      15
Austin, TX(5)..........................    1,165,522      10
Brownsville, TX(5).....................      348,225      10
Bryan, TX(5)...........................      164,465      10
El Paso, TX(5).........................      771,774      10
Houston, TX(5).........................    4,723,410      10
McAllen, TX(5).........................      578,420      10
San Antonio, TX(5).....................    1,784,992      10
Provo, UT..............................      341,401      30
Salt Lake City/Ogden, UT...............    1,527,987      30
Kenewick/Pasco/Richland, WA............      183,433      15
Spokane, WA............................      725,591      15
Yakima, WA.............................      253,207      15
Appleton-Oshkosh, WI(2)................      440,042      10
Eau Claire, WI(2)......................      191,374      10
Stevens Point-Marshfield-Wisconsin
 Rapids, WI(2).........................      213,930      20
Casper, WY.............................      142,951      30
                                          ----------      --
       TOTAL...........................   73,087,650(4)
                                          ==========

---------------
(1) Demographic data related to 1998 population and population growth estimates provided by Easy Analytic Software Incorporated.

(2) Represents licenses that Leap has rights to acquire under signed acquisition agreements. These acquisitions remain subject to FCC approval and other closing conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent or Pending Acquisitions" at
    Item 7 below.
(3) Leap has agreed to transfer 10 MHz of licenses in Pine Bluff and Little Rock, Arkansas to American Wireless in exchange for 10 MHz licenses in Fort Collins and Greely, Colorado and Eugene, Oregon. An acquisition agreement has been signed, but the transaction has not been completed. The transaction is subject to FCC approval and other closing conditions.
(4) Leap has agreed to divest two wireless licenses covering 233,716 potential customers in Grand Island and North Platte, Nebraska, which, accordingly, are not included in the table above.
(5) Represents licenses for which Leap was the high bidder in the FCC's recent reauction of C-Block and F-Block PCS spectrum that closed in January 2001. These transfers remain subject to FCC approval.

     Cricket Communications has entered into infrastructure equipment purchase agreements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. to lead the overall buildout of our initial phase of Cricket networks. Under the terms of the agreements, Cricket Communications expects to contract most site acquisition activities and other services associated with site development to third parties, including but not limited to these vendors. To the extent the vendors are contracted to perform such services, we expect that they will subcontract many of these services to a number of different suppliers.

     Leap's Rights and Interests. Our wholly-owned subsidiary, Cricket Communications Holdings, Inc., owns Cricket Communications, Inc., which is the operating company that is implementing the Cricket strategy.

     On June 15, 2000, through a subsidiary merger, we acquired the 5.11% of Cricket Communications Holdings that we did not already own. These shares were owned by individuals and entities, including directors and employees of Leap and Cricket Communications Holdings. Under the terms of the merger, each issued and outstanding share of Cricket Communications Holdings common stock not held by Leap was converted into the right to receive 0.315 of a fully paid and nonassessable share of Leap common stock. As a result, an aggregate of 1,048,635 shares of Leap common stock were issued. We also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of our common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. In addition, we assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of Leap common stock.

     Capital Requirements and Projected Investments. We will require substantial capital to develop and operate wireless networks in the numerous markets in which we plan to operate the Cricket service. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. For a more detailed description of our capital requirements and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

     Regulatory Environment. For a description of the extensive regulation governing our domestic business, see "--Government Regulation," "Risk
Factors -- The FCC's Decision That We Are Qualified To Hold C-Block and F-Block Licenses Is Subject To Review and Appeal," "Risk Factors -- We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions," and "Risk Factors -- Adverse Regulatory Changes Could Impair Our Ability To Maintain Existing Licenses and Obtain New Licenses."

WIRELESS DATA SERVICES

     We currently anticipate beginning launch of our first wireless data service in selected markets during the first half of 2001. We are seeking to take the same type of innovative approach to data as Cricket took with voice. Our vision of wireless data services is that they should be simple, customer focused and driven by customer needs rather than technology. We expect our first wireless data service to provide customers with innovative, community- and location-based information delivered with full mobility where our customers live, work and play. We seek to personalize the content of these services for the individual consumer. We took our first step toward offering wireless data services when we acquired myAladdin.com, a proprietary, personalized, location-based technology. Our goal will be to control both the content and the delivery of our wireless data services. We expect to finance the development and operation costs of these wireless data services largely through vendor financing, as well as from a portion of the net proceeds from our February 2000 units and equity offerings, our sale of Smartcom and other financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity." We expect, however, that we will also need to raise additional capital to fund additional data launches and services.

INTERNATIONAL INVESTMENTS

PEGASO

     General. We were a founding shareholder and currently own 20.1% of Pegaso, a joint venture formed to construct and operate the first 100% digital wireless communications network in Mexico. In October 1998, a wholly-owned subsidiary of Pegaso acquired nine regional PCS licenses and a public telecommunications network license constituting nationwide coverage of Mexico's population of approximately 99 million people, generally in the 1900 MHz band, for approximately $234 million (based on exchange rates in effect on the dates the license payments were made).

     Pegaso launched commercial service in Tijuana in February 1999 and extended its coverage area with launches in Mexico's three largest cities, Mexico City, Guadalajara and Monterrey, in December, September and August 1999, respectively. During the fourth quarter of 2000, Pegaso also moved forward with its plans to build out its network with service launches in Chapala, Ensenada, Nuevo Laredo, Reynosa and Toluca. As of December 31, 2000, Pegaso had approximately 536,000 customers. Pegaso is continuing its network expansion and plans to build networks in additional metropolitan areas throughout Mexico as well as some interconnecting highway corridors.

     Pegaso offers roaming across the U.S-Mexico border as a result of its agreement with Sprint PCS. The agreement permits Pegaso's post-paid customers to use Sprint PCS's nationwide wireless network in the U.S. and allows Sprint PCS customers to roam on Pegaso's network in Mexico. Pegaso believes this feature will be attractive to the highly-mobile customers in Mexico's border cities.

     We have entered into a management and operations agreement with Pegaso to provide operator services and, in turn, have subcontracted those services to GTE Data Services Mexico, a subsidiary of GTE. These arrangements are expected to end in July 2001.

     Strategic and Financial Partners. In addition to Leap, Pegaso Comunicaciones y Servicios, S.A. de C.V. and Sprint Mexico Inc. have interests in Pegaso. Pegaso Comunicaciones y Servicios is 99%-owned by Alejandro Burillo Azcarraga, a member of our board of directors. Citicorp, the Latin America Infrastructure Fund and Nissho Iwai have also invested in Pegaso.

     On April 26, 2000, Sprint Corporation, through a subsidiary, invested $200 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. As a result of this transaction, our percentage interest in Pegaso was reduced from 28.6% to 22.4%. Several other existing investors contributed an additional $50 million of financing in August 2000, reducing our percentage interest to 20.1%.

     Leap's Rights and Interests. We currently own a 20.1% interest in Pegaso and have invested $100 million of the $546 million of capital that has been contributed by the owners of the venture. Pegaso is currently seeking additional debt and equity financing. See "-- Capital Requirements and Projected Investments" below. As noted above, we also provide operator services to Pegaso under a management and operations agreement.

     In December 1999, in connection with our guarantee of a portion of Pegaso's obligations under its working capital facility, Leap has received an option to subscribe for and purchase limited voting series "N" treasury shares of Pegaso. The number of shares that may be purchased by Leap under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series "N" treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full.

     Capital Requirements and Projected Investments. Pegaso has already raised or obtained commitments for substantial amounts of capital. To date, the members of the joint venture have contributed $546 million of equity. In addition, Qualcomm and another equipment vendor have agreed to provide approximately $580 million of secured equipment financing to the venture, a portion of which has already been advanced. In May 1999, a Pegaso subsidiary also entered into a working capital facility with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100 million. At December 31, 2000, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of our guarantee was not increased. To complete the buildout, launch and operation of its planned networks, however, Pegaso will need to obtain substantial additional capital. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap's ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

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

SMARTCOM

     On June 2, 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee (who held one share of the Series A preferred stock of Smartcom in order to comply with Chilean law which requires two shareholders for each Chilean sociedad anonima) in exchange for gross consideration of approximately $381.5 million. The purchase price consisted of:

     - approximately $156.8 million in cash;

     - repayment of Smartcom indebtedness to us and Inversiones of approximately $17.5 million and $35.8 million, respectively;

     - release of cash collateral posted by us in the U.S. to collateralize our reimbursement obligation with respect to a standby letter of credit issued in favor of ABN AMRO Bank (Chile) to secure Smartcom indebtedness of approximately $28.2 million; and

     - three promissory notes issued by Endesa to Inversiones in the aggregate amount of $143.2 million. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom to be completed following the closing of the agreement. The final audit is not yet completed, and we are in discussions with Endesa concerning a potential adjustment, which we do not expect to be material. In February 2001, we sold the third note which had an original principal amount of $58.2 million to a third party for $60.7 million including accrued interest.

     Each of the two remaining promissory notes matures on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. In addition, the sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from our consolidated balance sheet.

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

COMPETITION

     The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete directly with landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have launched rate plans substantially similar to the Cricket service plan in markets in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

     In the U.S., we will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of which have greater resources than we do and entered the market before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC will soon auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. could attempt to implement our domestic strategy of providing unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete are already used by some of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

     Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Motorola, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases in its markets. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

     We compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies who offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, we expect that, over time, providers of wireless communications services will compete more directly with providers of traditional landline telephone services. In addition, energy companies, utility companies and cable operators may expand their services to offer communications services.

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

     Licensing of PCS Systems. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, are for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. In recent years, the FCC has also further split licenses in connection with re-auctions of PCS spectrum. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan statistical or rural service areas.

     The FCC's spectrum allocation for PCS includes two licenses, the 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as "Entrepreneur's Blocks." The FCC requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or reauctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC's initial auctions of C-Block and F-Block licenses. The FCC's rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order.

     Under the FCC's current rules specifying spectrum aggregation limits affecting broadband PCS and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 MHz of PCS, cellular and certain specialized mobile radio services where there is significant overlap, except in rural areas. In rural areas, up to 55 MHz of spectrum may be held. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s). The FCC has initiated a proceeding to review whether the spectrum aggregation limits should be retained. If the limits are removed, large carriers will be given additional flexibility to acquire additional spectrum in our markets or in markets that we may seek to enter. We cannot predict whether the limits will be removed or if they are removed, what the effect would be on our business, financial condition or results of operations.

     All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

     - provided substantial service during its past license term; and

     - has substantially complied with applicable FCC rules and policies and the Communications Act.

     All PCS licensees must satisfy buildout deadlines and geographic coverage requirements within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have buildout deadlines in 2001 and several other licenses have buildout deadlines in the first half of 2002. We are unable to predict whether the required coverage will be achieved. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

     Recent Modifications of C-Block and F-Block Eligibility Rules and Recent Reauction of PCS Licenses. The FCC recently held a reauction of 422 C-Block and F-Block licenses that closed on January 26, 2001. In connection with that reauction, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and sold them in open bidding to any entity that could afford to purchase them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license remained subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements were permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses remained subject to C-Block and F-Block eligibility rules and thus were reserved for closed bidding by designated entities, while one 10 MHz C-Block license per BTA was sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also were sold at open bidding, such that previous C-Block and F-Block eligibility requirements no longer applied.

     The FCC's recent reauction represented a compromise that made some additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC's C-Block and F-Block rules, the recent reauction, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In addition, in the reauction, Leap was the high bidder on 22 licenses covering 22.4 million potential customers. These licenses have not yet been granted to us, and we cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these licenses to us specifically, will have on us. NextWave Telecommunications, Inc. is a party to litigation challenging the validity of the auction. Other parties have indicated publicly that they intend to challenge the validity of the auction and grants thereunder, as well.

     Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS or cellular system. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to the FCC's spectrum aggregation limits.

     C-Block and F-Block licenses historically have been subject to certain additional transfer and assignment restrictions, including a prohibition on the assignment or transfer of such licenses for a period of five years following the initial license grant date to any entity that fails to satisfy C-Block and F-Block financial qualification requirements. These rules were revised by the FCC in August 2000. Under the revised rules, a C-Block or F-Block license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC.

     Foreign Ownership. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

     Other Recent Industry Developments. The FCC has a number of other complex requirements and proceedings that affect the operation of our business. For example, FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller's telephone number, and a requirement that emergency 911 services be made available to users with speech or hearing disabilities. We also are subject or potentially subject to interconnection, reciprocal compensation and universal service obligations; number portability obligations; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

     Privacy. In anticipation of our planned wireless data services, we have developed and intend to comply with a policy designed to protect the privacy of our customers and their personal information.

FINANCIAL INFORMATION CONCERNING SEGMENTS AND GEOGRAPHICAL INFORMATION

     Financial information concerning Leap's operating segments and the geographic areas in which it operates is set forth in Note 13 to the Consolidated Financial Statements set forth in Item 8 of this report.

EMPLOYEES

     On February 1, 2001, Leap employed approximately 860 full time employees, including the approximately 652 employees of its subsidiary, Cricket Communications.

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

     We have operated as an independent company since September 1998 and we acquired and/or launched all of our existing Cricket markets beginning in January 2000. Because we are at an early stage of development, we face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

THE CRICKET BUSINESS STRATEGY IS UNPROVEN

     Our business strategy in the U.S., marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy, which has been introduced in a limited number of markets, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our markets. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

     Leap experienced net losses of approximately $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the year ended August 31, 1999, $46.7 million in the year ended August 31, 1998 and $5.2 million in the year ended August 31, 1997. Losses are likely to be significant for the next several years as we launch service in new markets and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

WE FACE SIGNIFICANT COMPETITION

     The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete directly with landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

     In the U.S., we will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of which have greater resources than we do and entered the market before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Competitors' earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC will soon auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. could attempt to implement our domestic strategy of providing unlimited local service at a low, flat monthly rate if our strategy proves successful. The landline services with which we will compete are already used by some of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

     Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses, and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Motorola, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases in its markets. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

     We compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies who offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, we expect that, over time, providers of wireless communications services will compete more directly with providers of traditional landline telephone services. In addition, energy companies, utility companies and cable operators may expand their services to offer communications services.

LEAP MAY FAIL TO RAISE REQUIRED CAPITAL

     We require significant additional capital to build out and operate planned networks and for general working capital needs. We also require additional capital to invest in any new wireless opportunities, including capital for license acquisition costs, network buildout of newly-acquired licenses and the planned development and rollout of our wireless data services. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, that failure would have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in licenses, or in one or more of our subsidiaries or other ventures earlier than planned or at a "distressed sale" price.

YOUR OWNERSHIP INTEREST IN LEAP WILL BE DILUTED UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

     On February 22, 2001, 30,032,912 shares of our common stock were outstanding, and 19,828,396 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

     The following shares were reserved for issuance as of February 22, 2001:

     - 3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part at any time between now and September 2008;

     - 7,458,749 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap's equity incentive plans;

     - 2,972,938 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap's common stock to the stockholders of Qualcomm;

     - 2,203,691 shares reserved for issuance upon consummation of our pending acquisitions of wireless licenses in Utica, New York, Visalia, California, Birmingham and Tuscaloosa, Alabama, Jonesboro, Arkansas, and Jackson, Mississippi, and up to 785,598 shares (subject to certain adjustments based upon changes in the market value of wireless licenses) reserved for issuance in connection with our pending acquisition of wireless licenses in Buffalo and Syracuse, New York, all of which acquisitions are subject to FCC approval and other conditions;

     - 202,566 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

     - 2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

     We have also committed to issue $9 million of our common stock in a license acquisition transaction, with the exact number of shares to be set at the closing of the license acquisition. Under certain circumstances, the number of shares to be issued in connection with our acquisitions of wireless licenses is subject to change based on the value of wireless licenses and the market price of our common stock at the time of the closing of the acquisition.

     In January 2001, the Board approved, subject to stockholder approval, an amendment to Leap's Employee Stock Purchase Plan which would increase the number of shares reserved for issuance under the plan from 200,000 to 500,000. In addition, the Board approved, subject to stockholder approval, a new executive officer deferred bonus stock plan under which 275,000 shares of common stock would be reserved for issuance. Both of these matters will be voted on by the stockholders at the annual meeting in April 2001.

     In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10 and $25 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended) allowed the first sale of common stock under the agreement to be up to $55 million. On January 23, 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

     Dilution of the outstanding number of shares of our common stock could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

     We have agreed to file registration statements to register for resale up to 2,989,289 shares reserved for issuance upon consummation of our pending acquisitions of wireless licenses, plus an additional $9 million of shares of our common stock in connection with a license acquisition, with the exact number of shares to be set at the closing of the license acquisition. Under certain circumstances, the number of shares for which registration rights have been granted is subject to change based on the value of wireless licenses and the market price of our common stock at the time of the closing of the transactions pursuant to which the shares to be registered are issued.

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

     Our high leverage could have important consequences, including the following:

     - our ability to obtain additional financing may be impaired;

     - a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

     - our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy; and

     - high levels of debt may reduce the value of stockholders' investments in Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

We may not have sufficient future cash flows to meet our debt payments, and may not be able to refinance any of our debt at maturity.

     In addition, our vendors have a right and may choose to sell outstanding debt under our vendor financing agreements to third parties at a discount. Such sales could affect the prices at which our outstanding notes trade and could adversely affect the market's perception of Leap's creditworthiness.

OUR DEBT INSTRUMENTS CONTAIN PROVISIONS AND REQUIREMENTS THAT COULD LIMIT OUR ABILITY TO PURSUE BORROWING OPPORTUNITIES

     The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in our vendor facilities, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions, such as the acquisition of wireless licenses. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

     - incur additional indebtedness;

     - create liens;

     - make certain payments, including payments of dividends and distributions in respect of capital stock;

     - consolidate, merge and sell assets;

     - engage in certain transactions with affiliates; and

     - fundamentally change our business.

     In addition, such senior debt requires us to maintain certain ratios, including:

     - leverage ratios;

     - interest coverage ratios; and

     - fixed charges ratios;

and to satisfy certain tests, including tests relating to:

     - maximum annual capital expenditures;

     - minimum covered population in order to incur additional indebtedness;

     - minimum number of subscribers to our services in order to incur additional indebtedness; and

     - minimum quarterly revenues and, commencing in 2004, minimum annual revenues.

     We may not satisfy the financial ratios, tests and other covenants under our senior debt due to events that are beyond our control. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled. Because Leap's new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap has received waivers of its failure to meet this revenue target from all of the required lenders. We expect to make up this revenue shortfall and to be in compliance with the revenue covenant by the end of the first quarter of 2001. There can be no assurance that additional delays in market launches and/or other adverse results in our business will not result in a failure to meet our financial or operating covenants in the future. Any defaults that result in a suspension of further borrowings under the vendor facilities or acceleration of our obligations to repay the outstanding balances under the vendor facilities would have a material adverse effect on our business and our financial condition.

WE MAY EXPERIENCE DIFFICULTIES IN CONSTRUCTING AND OPERATING OUR
TELECOMMUNICATIONS NETWORKS

     We will need to construct new telecommunications networks and expand existing networks. We will depend heavily on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Pegaso's launch of commercial service in Mexico City was delayed several months due to delays in obtaining the required permits from local authorities for cell site construction and some planned 2000 launches were delayed. Some of our planned Cricket launches were delayed and launched with fewer cell sites than desirable and therefore reduced coverage, as well.

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

WE HAVE ENCOUNTERED RELIABILITY PROBLEMS DURING THE INITIAL DEPLOYMENT OF OUR NETWORKS

     As is typical with newly-constructed and rapidly expanding wireless networks, we have experienced reliability problems with respect to network infrastructure equipment, reliability of third party suppliers and capacity limitations of our networks. If our networks ultimately fail to perform as expected, that failure could have a material adverse effect on our business and financial condition.

CALL VOLUME UNDER CRICKET FLAT PRICE PLANS COULD EXCEED THE CAPACITY OF OUR WIRELESS NETWORKS

     Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,000 minutes per month. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to expand network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

THE FCC'S DECISION THAT WE ARE QUALIFIED TO HOLD C-BLOCK AND F-BLOCK LICENSES IS SUBJECT TO REVIEW AND APPEAL

     Our business plan depends on our acquisition and operation of C-Block and F-Block licenses in the U.S. We may acquire and operate C-Block and F-Block licenses only if we qualify as a "designated entity" under FCC rules.

     In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the highest bidder in the FCC's 1999 spectrum re-auction, and the transfer of three F-Block licenses which cover portions of North Carolina from AirGate Wireless, L.L.C. to one of our subsidiaries, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In addition, in March 2000, the FCC approved the transfer to us of 11 C-Block licenses from Chase Telecommunications and one F-Block license from PCS Devco. Subsequently, the FCC has approved the transfer to us of various other C-Block and F-Block licenses.

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

     Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also has opposed all of our subsequent assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision with the Court of Appeal for the D.C. Circuit, which appeal is currently pending. Further judicial review of the FCC's orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket.

     In a recent reauction of C-Block and F-Block PCS spectrum that closed on January 26, 2001, we were named the high bidder on 22 licenses covering 22.4 million potential customers. These licenses have not yet been granted to us, and we cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these licenses to us specifically, will have on us. NextWave Telecommunications, Inc. is a party to litigation challenging the validity of the auction. Other parties have indicated publicly that they intend to challenge the validity of the auction and grants thereunder, as well.

     We may not prevail in connection with any such challenges, appeals or proceedings. If the FCC or a court determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of our licenses should be divested, cancelled or reauctioned, or that we should pay certain financial penalties.

WE MAY NOT SATISFY THE BUILDOUT DEADLINES AND GEOGRAPHIC COVERAGE REQUIREMENTS APPLICABLE TO OUR LICENSES, WHICH MAY RESULT IN THE REVOCATION OF SOME OF OUR LICENSES OR THE IMPOSITION OF FINES AND/OR OTHER SANCTIONS

     Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have buildout deadlines in 2001 and several other licenses have buildout deadlines in the first half of 2002. We are unable to predict whether the required coverage will be achieved. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

     The FCC recently held a reauction of 422 C-Block and F-Block licenses that closed in January 2001. In connection with that reauction, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the BTA service areas to which Entrepreneur's Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and sold them in open bidding to any entity that could afford to purchase them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license remained subject to a closed bidding process, such that only entities meeting Entrepreneur's Block eligibility requirements were permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses remained subject to C-Block and F-Block eligibility rules and thus were reserved for closed bidding by designated entities, while one 10 MHz C-Block license per BTA was sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also were sold at open bidding, such that previous C-Block and F-Block eligibility requirements no longer applied.

     The FCC's recent reauction represented a compromise that made some additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC's C-Block and F-Block rules, the recent reauction, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In addition, in the reauction, we were named the high bidder on 22 licenses covering 22.4 million potential customers. These licenses have not yet been granted to us, and we cannot predict what effects any challenges before the FCC or in court to the reauction generally, or the grant of these licenses to us specifically, will have on us. NextWave Telecommunications, Inc. is a party to litigation challenging the validity of the auction. Other parties have indicated publicly that they intend to challenge the validity of the auction and grants thereunder, as well.

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

RISKS ASSOCIATED WITH PEGASO COULD ADVERSELY AFFECT OUR BUSINESS

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

     Pegaso requires substantial additional capital to continue its planned growth and operations. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap's ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

     If presented with attractive opportunities, Leap may invest in additional international markets in the future. Any such international investment would create risks associated with the applicable foreign country's economic condition, including but not limited to currency exchange rates, inflation, employment levels and gross domestic product.

OUR RESULTS OF OPERATIONS MAY BE HARMED BY FOREIGN CURRENCY FLUCTUATIONS

     We are exposed to risk from fluctuations in foreign currency rates, which could impact our results of operations and financial condition. Although we report our financial statements in U.S. dollars, Pegaso reports its results in Mexican pesos. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the Mexican peso will affect our results of operations as well as the value of our ownership interest in Pegaso. We do not currently hedge against foreign currency exchange rate risks.

     Pegaso generates revenues that are paid in Mexican pesos. However, many of Pegaso's major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Mexican peso could significantly increase Pegaso's expenses and could have a material adverse effect on our business and financial condition. For example, Pegaso may be unable to satisfy its obligations under equipment supply agreements denominated in U.S. dollars in the event of currency devaluations. In some developing countries, including Mexico, significant currency devaluations relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, Leap and Pegaso may experience economic loss with respect to the collectability of payments from their business partners and customers and the recoverability of their investments.

     If we invest in other foreign ventures in the future, we will face similar risks relating to the applicable foreign currency of the foreign venture as well as other country-specific risks.

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

IF WIRELESS HANDSETS POSE HEALTH AND SAFETY RISKS, WE MAY BE SUBJECT TO NEW REGULATIONS, AND DEMAND FOR OUR SERVICES MAY DECREASE

     Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our wireless service.

THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS

     We believe our success depends on the contributions of a number of our key personnel. These key personnel include but are not limited to Harvey P. White, Chairman of the Board and Chief Executive Officer, and Susan G. Swenson, President and Chief Operating Officer. If we lose the services of key personnel, that loss could materially harm our business. We do not maintain "key person" life insurance on any employee.

OUR STOCK PRICE IS VOLATILE

     The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past quarter and calendar year and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include:

     - future announcements concerning Leap or its competitors, including the announcement of joint development efforts;

     - changes in the prospects of our business partners or equipment suppliers;

     - delays in the construction of planned Cricket networks and in general implementation of our business plan;

     - failure to achieve planned levels of subscriber growth and other operating targets;

     - deficiencies in our networks;

     - results of technological innovations;

     - government regulation, including the FCC's review of our acquisition of wireless licenses;

     - changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

     - the impact of an economic slowdown on existing and future customers; and

     - public perception of risks associated with our international operations.

     Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues, earnings or subscriber growth or delays in network buildout in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management's attention and resources which could, in turn, have a material adverse effect on our business and financial condition.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

     We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of the indenture governing the notes issued in our February 2000 units offering restrict our ability to declare or pay dividends. We intend to retain future earnings to fund our growth. Accordingly, you will not receive a return on your investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

A DETERMINATION THAT LEAP IS AN INVESTMENT COMPANY COULD ADVERSELY AFFECT OUR BUSINESS

     Our ownership interest in Pegaso was 20.1% as of February 28, 2001, and we expect that future investments in ventures will include ownership interests of less than 50% and that our interests will vary over time as the ventures raise additional capital. As a result, we could be subject to the registration requirements of the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration of companies that engage primarily in the business of investing in stock. Because we intend to actively participate in the business operations of our subsidiaries and other ventures, we do not believe that we are primarily engaged in the business of investing in stock. We intend to monitor and adjust our interests in our ventures to the extent practical to avoid being subject to the Investment Company Act of 1940. If we must register as an investment company under the Investment Company Act of 1940, compliance with these regulations will negatively impact our business.

WE HAVE IMPLEMENTED OR ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT OR DELAY AN ACQUISITION OF LEAP THAT IS BENEFICIAL TO OUR STOCKHOLDERS

     Our charter and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our charter and bylaw provisions could diminish the opportunities for a stockholder to participate in tender offers. The charter and bylaws may also restrain volatility in the market price of our common stock resulting from takeover attempts. In addition, our board of directors may issue preferred stock that could have the effect of delaying or preventing a change in control of Leap. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of the charter and bylaws may have the effect of discouraging or preventing an acquisition of Leap or a sale of our businesses. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

     We have adopted a rights plan that could discourage, delay or prevent an acquisition of Leap at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our common stock which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our board of directors.

     The transfer restrictions imposed on the U.S. wireless licenses we own also adversely affect the ability of third parties to acquire us. Our licenses may only be transferred with prior approval by the FCC. In addition, we are prohibited from voluntarily assigning or transferring control of our C-Block and F-Block licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established by the FCC for designated entities, unless we have met the first network buildout deadline applicable to such license. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving us would be subject to regulatory approval.

     In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness.

ITEM 2. PROPERTIES

     We currently lease two office buildings in San Diego, California for our headquarters, totaling 61,102 square feet, which we use for sales, marketing, product development and administrative purposes. The lease on 10,575 square feet of such space, which we sublease from Qualcomm, is subject to termination upon 90 days' notice by either party. We expect that the amount of space we sublease from Qualcomm will increase to approximately 25,000 square feet in the near future. We are also currently considering additional expansion in San Diego, and may lease up to an additional aggregate of approximately 20,000 square feet over the next 18 months.

     As of February 1, 2001, Leap had leased regional headquarters in Bridgeville, Pennsylvania; Tulsa, Oklahoma; Albuquerque, New Mexico; and Nashville, Tennessee, which range from approximately 17,000 square feet to approximately 18,750 square feet in each market. Leap has 10 additional office leases in its individual markets which range from 2,460 square feet to 9,208 square feet. We also lease 25 retail stores in our markets ranging in size from 824 square feet to 3,767 square feet and lease four kiosks for retail sales. In addition, we currently lease approximately 730 cell site locations and 16 switch and warehouse facilities which range in size from approximately 5,000 square feet to approximately 23,000 square feet. We do not own any real property.

     As we continue to buildout Cricket markets in 2001 and beyond, we expect that we will need to lease substantial additional office facilities, retail stores, cell sites and switch and warehouse facilities.

ITEM 3. LEGAL PROCEEDINGS

     In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, Carolina PCS Limited Partnership I, L.P., a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. In July 2000, the FCC affirmed its July 1999 order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and Carolina PCS subsequently appealed the FCC's decision to the U.S. Court of Appeal for the D.C. Circuit. A briefing schedule has been issued in the case. Leap believes the arguments of Carolina PCS are without merit and is vigorously contesting the appeal.

     In a recent reauction of C-Block and F-Block PCS spectrum that closed in January 2001, we were named the high bidder on 22 licenses covering 22.4 million potential customers. These licenses have not yet been granted to us, and we cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these licenses to us specifically, will have on us. NextWave Telecommunications, Inc. is a party to litigation challenging the validity of the auction. Other parties have indicated publicly that they intend to challenge the validity of the auction and grants thereunder, as well.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Leap's common stock, $.0001 par value per share, is listed for trading on The Nasdaq National Market under the symbol "LWIN." The following table sets forth the high and low sales prices for the common stock as reported by the Nasdaq National Market in each of the periods indicated:

                                                             HIGH($)    LOW($)
                                                             -------    ------
CALENDAR YEAR -- 1999
  First Quarter............................................   14.88      5.19
  Second Quarter...........................................   25.50     11.38
  Third Quarter............................................   26.50     14.56
  Fourth Quarter...........................................   94.06     22.75
CALENDAR YEAR -- 2000
  First Quarter............................................  110.50     47.06
  Second Quarter...........................................   99.75     32.25
  Third Quarter............................................   81.88     44.75
  Fourth Quarter...........................................   66.63     23.50

     On March 1, 2001, the last reported sale price of Leap's common stock on the Nasdaq National Market was $31.38. As of March 1, 2001, there were 30,040,580 shares of common stock outstanding held by approximately 1,612 holders of record.

     Leap has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The terms of the indenture governing the high-yield notes issued in Leap's February 2000 units offering restrict its ability to declare or pay dividends. Leap intends to retain any earnings to fund its growth.

     (b) RECENT SALES OF UNREGISTERED SECURITIES

          (1) On October 27, 2000, Leap issued 170,374 shares of common stock to Zuma PCS, LLC, under the terms of an agreement and plan of merger pursuant to which Leap acquired wireless licenses covering the Albany, Columbus and Macon, Georgia markets. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

          (2) On December 6, 2000, Leap issued 562,500 shares of common stock to Qualcomm for an aggregate purchase price of $3,434,766 in cash upon Qualcomm's partial exercise of a warrant Leap issued to Qualcomm in connection with the spin-off of Leap from Qualcomm in September 1998. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

          (3) On December 8, 2000, Leap issued 232,755 shares of common stock to Radiofone PCS, L.L.C., under the terms of an agreement for purchase and sale of licenses pursuant to which Leap acquired a wireless license covering the Denver, Colorado market. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

          (4) On December 12, 2000, Qualcomm net-exercised an additional portion of the warrant described in paragraph (2) above and Leap issued 453,200 shares of common stock to Qualcomm, with Qualcomm surrendering warrants to purchase 109,300 shares of common stock in payment of the exercise price. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) and on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements included elsewhere in this report.

                                                                                           PERIOD FROM
                                                        YEAR ENDED AUGUST 31,             SEPTEMBER 1 TO    YEAR ENDED
                                               ----------------------------------------    DECEMBER 31,    DECEMBER 31,
                                                1996      1997       1998       1999           1999            2000
                                               -------   -------   --------   ---------   --------------   ------------
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  Service revenues...........................  $    --   $    --   $     --   $   3,619      $  6,733       $   40,599
  Equipment revenues.........................       --        --         --         288            39            9,718
                                               -------   -------   --------   ---------      --------       ----------
  Total revenues.............................       --        --         --       3,907         6,772           50,317
                                               -------   -------   --------   ---------      --------       ----------
Operating expenses:
  Cost of service............................       --        --         --      (1,355)       (2,409)         (20,821)
  Cost of equipment..........................       --        --         --      (2,455)       (7,760)         (54,883)
  Selling, general and administrative
    expenses.................................     (396)   (1,361)   (23,888)    (28,745)      (19,344)        (117,349)
  Depreciation and amortization..............       --        --         --      (5,824)       (6,926)         (24,563)
                                               -------   -------   --------   ---------      --------       ----------
    Total operating expenses.................     (396)   (1,361)   (23,888)    (38,379)      (36,439)        (217,616)
                                               -------   -------   --------   ---------      --------       ----------
  Operating loss.............................     (396)   (1,361)   (23,888)    (34,472)      (29,667)        (167,299)
Equity in net loss of and write-down of
  investments in and loan receivable from
  unconsolidated wireless operating
  companies..................................       --    (3,793)   (23,118)   (127,542)      (23,077)         (78,624)
Interest income..............................       --        --        273       2,505           764           48,477
Interest expense.............................       --        --         --     (10,356)      (12,283)        (112,358)
Foreign currency transaction gains (losses),
  net........................................       --        --         --      (7,211)       (8,247)          13,966
Gain on sale of wholly owned subsidiaries....       --        --         --       9,097            --          313,432
Gain on issuance of stock by unconsolidated
  wireless operating company.................       --        --         --       3,609            --           32,602
Other income (expense), net..................       --        --         --        (243)       (3,336)           1,913
                                               -------   -------   --------   ---------      --------       ----------
Income (loss) before income taxes and
  extraordinary items........................     (396)   (5,154)   (46,733)   (164,613)      (75,846)          52,109
Income taxes.................................       --        --         --          --            --          (47,540)
                                               -------   -------   --------   ---------      --------       ----------
Income (loss) before extraordinary items.....     (396)   (5,154)   (46,733)   (164,613)      (75,846)           4,569
Extraordinary loss on extinguishment of
  debt.......................................       --        --         --          --            --           (4,737)
                                               -------   -------   --------   ---------      --------       ----------
    Net loss.................................  $  (396)  $(5,154)  $(46,733)  $(164,613)     $(75,846)      $     (168)
                                               =======   =======   ========   =========      ========       ==========
Basic net income (loss) per common share:
  Income (loss) before extraordinary items...  $ (0.02)  $ (0.29)  $  (2.65)  $   (9.19)     $  (4.01)      $     0.18
  Extraordinary loss.........................       --        --         --          --            --            (0.19)
                                               -------   -------   --------   ---------      --------       ----------
         Net loss............................  $ (0.02)  $ (0.29)  $  (2.65)  $   (9.19)     $  (4.01)      $    (0.01)
                                               =======   =======   ========   =========      ========       ==========
Diluted net income (loss) per common share:
  Income (loss) before extraordinary items...  $ (0.02)  $ (0.29)  $  (2.65)  $   (9.19)     $  (4.01)      $     0.14
  Extraordinary loss.........................       --        --         --          --            --            (0.15)
                                               -------   -------   --------   ---------      --------       ----------
         Net loss............................  $ (0.02)  $ (0.29)  $  (2.65)  $   (9.19)     $  (4.01)      $    (0.01)
                                               =======   =======   ========   =========      ========       ==========
Shares used in per share calculations(2):
  Basic......................................   17,648    17,648     17,648      17,910        18,928           25,398
                                               =======   =======   ========   =========      ========       ==========
  Diluted....................................   17,648    17,648     17,648      17,910        18,928           32,543
                                               =======   =======   ========   =========      ========       ==========

                                                         AS OF AUGUST 31,                AS OF DECEMBER 31,
                                               -------------------------------------    ---------------------
                                               1996     1997       1998       1999        1999        2000
                                               -----   -------   --------   --------    --------   ----------
BALANCE SHEET DATA(1):
Cash and cash equivalents....................  $  --   $    --   $     --   $ 26,215    $ 44,109   $  338,878
Working capital (deficit)....................   (111)     (279)   (14,789)     6,587      50,361      587,819
Restricted cash equivalents and
  investments................................     --        --         --         --      20,550       65,471
Total assets.................................     --    42,267    157,752    335,331     360,765    1,647,407
Long-term debt...............................     --        --         --    221,812     303,818      897,878
Stockholders' equity (deficit)...............   (111)   41,988    142,963     70,900      10,892      583,258

---------------
(1) For the fourth quarter of the year ended August 31, 1999, the period from September 1, 1999 to December 31, 1999, and the first six months of the year ended December 31, 2000, the financial statements of Smartcom are included in the selected consolidated financial data as a result of Leap's acquisition of the remaining 50% interest in Smartcom that we did not already own on April 19, 1999. Before the fourth quarter of the year ended August 31, 1999, Leap's investment in Smartcom was accounted for using the equity method of accounting. Leap subsequently divested its entire interest in Smartcom on June 2, 2000.

(2) Refer to Note 2 of the Consolidated Financial Statements for an explanation of the calculation of basic and diluted net loss per common share.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The words "Leap," "we," "our," "ours" and "us" refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers is based on 1998 population estimates provided by Easy Analytic Software Incorporated.

     The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this report. You should read this discussion and analysis in conjunction with our financial statements and related notes.

     Except for the historical information contained herein, this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants of our credit facilities; our ability to rollout networks in accordance with our plans, including receiving equipment and backhaul and interconnection facilities on schedule from third parties; failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the ability to close pending transactions described in this report; technological challenges in developing wireless data services and customer acceptance of such services if developed; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; and other factors detailed in the section entitled "Risk Factors" included elsewhere in this report and in our other SEC filings. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand name "Cricket(TM)." Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and priced competitively with, traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

     Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month's service from a simple, straightforward bill. We offer Cricket service without a contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less than those of traditional wireless providers.

     At the end of 2000, we had launched Cricket service in markets covering a total population of approximately 8 million and had more than 190,000 Cricket customers across the U.S. To date we have acquired or have rights to acquire wireless licenses covering approximately 73.1 million potential customers in 36 states, and we plan to continue launching new Cricket markets throughout 2001 and beyond.

     We currently plan to expand our service offerings to include wireless data services designed to appeal to a broad segment of the population and further transform the nature of wireless communications for our customers. We believe that wireless data services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. In furtherance of our objective to offer low-cost wireless data services, we completed our first purchase of wireless data technology in December 2000 through the acquisition of myAladdin.com, a proprietary, personalized, location-based technology, and we are planning further acquisitions in this area.

     In Mexico, we were a founding shareholder and have invested $100 million in Pegaso Telecomunicaciones, S.A. de C.V., a company that is providing a wireless service in Mexico that is more traditional than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of 2000, Pegaso had approximately 536,000 customers. We currently own 20.1% of Pegaso.

     While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

     As is typical for start-up telecommunications networks, we expect our networks in each of our markets to incur operating expenses significantly in excess of revenues in their initial period of operation. Operating losses are likely to continue for the next several years as we rapidly expand service in new markets and seek to increase our customer bases in new and existing markets. We believe, however, that with our simple, easy to understand approach to wireless, we can attract new customers more quickly, maintain lower customer acquisition costs, and sustain lower operating costs per customer compared to traditional wireless providers, which will allow us to generate profits in each of our markets sooner than is typical for a start-up wireless provider.

RECENT AND PENDING ACQUISITIONS

  CHASE TELECOMMUNICATIONS

     In March 2000, we completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc., including its wireless licenses. The purchase price included approximately $6.3 million in cash, the assumption of principal amounts of liabilities that totaled approximately $138.0 million (with a fair market value of approximately $131.3 million), a warrant now exercisable to purchase 202,566 shares of Leap common stock at an aggregate exercise price of $1.0 million, and contingent earn-out payments of up to $41.0 million (plus certain expenses) based on earnings of the business acquired during the fifth full year following the closing of the acquisition. Under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million was allocated to property and equipment and other assets and $109.7 million was allocated to intangible assets. Intangible assets consist primarily of wireless licenses, which are to be amortized over their estimated useful lives of 40 years following commencement of commercial service.

  WIRELESS LICENSES

     Leap acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 million in cash. From January 2000 through February 2001, we completed the purchase of additional licenses in the U.S. from various third parties for an aggregate of $99.1 million in cash, 566,205 shares of our common stock that had an aggregate fair value at the time of purchase of $26.7 million and the assumption of $13.8 million in debt, net of discount, owed to the FCC related to the licenses. In November 2000, we entered into an agreement with CenturyTel, Inc. to purchase wireless licenses in various markets in exchange for $118.7 million in cash and promissory notes in the aggregate face amount of $86.5 million payable with interest at the rate of 10% per annum in quarterly installments, with $48.0 million due 90 days after close and the final payment due one year after close. In addition, from January 2000 through February 2001, we entered into various agreements with third parties to purchase additional wireless licenses in exchange for an aggregate of cash, shares of common stock and the assumption of FCC debt with an aggregate estimated fair value of $197.6 million as of February 22, 2001, subject to certain adjustments based upon changes in the market value of wireless licenses and the market price of our common stock at the time of closing of some acquisitions. Each of the pending agreements is subject to customary closing conditions, including FCC approval, and may not be closed on schedule or at all. We were also the high bidder on 22 wireless licenses in the FCC's broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. The transfer of these licenses to Leap remains subject to FCC approval. See the section entitled "Risk Factors -- The FCC's Decision that We Are Qualified to Hold C-Block and F-Block Licenses Is Subject to Review and Appeal" included elsewhere in this report.

SMARTCOM DISPOSITION

     In April 1999, we increased our ownership interest in Smartcom from 50% to 100%. We began fully consolidating Smartcom's results of operations in June 1999, having previously accounted for our investment in Smartcom under the equity method of accounting. On June 2, 2000, we completed the sale of Smartcom to Endesa S.A. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee, in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes, the repayment of intercompany debt due to Leap by Smartcom, and the release of cash collateral. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement. The final audit is not yet completed, and we are in discussions with Endesa concerning a potential adjustment, which we do not expect to be material. In February 2001, we sold the third note which had an original principal amount of $58.2 million to a third party for $60.7 million including accrued interest. Each of the two remaining promissory notes matures on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. In addition, the sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from our consolidated balance sheet. We recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million.

PRESENTATION

  CHANGE IN FISCAL YEAR

     On July 31, 2000, our Board of Directors elected to change Leap's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year ended on December 31, 2000. As a result of the change in year-end, we issued consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

  FOREIGN SUBSIDIARIES

     To accommodate the different fiscal periods of Leap and its foreign subsidiaries, we have historically recognized our share of net earnings or losses of such foreign companies on a two-month lag. In conjunction with Leap's change in fiscal year end, this lag was extended to three months beginning in the period from September 1, 1999 to December 31, 1999. The effect of this change on previously reported amounts was adjusted in accumulated deficit in the period from September 1, 1999 to December 31, 1999.

     The financial statements of Smartcom are included in our consolidated financial statements from June 1, 1999 to March 31, 2000 as a result of our acquisition of the remaining 50% of Smartcom that we did not already own in April 1999 and our sale of 100% of Smartcom on June 2, 2000. The accounts of Smartcom were consolidated using a three-month lag, and as a result of the sale in June 2000, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000. Due to the sale of Smartcom, our reported results are not indicative of future results.

     As we currently own 20.1% of Pegaso, we account for our interest in Pegaso under the equity method of accounting.

  REVENUES AND COST RECOGNITION

     For our domestic Cricket business, revenues include wireless voice services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally billed in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party resellers are included in inventory until they are sold to and activated by customers. Amounts due from third party resellers for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets and accessories within 30 days of purchase or 30 minutes of usage, whichever occurs first. We record an estimate for returns at the time of recognizing revenue. Returns have historically been insignificant.

     We sell our handsets to customers and resellers at prices below cost. Handsets sold through our indirect resellers are subject to a reseller's mark-up which is not included in our equipment revenues. We also deduct from equipment revenues the value of the first month's service, which is included in the price of the handset. We also generate revenues from features, including call waiting, caller ID and voicemail. Service revenue is also generated from the customer's usage of long-distance minutes purchased from Cricket and directory assistance.

RESULTS OF OPERATIONS

     The following table presents condensed consolidated statement of operations data for the periods indicated (in thousands).

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Revenues:
  Service revenues..........................................  $  40,599     $   9,177
  Equipment revenues........................................      9,718           306
                                                              ---------     ---------
  Total revenues............................................     50,317         9,483
                                                              ---------     ---------
Operating expenses:
  Cost of service...........................................    (20,821)       (3,263)
  Cost of equipment.........................................    (54,883)       (7,931)
  Selling, general and administrative expenses..............   (117,349)      (40,272)
  Depreciation and amortization.............................    (24,563)      (10,884)
                                                              ---------     ---------
          Total operating expenses..........................   (217,616)      (62,350)
                                                              ---------     ---------
  Operating loss............................................   (167,299)      (52,867)
Equity in net loss of and write-down of investments in and
  loan receivable from unconsolidated wireless operating
  companies.................................................    (78,624)     (130,441)
Interest income.............................................     48,477         2,482
Interest expense............................................   (112,358)      (20,041)
Foreign currency transaction gains (losses), net............     13,966       (10,005)
Gain on sale of wholly-owned subsidiaries...................    313,432         9,097
Gain on issuance of stock by unconsolidated wireless
  operating company.........................................     32,602         3,609
Other income (expense), net.................................      1,913        (3,490)
                                                              ---------     ---------
Income (loss) before income taxes and extraordinary items...     52,109      (201,656)
Income taxes................................................    (47,540)           --
                                                              ---------     ---------
Income (loss) before extraordinary items....................      4,569      (201,656)
Extraordinary loss on early extinguishment of debt..........     (4,737)           --
                                                              ---------     ---------
  Net income (loss).........................................  $    (168)    $(201,656)
                                                              =========     =========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     DOMESTIC BUSINESS

     Prior to March 2000, we did not report any revenues and related cost of revenues from our domestic Cricket business because Chase Telecommunications, which introduced Cricket service in Chattanooga, Tennessee in March 1999 and Nashville, Tennessee in January 2000, was accounted for under the equity method of accounting. Excluding Smartcom, we generated $19.1 million and $9.6 million in service and equipment revenues, respectively, and incurred $13.8 million and $33.1 million of cost of service and cost of equipment, respectively, from our Cricket operations for the period from March 17, 2000 to December 31, 2000.

     During the fourth quarter of 2000, we launched additional Cricket markets, bringing our total covered potential customers to approximately 8 million. We continued to develop a strong network of national, regional and local resellers, which, together with our company-owned Cricket stores, sell the Cricket service and handsets.

     At December 31, 2000, customers of our Cricket service rose to more than 190,000, compared to approximately 22,000 at December 31, 1999. We added over 127,000 customers in the fourth quarter of 2000, many in the month of December due to the launch of four new markets covering approximately 4.0 million potential customers and our offering of rebates and holiday sales promotions. We estimate these rebates and promotions resulted in a reduction of equipment revenues of approximately $3.6 million.

     We calculate cost per gross additional customer (CPGA) by including all distribution costs such as advertising, all marketing and sales expenses including corporate costs, as well as handset subsidies. In the fourth quarter of 2000, our CPGA was approximately $249, including all pre-launch marketing expenses associated with the launch of our new markets as well as holiday promotional activities.

     Excluding Smartcom, selling, general and administrative expenses were $96.3 million and $28.4 million for the years ended December 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses was due primarily to higher expenses associated with the development of new markets in the U.S. and the launch of network service in additional markets. Excluding Smartcom, sales and marketing expenses for the year ended December 31, 2000 totaled $22.6 million and consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses totaled $59.8 million for the year ended December 31, 2000 and included costs for raising capital, business development including acquiring spectrum licenses, government relations, public reporting and investor relations, legal expenses and developing our wireless data services businesses. In addition, we incurred stock-based compensation expense of $13.9 million related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. We expect that selling, general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in additional U.S. markets and the development and launch of our wireless data services.

     Excluding Smartcom, depreciation and amortization was $14.5 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively. The increase in depreciation and amortization was due primarily to the consolidation of Chase Telecommunications from March 2000, network construction expenditures and wireless licenses being placed in service in conjunction with market launches, as well as amortization of goodwill associated with our June 2000 purchase of the remaining interest in Cricket Communications Holdings that we did not already own.

     Excluding Smartcom, our operating loss was $129.2 million and $29.0 million for the years ended December 31, 2000 and 1999, respectively. The increase in operating loss primarily reflected the consolidation of Chase Telecommunications from March 2000 and the increase in market development and launch costs in the U.S. We expect substantial growth in customers, operating revenues and operating expenses as a result of the planned development and launch of Cricket service in additional U.S. markets.

     During the year ended December 31, 2000, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and to Chase Telecommunications prior to March 2000. During the corresponding period of the prior year, our share of the net loss of and write-down of investments in and loan receivable from unconsolidated wireless operating companies also included Smartcom prior to June 1999 (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which were largely written-down or liquidated.

     Excluding Smartcom, our interest income was $48.4 million and $2.1 million for the years ended December 31, 2000 and 1999, respectively. The increase in interest income related to increased balances of our cash and cash equivalents and investments received from our equity offering and units offering in February 2000, and cash and notes receivable related to the sale of Smartcom in June 2000.

     Excluding Smartcom, our interest expense was $103.2 million and $14.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering and to vendor financing of our wireless networks. We expect interest expense to increase substantially in the future due to our expected additional borrowings used to finance the construction of wireless networks in various markets across the U.S.

     Foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

     Gain on sale of subsidiary of $313.4 million reflects our June 2000 sale of Smartcom, before related income tax effects of $34.5 million. In addition to the taxes payable on this gain, we incurred an additional $13.0 million in income taxes related to interest income and foreign exchange gains earned by our Chilean holding company on U.S. dollar cash balances and notes receivable from the sale.

     Gain on issuance of stock by unconsolidated wireless operating company reflects reductions in our share of Pegaso's accumulated losses as a result of decreases in our percentage ownership interest of Pegaso. In July 1999, several of the other investors contributed $50.0 million to Pegaso. In April 2000, Sprint PCS invested $200 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. In August 2000, several other existing investors contributed $50.0 million to Pegaso.

     Included in the year ended December 31, 2000, in connection with the repayment of our credit agreement with Qualcomm in February 2000, we wrote-off and reported as an extraordinary loss $4.4 million in related unamortized debt issuance costs.

     CONSOLIDATION OF SMARTCOM

     As a direct result of the consolidation of Smartcom, we recorded $21.5 million and $0.1 million of additional service and equipment revenues, respectively, $7.0 million and $21.8 million of additional cost of service and cost of equipment, respectively, $21.0 million of additional selling, general and administrative expenses, $10.0 million of additional depreciation and amortization, $9.0 of additional net interest expense, $10.8 million of additional foreign currency transaction gains and $0.3 million of additional net other income, in each case for the year ended December 31, 2000. As a direct result of the consolidation of Smartcom, we recorded $9.2 million and $0.3 million of additional service and equipment revenues, respectively, $3.3 million and $7.9 million of additional cost of service and cost of equipment, respectively, $11.9 million of additional selling, general and administrative expenses, $10.3 million of additional depreciation and amortization, $5.4 million of additional net interest expense, $10.0 million of additional foreign currency transaction gains and $0.1 million of additional net other expense, in each case for the year ended December 31, 1999.

FOUR MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FOUR MONTHS ENDED DECEMBER 31, 1998

     We incurred a net loss of $75.8 million during the four month period ended December 31, 1999 compared to a net loss of $26.1 million in the corresponding period of the prior year. The increase related primarily to the costs associated with the launch of network service in new markets. Pegaso launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. In addition, in November 1999 we re-launched service in Chile under a new brand name and corporate identity. As a result, total customers on our networks reached approximately 206,000 customers at December 31, 1999 (22,000 in the U.S., 78,000 in Chile and 106,000 in Mexico), compared to a total customer base of approximately 23,000 customers at December 31, 1998.

     As a direct result of the consolidation of Smartcom, we recorded $6.6 million of operating revenues, $10.2 million of cost of operating revenues, $9.9 million of additional selling, general and administrative expenses, $6.7 million of additional depreciation and amortization, $4.7 million of additional net interest expense, and $8.2 million of foreign currency transaction losses during the four month period ended December 31, 1999. Smartcom's net loss of $33.1 million recognized during the four month period ended December 31, 1999, compared to $4.5 million that we recognized under the equity method for our 50% interest in the corresponding period of the prior year. During the four months ended December 31, 1998, we did not report any operating revenues because all of our revenue generating operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the four months ended December 31, 1998.

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

     We incurred an operating loss of $29.7 million during the four month period ended December 31, 1999 compared to an operating loss of $5.5 million in the corresponding period of the prior year. The $24.2 million increase primarily reflected the consolidation of Smartcom.

     Equity in net loss of unconsolidated wireless operating companies was $23.1 million during the four month period ended December 31, 1999 compared to $19.9 million in the corresponding period of the prior year. During the four months ended December 31, 1999, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications. During the corresponding period of the prior year, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom (prior to Leap's acquisition of the remaining 50 percent interest) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation. Despite these changes, equity in net loss of unconsolidated wireless operating companies increased as a result of the costs associated with the launch of Pegaso's service and the expansion of Cricket services by Chase Telecommunications.

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

YEAR ENDED AUGUST 31, 1999 COMPARED TO YEAR ENDED AUGUST 31, 1998

     We incurred a net loss of $164.6 million in the year ended August 31, 1999 compared to a net loss of $46.7 million in the year ended August 31, 1998. The increase resulted primarily from start-up costs associated with our unconsolidated wireless operating companies. Our equity in net loss of unconsolidated wireless operating companies was $100.3 million in the year ended August 31, 1999. In addition, in the year ended August 31, 1999, we recorded a write-down of equity investments of $27.2 million, interest expense of $10.4 million, foreign currency transaction losses of $7.2 million, a gain on the sale of a wholly-owned subsidiary of $9.1 million and a gain on issuance of stock by an unconsolidated wireless operating company of $3.6 million.

     As a direct result of the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999, we recorded $3.9 million of operating revenues, $3.8 million of cost of operating revenues, $4.5 million of additional selling, general and administrative expenses, $5.3 million of additional depreciation and amortization, $2.9 million of additional interest expense, and $7.2 million of foreign currency transaction losses. Smartcom's full consolidation increased our net operating loss in the year ended August 31, 1999 by $9.9 million. During the prior year, we did not report any operating revenues because all of our operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the prior year.

     We incurred $28.7 million of selling, general and administrative expenses in the year ended August 31, 1999 compared to $23.9 million in the year ended August 31, 1998. The increase resulted from the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999. Excluding Smartcom, selling, general and administrative expenses remained relatively flat.

     We incurred an operating loss of $34.5 million in the year ended August 31, 1999 compared to an operating loss of $23.9 million in the year ended August 31, 1998. The $10.6 million increase primarily reflected the consolidation of Smartcom in the fourth quarter of the year ended August 31, 1999.

     Equity in net loss of unconsolidated wireless operating companies was $100.3 million in the year ended August 31, 1999 compared to $23.1 million in the year ended August 31, 1998. The significant increase in our share of the net loss of our unconsolidated wireless operating companies related primarily to the expenditures they incurred in launching their network services, including marketing and other expenses, and the amortization of their capitalized network costs. Smartcom, accounted for under the equity method until the fourth quarter of 1999, launched nationwide service in September 1998. Pegaso launched operations in Tijuana, Guadalajara and Monterrey from February through September 1999. Chase Telecommunications launched its traditional wireless service in the U.S. in September 1998 and re-launched service utilizing Leap's Cricket wireless concept in March 1999. Equity in net loss of unconsolidated wireless operating companies included a $16.9 million asset impairment charge in the year ended August 31, 1999 as a result of the satellite failures experienced by one of our former Russian investments.

     We recorded an aggregate $27.2 million write-down in the fourth quarter of the year ended August 31, 1999, related to our former Russian investments, reducing the carrying value of these investments to the liquidation proceeds we expect to receive.

     Interest expense in the year ended August 31, 1999 related primarily to borrowings under our credit agreement with Qualcomm and the consolidation of $2.9 million of Smartcom interest expense in the fourth quarter of the year ended August 31, 1999. Smartcom's interest expense related primarily to the financing of its wireless communications network. We did not incur any interest expense during the year ended August 31, 1998.

     Foreign currency transaction losses of $7.2 million in the year ended August 31, 1999 reflected unrealized foreign exchange losses recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso during the fourth quarter of the year ended August 31, 1999.

     Gain on sale of wholly-owned subsidiary of $9.1 million in the year ended August 31, 1999 resulted from our sale of OzPhone Pty. Ltd., our former Australian subsidiary. OzPhone held wireless licenses but had not initiated service.

     Gain on issuance of stock by unconsolidated wireless operating company of $3.6 million in the year ended August 31, 1999 reflects a reduction in our share of Pegaso's accumulated losses as a result of a decrease in our percentage ownership of Pegaso. In July 1999, several of the other investors contributed $50.0 million to Pegaso.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the year 2001, we have budgeted a total of approximately $1,817.1 million for the following requirements:

     - approximately $850.0 million for capital expenditures for the buildout of our networks and approximately $300.0 million to fund operating losses;

     - approximately $649.4 million in connection with our pending acquisitions of wireless licenses; and

     - approximately $17.7 million for general corporate overhead and other expenses.

     Interest under our senior notes, senior discount notes and vendor facilities is either deferred and added to principal or otherwise paid from our restricted cash and restricted investment accounts. Our actual expenditures may vary significantly depending upon whether we purchase additional wireless licenses, the progress of the buildout of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

     As of December 31, 2000, we had a total of approximately $2,099.6 million in unused capital resources for our future cash needs as follows:

     - approximately $635.1 million in consolidated unrestricted cash, cash equivalents, investments and deposits on hand;

     - approximately $102.2 million of proceeds (net of taxes and reserves) from the notes receivable received from the sale of Smartcom; and

     - approximately $1,362.3 million in commitments (net of capitalized interest) under vendor financing arrangements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc., with availability based on a ratio of the total amounts of products and services purchased.

     In addition, in January 2001 we entered into a secured loan agreement with Qualcomm for up to approximately $125 million to support our acquisition of C-Block and F-Block wireless licenses in the FCC's recent broadband PCS auction that closed on January 26, 2001. We also received $55 million from the sale of common stock to Acqua Wellington North American Equities Fund, Ltd. under a common stock purchase agreement with Acqua Wellington we entered into in December 2000.

     According to our estimates, we believe we have sufficient capital resources to build and launch networks and fund operating losses in markets with approximately 36 million total potential customers. Our networks in these markets are expected to cover approximately 24 million potential customers. If we launch additional markets, invest in any new voice or data services or ventures or make additional license purchases for cash, we will need to raise substantial additional capital.

     Although we expect some of our markets to be cash flow positive during 2001, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to build out our networks and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements. We plan to refinance our vendor indebtedness when market conditions are attractive. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors, some of which may be beyond our control. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

     We expect that we will require significant additional financing over the next several years to substantially complete the buildout of our planned wireless networks in the U.S., the planned acquisition of additional licenses and the buildout of markets related to those additional licenses. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up wireless communications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring other public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

     In February 2000, we completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions and other offering expenses, we received $330.0 million.

     In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended) allowed the first sale of common stock under the agreement to be up to $55.0 million. On January 23, 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS

     Units Offering. In February 2000, we completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (Senior Note) and one warrant to purchase our common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (Senior Discount Note) and one warrant to purchase our common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants issued in the units offering are exercisable for an aggregate of 2,829,854 shares of our common stock at an exercise price of $96.80 per share from February 23, 2001 to prior to April 15, 2010. The terms and conditions of the warrants are more fully described in the warrant agreement for the warrants, which is filed as an exhibit to our Annual Report on Form 10-K.

     Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. We may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, Leap may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings. The terms of the notes include certain covenants that restrict Leap's ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed as an exhibit to our Annual Report on Form 10-K.

     Vendor Financing. Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. for the purchase of network infrastructure products and services and the financing of these purchases plus additional working capital. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings by Cricket Communications. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services, and a related credit facility that permits up to $525.0 million in total borrowings. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services, and a related credit facility with Ericsson Credit AB that permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million.

     Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor. Each of the credit agreements contain various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel Agreement) and other financial ratio tests. The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facilities, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. We plan to refinance these loans when market conditions are attractive; however, we may not be able to refinance these loans at that time. At December 31, 2000, Cricket Communications had $378.7 million outstanding under the vendor credit agreements, at a weighted-average interest rate of 10.88%. In addition, at December 31, 2000, we had amounts payable to the vendors that will be financed under the vendor credit agreements of $34.0 million, which have been included in other long-term liabilities.

     Because Leap's new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap has received waivers of its failure to meet this revenue target from all of the required lenders. We expect to make up this revenue shortfall and to be in compliance with the revenue covenant by the end of the first quarter of 2001. There can be no assurance that additional delays in market launches and/or other adverse results in our business will not result in a failure to meet our financial or operating covenants in the future.

     Qualcomm Term Loan. In January 2001, we entered into a secured loan agreement with Qualcomm under which Qualcomm will loan to us approximately $125.0 million to finance our acquisition of wireless licenses in the FCC's broadband PCS auction completed in January 2001. Qualcomm has agreed to fund borrowings under the agreement by the transfer to us of an FCC auction discount voucher, or, at Qualcomm's option, cash. Under the terms of the agreement, we must repay the outstanding principal and accrued interest to Qualcomm in a single payment no later than five years after the date of the initial borrowing. The loan is subject to mandatory prepayments in certain circumstances, including as a result of our receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by Leap or its subsidiaries (other than certain excluded issuances such as equipment vendor financing, and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). The loan bears interest at a variable rate depending on the collateral we provide. We expect this rate to be at LIBOR plus 7.5%. As security for the loan, we have agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses acquired in the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loan. The loan is subject to the same covenants that are contained in the Indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

     Debt Obligations to the FCC. We have assumed $93.0 million ($84.5 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses from January to December 2000 and assumed in the acquisition of the assets of Chase Telecommunications Holdings. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to us at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

     Pegaso Guarantee. In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, Leap has received an option to subscribe for and purchase limited voting series "N" treasury shares of Pegaso. The number of shares that may be purchased by Leap under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series "N" treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. At December 31, 2000, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of our guarantee was not increased.

OPERATING ACTIVITIES

     We used $166.4 million in cash for operating activities during the year ended December 31, 2000 compared to $52.2 million in the corresponding period of the prior year. The increase was primarily attributable to the increase in operating expenses associated with the launch of network service in additional markets in the U.S. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. markets.

     We used $31.6 million in cash for operating activities during the four-month period ended December 31, 1999, compared to $13.5 million in the corresponding period of the prior year. The increase was primarily attributable to our net loss, as well as the effect of the full consolidation of Smartcom.

     We used $34.1 million in cash for operating activities in the year ended August 31, 1999, compared to $18.4 million in the year ended August 31, 1998. Cash used in operating activities in the year ended August 31, 1999 included $8.5 million attributable to the consolidation of Smartcom during the fourth quarter.

INVESTING ACTIVITIES

     Cash used in investing activities was $225.6 million during the year ended December 31, 2000 compared to $96.0 million in the corresponding period of the prior year. Investments during the year ended December 31, 2000 consisted primarily of $44.9 million of net restricted cash equivalents and investments, which have been pledged to provide for the payment of the first seven scheduled interest payments on the senior notes payable through April 2003, the net purchase of investments of $204.4 million, the purchase of wireless licenses totaling $94.2 million, capital expenditures of $72.2 million, and loans to unconsolidated wireless operating companies of $18.5 million, offset by $210.1 million of net proceeds from the sale of Smartcom and $4.3 million of proceeds from the liquidation of our Russian investee companies. Investments in the corresponding prior year consisted primarily of loans and advances of $40.4 to our operating companies, the acquisition of the remaining 50% interest in Smartcom for $26.9 million (net of cash acquired), and the purchase of wireless licenses totaling $19.0 million, offset by $16.0 million of proceeds received from the liquidation of our Russian investee companies. In 2001, we expect to make significant investments in capital assets, including network infrastructure and wireless licenses.

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

     Cash used in investing activities was $158.3 million in the year ended August 31, 1999, compared to $140.7 million in the year ended August 31, 1998. Significant investments in the year ended August 31, 1999 consisted of $124.5 million of investments in and loans to our unconsolidated operating companies (of which $71.4 million was made before we began to operate as an independent company), $28.0 million for our acquisition of the remaining shares of Smartcom, and $18.7 million for U.S. license acquisitions. Cash used in investing activities was partially offset by $16.0 million provided from the sale of our OzPhone subsidiary. Substantially all investments in the year ended August 31, 1998 consisted of investments in and loans to our operating companies.

FINANCING ACTIVITIES

     Cash provided by financing activities during the year ended December 31, 2000 was $701.3 million and consisted primarily of proceeds from our public equity offering and units offering and loans from equipment vendors and banks totaling $964.8 million, offset by repayment of our credit agreements with Qualcomm and banks totaling $248.2 million. Cash provided by financing activities in the prior year ended December 31, 1999 was $161.2 million, primarily from borrowings under our credit agreement with Qualcomm.

     Cash provided by financing activities during the four month period ended December 31, 1999 consisted primarily of proceeds from our borrowings under the credit agreement with Qualcomm of $63.4 million. Cash provided by financing activities in the corresponding period of the prior year was $118.7 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm's stockholders in September 1998, and $23.3 million of borrowings under the Qualcomm credit agreement. Cash provided by financing activities during the year ended August 31, 1999 amounted to $216.5 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities before the distribution of our common stock to Qualcomm's stockholders in September 1998 and $111.1 million of net borrowings under the credit agreement with Qualcomm after the distribution. Cash provided by financing activities during the year ended August 31, 1998 amounted to $159.1 million, substantially all of which represented funding from Qualcomm.

INFLATION

     Inflation has had and may continue to have negative effects on the economies and securities markets of emerging market countries and could have negative effects on our foreign subsidiaries and any new start-up projects in foreign countries, including their ability to obtain financing. Mexico, for example, has periodically experienced relatively high rates of inflation. We expect that our foreign subsidiaries, where permitted and subject to competitive pressures, would increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the wireless license, they may not successfully mitigate the impact of inflation on their operations.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our year ending December 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Fluctuation and Foreign Exchange Market Risk. We report our financial statements in U.S. dollars. Pegaso reports its results in Mexican pesos. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the Mexican peso may affect our results of operations as well as the value of our ownership interest in Pegaso. Generally, Pegaso generates revenues that are paid in Mexican pesos, but its major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Mexican peso could result in a significant increase in its expenses and could have a material adverse effect on Pegaso and on us. In some emerging markets, including Mexico, significant devaluations of the local currency have occurred and may occur again in the future.

     Leap has accrued for taxes payable to the Chilean government denominated in Chilean pesos related to its June 2000 sale of Smartcom. This liability is subject to the effects of currency fluctuations that may affect reported earnings and losses. A significant depreciation in the value of the U.S. dollar against the Chilean peso could result in a significant increase in our consolidated expenses. As of December 31, 2000, this liability amounted to approximately $29.7 million. Our results of operations would be negatively impacted by approximately $3.3 million if the U.S. dollar was to depreciate against the Chilean peso by 10%. This hypothetical amount is only suggestive of the effect of currency fluctuations on our results of operations. This liability is due and payable by no later than April 2001.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of December 31, 2000, the principal amounts of our variable rate long-term debt obligations amounted to approximately $377.6 million. An increase of 10% in interest rates would increase our interest expense for the year 2001 by approximately $4.1 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the year 2001.

     Hedging Policy. As required by our vendor loan agreements, Leap will maintain hedging agreements which fix or limit the interest cost to Cricket Communications and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. Other than this, Leap does not have a policy to systematically hedge against foreign currency exchange rate or interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for each of the two years in the period ended August 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
February 28, 2001

                       LEAP WIRELESS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
ASSETS
Cash and cash equivalents...................................  $  338,878    $  44,109
Restricted cash equivalents and short-term investments......      13,575       20,550
Short-term investments......................................     199,106           --
Accounts receivable, net....................................          --        2,742
Inventories.................................................       9,032        4,329
Notes receivable, net.......................................     138,907           --
Other current assets........................................      12,746       15,411
                                                              ----------    ---------
     Total current assets...................................     712,244       87,141
Property and equipment, net.................................     430,193      113,059
Investments in and loans receivable from unconsolidated
  wireless operating companies..............................      34,691       85,878
Wireless licenses, net......................................     265,635       56,484
Goodwill and other intangible assets, net...................      30,297       14,991
Restricted investments......................................      51,896           --
Deposits and other assets...................................     122,451        3,212
                                                              ----------    ---------
     Total assets...........................................  $1,647,407    $ 360,765
                                                              ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $   58,735    $  19,097
Loans payable to banks......................................          --       17,683
Other current liabilities...................................      65,690           --
                                                              ----------    ---------
     Total current liabilities..............................     124,425       36,780
Long-term debt..............................................     897,878      303,818
Other long-term liabilities.................................      41,846        9,275
                                                              ----------    ---------
     Total liabilities......................................   1,064,149      349,873
                                                              ----------    ---------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares; $.0001
     par value, no shares issued and outstanding............          --           --
  Common stock -- authorized 300,000,000 shares; $.0001 par
     value, 28,348,694 and 20,039,556 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................           3            2
  Additional paid-in capital................................     893,401      292,933
  Unearned stock-based compensation.........................     (10,019)          --
  Accumulated deficit.......................................    (302,898)    (277,720)
  Accumulated other comprehensive income (loss).............       2,771       (4,323)
                                                              ----------    ---------
     Total stockholders' equity.............................     583,258       10,892
                                                              ----------    ---------
     Total liabilities and stockholders' equity.............  $1,647,407    $ 360,765
                                                              ==========    =========

          See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                 SEPTEMBER 1,
                                                 YEAR ENDED         1999 TO        YEAR ENDED AUGUST 31,
                                                DECEMBER 31,     DECEMBER 31,      ----------------------
                                                    2000             1999             1999        1998
                                                ------------   -----------------   ----------   ---------
Revenues:
  Service revenues............................   $  40,599         $  6,733        $   3,619    $     --
  Equipment revenues..........................       9,718               39              288          --
                                                 ---------         --------        ---------    --------
          Total revenues......................      50,317            6,772            3,907          --
                                                 ---------         --------        ---------    --------
Operating expenses:
  Cost of service.............................     (20,821)          (2,409)          (1,355)         --
  Cost of equipment...........................     (54,883)          (7,760)          (2,455)         --
  Selling, general and administrative
     expenses.................................    (117,349)         (19,344)         (28,745)    (23,888)
  Depreciation and amortization...............     (24,563)          (6,926)          (5,824)         --
                                                 ---------         --------        ---------    --------
          Total operating expenses............    (217,616)         (36,439)         (38,379)    (23,888)
                                                 ---------         --------        ---------    --------
  Operating loss..............................    (167,299)         (29,667)         (34,472)    (23,888)
Equity in net loss of and write-down of
  investments in and loan receivable from
  unconsolidated wireless operating
  companies...................................     (78,624)         (23,077)        (127,542)    (23,118)
Interest income...............................      48,477              764            2,505         273
Interest expense..............................    (112,358)         (12,283)         (10,356)         --
Foreign currency transaction gains (losses),
  net.........................................      13,966           (8,247)          (7,211)         --
Gain on sale of wholly-owned subsidiaries.....     313,432               --            9,097          --
Gain on issuance of stock by unconsolidated
  wireless operating company..................      32,602               --            3,609          --
Other income (expense), net...................       1,913           (3,336)            (243)         --
                                                 ---------         --------        ---------    --------
Income (loss) before income taxes and
  extraordinary items.........................      52,109          (75,846)        (164,613)    (46,733)
Income taxes..................................     (47,540)              --               --          --
                                                 ---------         --------        ---------    --------
Income (loss) before extraordinary items......       4,569          (75,846)        (164,613)    (46,733)
Extraordinary loss on early extinguishment of
  debt........................................      (4,737)              --               --          --
                                                 ---------         --------        ---------    --------
          Net loss............................   $    (168)        $(75,846)       $(164,613)   $(46,733)
                                                 =========         ========        =========    ========
Basic net income (loss) per common share:
  Income (loss) before extraordinary items....   $    0.18         $  (4.01)       $   (9.19)   $  (2.65)
  Extraordinary loss..........................       (0.19)              --               --          --
                                                 ---------         --------        ---------    --------
          Net loss............................   $   (0.01)        $  (4.01)       $   (9.19)   $  (2.65)
                                                 =========         ========        =========    ========
Diluted net income (loss) per common share:
  Income (loss) before extraordinary items....   $    0.14         $  (4.01)       $   (9.19)   $  (2.65)
  Extraordinary loss..........................       (0.15)              --               --          --
                                                 ---------         --------        ---------    --------
          Net loss............................   $   (0.01)        $  (4.01)       $   (9.19)   $  (2.65)
                                                 =========         ========        =========    ========
Shares used in per share calculations:
  Basic.......................................      25,398           18,928           17,910      17,648
                                                 =========         ========        =========    ========
  Diluted.....................................      32,543           18,928           17,910      17,648
                                                 =========         ========        =========    ========

          See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              PERIOD FROM
                                                             YEAR ENDED    SEPTEMBER 1, 1999   YEAR ENDED AUGUST 31,
                                                            DECEMBER 31,    TO DECEMBER 31,    ----------------------
                                                                2000             1999            1999         1998
                                                            ------------   -----------------   ---------   ----------
Operating activities:
  Net loss................................................   $    (168)        $(75,846)       $(164,613)  $  (46,733)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.........................      24,563            6,926            5,824           --
    Gain on sale of wholly-owned subsidiaries.............    (313,432)              --           (9,097)          --
    Gain on issuance of stock by unconsolidated wireless
       operating company..................................     (32,602)              --           (3,609)          --
    Extraordinary loss on early extinguishment of debt....       4,737               --               --           --
    Equity in net loss of and write-down of investments in
       and loan receivable from unconsolidated wireless
       operating companies................................      78,624           23,077          127,542       23,118
    Interest accrued to loans receivable and payable,
       net................................................      83,910            7,023            8,251         (273)
    Stock-based compensation..............................      13,946               --               --           --
    Other.................................................      (3,065)            (381)            (386)          --
    Changes in assets and liabilities, net of effects of
       acquisitions:
       Accounts receivable, net...........................       2,742             (491)          (1,203)          --
       Inventories........................................      (7,969)              25            1,873           --
       Deposits and other assets..........................    (112,729)           2,194           (6,588)          --
       Accounts payable and accrued liabilities...........      47,436              493            9,671        5,510
       Other liabilities..................................      47,630            5,410           (1,770)          --
                                                             ---------         --------        ---------   ----------
         Net cash used in operating activities............    (166,377)         (31,570)         (34,105)     (18,378)
                                                             ---------         --------        ---------   ----------
Investing activities:
  Purchase of property and equipment......................     (72,245)          (4,568)          (3,935)          --
  Investments in and loans to unconsolidated wireless
    operating companies...................................     (18,533)          (2,744)        (124,471)    (133,904)
  Acquisitions, net of cash acquired......................      (5,802)              --          (26,942)        (564)
  Purchase of wireless licenses...........................     (94,153)              --          (19,009)      (6,274)
  Net proceeds from disposal of subsidiaries..............     214,455               --           16,024           --
  Purchase of investments.................................    (332,987)              --               --           --
  Sale and maturity of investments........................     128,540               --               --           --
  Restricted cash equivalents and investments, net........     (44,921)         (20,500)              --           --
                                                             ---------         --------        ---------   ----------
         Net cash used in investing activities............    (225,646)         (27,812)        (158,333)    (140,742)
                                                             ---------         --------        ---------   ----------
Financing activities:
  Proceeds from issuance of senior and senior discount
    notes.................................................     550,102               --               --           --
  Proceeds from loans payable to banks and long-term
    debt..................................................      59,324           61,650          135,304        9,000
  Repayment of loans payable to banks and long-term
    debt..................................................    (248,204)              --          (17,500)          --
  Issuance of common stock................................     341,949            1,721            3,404           --
  Payment of debt financing costs.........................     (15,222)              --               --           --
  Former parent company's investment......................          --               --           95,268      150,120
  Book overdraft..........................................      13,386               --               --           --
                                                             ---------         --------        ---------   ----------
         Net cash provided by financing activities........     701,335           63,371          216,476      159,120
                                                             ---------         --------        ---------   ----------
Effect of exchange rate changes on cash and cash
  equivalents.............................................      (8,998)           7,210            2,177           --
Effect of change in foreign company reporting lag on cash
  and cash equivalents....................................      (5,545)           6,695               --           --
                                                             ---------         --------        ---------   ----------
Net increase in cash and cash equivalents.................     294,769           17,894           26,215           --
Cash and cash equivalents at beginning of period..........      44,109           26,215               --           --
                                                             ---------         --------        ---------   ----------
Cash and cash equivalents at end of period................   $ 338,878         $ 44,109        $  26,215   $       --
                                                             =========         ========        =========   ==========

          See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                       ACCUMULATED
                                                                              FORMER                                      OTHER
                                            COMMON STOCK       ADDITIONAL     PARENT       UNEARNED                   COMPREHENSIVE
                                         -------------------    PAID-IN     COMPANY'S    STOCK-BASED    ACCUMULATED      INCOME
                                           SHARES     AMOUNT    CAPITAL     INVESTMENT   COMPENSATION     DEFICIT        (LOSS)
                                         ----------   ------   ----------   ----------   ------------   -----------   -------------
Balance at August 31, 1997.............          --    $--      $     --    $  47,478      $     --      $  (5,550)      $    60
  Components of comprehensive loss:
    Net loss...........................          --     --            --           --            --        (46,733)           --
    Foreign currency translation
      adjustment.......................          --     --            --           --            --             --        (2,412)
      Total comprehensive loss.........
  Transfers from former parent.........          --     --            --      150,120            --             --            --
                                         ----------    ---      --------    ---------      --------      ---------       -------
Balance at August 31, 1998.............          --     --            --      197,598            --        (52,283)       (2,352)
  Components of comprehensive loss:
    Net loss...........................          --     --            --           --            --       (164,613)           --
    Foreign currency translation
      adjustment.......................          --     --            --           --            --             --        (1,043)
      Total comprehensive loss.........
  Transfers from former parent.........          --     --            --       95,268            --             --            --
  Distribution by former parent (Note
    1).................................  17,647,685      2       292,864     (292,866)           --             --            --
  Repurchase of warrant................          --     --        (5,355)          --            --             --            --
  Issuance of common stock.............     723,289     --         2,356           --            --             --            --
  Effect of subsidiary and
    unconsolidated wireless operating
    company equity transactions........          --     --         1,324           --            --             --            --
                                         ----------    ---      --------    ---------      --------      ---------       -------
Balance at August 31, 1999.............  18,370,974      2       291,189           --            --       (216,896)       (3,395)
  Components of comprehensive loss:
    Net loss...........................          --     --            --           --            --        (75,846)           --
    Foreign currency translation
      adjustment.......................          --     --            --           --            --             --          (928)
      Total comprehensive loss.........
  Issuance of common stock.............   1,668,582     --         1,744           --            --             --            --
  Effect of change in foreign company
    reporting lag (Note 2).............          --     --            --           --            --         15,022            --
                                         ----------    ---      --------    ---------      --------      ---------       -------
Balance at December 31, 1999...........  20,039,556      2       292,933           --            --       (277,720)       (4,323)
  Components of comprehensive loss:
    Net loss...........................          --     --            --           --            --           (168)           --
    Foreign currency translation
      adjustment.......................          --     --            --           --            --             --        (1,271)
    Unrealized holding gains on
      investments, net.................          --     --            --           --            --             --            89
      Total comprehensive loss.........          --     --            --           --            --             --            --
  Issuance of common stock:
    Equity offering (Note 8)...........   4,000,000      1       329,980           --            --             --            --
    Warrants exercised.................   1,015,700     --         3,435           --            --             --            --
    Employee stock options and benefit
      plans............................   1,678,598     --         4,601           --            --             --            --
    Tax benefit from exercise of non-
      qualified options................          --     --         1,426           --            --             --            --
    Acquisitions.......................   1,614,840     --        72,695           --            --             --            --
  Issuance of warrants (Note 6)........          --     --       164,366           --            --             --            --
  Lag period results of Smartcom (Note
    2).................................          --     --            --           --            --        (25,010)           --
  Realization of cumulative translation
    adjustment of Smartcom.............          --     --            --           --            --             --         8,276
  Unearned stock-based compensation....          --     --        24,306           --       (24,306)            --            --
  Amortization of stock-based
    compensation.......................          --     --          (341)          --        14,287             --            --
                                         ----------    ---      --------    ---------      --------      ---------       -------
Balance at December 31, 2000...........  28,348,694    $ 3      $893,401    $      --      $(10,019)     $(302,898)      $ 2,771
                                         ==========    ===      ========    =========      ========      =========       =======


                                           TOTAL
                                         ---------
Balance at August 31, 1997.............  $  41,988
  Components of comprehensive loss:
    Net loss...........................    (46,733)
    Foreign currency translation
      adjustment.......................     (2,412)
                                         ---------
      Total comprehensive loss.........    (49,145)
                                         ---------
  Transfers from former parent.........    150,120
                                         ---------
Balance at August 31, 1998.............    142,963
  Components of comprehensive loss:
    Net loss...........................   (164,613)
    Foreign currency translation
      adjustment.......................     (1,043)
                                         ---------
      Total comprehensive loss.........   (165,656)
                                         ---------
  Transfers from former parent.........     95,268
  Distribution by former parent (Note
    1).................................         --
  Repurchase of warrant................     (5,355)
  Issuance of common stock.............      2,356
  Effect of subsidiary and
    unconsolidated wireless operating
    company equity transactions........      1,324
                                         ---------
Balance at August 31, 1999.............     70,900
  Components of comprehensive loss:
    Net loss...........................    (75,846)
    Foreign currency translation
      adjustment.......................       (928)
                                         ---------
      Total comprehensive loss.........    (76,774)
                                         ---------
  Issuance of common stock.............      1,744
  Effect of change in foreign company
    reporting lag (Note 2).............     15,022
                                         ---------
Balance at December 31, 1999...........     10,892
  Components of comprehensive loss:
    Net loss...........................       (168)
    Foreign currency translation
      adjustment.......................     (1,271)
    Unrealized holding gains on
      investments, net.................         89
                                         ---------
      Total comprehensive loss.........     (1,350)
                                         ---------
  Issuance of common stock:
    Equity offering (Note 8)...........    329,981
    Warrants exercised.................      3,435
    Employee stock options and benefit
      plans............................      4,601
    Tax benefit from exercise of non-
      qualified options................      1,426
    Acquisitions.......................     72,695
  Issuance of warrants (Note 6)........    164,366
  Lag period results of Smartcom (Note
    2).................................    (25,010)
  Realization of cumulative translation
    adjustment of Smartcom.............      8,276
  Unearned stock-based compensation....         --
  Amortization of stock-based
    compensation.......................     13,946
                                         ---------
Balance at December 31, 2000...........  $ 583,258
                                         =========

          See accompanying notes to consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

THE COMPANY AND NATURE OF BUSINESS

     Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the "Company" or "Leap") is a wireless communications carrier that offers digital wireless service in the United States under the brand "Cricket." Cricket service is operated by the Company's wholly-owned subsidiary, Cricket Communications, Inc. ("Cricket Communications"), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"). Under a license from Leap, Chase Telecommunications, Inc. ("Chase Telecommunications"), a company that Leap acquired in March 2000, introduced the Cricket service in Chattanooga, Tennessee in March 1999 (see Note 3). Leap has introduced Cricket service in additional markets in the United States in 2000 and plans to introduce Cricket service in additional markets in the United States in 2001 and beyond. The Company also has a 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"), a Mexican corporation which operates a wireless network in Mexico. From April 1999 to June 2, 2000, the Company owned 100% of Smartcom, S.A. ("Smartcom"), a Chilean corporation which operates a nationwide wireless network in Chile (see
Note 3).

THE DISTRIBUTION

     The Company was incorporated in Delaware on June 24, 1998 as a wholly-owned subsidiary of Qualcomm Incorporated ("Qualcomm"). On September 23, 1998 (the "Distribution Date"), Qualcomm distributed all of the outstanding shares of common stock of the Company to Qualcomm's stockholders as a taxable dividend (the "Distribution"). Following the Distribution, the Company and Qualcomm operate as independent companies. Qualcomm transferred to the Company its equity interests in certain operating companies. Qualcomm also transferred to the Company cash and its right to receive payment from working capital and other loans Qualcomm made to the operating companies, as well as other miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by Qualcomm to the Company in connection with the Distribution was approximately $236.0 million. The consolidated financial statements reflect the Company as if it were a separate entity for all periods presented.

CHANGE IN YEAR END

     On July 31, 2000, the Board of Directors of the Company elected to change the Company's fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year ended on December 31, 2000. As a result of the change in year end, the Company issued consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

FINANCING RISKS

     The Company expects to incur significant operating losses and to generate significant negative cash flow from operations in the future while it continues to launch new markets. There is no guarantee that the Company will be able to generate sufficient cash flows from operations to meet its debt service requirements. As a result, the Company plans to refinance its vendor indebtedness when market conditions are attractive and may also need to obtain additional financing in order to service or extinguish its indebtedness. In addition, the Company will require significant additional financing to complete the buildout of its planned networks, to acquire new licenses and to launch markets related to new licenses. The Company may not be able to obtain additional financing or refinancing on acceptable terms, or at all.

     The Company's revenues in the fourth quarter of 2000 were below the minimum required level contained in the financial covenants in its vendor loan facilities (see Note 6). The Company has received waivers of its failure to meet this revenue target from all of the required lenders. The Company expects to make up this

                       LEAP WIRELESS INTERNATIONAL, INC.

revenue shortfall and to be in compliance with the revenue covenant by the end of the first quarter of 2001. There can be no assurance that delays in market launches or other adverse results in the Company's business will not result in a failure to meet its financial or operating covenants in the future. Any defaults that result in a suspension of further borrowings under the vendor facilities or acceleration of the Company's obligations to repay the outstanding balances under the vendor facilities would have a material adverse effect on its business and its financial condition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Leap and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments in entities in which Leap exercises significant influence but does not control are accounted for using the equity method. To accommodate the different fiscal periods of the Company and its foreign investees, the Company historically recognized its share of net earnings or losses of such foreign companies on a two month lag. In conjunction with the Company's change in fiscal year end, this lag was extended to three months beginning in the period from September 1, 1999 to December 31, 1999. The effect of this change on previously reported amounts was adjusted in accumulated deficit in the period from September 1, 1999 to December 31, 1999.

     The financial statements of Smartcom were consolidated in the Company's financial statements from June 1, 1999 to March 31, 2000 as a result of the Company's acquisition of the remaining 50% of Smartcom that it did not already own in April 1999 and the sale of all the issued and outstanding shares of Smartcom on June 2, 2000. Due to the lag period, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000.

USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION

     The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

                       LEAP WIRELESS INTERNATIONAL, INC.

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2000, the Company's cash and cash equivalents consisted of deposits with banks and investments in money market accounts, commercial paper and U.S. government securities. The Company has not experienced any losses on its cash and cash equivalents.

RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

     Restricted cash equivalents at December 31, 1999 consisted of debt securities with original maturities of three months or less which were pledged to collateralize the Company's obligations under a letter of credit agreement with a bank. Restricted cash equivalents and investments at December 31, 2000 consisted of U.S. government debt securities that have been pledged to provide for the payment of the first seven scheduled interest payments on long-term notes payable and are classified as held-to-maturity and carried at amortized cost, which approximates fair value. At December 31, 2000, the Company's non-restricted investments consisted of government and corporate fixed income securities and commercial paper. While it is the Company's general intent to hold such securities until maturity, management may occasionally sell particular securities prior to maturity. As such, investments are classified as available-for-sale and stated at fair value as determined by the most recent traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on debt and equity securities. Investments at December 31, 2000 consisted of the following (in thousands):

                                                  SHORT-TERM       LONG-TERM
                                                  ----------       ---------
RESTRICTED INVESTMENTS
U.S. government securities.....................    $ 13,575         $51,896
                                                   ========         =======
INVESTMENTS
Commercial paper...............................    $117,297         $    --
Corporate notes................................      28,452           5,341
U.S. government securities.....................      28,070              --
Certificates of deposit........................      14,149              --
Corporate bonds................................       8,131              --
Foreign debt securities........................       3,007              --
                                                   --------         -------
                                                   $199,106         $ 5,341
                                                   ========         =======

As of December 31, 2000, the contractual maturities of debt securities were as follows (in thousands):

                                                      YEARS TO MATURITY
                                                 ----------------------------
                                                 LESS THAN ONE    ONE TO FIVE
                                                 -------------    -----------
Held-to-maturity (restricted investments)......    $ 13,575         $51,896
Available-for-sale.............................    $190,220         $    78

                       LEAP WIRELESS INTERNATIONAL, INC.

     Available-for-sale securities were comprised as follows at December 31, 2000 (in thousands):

                                                               UNREALIZED   UNREALIZED
                                                      COST        GAIN         LOSS      FAIR VALUE
                                                    --------   ----------   ----------   ----------
Debt securities...................................  $190,209      $117         $(28)      $190,298
Certificates of deposit...........................    14,149        --           --         14,149
                                                    --------      ----         ----       --------
                                                    $204,358      $117         $(28)      $204,447
                                                    ========      ====         ====       ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of certain of the Company's financial instruments, including cash equivalents and short-term investments, accounts receivable, notes receivable and accounts payable, approximate fair value due to their short-term maturities. Loans payable to banks, vendors and the U.S. government approximate fair value due to their risk adjusted market rates of interest. The Company's senior notes and senior discount notes had an aggregate estimated market value of $264.1 million at December 31, 2000 compared to an aggregate book value of $437.7 million (see Note 6).

INVENTORIES

     Inventories consist of handsets and accessories not yet placed into service and are stated at the lower of cost or market using the first-in, first-out method.

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

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset's useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are 5 to 15 years for buildings and network infrastructure assets, 3 to 7 years for equipment, which includes furniture and fixtures, and 3 years for computer equipment. Leasehold improvements, which are included in buildings and infrastructure, are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

     The Company's network construction expenditures are recorded as assets under construction until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. At December 31, 2000, the Company had capitalized $3.9 million in interest to property and equipment.

                       LEAP WIRELESS INTERNATIONAL, INC.

WIRELESS LICENSES

     Wireless licenses are recorded at cost and amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. Accumulated amortization related to wireless licenses totaled $1.2 million and $0.7 million at December 31, 2000 and 1999, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over its estimated useful life, generally 20 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of generally 3 years. Accumulated amortization of goodwill and other intangible assets totaled $2.2 million and $0.8 million at December 31, 2000 and 1999, respectively.

LONG-LIVED ASSETS

     The Company assesses potential impairments to its long-lived assets and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations.

DEBT DISCOUNT AND DEFERRED FINANCING COSTS

     Debt discount and deferred financing costs are amortized and recognized as interest expense under the interest method.

REVENUES AND COST OF REVENUES

     Wireless services are provided on a month-to-month basis and are generally billed in advance. The Company does not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company's networks.

     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party resellers are included in inventory until they are sold to and activated by customers. Amounts due from third party resellers for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers.

     Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets and accessories within 30 days of purchase or 30 minutes of usage, whichever occurs first. The Company records an estimate for returns at the time of recognizing revenue. Returns have historically been insignificant.

                       LEAP WIRELESS INTERNATIONAL, INC.

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed as incurred. Advertising costs totaled $3.0 million, $0.2 million and $0.1 million during the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999.

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

INCOME TAXES

     Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method and the conversion of Qualcomm Trust Convertible Preferred Securities. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at the Distribution were outstanding for the periods prior to the Distribution. A reconciliation of weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share is as follows (in thousands):

                                                                  PERIOD FROM
                                                                  SEPTEMBER 1,       YEAR ENDED
                                                   YEAR ENDED       1999 TO          AUGUST 31,
                                                  DECEMBER 31,    DECEMBER 31,    ----------------
                                                      2000            1999         1999      1998
                                                  ------------    ------------    ------    ------
Weighted average shares outstanding -- basic
  earnings per share...........................      25,398          18,928       17,910    17,648
Effect of dilutive securities:                           --              --           --
  Employee stock options.......................       2,985              --           --        --
  Qualcomm warrant.............................       3,980              --           --        --
  Warrant to Chase Telecommunications
     Holdings..................................         103              --           --        --
  Qualcomm Trust Convertible Preferred
     Securities................................          77              --           --        --
                                                     ------          ------       ------    ------
Adjusted weighted average shares outstanding --
  diluted earnings per share...................      32,543          18,928       17,910    17,648
                                                     ======          ======       ======    ======

                       LEAP WIRELESS INTERNATIONAL, INC.

     The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

                                                                     PERIOD FROM
                                                                     SEPTEMBER 1,     YEAR ENDED
                                                      YEAR ENDED       1999 TO        AUGUST 31,
                                                     DECEMBER 31,    DECEMBER 31,    -------------
                                                         2000            1999        1999     1998
                                                     ------------    ------------    -----    ----
Employee stock options.............................     1,214           5,697        5,940    --
Qualcomm warrant...................................        --           4,500        4,500    --
Senior and senior discount unit warrants...........     2,830              --           --    --
Qualcomm Trust Convertible Preferred Securities....        --             925        2,271    --

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

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

NOTE 3. RECENT AND PENDING ACQUISITIONS AND DISPOSITION

CHASE TELECOMMUNICATIONS HOLDINGS

     In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc., including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant now exercisable to purchase 202,566 shares of Leap common stock at an aggregate exercise price of $1.0 million (which had a fair value of $15.3 million at the acquisition date), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million was allocated to property and equipment and other assets and $109.7 million was allocated to intangible assets. Intangible assets consist primarily of wireless licenses that are amortized over their estimated useful lives of 40 years following commencement of commercial service.

                       LEAP WIRELESS INTERNATIONAL, INC.

     Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of September 1, 1998 (in thousands, except per share data):

                                                                      YEAR ENDED
                                                              --------------------------
                                                              DECEMBER 31,    AUGUST 31,
                                                                  2000           1999
                                                              ------------    ----------
Revenues....................................................    $53,288       $   8,296
                                                                =======       =========
Income (loss) before extraordinary items....................    $ 2,811       $(171,192)
                                                                =======       =========
Net loss....................................................    $(1,926)      $(171,192)
                                                                =======       =========
Pro forma basic net loss per common share...................    $ (0.08)      $   (9.56)
                                                                =======       =========
Pro forma diluted net loss per common share.................    $ (0.06)      $   (9.56)
                                                                =======       =========

     The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

CRICKET COMMUNICATIONS HOLDINGS

     On June 15, 2000, through a subsidiary merger, the Company acquired the remaining 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of the Company and Cricket Communications Holdings. Each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and non-assessable share of the Company's common stock. As a result, 1,048,635 shares of the Company's common stock were issued. The Company also assumed Chase Telecommunications Holdings' warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of the Company's common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000 and is being amortized over 20 years. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company's common stock. The Company recorded unearned stock-based compensation of $24.3 million for the excess of the fair value of the Company's common stock on the date of the merger over the exercise price of the options exchanged. Amortization of stock-based compensation amounted to $13.9 million for the year ended December 31, 2000.

WIRELESS LICENSES

     The Company acquired 36 licenses in the federal government's 1999 reauction of broadband PCS spectrum licenses for $18.7 million in cash. From January 2000 through February 2001, the Company completed the purchase of several additional licenses in the United States from various third parties for an aggregate of $99.1 million in cash, 566,205 shares of the Company's common stock with an aggregate fair value at the time of purchase of $26.7 million and the assumption of $13.8 million in debt, net of discount, owed to the Federal Communications Commission ("FCC") related to the licenses. In November 2000, the Company entered into an agreement with CenturyTel, Inc. to purchase wireless licenses in various markets in exchange for $118.7 million in cash and promissory notes in the aggregate face amount of $86.5 million payable with interest at the rate of 10% per annum in quarterly installments with $48.0 million due 90 days after close and the final payment due one year after close. In addition, from January 2000 through February 2001, the Company entered into various agreements with third parties to purchase additional licenses in exchange for cash, shares of common stock and the assumption of FCC debt with an aggregate estimated fair

                       LEAP WIRELESS INTERNATIONAL, INC.

value of $197.6 million as of February 22, 2001, subject to certain adjustments based upon changes in the market value of wireless licenses and the market price of the Company's common stock at the time of closing of some acquisitions. Each of the pending agreements is subject to customary closing conditions, including FCC approval, and may not be closed on schedule or at all. The Company was also the high bidder on 22 wireless licenses in the FCC's broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. The transfer of these licenses to the Company remains subject to FCC approval.

SALE OF SMARTCOM

     On June 2, 2000, the Company completed the sale of all of the issued and outstanding shares of Smartcom to Endesa, S.A. ("Endesa") for gross consideration of $381.5 million, consisting of $156.8 million in cash, three one-year promissory notes totaling $143.2 million, subject to certain post-closing adjustments, the repayment of intercompany debt owed to the Company by Smartcom totaling $53.3 million and the release of cash collateral posted by the Company securing Smartcom indebtedness of $28.2 million. In addition, the Company's loans payable to banks in Chile of $10.3 million and $7.6 million were repaid by the Company. The sale of the Smartcom shares resulted in the removal of approximately $191.4 million of Smartcom liabilities from the Company's consolidated balance sheet. The Company recognized a gain on the sale of $313.4 million before related income tax expense of $34.5 million. One of the promissory notes is subject to a one year right of set-off to secure the indemnification obligations of the Company under the share purchase agreement between the parties. Another of the promissory notes is subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement. The final audit is not yet completed and the Company is in discussions with Endesa concerning a potential adjustment, which it does not expect to be material. In February 2001, the Company sold the third note which had an original principal amount of $58.2 million to a third party for $60.7 million including accrued interest. Each of the two remaining promissory notes matures on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually.

     Unaudited pro forma results of operations are provided to reflect the acquisition of substantially all of the assets of Chase Telecommunications Holdings and the sale of Smartcom as if they had occurred as of September 1, 1998 (in thousands, except per share data):

                                                                      YEAR ENDED
                                                              --------------------------
                                                              DECEMBER 31,    AUGUST 31,
                                                                  2000           1999
                                                              ------------    ----------
Revenues....................................................   $  31,642      $   4,389
                                                               =========      =========
Loss before extraordinary items.............................   $(228,522)     $(135,450)
                                                               =========      =========
Net loss....................................................   $(232,944)     $(135,450)
                                                               =========      =========
Pro forma basic and diluted net loss per common share.......   $   (9.17)     $   (7.56)
                                                               =========      =========

     The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition and the sale occurred on the date indicated, or which may result in the future.

NOTE 4. INVESTMENTS IN AND LOANS RECEIVABLE FROM WIRELESS OPERATING COMPANIES

     The Company has equity interests in companies that directly or indirectly operate wireless communications networks. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent on receiving the consent of lenders and the other participants, over which the Company has no control.

                       LEAP WIRELESS INTERNATIONAL, INC.

     Commencing in June 1999, the Company began fully consolidating Smartcom as a result of the Company's acquisition of the remaining 50% of Smartcom that it did not already own. Prior to June 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $13.1 million and $3.1 million during the years ended August 31, 1999 and 1998, respectively.

     Prior to the Company's completion of its acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million, $9.7 million, $20.9 million and $11.8 million during the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the years ended August 31, 1999 and 1998, respectively.

     At December 31, 2000, the Company has a 20.1% interest in Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In July 1999, several of the other investors purchased an additional $50.0 million of capital stock of Pegaso. In April 2000, Sprint PCS invested $200.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. Several of the other existing investors contributed an additional $50.0 million of capital in August 2000, reducing the Company's percentage interest to 20.1%. Pegaso requires substantial additional capital to continue its planned growth and operations. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap's ownership interest in Pegaso may be diluted due to additional capital contributions of other investors. The Company has recorded gains in results of operations due to these transactions of $32.6 million during the year ended December 31, 2000, and for the year ended August 31, 1999, the Company recognized a gain in results of operations of $3.6 million and recorded $0.8 million directly to additional paid-in capital for the change in interest that occurred during Pegaso's development stage. The Company recorded equity losses from Pegaso of $68.2 million, $13.4 million, $23.6 million and $2.1 million during the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the years ended August 31, 1999 and 1998, respectively.

     Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets..............................................  $ 106,751    $  33,940
Non-current assets..........................................    678,628      578,326
Current liabilities.........................................   (300,424)     (91,217)
Non-current liabilities.....................................   (312,489)    (349,262)
                                                              ---------    ---------
          Total stockholders' capital.......................    172,466      171,787
Other stockholders' share of capital........................    137,775       85,909
                                                              ---------    ---------
Company's share of capital..................................  $  34,691    $  85,878
                                                              =========    =========
Investments in and loans receivable from unconsolidated
  wireless operating companies..............................  $  34,691    $  85,878
                                                              =========    =========

                       LEAP WIRELESS INTERNATIONAL, INC.

                                                                 PERIOD FROM
                                                              SEPTEMBER 1, 1999
                                                YEAR ENDED           TO           YEAR ENDED AUGUST 31,
                                               DECEMBER 31,     DECEMBER 31,      ----------------------
                                                   2000             1999             1999        1998
                                               ------------   -----------------   ----------   ---------
Operating revenues...........................   $  80,909         $  4,955        $   8,190    $     22
                                                ---------         --------        ---------    --------
Operating expenses...........................    (318,329)         (70,804)        (153,062)    (20,739)
Other income (expense), net..................     (52,621)         (14,516)         (22,471)    (18,403)
Foreign currency transaction gains (losses),
  net........................................       1,917            8,612           (1,489)     (3,970)
                                                ---------         --------        ---------    --------
          Net loss...........................    (288,124)         (71,753)        (168,832)    (43,090)
Other stockholders' share of net loss........    (208,002)         (47,212)         (62,491)    (19,402)
                                                ---------         --------        ---------    --------
Company's share of net loss..................     (80,122)         (24,541)        (106,341)    (23,688)
Write-down of investments....................          --               --          (27,242)         --
Amortization of excess cost of investment....          --               --             (630)         --
Elimination of intercompany transactions.....       1,498            1,464            6,671         570
                                                ---------         --------        ---------    --------
          Equity in net loss of and
            write-down of investments in and
            loan receivable from
            unconsolidated wireless operating
            companies........................   $ (78,624)        $(23,077)       $(127,542)   $(23,118)
                                                =========         ========        =========    ========

NOTE 5. LOANS PAYABLE TO BANKS

     Between July and November 1998, the Company borrowed $15.7 million under notes payable to banks in Chile. The loans of $9.0 million and $6.7 million, along with capitalized interest and fees of $1.9 million, at December 31, 1999 bore interest at rates of 8.1% and 8.5% per annum, respectively. The loans were repaid in June 2000.

     In November 1999, the Company and Smartcom entered into a loan arrangement with a bank. At December 31, 1999, the Company deposited funds with the bank totaling $20.6 million as collateral for borrowings under the credit arrangement. These funds were recorded as restricted cash equivalents in the accompanying consolidated balance sheet. At December 31, 1999, borrowings from the bank totaled $14.1 million, which are not included in the consolidated financial statements due to the three month reporting lag for Smartcom. The borrowings bore interest at the weighted-average rate of 7.01% per annum and were repaid in July 2000.

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 6. LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
12.5% senior notes, due 2010, effective interest rate of
  15.8%.....................................................  $162,939    $     --
14.5% senior discount notes, face amount of $668.0 million,
  due 2010, effective interest rate of 16.3%................   274,776          --
Vendor financing agreements, weighted average interest rate
  of 10.88%.................................................   378,668      10,421
U. S. government financing..................................    83,140          --
Qualcomm credit agreement, net of facility fee..............        --     187,570
Smartcom payment agreement..................................        --      89,220
Note payable, net of discount...............................        --      16,607
                                                              --------    --------
                                                               899,523     303,818
Less current portion........................................    (1,645)         --
                                                              --------    --------
                                                              $897,878    $303,818
                                                              ========    ========

UNITS OFFERING

     In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 ("Senior Note") and one warrant to purchase the Company's common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 ("Senior Discount Note") and one warrant to purchase the Company's common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million of the total proceeds were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants are exercisable for an aggregate of 2,829,854 shares of the Company's common stock at an exercise price of $96.80 per share from February 23, 2001 to prior to April 15, 2010.

     Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Company may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, the Company may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings. The terms of the notes include certain covenants that restrict the Company's ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger.

QUALCOMM CREDIT AGREEMENT

     The Company entered into a credit facility with Qualcomm on September 23, 1998 (the "Qualcomm Credit Agreement"). In February 2000, the Company used a portion of the net proceeds from the Units Offering and Equity Offering (see
Note 8) to repay in full $226.7 million outstanding under the Qualcomm Credit Agreement. In connection with the repayment of the Qualcomm Credit Agreement, the related unamortized debt issue costs of $4.4 million were written off and reported as an extraordinary loss in the accompanying consolidated statements of operations.

                       LEAP WIRELESS INTERNATIONAL, INC.

VENDOR FINANCING AGREEMENTS

     Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies, Inc. ("Lucent"), Nortel Networks, Inc. ("Nortel") and Ericsson Wireless Communications, Inc. ("Ericsson") for the purchase of network infrastructure products and services and the financing of these purchases plus additional working capital. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The purchase agreement is subject to early termination at Cricket Communications' convenience subject to payments for products and services purchased from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings by Cricket Communications. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services, and a related credit facility that permits up to $525.0 million in total borrowings. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services, and a related credit facility with Ericsson Credit AB that permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million.

     Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor. Each of the credit agreements contains various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facilities, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. At December 31, 2000, $378.7 million was outstanding under the vendor credit agreements at a weighted average interest rate of 10.88%. In addition, at December 31, 2000, the Company had amounts payable to the vendors that will be financed under the vendor credit agreements of $34.0 million, which have been included in other long-term liabilities.

U.S. GOVERNMENT FINANCING

     As part of the consideration for wireless licenses acquired from January to December 2000 and assumed in the acquisition of the assets of Chase Telecommunications Holdings, the Company assumed $93.0 million ($84.5 million, net of discount) of U.S. government financing with the FCC. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to the Company at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

SMARTCOM DEFERRED PAYMENT AND CREDIT AGREEMENTS

     Smartcom entered into a deferred payment agreement with Qualcomm related to Smartcom's purchase of equipment, software and services from Qualcomm. Under the agreement, Qualcomm agreed to defer collection of amounts up to a maximum of $115.7 million, including capitalized interest, until September 2006. In February 2000, Smartcom and Qualcomm entered into a credit agreement related to Smartcom's

                       LEAP WIRELESS INTERNATIONAL, INC.

equipment supply and service agreements with a vendor, which permitted up to $38.5 million in borrowings, including capitalized interest. Also in February 2000, Smartcom and Qualcomm entered into a deferred payment agreement related to Smartcom's purchase of handsets and accessories and test equipment from Qualcomm, under which Qualcomm had agreed to defer collection of amounts up to a maximum of $11.2 million, including capitalized interest. In connection with the sale of Smartcom in June 2000, the Company was released of its obligations under these agreements.

DEBT REPAYMENT SCHEDULE

     The scheduled principal repayments for long-term debt at December 31, 2000 were as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------------------------------------------
2001........................................................  $    1,645
2002........................................................      19,511
2003........................................................      64,299
2004........................................................      85,497
2005........................................................     105,911
Thereafter..................................................     785,050
                                                              ----------
                                                               1,061,913
Less:
  Current portion...........................................      (1,645)
  Unamortized discount......................................    (162,390)
                                                              ----------
          Total.............................................  $  897,878
                                                              ==========

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 7. INCOME TAXES

     Federal, state and foreign components of the Company's income tax provision for the year ended December 31, 2000 were $3.0 million, $0.6 million and $44.0 million, respectively. The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
U.S. deferred tax assets:
  Net operating loss carryforwards..........................  $  34,100    $ 36,939
  Equity in net loss of unconsolidated wireless operating
     company................................................         --      21,312
  Deferred charges..........................................     17,130       5,339
  Credit carryforwards......................................     38,541          --
  Reserves and allowances...................................     34,491       3,820
                                                              ---------    --------
                                                                124,262      67,410
Foreign deferred tax assets:
  Net operating loss carryforwards..........................         --      10,682
  Reserves and allowances...................................         --         210
                                                              ---------    --------
                                                                     --      10,892
                                                              ---------    --------
Gross deferred tax assets...................................    124,262      78,302
Valuation allowance.........................................   (114,109)    (70,377)
U.S. deferred tax liabilities:
  Wireless licenses.........................................     (6,473)         --
  Property and equipment....................................     (6,728)         --
Foreign deferred tax liabilities:
  Intangible assets.........................................         --      (7,925)
                                                              ---------    --------
Net deferred tax liability..................................  $  (3,048)   $     --
                                                              =========    ========

     Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

     The net operating losses generated prior to the Distribution were retained by Qualcomm. At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $86.6 million and $64.2 million, which will begin to expire in 2021 and 2006, respectively. The Company also has foreign tax credit carryforwards of approximately $36.6 million, which begin to expire in 2004. Should a substantial change in the Company's ownership occur as defined under Internal Revenue Code section 382, there will be an annual limitation on its utilization of net operating loss and credit carryforwards.

     Deferred tax assets of approximately $17.0 million and $4.8 million at December 31, 2000 and 1999, respectively, resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

                       LEAP WIRELESS INTERNATIONAL, INC.

     A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows (in thousands):

                                                                   PERIOD FROM
                                                                   SEPTEMBER 1,
                                                     YEAR ENDED      1999 TO      YEAR ENDED AUGUST 31,
                                                    DECEMBER 31,   DECEMBER 31,   ---------------------
                                                        2000           1999         1999        1998
                                                    ------------   ------------   ---------   ---------
Amounts computed at statutory federal rate........    $ 16,581       $(26,304)    $(57,615)   $(16,357)
Non-deductible losses of foreign subsidiaries and
  investees.......................................      25,312         17,387       16,649       2,150
State income tax, net of federal benefit..........      (3,758)           563       (5,740)     (1,428)
Foreign income tax benefit........................     (33,272)        (2,844)        (123)         --
Non-deductible expenses...........................      10,196             --           --          --
Other.............................................         940            163          508        (487)
Increase in valuation allowance...................      31,541         11,035       46,321      16,122
                                                      --------       --------     --------    --------
                                                      $ 47,540       $     --     $     --    $     --
                                                      ========       ========     ========    ========

NOTE 8. STOCKHOLDERS' EQUITY

EQUITY OFFERING

     In February 2000, the Company completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters' discounts and commissions and offering expenses, the Company received $330.0 million.

COMMON STOCK PURCHASE AGREEMENT

     In December 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") under which the Company may, at its discretion, sell registered common stock from time to time over the succeeding 28 month period. Under the agreement, the Company may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of its common stock, during one or more 18 trading day periods. In addition, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on the Company's market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. A special provision in the agreement (as amended) allowed the first sale of common stock under the agreement to be up to $55.0 million. On January 23, 2001, the Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

AUTHORIZED SHARES

     In September 2000, the Company's shareholders approved the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 75,000,000 to 300,000,000.

STOCKHOLDER RIGHTS PLAN

     In September 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a "Right") for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect to common stock subsequently issued. Each Right entitles the registered holder to purchase from

                       LEAP WIRELESS INTERNATIONAL, INC.

the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $90 (subject to adjustment). The Rights are exercisable only if a person or group (an "Acquiring Person"), other than Qualcomm with respect to its exercise of the warrants granted to it in connection with the Distribution or acquired by it in connection with the Company's February 2000 units offering, acquires beneficial ownership of 15% or more of the Company's outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person, will have the right (subject to termination) to receive the Company's common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company's Board of Directors designated 75,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At December 31, 2000, no shares of Preferred Stock were outstanding.

     In March 2000, the Company's Board of Directors approved an amendment to the Company's Rights Plan that increased the purchase price from $90 to $350 for each one one-thousandth share of Series A Junior Participating Preferred Stock.

WARRANT

     In connection with the Distribution, the Company issued to Qualcomm a warrant to purchase 5,500,000 shares of its common stock. In March 1999, Qualcomm agreed to reduce the number of shares which may be acquired on exercise to 4,500,000 for consideration of $5.4 million, which was the estimated fair value of the warrant repurchase as determined by an option pricing model. In December 2000, Qualcomm received 1,015,700 shares of the Company's common stock upon exercising portions of the warrant for cash proceeds of $3.4 million and the surrender of rights to purchase 109,300 shares in partial payment of the exercise price. The remaining number of shares which may be acquired upon exercise of the warrant is 3,375,000. This warrant is currently exercisable and remains exercisable until September 2008.

TRUST CONVERTIBLE PREFERRED SECURITIES

     Under the conversion agreement between the Company and Qualcomm, Leap agreed to issue up to 2,271,060 shares of its common stock upon the conversion of the Trust Convertible Preferred Securities of a wholly-owned statutory business trust of Qualcomm. After conversion of the Trust Convertible Preferred Securities, Qualcomm will have some of its debt reduced, but Leap will receive no benefit or other consideration. At December 31, 2000 and 1999, respectively, substantially all of the shares and 1,345,707 shares of the Company's common stock had been issued upon conversion.

NOTE 9. BENEFIT PLANS

EMPLOYEE SAVINGS AND RETIREMENT PLAN

     In September 1998, the Company adopted a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company's contribution expense for the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999 was $139,000, $52,000 and $133,000, respectively.

STOCK OPTION PLANS

     In September 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") that allows the Board of Directors to grant options to selected employees, directors and consultants to the Company to purchase shares of the Company's common stock. A total of 8,000,000 shares of common stock were reserved

                       LEAP WIRELESS INTERNATIONAL, INC.

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

     In September 2000, the Company's shareholders approved the adoption of the 2000 Stock Option Plan (the "2000 Plan"). A total of 2,250,000 shares of common stock have been reserved for issuance under the 2000 Plan. Terms of the 2000 Plan are comparable to the 1998 Plan.

     A summary of stock option transactions for the 1998 Plan and the 1998 Non-Employee Directors Plan follows (number of shares in thousands):

                                                                      OPTIONS OUTSTANDING
                                                                 -----------------------------
                                            OPTIONS AVAILABLE    NUMBER OF    WEIGHTED AVERAGE
                                                FOR GRANT         SHARES       EXERCISE PRICE
                                            -----------------    ---------    ----------------
Options authorized........................        8,500
Options granted at Distribution...........       (5,542)           5,542           $ 3.73
Options granted after Distribution........       (1,768)           1,768            10.52
Options cancelled.........................          513             (720)            4.03
Options exercised.........................           --             (650)            3.11
                                                 ------            -----
  August 31, 1999.........................        1,703            5,940             5.78
Options granted...........................         (127)             127            36.23
Options cancelled.........................           67              (67)            8.17
Options exercised.........................           --             (303)            7.88
                                                 ------            -----
  December 31, 1999.......................        1,643            5,697             6.56
Options granted...........................       (1,372)           1,372            60.04
Options cancelled.........................          155             (155)            8.23
Options exercised.........................           --             (714)            3.58
                                                 ------            -----
  December 31, 2000.......................          426            6,200           $18.70
                                                 ======            =====

     In June 1999, Cricket Communications Holdings adopted its own 1999 Stock Option Plan (the "1999 Cricket Plan") that allowed the Cricket Communications Holdings Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communications Holdings common stock. A total of 7,600,000 shares of Cricket Communications Holdings common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date.

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

                       LEAP WIRELESS INTERNATIONAL, INC.

received promissory notes totaling $0.9 million and cash of $1.1 million as consideration for the issuance of the shares.

     In connection with Leap's purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own in a subsidiary merger on June 15, 2000 (see Note 3), each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. The intrinsic value of the Leap replacement options on the date of the transaction was $24.3 million and was recorded as unearned stock-based compensation. Subsequent to June 15, 2000, the 1999 Cricket Plan has been used to grant options in Leap common stock.

     A summary of stock option transactions for the 1999 Cricket Plan follows (number of shares in thousands):

                                                                       OPTIONS OUTSTANDING
                                                                   ---------------------------
                                              OPTIONS AVAILABLE    NUMBER OF       AVERAGE
                                                  FOR GRANT         SHARES      EXERCISE PRICE
                                              -----------------    ---------    --------------
Options authorized..........................        7,600
Options granted.............................       (3,335)           3,335          $ 1.16
Options cancelled...........................            2               (2)           1.00
Options exercised...........................           --           (2,000)           1.00
                                                   ------           ------
  August 31, 1999...........................        4,267            1,333            1.41
Options granted.............................         (600)             600            4.53
Options cancelled...........................           21              (21)           3.82
                                                   ------           ------
  December 31, 1999.........................        3,688            1,912            2.35
Options granted.............................         (239)             239            6.00
Options exercised...........................           --             (856)           2.49
                                                   ------           ------
  June 14, 2000.............................        3,449            1,295            2.93
  June 15, 2000, as converted...............        1,086              408            9.30
Options granted.............................       (1,138)           1,138           51.40
Options cancelled...........................           52              (51)          46.16
Options exercised...........................           --               (7)           3.23
                                                   ------           ------
  December 31, 2000.........................           --            1,488          $40.27
                                                   ======           ======

                       LEAP WIRELESS INTERNATIONAL, INC.

     The following table summarizes information about stock options outstanding under the 1998 Plan, the 1998 Non-Employee Directors Plan and the 1999 Cricket Plan at December 31, 2000 (number of shares in thousands):

                        OPTIONS OUTSTANDING
                  -------------------------------
                            WEIGHTED                OPTIONS EXERCISABLE
                             AVERAGE                -------------------
                            REMAINING    WEIGHTED             WEIGHTED
                  NUMBER   CONTRACTUAL   AVERAGE    NUMBER     AVERAGE
                    OF        LIFE       EXERCISE     OF      EXERCISE
EXERCISE PRICES   SHARES   (IN YEARS)     PRICE     SHARES      PRICE
---------------   ------   -----------   --------   -------   ---------
$ 0.78 to $ 3.63  2,191       5.50        $ 2.85     1,508      $2.73
$ 3.64 to $ 5.04  1,382       6.58          4.49       671       4.37
$ 5.05 to $12.70    670       7.34          6.38       244       5.74
$12.71 to $19.26    786       8.60         18.93       132      19.02
$19.27 to $28.91    214       9.04         22.02        26      19.80
$28.92 to $43.36    207       9.87         33.95        --         --
$43.37 to $65.04  2,031       9.54         57.70        24       53.9
$65.05 to $92.50    207       9.58         74.00        --         --
                  -----                              -----
                  7,688       7.57        $22.87     2,605      $4.91
                  =====                              =====

EMPLOYEE STOCK PURCHASE PLAN

     In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 ESP Plan") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 200,000 shares of common stock were reserved for issuance under the 1998 ESP Plan. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, a total of 24,613, 17,366 and 63,779 shares were issued under the 1998 ESP Plan at a weighted average price of $35.64, $15.51 and $3.83 per share, respectively. At December 31, 2000, 94,242 shares were available for future issuance.

EXECUTIVE RETIREMENT PLAN

     In September 1998, the Company adopted a voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants receive up to a 10% match of their income in the form of the Company's common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plan authorized up to 100,000 shares of common stock to be allocated to participants. For the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, 6,107, 3,953 and 8,718 shares, respectively, were allocated under the plan and the Company's matching contribution amounted to $625,000, $162,000 and $86,000, respectively. At December 31, 2000, 81,222 shares were available for future allocation.

EXECUTIVE OFFICER DEFERRED STOCK PLAN

     In December 1999, the Company established an Executive Officer Deferred Stock Plan that provides for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals are converted into share units credited to the participant's account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company's common stock on the bonus

                       LEAP WIRELESS INTERNATIONAL, INC.

payday. Share units represent the right to receive shares of the Company's common stock in accordance with the plan. The Company will also credit to a matching account that number of share units equal to 20% of the share units credited to the participants' accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. For the year ended December 31, 2000, 4,710 shares were issued under the Executive Officer Deferred Stock Plan. At December 31, 2000, 20,290 shares were available for future issuance.

PRO FORMA INFORMATION

     For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                                 PERIOD FROM
                                                                 SEPTEMBER 1,
                                                  YEAR ENDED       1999 TO       YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    AUGUST 31,
                                                     2000            1999           1999
                                                 ------------    ------------    ----------
Risk-free interest rate:
  1998 Stock Option Plan.......................      6.01%           6.55%           5.0%
  1999 Cricket Plan............................      5.85%           6.55%           5.0%
  1998 ESP Plan................................      6.31%           5.74%           4.5%
Volatility:
  1998 Stock Option Plan.......................      60.0%           50.0%          50.0%
  1999 Cricket Plan............................      60.0%            0.0%           0.0%
  1998 ESP Plan................................     105.0%           55.0%          55.0%
Dividend yield (all plans).....................       0.0%            0.0%           0.0%
Expected life (years):
  1998 Stock Option Plan.......................       5.0             6.0            6.0
  1999 Cricket Plan............................       5.0             6.0            6.0
  1998 ESP Plan................................       0.5             0.5            0.5

     The weighted average estimated grant date fair values of stock options were as follows:

                                                                 PERIOD FROM
                                                                 SEPTEMBER 1,
                                                  YEAR ENDED       1999 TO       YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    AUGUST 31,
                                                     2000            1999           1999
                                                 ------------    ------------    ----------
1998 Stock Option Plan.........................     $33.53          $20.35         $1.57
1999 Cricket Plan (grants prior to merger).....     $ 2.99          $ 1.42         $0.12
1999 Cricket Plan (grants subsequent to
  merger)......................................     $28.31          $   --         $  --
1998 ESP Plan..................................     $35.64          $ 3.46         $2.37

                       LEAP WIRELESS INTERNATIONAL, INC.

     The Company's pro forma information is as follows (in thousands, except per share data):

                                                                    PERIOD FROM
                                                                    SEPTEMBER 1,
                                                      YEAR ENDED      1999 TO      YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,   AUGUST 31,
                                                         2000           1999          1999
                                                     ------------   ------------   ----------
Net loss:
  As reported......................................    $  (168)       $(75,846)    $(164,613)
  Pro forma........................................    $(8,929)       $(76,815)    $(171,415)
Diluted net loss per common share:
  As reported......................................    $ (0.01)       $  (4.01)    $   (9.19)
  Pro forma........................................    $ (0.27)       $  (4.06)    $   (9.57)

NOTE 10. COMMITMENTS AND CONTINGENCIES

     In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. The Company guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, the Company has received an option to subscribe for and purchase limited voting series "N" treasury shares of Pegaso. The number of shares that may be purchased by the Company under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series "N" treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. At December 31, 2000, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of the Company's guarantee was not increased.

     The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and rental of sites for towers and antennas required for the operation of its wireless networks in the United States. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------------------------------------------
2001........................................................    $16,868
2002........................................................     17,242
2003........................................................     17,183
2004........................................................     16,905
2005........................................................     12,250
Thereafter..................................................     18,671
                                                                -------
          Total.............................................    $99,119
                                                                =======

     Rent expense totaled $5.5 million, $0.9 million and $1.2 million for the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, respectively. No rent expense was incurred by the Company prior to the Distribution.

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

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 11. SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable.................................  $     --    $  3,455
  Allowance for doubtful accounts...........................        --        (713)
                                                              --------    --------
                                                              $     --    $  2,742
                                                              ========    ========
Other current assets:
  Recoverable taxes.........................................  $     --    $  6,592
  Other.....................................................    12,746       8,819
                                                              --------    --------
                                                              $ 12,746    $ 15,411
                                                              ========    ========
Property and equipment, net:
  Land......................................................  $     --    $    302
  Buildings and infrastructure..............................   217,793     103,882
  Computer equipment and other..............................    21,597      24,962
  Construction-in-progress..................................   202,859          --
                                                              --------    --------
                                                               442,249     129,146
  Accumulated depreciation and amortization.................   (12,056)    (16,087)
                                                              --------    --------
                                                              $430,193    $113,059
                                                              ========    ========
Deposits and other assets:
  Deposits for wireless licenses............................  $ 91,772    $     --
  Other.....................................................    30,679       3,212
                                                              --------    --------
                                                              $122,451    $  3,212
                                                              ========    ========
Accounts payable and accrued liabilities:
  Trade accounts payable....................................  $ 12,678    $  4,167
  Accrued payroll and related benefits......................     9,750       4,827
  Accrued loss on handset purchase commitment...............        --       5,074
  Other accrued liabilities.................................    36,307       5,029
                                                              --------    --------
                                                              $ 58,735    $ 19,097
                                                              ========    ========
Other current liabilities:
  Income taxes payable......................................  $ 39,214    $     --
  Book overdraft............................................    13,386          --
  Interest payable..........................................     6,922          --
  Other.....................................................     6,168          --
                                                              --------    --------
                                                              $ 65,690    $     --
                                                              ========    ========

                       LEAP WIRELESS INTERNATIONAL, INC.

  SUPPLEMENTARY CASH FLOW INFORMATION (IN THOUSANDS):

                                                                 PERIOD FROM
                                               YEAR ENDED     SEPTEMBER 1, 1999    YEAR ENDED AUGUST 31,
                                              DECEMBER 31,     TO DECEMBER 31,     ----------------------
                                                  2000              1999              1999         1998
                                              ------------    -----------------    -----------    -------
Supplementary disclosure of cash flow
  information:
  Cash paid for interest....................   $  36,964           $   --           $     --       $ --
  Cash paid for income taxes................   $   3,705           $   --           $     --       $ --
Supplementary disclosure of non-cash
  investing and financing activities:
  Loans to unconsolidated wireless operating
     companies converted to equity
     investment.............................   $      --           $   --           $ 50,196       $ --
  Long-term financing to purchase
     equipment..............................     457,960               --              8,791         --
  Long-term financing to purchase wireless
     licenses...............................      12,410               --                 --         --
  Facility fee due on long-term debt........       1,800               --              5,300         --
  Repurchase of warrant.....................          --               --              5,355         --
  Issuance of common stock to purchase
     wireless licenses......................      26,734               --                 --         --
  Issuance of common stock to purchase
     minority interest in subsidiary........      45,961               --                 --         --
  Effect of change in foreign company
     reporting lag on investment in
     unconsolidated wireless operating
     company................................          --            2,913                 --         --
  Long-term financing for loans to
     unconsolidated wireless operating
     company................................      10,338            8,562                 --         --
  Issuance of notes receivable for sale of
     Smartcom...............................     143,173               --                 --         --
Supplementary disclosure of cash used for
  acquisitions:
  Total purchase price......................     159,044               --             43,699        564
  Warrant issued for subsidiary company
     common stock...........................     (15,353)              --                 --         --
  Notes payable issued, net of discount.....        (750)              --            (15,699)        --
  Liabilities assumed at present value......    (132,166)              --                 --         --
  Cash acquired.............................      (4,973)              --             (1,058)        --
                                               ---------           ------           --------       ----
  Cash used for acquisitions................   $   5,802           $   --           $ 26,942       $564
                                               =========           ======           ========       ====

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 12. COMPARATIVE FINANCIAL INFORMATION

     The following is summarized results of operations and cash flows information for the periods from September 1, 1999 to December 31, 1999 and from September 1, 1998 to December 31, 1998 (unaudited) (in thousands):

                                                         PERIOD FROM          PERIOD FROM
                                                      SEPTEMBER 1, 1999    SEPTEMBER 1, 1998
                                                       TO DECEMBER 31,      TO DECEMBER 31,
                                                            1999                 1998
                                                      -----------------    -----------------
                                                                              (UNAUDITED)
STATEMENT OF OPERATIONS INFORMATION:
  Operating revenues................................      $  6,772             $     --
  Operating expenses................................       (36,439)              (5,502)
                                                          --------             --------
     Operating loss.................................       (29,667)              (5,502)
  Equity in net loss of unconsolidated wireless
     operating companies............................       (23,077)             (19,908)
  Other income (expense), net.......................       (23,102)                (697)
                                                          --------             --------
     Net loss.......................................      $(75,846)            $(26,107)
                                                          ========             ========
  Basic and diluted net loss per common share.......      $  (4.01)            $  (1.48)
                                                          ========             ========
CASH FLOWS INFORMATION:
Operating activities:
  Net loss..........................................      $(75,846)            $(26,107)
  Equity in net loss of unconsolidated wireless
     operating companies............................        23,077               19,908
  Other.............................................        21,199               (7,318)
                                                          --------             --------
       Net cash used in operating activities........       (31,570)             (13,517)
                                                          --------             --------
Investing activities:
  Investments in and loans to unconsolidated
     wireless operating companies...................        (2,744)             (86,791)
  Restricted cash equivalents.......................       (20,500)                  --
  Other.............................................        (4,568)              (3,399)
                                                          --------             --------
       Net cash used in investing activities........       (27,812)             (90,190)
                                                          --------             --------
Financing activities:
  Proceeds from long-term debt......................        61,650               23,315
  Former parent company's investment................            --               95,268
  Other.............................................         1,721                  104
                                                          --------             --------
       Net cash provided by financing activities....        63,371              118,687
                                                          --------             --------
  Effect of exchange rate changes on cash and cash
     equivalents....................................         7,210                   --
  Effect of change in foreign company reporting lag
     on cash and cash equivalents...................         6,695                   --
                                                          --------             --------
       Net increase in cash and cash equivalents....      $ 17,894             $ 14,980
                                                          ========             ========

NOTE 13. SEGMENT DATA

     The Company's current reportable segments are countries in which it manages, supports, operates and participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as

                       LEAP WIRELESS INTERNATIONAL, INC.

distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of its consolidated and unconsolidated U.S. subsidiaries and Pegaso in Mexico. As a result of the sale of Smartcom, segment data has been restated for all periods presented to exclude Smartcom.

     Summary information by segment is as follows (in thousands):

                                                                       AS OF
                                                                    DECEMBER 31,
                                                                  1999 AND FOR THE
                                                                    PERIOD FROM
                                              AS OF AND FOR THE     SEPTEMBER 1,     AS OF AND FOR THE YEAR
                                                 YEAR ENDED           1999 TO           ENDED AUGUST 31,
                                                DECEMBER 31,          DECEMBER       ----------------------
                                                    2000                1999            1999        1998
                                              -----------------   ----------------   ----------   ---------
UNITED STATES:
Revenues....................................     $   31,643           $  3,142       $   3,337    $     22
Operating loss..............................       (105,669)           (22,951)        (22,414)    (20,017)
Depreciation and amortization...............        (19,177)           (13,863)         (2,033)       (120)
Capital expenditures........................       (422,226)           (15,691)         (6,177)    (12,852)
Purchase of wireless licenses...............       (184,452)                --         (18,920)         --
          Total assets......................      1,157,175            113,205         109,437      88,991
MEXICO:
Revenues....................................         77,938              1,813           1,203          --
Operating loss..............................       (227,090)           (47,169)        (68,847)     (5,350)
Depreciation and amortization...............        (39,976)            (3,337)         (2,320)         --
Capital expenditures........................       (171,536)           (36,279)         (8,315)       (822)
Purchase of wireless licenses...............             --                 --        (175,864)    (57,666)
          Total assets......................        785,379            514,918         551,098      71,760

                       LEAP WIRELESS INTERNATIONAL, INC.

     A reconciliation of the Company's segment revenues, operating expenses, depreciation and amortization and total assets to the corresponding consolidated amounts is as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                                1999 AND FOR THE
                                           AS OF AND FOR THE      PERIOD FROM       AS OF AND FOR THE YEAR
                                              YEAR ENDED       SEPTEMBER 1, 1999       ENDED AUGUST 31,
                                             DECEMBER 31,       TO DECEMBER 31,     -----------------------
                                                 2000                 1999             1999         1998
                                           -----------------   ------------------   ----------   ----------
Segment revenues.........................     $  109,581           $   4,955        $   4,540    $      22
Revenues of unconsolidated wireless
  operating companies....................        (80,909)             (4,955)          (8,190)         (22)
Smartcom.................................         21,645               6,644            7,444           --
Other unallocable revenues...............             --                 128              113           --
                                              ----------           ---------        ---------    ---------
  Consolidated revenues..................     $   50,317           $   6,772        $   3,907    $      --
                                              ==========           =========        =========    =========
Segment operating losses.................     $ (332,759)          $ (70,120)       $ (91,261)   $ (25,367)
Operating losses of unconsolidated
  wireless operating companies...........        237,420              65,850          125,176       21,224
Smartcom.................................        (38,137)            (20,096)         (27,479)      (4,380)
Discontinued foreign ventures............             --                  --          (23,648)      (6,073)
Corporate and eliminations...............        (33,823)             (5,301)         (17,260)      (9,292)
                                              ----------           ---------        ---------    ---------
  Consolidated operating loss............     $ (167,299)          $ (29,667)       $ (34,472)   $ (23,888)
                                              ==========           =========        =========    =========
Segment depreciation and amortization....     $  (59,153)          $ (17,200)       $  (4,353)   $    (120)
Depreciation and amortization of
  unconsolidated wireless operating
  companies..............................         45,119              17,200           28,124          180
Smartcom.................................        (10,017)             (6,714)          (9,409)         (60)
Discontinued foreign ventures............             --                  --          (19,623)          --
Corporate depreciation and
  amortization...........................           (512)               (212)            (563)          --
                                              ----------           ---------        ---------    ---------
  Consolidated depreciation and
     amortization........................     $  (24,563)          $  (6,926)       $  (5,824)   $      --
                                              ==========           =========        =========    =========
Segment total assets.....................     $1,942,554           $ 628,123        $ 660,535    $ 160,751
Total assets of unconsolidated wireless
  operating companies....................       (785,379)           (612,266)        (717,664)    (285,365)
Investments in and loans receivable from
  unconsolidated wireless operating
  companies..............................         34,691              85,878           94,429      150,914
Smartcom.................................             --             190,297          186,645      124,614
Discontinued foreign ventures............             --                  --           77,926           --
Corporate assets.........................        455,541              68,733           33,460        6,838
                                              ----------           ---------        ---------    ---------
  Consolidated total assets..............     $1,647,407           $ 360,765        $ 335,331    $ 157,752
                                              ==========           =========        =========    =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

                                                                         AS OF
                                                                     DECEMBER 31,
                                                                     1999 AND FOR
                                                                      THE PERIOD
                                                                         FROM          AS OF AND FOR THE
                                                AS OF AND FOR THE    SEPTEMBER 1,         YEAR ENDED
                                                   YEAR ENDED           1999 TO          DECEMBER 31,
                                                  DECEMBER 31,       DECEMBER 31,     -------------------
                                                      2000               1999           1999       1998
                                                -----------------   ---------------   --------   --------
REVENUES:
United States.................................      $ 28,672           $     --       $     --   $     --
Other countries...............................        21,645              6,772          3,907         --
                                                    --------           --------       --------   --------
          Total consolidated revenues.........      $ 50,317           $  6,772       $  3,907   $     --
                                                    ========           ========       ========   ========
LONG-LIVED ASSETS:
United States.................................      $734,782           $ 33,147       $ 23,599   $     --
Other countries...............................        34,691            240,477        264,369    104,557
                                                    --------           --------       --------   --------
          Total consolidated long-lived
            assets............................      $769,473           $273,624       $287,968   $104,557
                                                    ========           ========       ========   ========

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Summarized quarterly data for the years ended December 31, 2000 and August 31, 1999 is as follows (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31, 2000
                                                       ------------------------------------------
                                                          Q1         Q2         Q3         Q4
                                                       --------   --------   --------   ---------
Revenues(1)..........................................  $  9,991   $ 18,524   $  7,540   $  14,262
Gross loss(2)........................................    (6,040)      (177)    (2,849)    (16,321)
Income (loss) before extraordinary items.............   (72,403)   234,575    (54,072)   (103,531)
Net income (loss)....................................   (76,825)   234,260    (54,072)   (103,531)

Basic net income (loss) per common share:
  Income (loss) before extraordinary items...........  $  (3.23)  $   9.18   $  (2.04)  $   (3.82)
  Extraordinary loss.................................     (0.20)     (0.01)        --          --
                                                       --------   --------   --------   ---------
     Net income (loss)...............................  $  (3.43)  $   9.17   $  (2.04)  $   (3.82)
                                                       ========   ========   ========   =========
Diluted net income (loss) per common share:
  Income (loss) before extraordinary items...........  $  (3.23)  $   7.21   $  (2.04)  $   (3.82)
  Extraordinary loss.................................     (0.20)     (0.01)        --          --
                                                       --------   --------   --------   ---------
     Net income (loss)...............................  $  (3.43)  $   7.20   $  (2.04)  $   (3.82)
                                                       ========   ========   ========   =========

                                                               YEAR ENDED AUGUST 31, 1999
                                                       ------------------------------------------
                                                          Q1         Q2         Q3         Q4
                                                       --------   --------   --------   ---------
Revenues.............................................  $     --   $     --   $     --   $   3,907
Gross profit(2)......................................        --         --         --          97
Net loss.............................................   (20,982)   (23,063)   (46,809)    (73,759)
Basic and diluted net loss per common share..........  $  (1.19)  $  (1.30)  $  (2.61)  $   (4.04)

---------------
(1) The decrease in revenues from the second quarter to the third quarter of the year ended December 31, 2000 was due to the Company's sale of Smartcom in June 2000.

(2) Gross loss is calculated by subtracting cost of service and cost of equipment from total revenues.

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 15. SUBSEQUENT EVENT

QUALCOMM TERM LOAN

     In January 2001, the Company entered into a loan agreement with Qualcomm under which Qualcomm will loan to the Company approximately $125.0 million to finance the acquisition of wireless licenses in the FCC's broadband PCS auction completed in January 2001. Qualcomm has agreed to fund borrowings under the agreement by the transfer to the Company of an FCC auction discount voucher, or, at Qualcomm's option, cash. Under the terms of the agreement, the Company must repay the outstanding principal and accrued interest to Qualcomm in a single payment no later than five years after the date of the initial borrowing. The loan is subject to mandatory prepayments in certain circumstances, including as a result of the Company receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by the Company (other than certain excluded issuances such as equipment vendor financing, and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). The loan bears interest at a variable rate, depending on the collateral the Company provides. The Company expects this rate to be at LIBOR plus 7.5%. As security for the loan, the Company agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses acquired in the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loan. The loan is subject to the same covenants that are contained in the Indenture for the Senior Notes and Senior Discount Notes issued in the Units Offering, and other customary covenants and conditions.

NOTE 16. SUBSIDIARY GUARANTEE

     The Company's Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings. Because Cricket Communications Holdings is wholly-owned by the Company and the guarantee provided by Cricket Communications Holdings is full and unconditional, full financial statements of Cricket Communications Holdings are not required to be issued. Condensed consolidating financial information of Leap, Cricket Communications Holdings and non-guarantor subsidiaries of Leap as of December 31, 2000 and 1999, for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for the years ended August 31, 1999 and 1998 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the Cricket Communications Holdings financial information.

                       LEAP WIRELESS INTERNATIONAL, INC.

     BALANCE SHEET INFORMATION AS OF DECEMBER 31, 2000 (IN THOUSANDS):

                                                  CRICKET
                                               COMMUNICATIONS   NON-GUARANTOR
                                     LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                  ----------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents.......  $  106,504     $      --       $  232,374     $        --     $  338,878
Restricted cash equivalents and
  short-term investments........      13,575            --               --              --         13,575
Short-term investments..........      16,237            --          182,869              --        199,106
Inventories.....................          --            --            9,032              --          9,032
Notes receivable, net...........          --            --          138,907              --        138,907
Other current assets............       1,631            --           11,115              --         12,746
                                  ----------     ---------       ----------     -----------     ----------
          Total current
            assets..............     137,947            --          574,297              --        712,244
Property and equipment, net.....       5,763            --          424,430              --        430,193
Investments in subsidiaries and
  unconsolidated wireless
  operating companies...........     705,455       352,364           34,691      (1,057,819)        34,691
Wireless licenses, net..........      25,107            --          240,528              --        265,635
Goodwill and other intangible
  assets, net...................       3,800            --           61,162         (34,665)        30,297
Restricted investments..........      51,896            --               --              --         51,896
Deposits and other assets.......     114,040            --            8,411              --        122,451
                                  ----------     ---------       ----------     -----------     ----------
          Total assets..........  $1,044,008     $ 352,364       $1,343,519     $(1,092,484)    $1,647,407
                                  ==========     =========       ==========     ===========     ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable and accrued
  liabilities...................  $    8,618     $      --       $   57,150     $    (7,033)    $   58,735
Other current liabilities.......      12,319            --           53,371              --         65,690
                                  ----------     ---------       ----------     -----------     ----------
          Total current
            liabilities.........      20,937            --          110,521          (7,033)       124,425
Long-term debt..................     438,143            --          459,735              --        897,878
Other long-term liabilities.....       1,670            --           40,176              --         41,846
                                  ----------     ---------       ----------     -----------     ----------
          Total liabilities.....     460,750            --          610,432          (7,033)     1,064,149
                                  ----------     ---------       ----------     -----------     ----------
Stockholders' Equity:
  Common stock..................           3            --               --              --              3
  Additional paid-in capital....     893,401       539,578          788,898      (1,328,476)       893,401
  Unearned stock-based
     compensation...............     (10,019)           --               --              --        (10,019)
  Accumulated deficit...........    (302,898)     (187,214)         (58,524)        245,738       (302,898)
  Accumulated other
     comprehensive income.......       2,771            --            2,713          (2,713)         2,771
                                  ----------     ---------       ----------     -----------     ----------
          Total stockholders'
            equity..............     583,258       352,364          733,087      (1,085,451)       583,258
                                  ----------     ---------       ----------     -----------     ----------
          Total liabilities and
            stockholders'
            equity..............  $1,044,008     $ 352,364       $1,343,519     $(1,092,484)    $1,647,407
                                  ==========     =========       ==========     ===========     ==========

                       LEAP WIRELESS INTERNATIONAL, INC.

     BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1999 (IN THOUSANDS):

                                                   CRICKET
                                                COMMUNICATIONS   NON-GUARANTOR
                                      LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents.........  $  35,713      $     --        $   8,396      $      --      $  44,109
Restricted cash equivalents.......     20,550            --               --             --         20,550
Accounts receivable, net..........        717            --            2,025             --          2,742
Inventories.......................         --            --            4,329             --          4,329
Other current assets..............      2,967            --           12,444             --         15,411
                                    ---------      --------        ---------      ---------      ---------
          Total current assets....     59,947            --           27,194             --         87,141
Property and equipment, net.......      2,467            --          110,592             --        113,059
Investments in and loans
  receivable from subsidiaries and
  unconsolidated wireless
  operating companies.............    118,506        (7,414)          85,878       (111,092)        85,878
Wireless licenses, net............     18,920            --           37,564             --         56,484
Goodwill and other intangible
  assets, net.....................         --            --           14,991             --         14,991
Deposits and other assets.........      2,496                            716             --          3,212
                                    ---------      --------        ---------      ---------      ---------
          Total assets............  $ 202,336      $ (7,414)       $ 276,935      $(111,092)     $ 360,765
                                    =========      ========        =========      =========      =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable and accrued
  liabilities.....................  $   3,810      $     --        $  22,970      $  (7,683)     $  19,097
Loans payable to banks............         --            --           17,683             --         17,683
                                    ---------      --------        ---------      ---------      ---------
          Total current
            liabilities...........      3,810            --           40,653         (7,683)        36,780
Long-term debt....................    187,570            --          132,988        (16,740)       303,818
Other long-term liabilities.......         64            --            9,211             --          9,275
                                    ---------      --------        ---------      ---------      ---------
          Total liabilities.......    191,444            --          182,852        (24,423)       349,873
                                    ---------      --------        ---------      ---------      ---------
Stockholders' Equity:
  Common stock....................          2             6               --             (6)             2
  Additional paid-in capital......    292,933       125,839          265,656       (391,495)       292,933
  Notes receivable from
     stockholders.................         --       (55,304)              --         55,304             --
  Accumulated deficit.............   (277,720)      (77,955)        (167,250)       245,205       (277,720)
  Accumulated other comprehensive
     loss.........................     (4,323)           --           (4,323)         4,323         (4,323)
                                    ---------      --------        ---------      ---------      ---------
          Total stockholders'
            equity................     10,892        (7,414)          94,083        (86,669)        10,892
                                    ---------      --------        ---------      ---------      ---------
          Total liabilities and
            stockholders'
            equity................  $ 202,336      $ (7,414)       $ 276,935      $(111,092)     $ 360,765
                                    =========      ========        =========      =========      =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     STATEMENT OF OPERATIONS INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS):

                                            CRICKET
                                         COMMUNICATIONS    NON-GUARANTOR
                              LEAP          HOLDINGS       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                            ---------    --------------    -------------    ------------    ------------
Revenues:
  Service revenues........  $      --      $      --         $  40,599        $    --        $  40,599
  Equipment revenues......         --             --             9,718             --            9,718
                            ---------      ---------         ---------        -------        ---------
          Total
            revenues......         --             --            50,317             --           50,317
                            ---------      ---------         ---------        -------        ---------
Operating expenses:
  Cost of service.........         --             --           (22,111)         1,290          (20,821)
  Cost of equipment.......         --             --           (54,883)            --          (54,883)
  Selling, general and
     administrative
     expenses.............    (35,233)            --           (82,116)            --         (117,349)
  Depreciation and
     amortization.........       (815)            --           (23,748)            --          (24,563)
                            ---------      ---------         ---------        -------        ---------
          Total operating
            expenses......    (36,048)            --          (182,858)         1,290         (217,616)
                            ---------      ---------         ---------        -------        ---------
  Operating loss..........    (36,048)            --          (132,541)         1,290         (167,299)
Equity in net income
  (loss) of subsidiaries
  and unconsolidated
  wireless operating
  companies...............    110,229       (110,762)          (78,624)           533          (78,624)
Interest income...........     23,490          1,503            23,484             --           48,477
Interest expense..........    (81,622)            --           (30,736)            --         (112,358)
Foreign currency
  transaction gains,
  net.....................        361             --            13,605             --           13,966
Gain on sale of wholly-
  owned subsidiary........     (4,484)            --           317,916             --          313,432
Gain on issuance of stock
  by unconsolidated
  wireless operating
  company.................         --             --            32,602             --           32,602
Other income, net.........      2,021             --             1,182         (1,290)           1,913
                            ---------      ---------         ---------        -------        ---------
Income (loss) before
  income taxes and
  extraordinary items.....     13,947       (109,259)          146,888            533           52,109
Income taxes..............     (9,693)            --           (37,847)            --          (47,540)
                            ---------      ---------         ---------        -------        ---------
Income (loss) before
  extraordinary items.....      4,254       (109,259)          109,041            533            4,569
Extraordinary loss on
  early extinguishment of
  debt....................     (4,422)            --              (315)            --           (4,737)
                            ---------      ---------         ---------        -------        ---------
          Net
          income (loss)...  $    (168)     $(109,259)        $ 108,726        $   533        $    (168)
                            =========      =========         =========        =======        =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     STATEMENT OF OPERATIONS INFORMATION FOR THE PERIOD FROM SEPTEMBER 1, 1999 TO DECEMBER 31, 1999 (IN THOUSANDS):

                                                   CRICKET
                                                COMMUNICATIONS   NON-GUARANTOR
                                       LEAP        HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   --------------   -------------   ------------   ------------
Revenues:
  Service revenues.................  $     --      $     --        $  6,733        $    --        $  6,733
  Equipment revenues...............        --            --              39             --              39
                                     --------      --------        --------        -------        --------
          Total revenues...........        --            --           6,772             --           6,772
                                     --------      --------        --------        -------        --------
Operating expenses:
  Cost of service..................        --            --          (2,409)            --          (2,409)
  Cost of equipment................        --            --          (7,760)            --          (7,760)
  Selling, general and
     administrative expenses.......    (4,883)           --         (14,461)            --         (19,344)
  Depreciation and amortization....      (212)           --          (6,714)            --          (6,926)
                                     --------      --------        --------        -------        --------
          Total operating
            expenses...............    (5,095)           --         (31,344)            --         (36,439)
                                     --------      --------        --------        -------        --------
  Operating loss...................    (5,095)           --         (24,572)            --         (29,667)
Equity in net loss of subsidiaries
  and unconsolidated wireless
  operating companies..............   (62,351)      (15,822)        (23,077)        78,173         (23,077)
Interest income....................     1,022            --            (258)            --             764
Interest expense...................    (6,196)           --          (6,087)            --         (12,283)
Foreign currency transaction
  losses, net......................        --            --          (8,247)            --          (8,247)
Other expense, net.................    (3,226)           --            (110)            --          (3,336)
                                     --------      --------        --------        -------        --------
          Net loss.................  $(75,846)     $(15,822)       $(62,351)       $78,173        $(75,846)
                                     ========      ========        ========        =======        ========

                       LEAP WIRELESS INTERNATIONAL, INC.

     STATEMENT OF OPERATIONS INFORMATION FOR THE YEAR ENDED AUGUST 31, 1999 (IN THOUSANDS):

                                                   CRICKET
                                                COMMUNICATIONS   NON-GUARANTOR
                                      LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   --------------   -------------   ------------   ------------
Revenues:
  Service revenues................  $      --      $     --        $   3,619       $     --      $   3,619
  Equipment revenues..............         --            --              288             --            288
                                    ---------      --------        ---------       --------      ---------
          Total revenues..........         --            --            3,907             --          3,907
                                    ---------      --------        ---------       --------      ---------
Operating expenses:
  Cost of service.................         --            --           (1,355)            --         (1,355)
  Cost of equipment...............         --            --           (2,455)            --         (2,455)
  Selling, general and
     administrative expenses......    (17,004)           --          (11,741)            --        (28,745)
  Depreciation and amortization...       (563)           --           (5,261)            --         (5,824)
                                    ---------      --------        ---------       --------      ---------
          Total operating
            expenses..............    (17,567)           --          (20,812)            --        (38,379)
                                    ---------      --------        ---------       --------      ---------
  Operating loss..................    (17,567)           --          (16,905)            --        (34,472)
Equity in net loss of and
  write-down of investments in and
  loan receivable from
  subsidiaries and unconsolidated
  wireless operating companies....   (150,897)      (37,436)       $(127,542)       188,333       (127,542)
Interest income...................        960            --            1,545             --          2,505
Interest expense..................     (6,102)           --           (4,254)            --        (10,356)
Foreign currency transaction
  losses, net.....................         --            --           (7,211)            --         (7,211)
Gain on sale of wholly-owned
  subsidiary......................      9,097            --               --             --          9,097
Gain on issuance of stock by
  unconsolidated wireless
  operating company...............         --            --            3,609             --          3,609
Other expense, net................       (104)           --             (139)            --           (243)
                                    ---------      --------        ---------       --------      ---------
          Net loss................  $(164,613)     $(37,436)       $(150,897)      $188,333      $(164,613)
                                    =========      ========        =========       ========      =========

     STATEMENT OF OPERATIONS INFORMATION FOR THE YEAR ENDED AUGUST 31, 1998 (IN THOUSANDS):

                                                   CRICKET
                                                COMMUNICATIONS   NON-GUARANTOR
                                      LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   --------------   -------------   ------------   ------------
Operating expenses:
  Selling, general and
     administrative expenses......  $  (9,292)     $     --        $ (14,596)      $     --      $ (23,888)
                                    ---------      --------        ---------       --------      ---------
  Operating loss..................     (9,292)           --          (14,596)            --        (23,888)
Equity in net loss of subsidiaries
  and unconsolidated wireless
  operating companies.............    (38,284)      (20,697)         (23,118)        58,981        (23,118)
Interest income...................        843            --               --           (570)           273
                                    ---------      --------        ---------       --------      ---------
          Net loss................  $ (46,733)     $(20,697)       $ (37,714)      $ 58,411      $ (46,733)
                                    =========      ========        =========       ========      =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS):

                                               CRICKET
                                            COMMUNICATIONS    NON-GUARANTOR
                                 LEAP          HOLDINGS       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                               ---------    --------------    -------------    ------------    ------------
Operating activities:
         Net cash provided by
            (used in)
            operating
            activities.......  $(128,328)     $   1,503         $ (49,317)      $   9,765       $(166,377)
                               ---------      ---------         ---------       ---------       ---------
Investing activities:
  Purchase of property and
    equipment................     (1,944)            --           (70,301)             --         (72,245)
  Investments in and loans to
    subsidiaries and
    unconsolidated wireless
    operating companies......   (400,536)      (370,161)          (11,033)        763,197         (18,533)
  Acquisitions, net of cash
    acquired.................     (4,475)            --            (1,327)             --          (5,802)
  Purchase of wireless
    licenses.................    (14,934)            --           (79,219)             --         (94,153)
  Net proceeds from disposal
    of subsidiaries..........      4,311             --           210,144              --         214,455
  Purchase of investments....   (125,657)            --          (207,330)             --        (332,987)
  Sale and maturity of
    investments..............    104,410             --            24,130              --         128,540
  Restricted cash equivalents
    and investments, net.....    (44,921)            --                --              --         (44,921)
                               ---------      ---------         ---------       ---------       ---------
         Net cash used in
            investing
            activities.......   (483,746)      (370,161)         (134,936)        763,197        (225,646)
                               ---------      ---------         ---------       ---------       ---------
Financing activities:
  Proceeds from issuance of
    senior and senior
    discount notes...........    550,102             --                --              --         550,102
  Proceeds from loans payable
    to banks and long-term
    debt.....................     31,022             --            28,302              --          59,324
  Repayment of loans payable
    to banks and long-term
    debt.....................   (226,708)            --           (21,496)             --        (248,204)
  Issuance of common stock...    341,949             --             3,738          (3,738)        341,949
  Payment of debt financing
    costs....................    (13,500)            --            (1,722)             --         (15,222)
  Parent company investment
    and advances.............         --        368,658           400,566        (769,224)             --
  Book overdraft.............         --             --            13,386              --          13,386
                               ---------      ---------         ---------       ---------       ---------
         Net cash provided by
            financing
            activities.......    682,865        368,658           422,774        (772,962)        701,335
                               ---------      ---------         ---------       ---------       ---------
Effect of exchange rate
  changes on cash and cash
  equivalents................         --             --            (8,998)             --          (8,998)
Effect of change in foreign
  company reporting lag on
  cash and cash
  equivalents................         --             --            (5,545)             --          (5,545)
                               ---------      ---------         ---------       ---------       ---------
Net increase in cash and cash
  equivalents................     70,791             --           223,978              --         294,769
Cash and cash equivalents at
  beginning of period........     35,713             --             8,396              --          44,109
                               ---------      ---------         ---------       ---------       ---------
Cash and cash equivalents at
  end of period..............  $ 106,504      $      --         $ 232,374       $      --       $ 338,878
                               =========      =========         =========       =========       =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE PERIOD FROM SEPTEMBER 1, 1999 TO DECEMBER 31, 1999 (IN THOUSANDS):

                                                   CRICKET
                                                COMMUNICATIONS   NON-GUARANTOR
                                       LEAP        HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   --------------   -------------   ------------   ------------
Operating activities:
          Net cash used in
            operating activities...  $ (5,620)     $     --        $(28,551)       $ 2,601        $(31,570)
                                     --------      --------        --------        -------        --------
Investing activities:
  Purchase of property and
     equipment.....................       (50)           --          (4,518)            --          (4,568)
  Investments in and loans to
     subsidiaries and
     unconsolidated wireless
     operating companies...........   (18,990)      (11,087)        (11,744)        39,077          (2,744)
  Restricted cash equivalents......   (20,500)           --              --             --         (20,500)
                                     --------      --------        --------        -------        --------
          Net cash used in
            investing activities...   (39,540)      (11,087)        (16,262)        39,077         (27,812)
                                     --------      --------        --------        -------        --------
Financing activities:
  Proceeds from loans payable to
     bank and long-term debt.......    61,650            --          28,290        (28,290)         61,650
  Issuance of common stock.........     1,721            --              --             --           1,721
  Parent company investment and
     advances......................                  11,087           2,301        (13,388)             --
                                     --------      --------        --------        -------        --------
          Net cash provided by
            financing activities...    63,371        11,087          30,591        (41,678)         63,371
                                     --------      --------        --------        -------        --------
Effect of exchange rate changes on
  cash and cash equivalents........        --            --           7,210             --           7,210
Effect of change in foreign company
  reporting lag on cash and cash
  equivalents......................        --            --           6,695             --           6,695
                                     --------      --------        --------        -------        --------
Net increase (decrease) in cash and
  cash equivalents.................    18,211            --            (317)            --          17,894
Cash and cash equivalents at
  beginning of period..............    17,502            --           8,713             --          26,215
                                     --------      --------        --------        -------        --------
Cash and cash equivalents at end of
  period...........................  $ 35,713      $     --        $  8,396        $    --        $ 44,109
                                     ========      ========        ========        =======        ========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE YEAR ENDED AUGUST 31, 1999 (IN THOUSANDS):

                                                    CRICKET
                                                 COMMUNICATIONS   NON-GUARANTOR
                                       LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------   --------------   -------------   ------------   ------------
Operating activities:
          Net cash used in
            operating activities...  $ (17,286)    $      --        $ (16,819)      $     --      $ (34,105)
                                     ---------     ---------        ---------       --------      ---------
Investing activities:
  Purchase of property and
     equipment.....................     (3,182)                          (753)            --         (3,935)
  Investments in and loans to
     subsidiaries and
     unconsolidated wireless
     operating companies...........   (186,707)      (33,969)        (159,484)       255,689       (124,471)
  Acquisition, net of cash
     acquired......................         --            --          (26,942)            --        (26,942)
  Purchase of wireless licenses....         --            --          (19,009)            --        (19,009)
  Net proceeds from disposal of
     subsidiary....................     16,024            --               --             --         16,024
                                     ---------     ---------        ---------       --------      ---------
          Net cash used in
            investing activities...   (173,865)      (33,969)        (206,188)       255,689       (158,333)
                                     ---------     ---------        ---------       --------      ---------
Financing activities:
  Proceeds from loan payable to
     bank and long-term debt.......    128,584            --           16,720        (10,000)       135,304
  Repayment of long-term debt......    (17,500)           --               --             --        (17,500)
  Issuance of common stock.........      2,301         1,103               --             --          3,404
  Parent company investment and
     advances......................     95,268        32,866          212,823       (245,689)        95,268
                                     ---------     ---------        ---------       --------      ---------
          Net cash provided by
            financing activities...    208,653        33,969          229,543       (255,689)       216,476
                                     ---------     ---------        ---------       --------      ---------
Effect of exchange rate changes on
  cash and cash equivalents........         --            --            2,177             --          2,177
                                     ---------     ---------        ---------       --------      ---------
Net increase in cash and cash
  equivalents......................     17,502            --            8,713             --         26,215
Cash and cash equivalents at
  beginning of period..............         --            --               --             --             --
                                     ---------     ---------        ---------       --------      ---------
Cash and cash equivalents at end of
  period...........................  $  17,502     $      --        $   8,713       $     --      $  26,215
                                     =========     =========        =========       ========      =========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE YEAR ENDED AUGUST 31, 1998 (IN THOUSANDS):

                                                    CRICKET
                                                 COMMUNICATIONS   NON-GUARANTOR
                                       LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------   --------------   -------------   ------------   ------------
Operating activities:
          Net cash used in
            operating activities...  $  (9,322)     $     --        $  (8,486)      $   (570)     $ (18,378)
                                     ---------      --------        ---------       --------      ---------
Investing activities:
  Investments in and loans to
     subsidiaries and
     unconsolidated wireless
     operating companies...........   (140,234)      (16,146)        (129,156)       151,632       (133,904)
  Acquisition......................       (564)           --               --             --           (564)
  Purchase of wireless licenses....         --            --           (6,274)            --         (6,274)
                                     ---------      --------        ---------       --------      ---------
          Net cash used in
            investing activities...   (140,798)      (16,146)        (135,430)       151,632       (140,742)
                                     ---------      --------        ---------       --------      ---------
Financing activities:
  Proceeds from loan payable to
     bank..........................         --            --            9,000             --          9,000
  Parent company investment and
     advances......................    150,120        16,146          134,916       (151,062)       150,120
                                     ---------      --------        ---------       --------      ---------
          Net cash provided by
            financing activities...    150,120        16,146          143,916       (151,062)       159,120
                                     ---------      --------        ---------       --------      ---------
Net increase in cash and cash
  equivalents......................         --            --               --             --             --
Cash and cash equivalents at
  beginning of period..............         --            --               --             --             --
                                     ---------      --------        ---------       --------      ---------
Cash and cash equivalents at end of
  period...........................  $      --      $     --        $      --       $     --      $      --
                                     =========      ========        =========       ========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the section entitled "Proposal 1 -- Election of Directors" in Leap's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of Leap's fiscal year ended December 31, 2000, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the section entitled "Executive Compensation" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in Leap's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1. FINANCIAL STATEMENTS:

        The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2000:

        Report of Independent Accountants

        Consolidated Balance Sheets at December 31, 2000 and 1999

        Consolidated Statements of Operations for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for each of the two years in the period ended August 31, 1999

        Consolidated Statements of Cash Flows for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for each of the two years in the period ended August 31, 1999

        Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for each of the two years in the period ended August 31, 1999

        Notes to Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES:

        Report of Independent Accountants on Financial Statement Schedule

        Schedule I -- Condensed Financial Information at December 31, 2000 and 1999, and for the year ended December 31, 2000, for the period from September 1, 1999 to December 31, 1999 and for each of the two years in the period ended August 31, 1999

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3. EXHIBITS:

      EXHIBIT
       NUMBER                        DESCRIPTION OF EXHIBIT
      -------                        ----------------------
    2.1(1)        Share Purchase Agreement, dated as of June 2, 2000 among
                  Endesa S.A., Leap Wireless International, Inc. and
                  Inversiones Leap Wireless Chile, S.A.
    3.1(2)        Amended and Restated Certificate of Incorporation of the
                  Registrant.
    3.1.1(3)      Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of the Registrant.
    3.2(2)        Amended and Restated Bylaws of the Registrant.
    3.3(4)        Form of Certificate of Designation of Series A Junior
                  Participating Preferred Stock of Registrant.
    4.1(2)        Form of Common Stock Certificate.
    4.2(5)        Letter, dated as of May 5, 1999, from Qualcomm Incorporated to the Registrant.
    4.2.1(6)      Superceding Warrant, dated as of August 9, 1999, issued to
                  Qualcomm Incorporated.
    4.2.2(6)      Form of Voting Agreement, dated as of August 9, 1999,
                  between the Registrant and various officers and directors of
                  Qualcomm Incorporated.
    4.2.3(6)      Amended and Restated Agreement Concerning Share Ownership,
                  dated as of August 4, 1999, between the Registrant and
                  Qualcomm Incorporated.
    4.3(4)        Rights Agreement, dated as of September 14, 1998, between
                  the Registrant and Harris Trust Company of California.
    4.3.1(1)      First Amendment to Rights Agreement, dated as of February 8,
                  2000, between Leap Wireless International, Inc. and Harris
                  Trust Company of California.
    4.3.2(1)      Second Amendment to Rights Agreement, dated as of March 30,
                  2000, between Leap Wireless International, Inc. and Harris
                  Trust Company of California.
    4.4(7)        Warrant Agreement, dated as of February 23, 2000, by and
                  between the Registrant and State Street Bank and Trust
                  Company (including Form of Warrant Certificate).
    4.5(7)        Warrant Registration Rights Agreement, dated as of February
                  23, 2000, by and between the Registrant and Morgan Stanley &
                  Co. Incorporated.
    4.6(7)        Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and
                  State Street Bank and Trust Company (including Forms of
                  Notes).
    4.6.1(8)      Supplemental Indenture, dated as of June 13, 2000, by and
                  among Cricket Merger Sub, Inc., the Registrant, Cricket
                  Communications Holdings, Inc. and State Street Bank and
                  Trust Company.
    4.7(7)        Pledge Agreement, dated as of February 23, 2000, by and
                  between the Registrant and State Street Bank and Trust
                  Company.
    4.8(7)        Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings,
                  Inc. and Morgan Stanley & Co. Incorporated.
    10.1(9)       Separation and Distribution Agreement, dated as of September
                  23, 1998, between Qualcomm Incorporated and the Registrant.
    10.1.1(6)     First Amendment to Separation and Distribution Agreement,
                  dated as of August 6, 1999, between the Registrant and
                  Qualcomm Incorporated.

      EXHIBIT
       NUMBER                        DESCRIPTION OF EXHIBIT
      -------                        ----------------------
    10.2(9)       Credit Agreement, dated as of September 23, 1998, between
                  Qualcomm Incorporated and the Registrant.
    10.3(9)       Tax Matters Agreement, dated as of September 23, 1998,
                  between Qualcomm Incorporated and the Registrant.
    10.4(9)       Interim Services Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
    10.5(9)       Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the
                  Registrant.
    10.5.1(6)     First Amendment to Master Agreement Regarding Equipment
                  Procurement, dated as of August 6, 1999, between the
                  Registrant and Qualcomm Incorporated.
    10.6(9)       Employee Benefits Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
    10.7(9)       Conversion Agreement, dated as of September 23, 1998,
                  between Qualcomm Incorporated and the Registrant.
    10.8(9)       Assignment and Assumption Agreement, dated as of September
                  23, 1998, between Qualcomm Incorporated and the Registrant.
    10.9(10)      1998 Stock Option Plan, as amended through April 13, 1999.
    10.9.1(2)     Form of non-qualified/incentive stock option under the 1998
                  Stock Option Plan.
    10.9.2(2)     Form of non-qualified stock option under the 1998 Stock
                  Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant's
                  common stock.
    10.10(2)      Form of the Registrant's 1998 Non-Employee Directors' Stock
                  Option Plan.
    10.10.1(2)    Form of non-qualified stock option under the 1998
                  Non-Employee Directors' Stock Option Plan.
    10.11(2)      Form of the Registrant's Employee Stock Purchase Plan.
    10.12(2)      Assignment and Assumption of Lease dated August 11, 1998
                  between Qualcomm Incorporated and Vaxa International, Inc.
    10.13(2)      Form of Indemnity Agreement to be entered into between the
                  Registrant and its directors and officers.
    10.14(11)     Asset Purchase Agreement, dated December 24, 1998, by and
                  among Chase Telecommunications Holdings, Inc., Anthony
                  Chase, Richard McDugald and the Registrant.
    10.15(12)     Stock Purchase Agreement, dated April 12, 1999, by and among
                  Inversiones Leap Chile S.A., Telex -- Chile S.A., and
                  Chilesat S.A.
    10.16(10)     Novation and Assumption of Payment Obligation Agreement,
                  dated May 11, 1999, by and among Chilesat Telefonia Personal
                  S.A., Inversiones Leap Chile S.A. and Chilesat S.A. (In
                  Spanish and accompanied by a translation in English).
    10.17(6)      Cricket Communications, Inc. 1999 Stock Option Plan (now
                  known as Cricket Communications Holdings, Inc.).
    10.17.1(7)    Amendment No. 1 to 1999 Stock Option Plan of Cricket
                  Communications, Inc. (now known as Cricket Communications
                  Holdings, Inc.).
    10.17.2(6)    Form of non-qualified/incentive stock option under the
                  Cricket Communications, Inc. 1999 Stock Option Plan (now
                  known as Cricket Communications Holdings, Inc.).
    10.18(6)      Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.
    10.19(14)     System Equipment Purchase Agreement, effective as of
                  September 20, 1999, by and between Cricket Communications,
                  Inc. and Ericsson Wireless Communications Inc. (including
                  exhibits thereto). Portions of this exhibit (indicated by
                  asterisks) have been omitted pursuant to a request for
                  confidential treatment pursuant to Rule 24b-2 under the
                  Securities Exchange Act of 1934.

      EXHIBIT
       NUMBER                        DESCRIPTION OF EXHIBIT
      -------                        ----------------------
    10.19.1*+     Amendment #1 to System Equipment Purchase Agreement,
                  effective as of November 28, 2000, by and between Cricket
                  Communications, Inc. and Ericsson Wireless Communications
                  Inc. (including exhibits thereto). Portions of this exhibit
                  (indicated by asterisks) have been omitted pursuant to a
                  request for confidential treatment pursuant to Rule 24b-2
                  under the Securities Exchange Act of 1934.
    10.19.2*+     Form of Amendment #  to System Equipment Purchase Agreement,
                  by and between Cricket Communications, Inc. and Ericsson
                  Wireless Communications Inc. (including exhibits thereto).
                  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment
                  pursuant to Rule 24b-2 under the Securities Exchange Act of
                  1934.
    10.19.3*      Schedule to Form of Amendment #  to System Equipment
                  Purchase Agreement.
    10.20(13)     Second Amended and Restated Deferred Payment Agreement,
                  dated October 12, 1999, among Chilesat Telefonia Personal
                  S.A., Inversiones Leap Chile S.A., and Qualcomm
                  Incorporated, as Vendor, Administrative Agent and Collateral
                  Agent Subsidiaries of the Registrant.
    10.21(15)     Executive Officer Deferred Stock Plan.
    10.22(3)      2000 Stock Option Plan.
    10.22.1*      Form of non-qualified/incentive stock option under the 2000
                  Stock Option Plan.
    10.23(13)     Amended and Restated System Equipment Purchase Agreement,
                  entered into as of June 30, 2000, by and between Cricket
                  Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by
                  asterisks) have been omitted pursuant to a request for
                  confidential treatment pursuant to Rule 24b-2 under the
                  Securities Exchange Act of 1934.
    10.24(8)      System Equipment Purchase Agreement, effective as of August
                  28, 2000, by and between Cricket Communications, Inc. and
                  Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                  Rule 24b-2 under the Securities Exchange Act of 1934.
    10.25(8)      Credit Agreement, dated as of August 28, 2000, among Cricket
                  Communications Holdings, Inc., Cricket Communications, Inc.,
                  the lenders party thereto and Nortel Networks Inc., as
                  Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                  Rule 24b-2 under the Securities Exchange Act of 1934.
    10.25.1(8)    First Amendment, dated as of October 20, 2000, to the Credit
                  Agreement, dated as of August 28, 2000, among Cricket
                  Communications Holdings, Inc., Cricket Communications, Inc.,
                  the lenders party thereto and Nortel Networks Inc., as
                  Administrative Agent (including exhibits thereto).
    10.26(13)     Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket
                  Communications Holdings, Inc., Cricket Communications, Inc,
                  the Lenders party thereto and Lucent Technologies Inc., as
                  Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                  Rule 24b-2 under the Securities Exchange Act of 1934.

      EXHIBIT
       NUMBER                        DESCRIPTION OF EXHIBIT
      -------                        ----------------------
    10.27(8)      Credit Agreement, dated as of October 20, 2000, among
                  Cricket Communications Holdings, Inc., Cricket
                  Communications, Inc., the lenders party thereto and Ericsson
                  Credit AB, as Administrative Agent (including exhibits
                  thereto). Portions of this exhibit (indicated by asterisks)
                  have been omitted pursuant to a request for confidential
                  treatment pursuant to Rule 24b-2 under the Securities
                  Exchange Act of 1934.
    10.28*        Agreement for Purchase and Sale of Licenses, entered into as of November 3, 2000, by and among the Registrant, MVI Corp.,
                  Century Personal Access Network, Inc., Wisconsin RSA #7,
                  Limited Partnership and CenturyTel, Inc.
    10.29(16)     Common Stock Purchase Agreement, dated as of December 20,
                  2000, by and between the Registrant and Acqua Wellington
                  North American Equities Fund, Ltd.
    10.29.1(17)   First Amendment to Common Stock Purchase Agreement, entered into as of January 11, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
    10.30*        Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders
                  from time to time party thereto, Citibank, N.A., as
                  Administrative Agent, and Citibank, N.A., as Collateral
                  Agent.
    10.31*        Pledge Agreement, dated as of January 22, 2001, between the
                  Registrant and Citibank, N.A., as the Collateral Agent.
    21.1*         Subsidiaries of the Registrant.
    23.1*         Consent of PricewaterhouseCoopers LLP, independent
                  accountants.

---------------
  *  Filed herewith.

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

 (4) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

 (5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

 (6) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

 (7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

 (8) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

 (9) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(10) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(12) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

(13) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(14) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(15) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(16) Filed as an exhibit to Leap's Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference.

(17) Filed as an exhibit to Leap's Current Report on Form 8-K dated January 11, 2001, as amended by Amendment No. 1 thereto, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     (1) Current Report on Form 8-K, dated September 28, 2000 filed with the SEC on October 10, 2000. Items 5 and 7 reported, relating to the Special Meeting of Stockholders held on September 28, 2000.

     (2) Current Report on Form 8-K, dated December 20, 2000 filed with the SEC on December 21, 2000. Items 5 and 7 reported, relating to Leap having entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2001                             LEAP WIRELESS INTERNATIONAL, INC.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ HARVEY P. WHITE                     Chief Executive Officer and    March 2, 2001
-----------------------------------------------------             Director
                   Harvey P. White                      (Principal Executive Officer)

                /s/ SUSAN G. SWENSON                     President, Chief Operating     March 2, 2001
-----------------------------------------------------              Officer
                  Susan G. Swenson                              and Director

              /s/ THOMAS D. WILLARDSON                 Senior Vice President, Finance   March 2, 2001
-----------------------------------------------------                and
                Thomas D. Willardson                              Treasurer
                                                        (Principal Financial Officer)

               /s/ STEPHEN P. DHANENS                    Vice President, Controller     March 2, 2001
-----------------------------------------------------  (Principal Accounting Officer)
                 Stephen P. Dhanens

                                                                  Director              March   , 2001
-----------------------------------------------------
             Alejandro Burillo Azcarraga

                  /s/ JILL E. BARAD                               Director              March 2, 2001
-----------------------------------------------------
                    Jill E. Barad

                /s/ THOMAS J. BERNARD                    Vice Chairman and Director     March 2, 2001
-----------------------------------------------------
                  Thomas J. Bernard

                /s/ ANTHONY R. CHASE                              Director              March 2, 2001
-----------------------------------------------------
                  Anthony R. Chase

                 /s/ ROBERT C. DYNES                              Director              March 2, 2001
-----------------------------------------------------
                   Robert C. Dynes

                 /s/ SCOT B. JARVIS                               Director              March 2, 2001
-----------------------------------------------------
                   Scot B. Jarvis

               /s/ MICHAEL B. TARGOFF                             Director              March 2, 2001
-----------------------------------------------------
                 Michael B. Targoff

                                                                  Director              March   , 2001
-----------------------------------------------------
                 Jeffrey P. Williams

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Leap Wireless International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2001 appearing in this Annual Report on Form 10-K of Leap Wireless International, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Diego, California
February 28, 2001

                                                                      SCHEDULE I
                                                                     PAGE 1 OF 4

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                     FINANCIAL CONDITION OF THE REGISTRANT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
ASSETS
Cash and cash equivalents...................................  $  106,504    $  35,713
Restricted cash equivalents and short-term investments......      13,575       20,550
Short-term investments......................................      16,237           --
Other current assets........................................       1,631        3,684
                                                              ----------    ---------
          Total current assets..............................     137,947       59,947
Property and equipment, net.................................       5,763        2,467
Investments in and loans receivable from subsidiaries.......     705,455      118,506
Intangible assets, net......................................      28,907       18,920
Restricted investments......................................      51,896           --
Deposits and other assets...................................     114,040        2,496
                                                              ----------    ---------
          Total assets......................................  $1,044,008    $ 202,336
                                                              ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $    8,618    $   3,810
Other current liabilities...................................      12,319           --
                                                              ----------    ---------
          Total current liabilities.........................      20,937        3,810
Long-term debt..............................................     438,143      187,570
Other long-term liabilities.................................       1,670           64
                                                              ----------    ---------
          Total liabilities.................................     460,750      191,444
                                                              ----------    ---------
Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares; $.0001
     par value,
     no shares issued and outstanding.......................          --           --
  Common stock -- authorized 300,000,000 shares; $.0001 par
     value,
     28,348,694 and 20,039,556 shares issued and outstanding
     at
     December 31, 2000 and 1999 respectively................           3            2
  Additional paid-in capital................................     893,401      292,933
  Unearned stock-based compensation.........................     (10,019)          --
  Accumulated deficit.......................................    (302,898)    (277,720)
  Accumulated other comprehensive income (loss).............       2,771       (4,323)
                                                              ----------    ---------
          Total stockholders' equity........................     583,258       10,892
                                                              ----------    ---------
          Total liabilities and stockholders' equity........  $1,044,008    $ 202,336
                                                              ==========    =========

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 4

                       LEAP WIRELESS INTERNATIONAL, INC.

    CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                 SEPTEMBER 1,
                                                 YEAR ENDED         1999 TO        YEAR ENDED AUGUST 31,
                                                DECEMBER 31,     DECEMBER 31,      ----------------------
                                                    2000             1999             1999        1998
                                                ------------   -----------------   ----------   ---------
Operating expenses:
  Selling, general and administrative
     expenses.................................    $(35,233)        $ (4,883)       $ (17,004)   $ (9,292)
  Depreciation and amortization...............        (815)            (212)            (563)         --
                                                  --------         --------        ---------    --------
          Total operating expenses............     (36,048)          (5,095)         (17,567)     (9,292)
                                                  --------         --------        ---------    --------
  Operating loss..............................     (36,048)          (5,095)         (17,567)     (9,292)
Equity in net loss of and write-down of
  investments in and loan receivable from
  subsidiaries................................     110,229          (62,351)        (150,897)    (38,284)
Interest income...............................      23,490            1,022              960         843
Interest expense..............................     (81,622)          (6,196)          (6,102)         --
Foreign currency transaction gains, net.......         361                                --          --
Gain on sale of wholly-owned subsidiaries.....      (4,484)              --            9,097          --
Other income (expense), net...................       2,021           (3,226)            (104)         --
                                                  --------         --------        ---------    --------
Income (loss) before income taxes and
  extraordinary items.........................      13,947          (75,846)        (164,613)    (46,733)
Income taxes..................................      (9,693)              --               --          --
                                                  --------         --------        ---------    --------
Income (loss) before extraordinary items......       4,254          (75,846)        (164,613)    (46,733)
Extraordinary loss on early extinguishment of
  debt........................................      (4,422)              --               --          --
                                                  --------         --------        ---------    --------
  Net loss....................................    $   (168)        $(75,846)       $(164,613)   $(46,733)
                                                  ========         ========        =========    ========
Basic net income (loss) per common share:
  Income (loss) before extraordinary items....    $   0.16         $  (4.01)       $   (9.19)   $  (2.65)
  Extraordinary loss..........................       (0.17)              --               --          --
                                                  --------         --------        ---------    --------
       Net loss...............................    $  (0.01)        $  (4.01)       $   (9.19)   $  (2.65)
                                                  ========         ========        =========    ========
Diluted net income (loss) per common share:
  Income (loss) before extraordinary items....    $   0.13         $  (4.01)       $   (9.19)   $  (2.65)
  Extraordinary loss..........................       (0.14)              --               --          --
                                                  --------         --------        ---------    --------
       Net loss...............................    $  (0.01)        $  (4.01)       $   (9.19)   $  (2.65)
                                                  ========         ========        =========    ========
Shares used in per share calculations:
  Basic.......................................      25,398           18,928           17,910      17,648
                                                  ========         ========        =========    ========
  Diluted.....................................      32,543           18,928           17,910      17,648
                                                  ========         ========        =========    ========

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 4

                       LEAP WIRELESS INTERNATIONAL, INC.

                        CONDENSED INFORMATION AS TO THE
                          CASH FLOWS OF THE REGISTRANT
                                 (IN THOUSANDS)

                                                                 PERIOD FROM
                                                YEAR ENDED    SEPTEMBER 1, 1999   YEAR ENDED AUGUST 31,
                                               DECEMBER 31,    TO DECEMBER 31,    ---------------------
                                                   2000             1999            1999        1998
                                               ------------   -----------------   ---------   ---------
Net cash used in operating activities........   $(128,328)        $ (5,620)       $ (17,286)  $  (9,322)
                                                ---------         --------        ---------   ---------
Investing activities:
  Purchase of property and equipment.........      (1,944)             (50)          (3,182)         --
  Investments in and loans to subsidiaries...    (400,536)         (18,990)        (186,707)   (140,234)
  Acquisitions, net of cash acquired.........      (4,475)              --               --        (564)
  Purchase of wireless licenses..............     (14,934)              --               --          --
  Net proceeds from disposal of
     subsidiaries............................       4,311               --           16,024          --
  Purchases of investments...................    (125,657)              --               --          --
  Sale and maturity of investments...........     104,410               --               --          --
  Restricted cash equivalents and
     investments, net........................     (44,921)         (20,500)              --          --
                                                ---------         --------        ---------   ---------
          Net cash used in investing
            activities.......................    (483,746)         (39,540)        (173,865)   (140,798)
                                                ---------         --------        ---------   ---------
Financing activities:
  Proceeds from issuance of senior and senior
     discount notes..........................     550,102               --               --          --
  Proceeds from loans payable to banks and
     long-term debt..........................      31,022           61,650          128,584          --
  Repayment of loans payable to banks and
     long-term debt..........................    (226,708)              --          (17,500)         --
  Issuance of common stock...................     341,949            1,721            2,301          --
  Payment of debt financing costs............     (13,500)              --               --          --
  Former parent company's investment.........          --               --           95,268     150,120
                                                ---------         --------        ---------   ---------
          Net cash provided by financing
            activities.......................     682,865           63,371          208,653     150,120
                                                ---------         --------        ---------   ---------
Net increase in cash and cash equivalents....      70,791           18,211           17,502          --
Cash and cash equivalents at beginning of
  period.....................................      35,713           17,502               --          --
                                                ---------         --------        ---------   ---------
Cash and cash equivalents at end of period...   $ 106,504         $ 35,713        $  17,502   $      --
                                                =========         ========        =========   =========

           See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     PAGE 4 OF 4

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

     No cash dividends were paid to Leap by its subsidiaries during the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 or the years ended August 31, 1999 and 1998.

     For accounting policies and other information, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   -------                         ----------------------
 2.1(1)         Share Purchase Agreement, dated as of June 2, 2000 among
                Endesa S.A., Leap Wireless International, Inc. and
                Inversiones Leap Wireless Chile, S.A.
 3.1(2)         Amended and Restated Certificate of Incorporation of the
                Registrant.
 3.1.1(3)       Certificate of Amendment of Amended and Restated Certificate
                of Incorporation of the Registrant.
 3.2(2)         Amended and Restated Bylaws of the Registrant.
 3.3(4)         Form of Certificate of Designation of Series A Junior
                Participating Preferred Stock of Registrant.
 4.1(2)         Form of Common Stock Certificate.
 4.2(5)         Letter, dated as of May 5, 1999, from Qualcomm Incorporated to the Registrant.
 4.2.1(6)       Superceding Warrant, dated as of August 9, 1999, issued to
                Qualcomm Incorporated.
 4.2.2(6)       Form of Voting Agreement, dated as of August 9, 1999,
                between the Registrant and various officers and directors of
                Qualcomm Incorporated.
 4.2.3(6)       Amended and Restated Agreement Concerning Share Ownership,
                dated as of August 4, 1999, between the Registrant and
                Qualcomm Incorporated.
 4.3(4)         Rights Agreement, dated as of September 14, 1998, between
                the Registrant and Harris Trust Company of California.
 4.3.1(1)       First Amendment to Rights Agreement, dated as of February 8,
                2000, between Leap Wireless International, Inc. and Harris
                Trust Company of California.
 4.3.2(1)       Second Amendment to Rights Agreement, dated as of March 30,
                2000, between Leap Wireless International, Inc. and Harris
                Trust Company of California.
 4.4(7)         Warrant Agreement, dated as of February 23, 2000, by and
                between the Registrant and State Street Bank and Trust
                Company (including Form of Warrant Certificate).
 4.5(7)         Warrant Registration Rights Agreement, dated as of February
                23, 2000, by and between the Registrant and Morgan Stanley &
                Co. Incorporated.
 4.6(7)         Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and
                State Street Bank and Trust Company (including Forms of
                Notes).
 4.6.1(8)       Supplemental Indenture, dated as of June 13, 2000, by and
                among Cricket Merger Sub, Inc., the Registrant, Cricket
                Communications Holdings, Inc. and State Street Bank and
                Trust Company.
 4.7(7)         Pledge Agreement, dated as of February 23, 2000, by and
                between the Registrant and State Street Bank and Trust
                Company.
 4.8(7)         Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings,
                Inc. and Morgan Stanley & Co. Incorporated.
10.1(9)         Separation and Distribution Agreement, dated as of September
                23, 1998, between Qualcomm Incorporated and the Registrant.
10.1.1(6)       First Amendment to Separation and Distribution Agreement,
                dated as of August 6, 1999, between the Registrant and
                Qualcomm Incorporated.
10.2(9)         Credit Agreement, dated as of September 23, 1998, between
                Qualcomm Incorporated and the Registrant.
10.3(9)         Tax Matters Agreement, dated as of September 23, 1998,
                between Qualcomm Incorporated and the Registrant.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   -------                         ----------------------
10.4(9)         Interim Services Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.5(9)         Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the
                Registrant.
10.5.1(6)       First Amendment to Master Agreement Regarding Equipment
                Procurement, dated as of August 6, 1999, between the
                Registrant and Qualcomm Incorporated.
10.6(9)         Employee Benefits Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.7(9)         Conversion Agreement, dated as of September 23, 1998,
                between Qualcomm Incorporated and the Registrant.
10.8(9)         Assignment and Assumption Agreement, dated as of September
                23, 1998, between Qualcomm Incorporated and the Registrant.
10.9(10)        1998 Stock Option Plan, as amended through April 13, 1999.
10.9.1(2)       Form of non-qualified/incentive stock option under the 1998
                Stock Option Plan.
10.9.2(2)       Form of non-qualified stock option under the 1998 Stock
                Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant's
                common stock.
10.10(2)        Form of the Registrant's 1998 Non-Employee Directors' Stock
                Option Plan.
10.10.1(2)      Form of non-qualified stock option under the 1998
                Non-Employee Directors' Stock Option Plan.
10.11(2)        Form of the Registrant's Employee Stock Purchase Plan.
10.12(2)        Assignment and Assumption of Lease dated August 11, 1998
                between Qualcomm Incorporated and Vaxa International, Inc.
10.13(2)        Form of Indemnity Agreement to be entered into between the
                Registrant and its directors and officers.
10.14(11)       Asset Purchase Agreement, dated December 24, 1998, by and
                among Chase Telecommunications Holdings, Inc., Anthony
                Chase, Richard McDugald and the Registrant.
10.15(12)       Stock Purchase Agreement, dated April 12, 1999, by and among
                Inversiones Leap Chile S.A., Telex -- Chile S.A., and
                Chilesat S.A.
10.16(10)       Novation and Assumption of Payment Obligation Agreement,
                dated May 11, 1999, by and among Chilesat Telefonia Personal
                S.A., Inversiones Leap Chile S.A. and Chilesat S.A. (In
                Spanish and accompanied by a translation in English).
10.17(6)        Cricket Communications, Inc. 1999 Stock Option Plan (now
                known as Cricket Communications Holdings, Inc.).
10.17.1(7)      Amendment No. 1 to 1999 Stock Option Plan of Cricket
                Communications, Inc. (now known as Cricket Communications
                Holdings, Inc.).
10.17.2(6)      Form of non-qualified/incentive stock option under the
                Cricket Communications, Inc. 1999 Stock Option Plan (now
                known as Cricket Communications Holdings, Inc.).
10.18(6)        Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.
10.19(14)       System Equipment Purchase Agreement, effective as of
                September 20, 1999, by and between Cricket Communications,
                Inc. and Ericsson Wireless Communications Inc. (including
                exhibits thereto). Portions of this exhibit (indicated by
                asterisks) have been omitted pursuant to a request for
                confidential treatment pursuant to Rule 24b-2 under the
                Securities Exchange Act of 1934.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   -------                         ----------------------
10.19.1*+       Amendment #1 to System Equipment Purchase Agreement,
                effective as of November 28, 2000, by and between Cricket
                Communications, Inc. and Ericsson Wireless Communications
                Inc. (including exhibits thereto). Portions of this exhibit
                (indicated by asterisks) have been omitted pursuant to a
                request for confidential treatment pursuant to Rule 24b-2
                under the Securities Exchange Act of 1934.
10.19.2*+       Form of Amendment #  to System Equipment Purchase Agreement,
                by and between Cricket Communications, Inc. and Ericsson
                Wireless Communications Inc. (including exhibits thereto).
                Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment
                pursuant to Rule 24b-2 under the Securities Exchange Act of
                1934.
10.19.3*        Schedule to Form of Amendment #  to System Equipment
                Purchase Agreement
10.20(13)       Second Amended and Restated Deferred Payment Agreement,
                dated October 12, 1999, among Chilesat Telefonia Personal
                S.A., Inversiones Leap Chile S.A., and Qualcomm
                Incorporated, as Vendor, Administrative Agent and Collateral
                Agent Subsidiaries of the Registrant.
10.21(15)       Executive Officer Deferred Stock Plan.
10.22(3)        2000 Stock Option Plan.
10.22.1*        Form of non-qualified/incentive stock option under the 2000
                Stock Option Plan.
10.23(13)       Amended and Restated System Equipment Purchase Agreement,
                entered into as of June 30, 2000, by and between Cricket
                Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by
                asterisks) have been omitted pursuant to a request for
                confidential treatment pursuant to Rule 24b-2 under the
                Securities Exchange Act of 1934.
10.24(8)        System Equipment Purchase Agreement, effective as of August
                28, 2000, by and between Cricket Communications, Inc. and
                Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                Rule 24b-2 under the Securities Exchange Act of 1934.
10.25(8)        Credit Agreement, dated as of August 28, 2000, among Cricket
                Communications Holdings, Inc., Cricket Communications, Inc.,
                the lenders party thereto and Nortel Networks Inc., as
                Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                Rule 24b-2 under the Securities Exchange Act of 1934.
10.25.1(8)      First Amendment, dated as of October 20, 2000, to the Credit
                Agreement, dated as of August 28, 2000, among Cricket
                Communications Holdings, Inc., Cricket Communications, Inc.,
                the lenders party thereto and Nortel Networks Inc., as
                Administrative Agent (including exhibits thereto).
10.26(13)       Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket
                Communications Holdings, Inc., Cricket Communications, Inc,
                the Lenders party thereto and Lucent Technologies Inc., as
                Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to
                Rule 24b-2 under the Securities Exchange Act of 1934.
10.27(8)        Credit Agreement, dated as of October 20, 2000, among
                Cricket Communications Holdings, Inc., Cricket
                Communications, Inc., the lenders party thereto and Ericsson
                Credit AB, as Administrative Agent (including exhibits
                thereto). Portions of this exhibit (indicated by asterisks)
                have been omitted pursuant to a request for confidential
                treatment pursuant to Rule 24b-2 under the Securities
                Exchange Act of 1934.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   -------                         ----------------------
10.28*          Agreement for Purchase and Sale of Licenses, entered into as of November 3, 2000, by and among the Registrant, MVI Corp.,
                Century Personal Access Network, Inc., Wisconsin RSA #7,
                Limited Partnership and CenturyTel, Inc.
10.29(16)       Common Stock Purchase Agreement, dated as of December 20,
                2000, by and between the Registrant and Acqua Wellington
                North American Equities Fund, Ltd.
10.29.1(17)     First Amendment to Common Stock Purchase Agreement, entered into as of January 11, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
10.30*          Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders
                from time to time party thereto, Citibank, N.A., as
                Administrative Agent, and Citibank, N.A., as Collateral
                Agent.
10.31*          Pledge Agreement, dated as of January 22, 2001, between the
                Registrant and Citibank, N.A., as the Collateral Agent.
21.1*           Subsidiaries of the Registrant.
23.1*           Consent of PricewaterhouseCoopers LLP, independent
                accountants.

---------------
  *  Filed herewith.

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

 (4) Filed as an exhibit to Leap's Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

 (5) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

 (6) Filed as an exhibit to Leap's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

 (7) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

 (8) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

 (9) Filed as an exhibit to Leap's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(10) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to Leap's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(12) Filed as an exhibit to Leap's Current Report on Form 8-K dated May 4, 1999, and incorporated herein by reference.

(13) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(14) Filed as an exhibit to Leap's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(15) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(16) Filed as an exhibit to Leap's Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference.

(17) Filed as an exhibit to Leap's Current Report on Form 8-K dated January 11, 2001, as amended by Amendment No. 1 thereto, and incorporated herein by reference.