Form 10-Q
period 2001-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2001-05-15
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-29752

                       LEAP WIRELESS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0811062
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

  10307 PACIFIC CENTER COURT, SAN DIEGO, CA                        92121
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (858) 882-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORTED)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

 The number of shares of registrant's common stock outstanding on May 11, 2001 was 33,877,628.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LEAP WIRELESS INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
Item 2.  Management's Discussion and Analysis of Financial Condition    19
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market          40
         Risk........................................................

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   42
Item 2.  Changes in Securities and Uses of Proceeds..................   42
Item 3.  Defaults Upon Senior Securities.............................   42
Item 4.  Submission of Matters to a Vote of Security Holders.........   42
Item 5.  Other Information...........................................   42
Item 6.  Exhibits and Reports on Form 8-K............................   42

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       LEAP WIRELESS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $  342,589      $  338,878
Restricted cash equivalents.................................      13,678          13,575
Short-term investments......................................     216,073         199,106
Inventories.................................................      12,574           9,032
Notes receivable, net.......................................      79,276         138,907
Other current assets........................................       8,066          12,746
                                                              ----------      ----------
     Total current assets...................................     672,256         712,244
Property and equipment, net.................................     507,991         430,193
Investment in unconsolidated wireless operating company.....       8,191          34,691
Wireless licenses, net......................................     273,436         265,635
Goodwill and other intangible assets, net...................      33,371          30,297
Restricted investments......................................      52,735          51,896
Deposits for wireless licenses..............................      91,867          91,772
Other assets................................................     157,098          30,679
                                                              ----------      ----------
     Total assets...........................................  $1,796,945      $1,647,407
                                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................  $   40,331      $   58,735
Other current liabilities...................................      60,023          65,690
                                                              ----------      ----------
     Total current liabilities..............................     100,354         124,425
Long-term debt..............................................   1,130,318         897,878
Other long-term liabilities.................................      40,014          41,846
                                                              ----------      ----------
     Total liabilities......................................   1,270,686       1,064,149
                                                              ----------      ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock -- authorized 10,000,000 shares; $.0001
     par value, no shares issued and outstanding............          --              --
  Common stock -- authorized 300,000,000 shares; $.0001 par
     value, 30,063,176 and 28,348,694 shares issued and
     outstanding at March 31, 2001 and December 31, 2000,
     respectively...........................................           3               3
  Additional paid-in capital................................     948,990         893,401
  Unearned stock-based compensation.........................      (8,256)        (10,019)
  Accumulated deficit.......................................    (417,283)       (302,898)
  Accumulated other comprehensive income....................       2,805           2,771
                                                              ----------      ----------
     Total stockholders' equity.............................     526,259         583,258
                                                              ----------      ----------
     Total liabilities and stockholders' equity.............  $1,796,945      $1,647,407
                                                              ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Revenues:
  Service revenues..........................................  $  25,655    $  9,418
  Equipment revenues........................................     11,098         573
                                                              ---------    --------
          Total revenues....................................     36,753       9,991
                                                              ---------    --------
Operating expenses:
  Cost of service...........................................    (12,226)     (2,783)
  Cost of equipment.........................................    (30,938)    (13,248)
  Selling and marketing.....................................    (17,015)     (6,676)
  General and administrative................................    (24,686)    (15,427)
  Depreciation and amortization.............................    (14,787)     (5,242)
                                                              ---------    --------
          Total operating expenses..........................    (99,652)    (43,376)
                                                              ---------    --------
  Operating loss............................................    (62,899)    (33,385)
Equity in net loss of investments in and loan receivable
  from unconsolidated wireless operating companies..........    (26,182)    (29,583)
Interest income.............................................     10,899       4,691
Interest expense............................................    (37,611)    (16,160)
Foreign currency transaction gains (losses), net............     (1,235)      1,399
Other income, net...........................................      3,576         635
                                                              ---------    --------
Loss before income taxes and extraordinary item.............   (113,452)    (72,403)
Income taxes................................................       (933)         --
                                                              ---------    --------
Loss before extraordinary item..............................   (114,385)    (72,403)
Extraordinary loss on early extinguishment of debt..........         --      (4,422)
                                                              ---------    --------
          Net loss..........................................  $(114,385)   $(76,825)
                                                              =========    ========
Other comprehensive income (loss):
  Foreign currency translation gains (losses)...............       (318)      3,348
  Unrealized holding gains on investments, net..............        352          --
                                                              ---------    --------
          Comprehensive loss................................  $(114,351)   $(73,477)
                                                              =========    ========
Basic and diluted net loss per common share:
  Loss before extraordinary item............................  $   (3.88)   $  (3.23)
  Extraordinary loss........................................         --       (0.20)
                                                              ---------    --------
          Net loss..........................................  $   (3.88)   $  (3.43)
                                                              =========    ========
Shares used in per share calculations:
  Basic and diluted.........................................     29,462      22,397
                                                              =========    ========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Operating activities:
  Net cash used in operating activities.....................  $(78,577)   $ (10,529)
                                                              --------    ---------
Investing activities:
  Purchase of property and equipment........................   (29,574)      (9,656)
  Investments in and loans to unconsolidated wireless
     operating companies....................................        --       (9,900)
  Acquisitions, net of cash acquired........................    (2,900)      (1,327)
  Purchase of wireless licenses.............................    (4,761)     (13,396)
  Net proceeds from disposal of subsidiary..................        --        4,311
  Purchase of investments...................................   (85,771)    (579,994)
  Sale and maturity of investments..........................    71,492           --
  Restricted cash equivalents and investments, net..........      (942)     (88,371)
  Sale of note receivable...................................    60,678           --
  Other.....................................................    (2,179)          --
                                                              --------    ---------
          Net cash provided by (used in) investing
            activities......................................     6,043     (698,333)
                                                              --------    ---------
Financing activities:
  Proceeds from issuance of senior and senior discount
     notes..................................................        --      550,102
  Proceeds from loans payable to banks and long-term debt...    20,940       45,324
  Repayment of long-term debt...............................      (451)    (228,522)
  Issuance of common stock..................................    55,756      334,435
  Payment of debt financing costs...........................        --      (13,758)
                                                              --------    ---------
          Net cash provided by financing activities.........    76,245      687,581
                                                              --------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        --         (592)
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........     3,711      (21,873)
Cash and cash equivalents at beginning of period............   338,878       44,109
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $342,589    $  22,236
                                                              ========    =========

     See accompanying notes to condensed consolidated financial statements.

                       LEAP WIRELESS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY AND NATURE OF BUSINESS

     Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the "Company" or "Leap") is a wireless communications carrier that offers digital wireless service in the United States under the brand "Cricket." Cricket service is operated by the Company's wholly-owned subsidiary, Cricket Communications, Inc. ("Cricket Communications"), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. ("Cricket Communications Holdings"). The Company's Cricket service was introduced in Chattanooga, Tennessee in March 1999. Leap has introduced Cricket service in additional markets in the United States in 2000 and 2001 and plans to introduce Cricket service in additional markets in the United States in the remainder of 2001 and beyond. The Company also has a 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V. ("Pegaso"), a Mexican corporation which operates a wireless network in Mexico. From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. ("Smartcom"), a Chilean corporation which operates a nationwide wireless network in Chile.

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

INTERIM FINANCIAL STATEMENTS

     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders' equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 2, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. To accommodate the different fiscal periods of the Company and its foreign operating companies, the Company recognizes its share of net earnings or losses of such foreign companies on a three-month lag.

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

     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party resellers are included in inventory until they are sold to and activated by customers. Amounts due from third party resellers for handsets are recorded as deferred revenue

                       LEAP WIRELESS INTERNATIONAL, INC.

upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns at the time of recognizing revenue. Returns have historically been insignificant.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method.

     The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                                (UNAUDITED)
Employee stock options......................................  7,646     5,337
Qualcomm Incorporated warrant...............................  3,375     4,500
Senior and senior discount unit warrants....................  2,830     2,830

     As a result of the exclusion of these shares, basic and diluted net loss per common share are the same for the periods presented.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company for the quarter ended March 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value.

     As defined under SFAS No. 133, the Company's derivative instruments and hedging activities are limited to hedging agreements which fix or limit the interest cost to Cricket Communications and the Leap subsidiaries that guarantee Cricket Communications' vendor loans (other than Cricket Communications Holdings) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of
(a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. As of March 31, 2001, Cricket Communications had purchased agreements totaling $0.1 million that limit Cricket Communications' interest cost on $300.0 million of its outstanding vendor loan balances which expire on various dates through May 2003. The adoption of SFAS No. 133, as amended by SFAS No. 138, has not had a material impact on the Company's consolidated financial position or results of operations.

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 2. ACQUISITIONS

     From January 1, 2001 through May 14, 2001, the Company completed the purchase of wireless licenses in various markets and certain wireless data assets for an aggregate of $177.8 million in cash, the assumption of debt and other liabilities totaling $92.2 million (including a secured promissory note in the principal amount of $86.5 million with interest at the rate of 10% per annum, with principal and interest payable in quarterly installments, with the first installment of $48.0 million plus interest due July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002), and the issuance of 722,245 shares of the Company's common stock with a fair value at the time of purchase of approximately $19.7 million. Approximately 75,000 shares issued in connection with one of the acquisitions are being held in an escrow account for satisfaction of indemnification obligations of the seller.

NOTE 3. INVESTMENTS IN AND LOANS RECEIVABLE FROM WIRELESS OPERATING COMPANIES

     The Company has equity interests in companies that directly or indirectly operate wireless communications networks. The Company's ability to withdraw funds, including dividends, from its participation in such investments is dependent on receiving the consent of lenders and the other participants, over which the Company has no control.

     Prior to the Company's acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. ("Chase Telecommunications Holdings") in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million during the three months ended March 31, 2000.

     At March 31, 2001, the Company had a 20.1% interest in Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In July 1999, several of the other investors purchased an additional $50.0 million of capital stock of Pegaso. In April 2000, Sprint PCS invested $200.0 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. Several of the other existing investors contributed an additional $50.0 million of capital in August 2000, reducing the Company's percentage interest to 20.1%. Pegaso requires substantial additional capital to continue its planned growth and operations. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap's ownership interest in Pegaso may be diluted due to additional capital contributions of other investors. The Company recorded equity losses from Pegaso of $26.2 million and $19.2 million, during the three months ended March 31, 2001 and 2000, respectively.

     Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

                                                       MARCH 31,     DECEMBER 31,
                                                         2001            2000
                                                      -----------    ------------
                                                      (UNAUDITED)
Current assets......................................   $  87,896      $ 106,751
Non-current assets..................................     718,319        678,628
Current liabilities.................................    (435,274)      (300,424)
Non-current liabilities.............................    (330,219)      (312,489)
                                                       ---------      ---------
          Total stockholders' capital...............      40,722        172,466
Other stockholders' share of capital................      32,531        137,775
                                                       ---------      ---------
Investment in unconsolidated wireless operating
  company...........................................   $   8,191      $  34,691
                                                       =========      =========

                       LEAP WIRELESS INTERNATIONAL, INC.

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ---------------------
                                                          2001         2000
                                                        ---------    --------
                                                             (UNAUDITED)
Operating revenues....................................  $  38,295    $  7,623
                                                        ---------    --------
Operating expenses....................................   (138,955)    (71,462)
Other expense, net....................................    (16,658)    (13,677)
Foreign currency transaction losses, net..............    (12,844)     (4,932)
                                                        ---------    --------
          Net loss....................................   (130,162)    (82,448)
Other stockholders' share of net loss.................   (103,980)    (51,293)
                                                        ---------    --------
Company's share of net loss...........................    (26,182)    (31,155)
Elimination of intercompany transactions..............         --       1,572
                                                        ---------    --------
          Equity in net loss of investments in and
            loan receivable from unconsolidated
            wireless operating companies..............  $ (26,182)   $(29,583)
                                                        =========    ========

NOTE 4. LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                      MARCH 31,     DECEMBER 31,
                                                        2001            2000
                                                     -----------    ------------
                                                     (UNAUDITED)
12.5% senior notes, due 2010, effective interest
  rate of 15.8%....................................  $  164,608       $162,939
14.5% senior discount notes, face amount of $668.0
  million, due 2010, effective interest rate of
  16.3%............................................     289,180        274,776
Vendor financing agreements, weighted average
  interest rate of 9.6%............................     466,511        378,668
U.S. government financing, weighted average
  effective interest rate of 9.9%..................      84,559         83,140
Qualcomm term loan, effective interest rate of
  11.0%............................................     127,338             --
                                                     ----------       --------
                                                      1,132,196        899,523
Less current portion...............................      (1,878)        (1,645)
                                                     ----------       --------
                                                     $1,130,318       $897,878
                                                     ==========       ========

QUALCOMM TERM LOAN

     In January 2001, the Company entered into a secured loan agreement with Qualcomm Incorporated ("Qualcomm") under which Qualcomm agreed to loan to the Company approximately $125.3 million to finance its acquisition of wireless licenses in the Federal Communication Commission's ("FCC") broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by the transfer to the Company of an FCC auction discount voucher, and the Company issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for the commitment fee due to Qualcomm at the initial borrowing. Under the terms of the agreement, the Company must repay the outstanding principal and accrued interest to Qualcomm under these notes in a single payment no later than five years after the date of the initial borrowing. The loan is subject to mandatory prepayments in certain circumstances, including as a result of the Company's receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by the Company or its subsidiaries (other than certain excluded

                       LEAP WIRELESS INTERNATIONAL, INC.

issuances such as equipment vendor financing, and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). The loan bears interest at a variable rate depending on the collateral the Company provides. The Company expects this rate to be at LIBOR plus 7.5%. Interest on the loan is payable semi-annually. However, the Company may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. The auction discount voucher loan will begin to accrue interest from the date the FCC applies the auction discount voucher against amounts the Company owes for licenses it acquires through the January 2001 FCC auction. As of March 31, 2001, none of the licenses for which the Company was the winning bidder in the January 2001 FCC auction had been granted by the FCC, and the auction discount voucher had not yet been applied. If the FCC does not issue the licenses on which the Company was the successful high bidder, under certain circumstances the Company may be able to repay the loan by returning the auction discount voucher. As security for the loan, the Company has agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses that the Company acquires through the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loan. The loan is subject to the same covenants that are contained in the indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

NOTE 5. STOCKHOLDERS' EQUITY

COMMON STOCK PURCHASE AGREEMENT

     In December 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") under which the Company may, at its discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, the Company may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of its common stock, during one or more 18 trading day periods. In addition, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on the Company's market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. A special provision in the agreement (as amended) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, the Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

NOTE 6. COMMITMENTS AND CONTINGENCIES

     In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. The Company guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, the Company has received an option to subscribe for and purchase limited voting series "N" treasury shares of Pegaso. The number of shares that may be purchased by the Company under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series "N" treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. As of March 31, 2001, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of the Company's guarantee had not increased.

     Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the

                       LEAP WIRELESS INTERNATIONAL, INC.

opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7. SUPPLEMENTARY CASH FLOW INFORMATION (IN THOUSANDS):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ---------------------
                                                          2001        2000
                                                        --------    ---------
                                                             (UNAUDITED)
Supplementary disclosure of cash flow information:
  Cash paid for interest..............................  $  2,082    $  14,653
  Cash paid for income taxes..........................  $  5,639    $      --
Supplementary disclosure of non-cash investing and
  financing activities:
  Long-term financing to purchase equipment...........  $ 57,799    $  39,545
  Long-term financing to purchase wireless licenses...     1,418        9,601
  Long-term financing for auction discount voucher....   125,274           --
  Facility fee due on long-term debt..................     1,253        1,800
  Long-term financing for loans to unconsolidated
     wireless operating company.......................        --       10,338
Supplementary disclosure of cash used for
  acquisitions:
  Total purchase price................................     3,560      152,946
  Warrant issued for subsidiary company common
     stock............................................        --      (15,353)
  Liabilities assumed at present value................      (660)    (131,293)
  Cash acquired.......................................        --       (4,973)
                                                        --------    ---------
  Cash used for acquisitions..........................  $  2,900    $   1,327
                                                        ========    =========

NOTE 8. SEGMENT DATA

     The Company's current reportable segments are countries in which it manages, supports, operates and participates in wireless communications business ventures. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. The Company's reportable segments are comprised of its consolidated and unconsolidated U.S. subsidiaries and Pegaso in Mexico. As a result of the Company's June 2000 sale of Smartcom, segment data excludes Smartcom.

                       LEAP WIRELESS INTERNATIONAL, INC.

     Summary information by segment is as follows (in thousands):

                                                         AS OF AND FOR THE
                                                            THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ----------------------
                                                          2001         2000
                                                       ----------    --------
                                                            (UNAUDITED)
UNITED STATES:
Revenues.............................................  $   36,753    $  4,199
Operating loss.......................................     (55,358)    (14,506)
Depreciation and amortization........................     (14,341)     (5,669)
Capital expenditures.................................     (86,037)    (35,886)
Purchase of wireless licenses........................      (6,714)    (73,154)
Total assets.........................................   1,173,583     213,635

MEXICO:
Revenues.............................................      38,295       4,652
Operating loss.......................................    (100,660)    (53,509)
Depreciation and amortization........................     (12,789)     (5,027)
Capital expenditures.................................     (99,133)    (66,067)
Total assets.........................................     806,215     597,566

     A reconciliation of the Company's segment revenues, operating losses and depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ---------------------
                                                          2001         2000
                                                        ---------    --------
                                                             (UNAUDITED)
Segment revenues......................................  $  75,048    $  8,851
Revenues of unconsolidated wireless operating
  companies...........................................    (38,295)     (7,623)
Smartcom..............................................         --       8,763
                                                        ---------    --------
  Consolidated revenues...............................  $  36,753    $  9,991
                                                        =========    ========
Segment operating losses..............................  $(156,018)   $(68,015)
Operating losses of unconsolidated wireless operating
  companies...........................................    100,660      63,839
Smartcom..............................................         --     (23,176)
Corporate and eliminations............................     (7,541)     (6,033)
                                                        ---------    --------
  Consolidated operating loss.........................  $ (62,899)   $(33,385)
                                                        =========    ========
Segment depreciation and amortization.................  $ (27,130)   $(10,696)
Depreciation and amortization of unconsolidated
  wireless operating companies........................     12,789      10,482
Smartcom..............................................         --      (4,863)
Corporate and eliminations............................       (446)       (165)
                                                        ---------    --------
  Consolidated depreciation and amortization..........  $ (14,787)   $ (5,242)
                                                        =========    ========

                       LEAP WIRELESS INTERNATIONAL, INC.

     Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
                                                         2001           2000
                                                       ---------    ------------
                                                              (UNAUDITED)
REVENUES:
United States........................................  $ 36,753       $  1,228
Other countries......................................        --          8,763
                                                       --------       --------
          Total consolidated revenues................  $ 36,753       $  9,991
                                                       ========       ========

                                                        MARCH 31,     DECEMBER 31,
                                                          2001            2000
                                                       -----------    ------------
                                                       (UNAUDITED)
LONG-LIVED ASSETS:
United States........................................    $828,967       $734,782
Other countries......................................       8,191         34,691
                                                         --------       --------
          Total consolidated long-lived assets.......    $837,158       $769,473
                                                         ========       ========

NOTE 9. SUBSEQUENT EVENTS

STOCKHOLDER RIGHTS PLAN

     In April 2001, the Company's Board of Directors authorized and approved an increase in the number of shares designated as Series A Junior Participating Preferred Stock from 75,000 to 300,000 shares.

2001 NON-QUALIFIED STOCK OPTION PLAN

     In April 2001, the Company's Board of Directors adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Non-Qualified Plan") that allows the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company's common stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2001 Non-Qualified Plan. Terms of the 2001 Non-Qualified Plan are comparable to the Company's 1998 Stock Option Plan and 2000 Stock Option Plan, except that only non-qualified stock options may be granted and the number of options that may be granted to officers and directors is limited under the 2001 Non-Qualified Plan.

EMPLOYEE STOCK PURCHASE PLAN

     In April 2001, the Company's stockholders approved an amendment to the Company's 1998 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan from 200,000 to 500,000.

2001 EXECUTIVE OFFICER DEFERRED BONUS STOCK PLAN

     In April 2001, the Company's stockholders approved the adoption of the Company's 2001 Executive Officer Deferred Bonus Stock Plan, under which 275,000 shares of common stock were reserved for issuance. Terms of the plan are comparable to the Company's Executive Officer Deferred Stock Plan.

EQUITY OFFERING

     In May 2001, the Company completed an underwritten public offering of 3,000,000 shares of its common stock at a price of $33.50 per share. The Company received proceeds of approximately $97.9 million, net of underwriting discounts and commissions and other offering expenses, from the offering.

                       LEAP WIRELESS INTERNATIONAL, INC.

NOTE 10. SUBSIDIARY GUARANTEE

     The Company's senior notes and senior discount notes are guaranteed by Cricket Communications Holdings. Because Cricket Communications Holdings is wholly-owned by the Company and the guarantee provided by Cricket Communications Holdings is full and unconditional, full financial statements of Cricket Communications Holdings are not required to be issued. Condensed consolidating financial information of Leap, Cricket Communications Holdings and non-guarantor subsidiaries of Leap as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the Cricket Communications Holdings financial information.

     BALANCE SHEET INFORMATION AS OF MARCH 31, 2001 (UNAUDITED, IN THOUSANDS):

                                                                CRICKET
                                                             COMMUNICATIONS   NON-GUARANTOR
                                                   LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents.....................  $  266,300     $      --       $   76,289     $        --     $  342,589
Restricted cash equivalents...................      13,678            --               --              --         13,678
Short-term investments........................       5,309            --          210,764              --        216,073
Inventories...................................          --            --           12,574              --         12,574
Notes receivable, net.........................          --            --           79,276              --         79,276
Other current assets..........................         726            --            7,340              --          8,066
                                                ----------     ---------       ----------     -----------     ----------
        Total current assets..................     286,013            --          386,243              --        672,256
Property and equipment, net...................       6,653            --          501,338              --        507,991
Investment in subsidiaries and unconsolidated
  wireless operating company..................     512,858       297,670            8,191        (810,528)         8,191
Wireless licenses, net........................      23,751            --          249,685              --        273,436
Goodwill and other intangible assets, net.....       5,363            --           63,277         (35,269)        33,371
Restricted investments........................      52,735            --               --              --         52,735
Deposits for wireless licenses................      91,867            --               --              --         91,867
Other assets..................................     148,837            --            8,261              --        157,098
                                                ----------     ---------       ----------     -----------     ----------
        Total assets..........................  $1,128,077     $ 297,670       $1,216,995     $  (845,797)    $1,796,945
                                                ==========     =========       ==========     ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities......  $    4,644     $      --       $   49,579     $   (13,892)    $   40,331
Other current liabilities.....................      14,237            --           45,786              --         60,023
                                                ----------     ---------       ----------     -----------     ----------
        Total current liabilities.............      18,881            --           95,365         (13,892)       100,354
Long-term debt................................     581,540            --          548,778              --      1,130,318
Other long-term liabilities...................       1,397            --           38,617              --         40,014
                                                ----------     ---------       ----------     -----------     ----------
        Total liabilities.....................     601,818            --          682,760         (13,892)     1,270,686
                                                ----------     ---------       ----------     -----------     ----------
Stockholders' Equity:
  Common stock................................           3            --                7              (7)             3
  Additional paid-in capital..................     948,990       563,543          828,055      (1,391,598)       948,990
  Unearned stock-based compensation...........      (8,256)           --           (8,256)          8,256         (8,256)
  Accumulated deficit.........................    (417,283)     (265,873)        (288,285)        554,158       (417,283)
  Accumulated other comprehensive income......       2,805            --            2,714          (2,714)         2,805
                                                ----------     ---------       ----------     -----------     ----------
        Total stockholders' equity............     526,259       297,670          534,235        (831,905)       526,259
                                                ----------     ---------       ----------     -----------     ----------
        Total liabilities and stockholders'
          equity..............................  $1,128,077     $ 297,670       $1,216,995     $  (845,797)    $1,796,945
                                                ==========     =========       ==========     ===========     ==========

                       LEAP WIRELESS INTERNATIONAL, INC.

     BALANCE SHEET INFORMATION AS OF DECEMBER 31, 2000 (IN THOUSANDS):

                                                                CRICKET
                                                             COMMUNICATIONS   NON-GUARANTOR
                                                   LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents.....................  $  106,504     $      --       $  232,374     $        --     $  338,878
Restricted cash equivalents and short-term
  investments.................................      13,575            --               --              --         13,575
Short-term investments........................      16,237            --          182,869              --        199,106
Inventories...................................          --            --            9,032              --          9,032
Notes receivable, net.........................          --            --          138,907              --        138,907
Other current assets..........................       1,631            --           11,115              --         12,746
                                                ----------     ---------       ----------     -----------     ----------
        Total current assets..................     137,947            --          574,297              --        712,244
Property and equipment, net...................       5,763            --          424,430              --        430,193
Investments in subsidiaries and unconsolidated
  wireless operating companies................     705,455       338,418           34,691      (1,043,873)        34,691
Wireless licenses, net........................      25,107            --          240,528              --        265,635
Goodwill and other intangible assets, net.....       3,800            --           61,162         (34,665)        30,297
Restricted investments........................      51,896            --               --              --         51,896
Deposits for wireless licenses................      91,772            --               --              --         91,772
Other assets..................................      22,268            --            8,411              --         30,679
                                                ----------     ---------       ----------     -----------     ----------
        Total assets..........................  $1,044,008     $ 338,418       $1,343,519     $(1,078,538)    $1,647,407
                                                ==========     =========       ==========     ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities......  $    8,618     $      --       $   57,150     $    (7,033)    $   58,735
Other current liabilities.....................      12,319            --           53,371              --         65,690
                                                ----------     ---------       ----------     -----------     ----------
        Total current liabilities.............      20,937            --          110,521          (7,033)       124,425
Long-term debt................................     438,143            --          459,735              --        897,878
Other long-term liabilities...................       1,670            --           40,176              --         41,846
                                                ----------     ---------       ----------     -----------     ----------
        Total liabilities.....................     460,750            --          610,432          (7,033)     1,064,149
                                                ----------     ---------       ----------     -----------     ----------
Stockholders' Equity:
  Common stock................................           3            --               --              --              3
  Additional paid-in capital..................     893,401       539,578          812,863      (1,352,441)       893,401
  Unearned stock-based compensation...........     (10,019)           --          (10,019)         10,019        (10,019)
  Accumulated deficit.........................    (302,898)     (201,160)         (72,470)        273,630       (302,898)
  Accumulated other comprehensive income......       2,771            --            2,713          (2,713)         2,771
                                                ----------     ---------       ----------     -----------     ----------
        Total stockholders' equity............     583,258       338,418          733,087      (1,071,505)       583,258
                                                ----------     ---------       ----------     -----------     ----------
        Total liabilities and stockholders'
          equity..............................  $1,044,008     $ 338,418       $1,343,519     $(1,078,538)    $1,647,407
                                                ==========     =========       ==========     ===========     ==========

                       LEAP WIRELESS INTERNATIONAL, INC.

     STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED, IN THOUSANDS):

                                                               CRICKET
                                                            COMMUNICATIONS   NON-GUARANTOR
                                                  LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   --------------   -------------   ------------   ------------
Revenues:
  Service revenues............................  $      --      $     --        $ 25,655        $     --      $  25,655
  Equipment revenues..........................         --            --          11,098              --         11,098
                                                ---------      --------        --------        --------      ---------
        Total revenues........................         --            --          36,753              --         36,753
                                                ---------      --------        --------        --------      ---------
Operating expenses:
  Cost of service.............................         --            --         (13,380)          1,154        (12,226)
  Cost of equipment...........................         --            --         (30,938)             --        (30,938)
  Selling, general and administrative.........     (5,427)           --         (36,274)             --        (41,701)
  Depreciation and amortization...............       (446)           --         (14,341)             --        (14,787)
                                                ---------      --------        --------        --------      ---------
        Total operating expenses..............     (5,873)           --         (94,933)          1,154        (99,652)
                                                ---------      --------        --------        --------      ---------
  Operating loss..............................     (5,873)           --         (58,180)          1,154        (62,899)
Equity in net loss of subsidiaries and
  unconsolidated wireless operating company...    (91,516)      (64,713)        (26,182)        156,229        (26,182)
Interest income...............................      4,172            --           6,727              --         10,899
Interest expense..............................    (24,241)           --         (13,370)             --        (37,611)
Foreign currency transaction losses, net......         --            --          (1,235)             --         (1,235)
Other income (expense), net...................      3,582            --              (6)             --          3,576
                                                ---------      --------        --------        --------      ---------
Loss before income taxes......................   (113,876)      (64,713)        (92,246)        157,383       (113,452)
Income taxes..................................       (509)           --            (424)             --           (933)
                                                ---------      --------        --------        --------      ---------
        Net loss..............................  $(114,385)     $(64,713)       $(92,670)       $157,383      $(114,385)
                                                =========      ========        ========        ========      =========

     STATEMENT OF OPERATIONS INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED, IN THOUSANDS):

                                                               CRICKET
                                                            COMMUNICATIONS   NON-GUARANTOR
                                                   LEAP        HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 --------   --------------   -------------   ------------   ------------
Revenues:
  Service revenues.............................  $     --      $     --        $  9,418        $    --        $  9,418
  Equipment revenues...........................        --            --             573             --             573
                                                 --------      --------        --------        -------        --------
        Total revenues.........................        --            --           9,991             --           9,991
                                                 --------      --------        --------        -------        --------
Operating expenses:
  Cost of service..............................        --            --          (2,783)            --          (2,783)
  Cost of equipment............................        --            --         (13,248)            --         (13,248)
  Selling, general and administrative..........    (3,486)           --         (18,617)            --         (22,103)
  Depreciation and amortization................      (165)           --          (5,077)            --          (5,242)
                                                 --------      --------        --------        -------        --------
        Total operating expenses...............    (3,651)           --         (39,725)            --         (43,376)
                                                 --------      --------        --------        -------        --------
  Operating loss...............................    (3,651)           --         (29,734)            --         (33,385)
Equity in net loss of subsidiaries and
  unconsolidated wireless operating
  companies....................................   (59,910)      (15,510)        (29,583)        75,420         (29,583)
Interest income................................     4,277            --             414             --           4,691
Interest expense...............................   (13,778)           --          (2,382)            --         (16,160)
Foreign currency transaction gains, net........        --            --           1,399             --           1,399
Other income (expense), net....................       660            --             (25)            --             635
                                                 --------      --------        --------        -------        --------
Loss before extraordinary item.................   (72,402)      (15,510)        (59,911)        75,420         (72,403)
Extraordinary loss on early extinguishment of
  debt.........................................    (4,422)           --              --             --          (4,422)
                                                 --------      --------        --------        -------        --------
        Net loss...............................  $(76,824)     $(15,510)       $(59,911)       $75,420        $(76,825)
                                                 ========      ========        ========        =======        ========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED, IN THOUSANDS):

                                                               CRICKET
                                                            COMMUNICATIONS   NON-GUARANTOR
                                                   LEAP        HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 --------   --------------   -------------   ------------   ------------
Operating activities:
        Net cash provided by (used in)
          operating activities.................  $104,555        $ --          $(183,132)        $ --         $(78,577)
                                                 --------        ----          ---------         ----         --------
Investing activities:
  Purchase of property and equipment...........    (1,336)         --            (28,238)          --          (29,574)
  Acquisitions, net of cash acquired...........    (2,900)         --                 --           --           (2,900)
  Purchase of wireless licenses................    (4,761)         --                 --           --           (4,761)
  Purchase of investments......................        --          --            (85,771)          --          (85,771)
  Sale and maturity of investments.............    11,000          --             60,492           --           71,492
  Restricted cash equivalents and investments,
    net........................................      (942)         --                 --           --             (942)
  Sale of note receivable......................        --          --             60,678           --           60,678
  Other........................................    (1,125)         --             (1,054)          --           (2,179)
                                                 --------        ----          ---------         ----         --------
        Net cash provided by (used in)
          investing activities.................       (64)         --              6,107           --            6,043
                                                 --------        ----          ---------         ----         --------
Financing activities:
  Proceeds from long-term debt.................        --          --             20,940           --           20,940
  Repayment of long-term debt..................      (451)         --                 --           --             (451)
  Issuance of common stock.....................    55,756          --                 --           --           55,756
                                                 --------        ----          ---------         ----         --------
        Net cash provided by financing
          activities...........................    55,305          --             20,940           --           76,245
                                                 --------        ----          ---------         ----         --------
Net increase (decrease) in cash and cash
  equivalents..................................   159,796          --           (156,085)          --            3,711
Cash and cash equivalents at beginning of
  period.......................................   106,504          --            232,374           --          338,878
                                                 --------        ----          ---------         ----         --------
Cash and cash equivalents at end of period.....  $266,300        $ --          $  76,289         $ --         $342,589
                                                 ========        ====          =========         ====         ========

                       LEAP WIRELESS INTERNATIONAL, INC.

     CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED, IN THOUSANDS):

                                                               CRICKET
                                                            COMMUNICATIONS   NON-GUARANTOR
                                                  LEAP         HOLDINGS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   --------------   -------------   ------------   ------------
Operating activities:
        Net cash used in operating
          activities..........................  $  (9,941)       $ --          $   (588)         $ --        $ (10,529)
                                                ---------        ----          --------          ----        ---------
Investing activities:
  Purchase of property and equipment..........       (319)         --            (9,337)           --           (9,656)
  Loans to unconsolidated wireless operating
    company...................................     (9,900)         --                --            --           (9,900)
  Acquisitions, net of cash acquired..........         --          --            (1,327)           --           (1,327)
  Purchase of wireless licenses...............    (13,396)         --                --            --          (13,396)
  Net proceeds from disposal of subsidiary....      4,311          --                --            --            4,311
  Purchase of investments.....................   (579,994)         --                --            --         (579,994)
  Restricted cash equivalents and investments,
    net.......................................    (88,371)         --                --            --          (88,371)
                                                ---------        ----          --------          ----        ---------
        Net cash used in investing
          activities..........................   (687,669)         --           (10,664)           --         (698,333)
                                                ---------        ----          --------          ----        ---------
Financing activities:
  Proceeds from issuance of senior and senior
    discount notes............................    550,102          --                --            --          550,102
  Proceeds from loans payable to banks and
    long-term debt............................     31,022          --            14,302            --           45,324
  Repayment of long-term debt.................   (228,522)         --                --            --         (228,522)
  Issuance of common stock....................    334,435          --                --            --          334,435
  Payment of debt financing costs.............    (13,758)         --                --            --          (13,758)
                                                ---------        ----          --------          ----        ---------
        Net cash provided by financing
          activities..........................    673,279          --            14,302            --          687,581
                                                ---------        ----          --------          ----        ---------
Effect of exchange rate changes on cash and
  cash equivalents............................         --          --              (592)           --             (592)
                                                ---------        ----          --------          ----        ---------
Net increase (decrease) in cash and cash
  equivalents.................................    (24,331)         --             2,458            --          (21,873)
Cash and cash equivalents at beginning of
  period......................................     35,713          --             8,396            --           44,109
                                                ---------        ----          --------          ----        ---------
Cash and cash equivalents at end of period....  $  11,382        $ --          $ 10,854          $ --        $  22,236
                                                =========        ====          ========          ====        =========

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

     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 2, 2001.

     Except for the historical information contained herein, this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements reflecting management's current forecast of certain aspects of Leap's future. Some forward-looking statements can be identified by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; our ability to rollout networks in accordance with our plans, including receiving equipment and backhaul and interconnection facilities on schedule from third parties; failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the ability to close pending transactions described in this report; technological challenges in developing wireless data services and customer acceptance of such services if developed; our ability to integrate the businesses and technologies we acquire; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; and other factors detailed in the section entitled "Risk Factors" included elsewhere in this report and in our other SEC filings. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month's service from a simple, straightforward bill. We offer Cricket service without a term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less than those of traditional wireless providers.

     As of March 31, 2001, we had launched Cricket service in markets covering a total population of approximately 9.2 million and had approximately 339,000 Cricket customers across the U.S. To date we have acquired or have rights to acquire wireless licenses covering approximately 72.6 million potential customers in 36 states, and we plan to continue launching new Cricket markets throughout 2001 and beyond.

     We plan to expand our service offerings to include wireless data services designed to appeal to a broad segment of the population and further transform the nature of wireless communications for our customers. We believe that wireless data services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. In furtherance of our objective to offer low-cost wireless data services, we completed our first purchase of wireless data technology in December 2000 through the acquisition of a proprietary, personalized, location-based technology, and in March and April 2001 we completed two additional acquisitions to support our future offering of wireless data services. We have several new services in development including a data service designed to provide wireless information to customers' mobile phones. We recently announced the first of these services which is expected to be launched prior to June 30, 2001, in Chattanooga. The service will be marketed under the brand name "Slice(TM)."

     In Mexico, we were a founding shareholder and have invested $100 million in Pegaso Telecomunicaciones, S.A. de C.V., a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of March 2001, Pegaso had approximately 624,000 customers. We currently own 20.1% of Pegaso.

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

RECENT AND PENDING ACQUISITIONS

     In April and May 2001, we acquired wireless licenses in various markets from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest due July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002. In addition, from January 1, 2001 through May 14, 2001, we completed the purchase of wireless licenses in various other markets and certain wireless data assets for an aggregate of $59.1 million in cash, the assumption of debt and other liabilities totaling $5.7 million, and the issuance of 722,245 shares of our common stock with a fair value at the time of purchase of approximately $19.7 million. Approximately 75,000 shares issued in connection with one of the acquisitions are being held in an escrow account for satisfaction of indemnification obligations of the seller. In addition, as of May 14, 2001, we had entered into various agreements with third parties pursuant to which we expect to purchase additional wireless licenses in exchange for an aggregate of cash, shares of common stock and the assumption of FCC debt with an aggregate estimated fair value of $139.9 million, subject to certain adjustments based upon changes in the market value of wireless licenses and the market price of our common stock at the time of closing of some acquisitions. Each of the pending agreements is subject to customary closing conditions, including FCC approval, and may not be closed on schedule or at all. We were also the high bidder on 22 wireless licenses in the FCC's broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. The transfer of these licenses to Leap remains subject to FCC approval. See the section entitled "Risk Factors -- The FCC's Decision that We Are Qualified to Hold C-Block and F-Block Licenses Is Subject to Review and Appeal" included elsewhere in this report.

SMARTCOM DISPOSITION

     On June 2, 2000, we completed the sale of Smartcom to Endesa S.A. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee, in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes, the repayment of intercompany debt due to Leap by Smartcom, and the release of cash collateral. In February 2001, we sold one of the promissory notes, which had an original principal amount of $58.2 million, to a third party for $60.7 million including accrued interest. One of the remaining promissory notes is subject to a one year right of set-off to secure the indemnification obligations of Leap and Inversiones under the share purchase agreement between the parties. The final remaining promissory note was subject to adjustment based upon an audit of the closing balance sheet of Smartcom completed following the closing of the agreement. In March 2001, we agreed to settle all items in dispute related to the audit of the closing balance sheet of Smartcom for a closing adjustment of $6.0 million. Each of the two remaining promissory notes matures on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. We recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million.

PRESENTATION

FOREIGN SUBSIDIARIES

     To accommodate the different fiscal periods of Leap and its foreign subsidiaries, we have recognized our share of net earnings or losses of such foreign companies on a three-month lag.

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

REVENUES AND COST RECOGNITION

     For our domestic Cricket business, revenues include wireless voice services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally billed in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party resellers are included in inventory until they are sold to and activated by customers. Amounts due from third party resellers for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns have historically been insignificant.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

DOMESTIC BUSINESS

     At March 31, 2001, customers of our Cricket service rose to approximately 339,000, compared to approximately 43,000 at March 31, 2000. We added approximately 149,000 customers in the first quarter of 2001, due to increased penetration in existing markets and the launch of four new markets, bringing the total potential customer base covered by our networks in markets across the U.S. to approximately 9.2 million.

     We calculate cost per gross additional customer (CPGA) by including all distribution costs such as advertising, all marketing and sales expenses including corporate costs, as well as handset subsidies. During the three months ended March 31, 2001, our CPGA was approximately $230, including all pre-launch marketing expenses associated with the launch of our new markets as well as promotional activities.

     During the three months ended March 31, 2001, we generated $25.7 million and $11.1 million in service and equipment revenues, respectively, and incurred $12.2 million and $30.9 million in cost of service and cost of equipment, respectively. Prior to March 2000, we did not report any revenues and related cost of revenues from our domestic Cricket business because Chase Telecommunications, which introduced Cricket service in Chattanooga, Tennessee in March 1999 and Nashville, Tennessee in January 2000, was accounted for under the equity method of accounting. Excluding Smartcom, we generated $1.2 million in revenues and incurred $1.0 million of cost of revenues from our Cricket operations for the period from March 17, 2000 to March 31, 2000.

     Selling and marketing expenses were $17.0 million for the three months ended March 31, 2001, compared to $0.2 million, excluding Smartcom, in the corresponding period of the prior year. General and administrative expenses were $24.7 million for the three months ended March 31, 2001, compared to $9.9 million, excluding Smartcom, in the corresponding period of the prior year. The increase in selling and marketing and general and administrative expenses was due primarily to higher expenses associated with the development of new markets in the U.S. and the launch of network service in additional markets. Selling and marketing expenses for the three months ended March 31, 2001 consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses for the three months ended March 31, 2001 included costs for business development associated with negotiations for and acquisitions of wireless licenses, government relations, public reporting and investor relations, legal expenses and development of our wireless data services businesses. In addition, we incurred stock-based compensation expense of $1.6 million related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. We expect that selling and marketing and general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in additional U.S. markets and the development and launch of our wireless data services.

     Depreciation and amortization was $14.8 million for the three months ended March 31, 2001, compared to $0.4 million, excluding Smartcom, in the corresponding period of the prior year. The increase in depreciation and amortization resulted primarily from a larger base of equipment and wireless licenses in service compared to the prior year.

     Our operating loss was $62.9 million for the three months ended March 31, 2001, compared to $10.2 million, excluding Smartcom, in the corresponding period of the prior year. The increase in operating loss primarily reflected the increase in market development and launch costs in the U.S. We expect substantial growth in customers, operating revenues and operating expenses as a result of the planned development and launch of Cricket service in additional U.S. markets.

     During the three month period ended March 31, 2001, our equity share in the net loss of unconsolidated wireless operating company related only to Pegaso. Our equity share of future net losses of Pegaso will be limited to the extent of our investment. At March 31, 2001, our remaining investment in Pegaso was $8.2 million. During the corresponding period of the prior year, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and to Chase Telecommunications Holdings prior to March 2000.

     Interest income was $10.9 million for the three months ended March 31, 2001, compared to $4.7 million, excluding Smartcom, in the corresponding period of the prior year. The increase in interest income related to increased average cash and cash equivalents and investment balances resulting from our equity offering and units offering in February 2000, cash and notes receivable related to the sale of Smartcom in June 2000 and proceeds from the sale of stock under our purchase agreement with Acqua Wellington.

     Interest expense was $37.6 million for the three months ended March 31, 2001, compared to $12.7 million, excluding Smartcom, in the corresponding period of the prior year. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering and to vendor financing of our wireless networks. We expect interest expense to increase substantially in the future due to our expected additional borrowings used to finance the purchase of wireless licenses and construction of wireless networks in various markets across the U.S.

     Foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Leap and Smartcom on cash balances, payables and loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

     Included in the three month period ended March 31, 2000, we wrote-off and reported as an extraordinary loss $4.4 million in unamortized debt issuance costs in connection with the repayment of our credit agreement with Qualcomm in February 2000.

CONSOLIDATION OF SMARTCOM

     As a direct result of the consolidation of Smartcom, for the three months ended March 31, 2000 we recorded $8.7 million of additional service revenues, $2.7 million and $12.4 million of additional cost of service and cost of equipment, respectively, $6.5 million and $5.5 million of additional selling and marketing and general and administrative expenses, respectively, $4.9 million of additional depreciation and amortization, $3.4 million of additional net interest expense and $1.4 million of additional foreign currency transaction gains.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the twelve months beginning April 1, 2001, we expect to spend a total of approximately $1,742 million for the following requirements:

     - approximately $794 million for capital expenditures for the buildout of our networks and approximately $233 million to fund operating losses for our voice and initial wireless data service offerings;

     - approximately $658 million in connection with our pending acquisitions of wireless licenses;

     - approximately $24 million for general corporate overhead and other expenses; and

     - approximately $33 million for taxes payable related to the sale of Smartcom.

     Over the next twelve months, interest under our senior notes, senior discount notes, vendor facilities and the Qualcomm Term Loan is either deferred and added to principal or otherwise paid from our restricted cash and restricted investment accounts and is therefore not included in the numbers above. Our actual expenditures may vary significantly depending upon whether we purchase additional wireless licenses, the progress of the buildout of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

     As of March 31, 2001, we had a total of approximately $2,127 million in unused capital resources for our future cash needs as follows:

     - approximately $655 million in consolidated unrestricted cash, cash equivalents, investments and deposits on hand;

     - approximately $80 million of proceeds (net of taxes and reserves) we expect to receive from the notes received from the sale of Smartcom;

     - approximately $125 million in an auction discount voucher we received from Qualcomm Incorporated in March 2001 to pay for wireless licenses for which we were the high bidder in the federal government's auction completed in January 2001; and

     - approximately $1,267 million in commitments (net of capitalized interest) under vendor financing arrangements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications Inc., with availability based on a ratio of the total amounts of products and services purchased.

     In addition, in May 2001 we received approximately $97.9 million in proceeds from the sale of common stock pursuant to an underwritten public offering, net of underwriting discounts and commissions and other offering expenses.

     According to our estimates, we believe we have sufficient capital resources to build and launch networks and fund operating losses in markets with approximately 36 million total potential customers. Our networks in these markets are expected to cover approximately 24 million potential customers. If we engage in significant activities in addition to those described above, including launching additional markets, investing in new voice or data services or ventures, or completing additional license purchases for cash, we will need to raise substantial additional capital.

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

     We expect that we will require significant additional financing over the next several years to substantially complete the buildout of additional planned wireless networks in the U.S., the planned acquisition of additional licenses, the buildout of markets related to those additional licenses and the development and launch of additional wireless data services. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up wireless communications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring other public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

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

     Common Stock Purchase Agreement. In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

     Equity Offering. In May 2001, we completed an underwritten public offering of 3,000,000 shares of our common stock at a price of $33.50 per share. We received proceeds of approximately $97.9 million, net of underwriting discounts and commissions and other offering expenses, from the offering.

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

     Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor. Each of the credit agreements contain various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications' business, and all of their respective assets. Based on the covenants in these credit agreements and our expectations with respect to product and service purchases from the vendors, we will not be able to draw all of the availability under the vendor credit facilities during the next twelve months. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facilities, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. We plan to refinance these loans when market conditions are attractive; however, we may not be able to refinance these loans at that time. At March 31, 2001, Cricket Communications had $466.5 million outstanding under the vendor credit agreements, at a weighted-average interest rate of 9.6%. In addition, at March 31, 2001, we had amounts payable to the vendors that will be financed under the vendor credit agreements of $32.4 million, which have been included in other long-term liabilities.

     Because Leap's new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue for the quarter ended December 31, 2000 was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap received waivers of its failure to meet this revenue target from all of the required lenders. We have made up this revenue shortfall and are in compliance with the revenue covenant for the quarter ended March 31, 2001. There can be no assurance that additional delays in market launches and/or other adverse results in our business will not result in a failure to meet our financial or operating covenants in the future.

     Qualcomm Term Loan. In January 2001, we entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan to us approximately $125.3 million to finance our acquisition of wireless licenses in the FCC's broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded our borrowings of the full amount available under the agreement by the transfer to us of an FCC auction discount voucher, and we issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for the commitment fee due to Qualcomm at the initial borrowing. Under the terms of the agreement, we must repay the outstanding principal and accrued interest to Qualcomm under these notes in a single payment no later than five years after the date of the initial borrowing. The loan is subject to mandatory prepayments in certain circumstances, including as a result of our receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by Leap or its subsidiaries (other than certain excluded issuances such as equipment vendor financing, and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). The loan bears interest at a variable rate depending on the collateral we provide. We expect this rate to be at LIBOR plus 7.5%. Interest on the loan is payable semi-annually. However, we may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. The auction discount voucher loan will begin to accrue interest from the date the FCC applies the auction discount voucher against amounts we owe for licenses we acquire through the January 2001 FCC auction. As of March 31, 2001, none of the licenses for which we were the winning bidder in the January 2001 FCC auction had been granted by the FCC, and the auction discount voucher had not yet been applied. As security for the loan, we have agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses that we acquire through the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loan. The loan is subject to the same covenants that are contained in the Indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

     Debt Obligations to the FCC. We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses through March 2001. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management's best estimate of the prevailing market interest rate to us at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

     CenturyTel Note. In April and May 2001, we acquired wireless licenses in various markets from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest due July 6, 2001 and the final of the three remaining quarterly installments due April 6, 2002. The note is secured by a pledge of the outstanding stock of two wholly-owned subsidiaries of Leap which together own 10 wireless licenses.

     Pegaso Guarantee. In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso's obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, Leap has received an option to subscribe for and purchase limited voting series "N" treasury shares of Pegaso. The number of shares that may be purchased by Leap under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series "N" treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. As of March 31, 2001, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of our guarantee had not increased.

OPERATING ACTIVITIES

     We used $78.6 million in cash for operating activities during the three month period ended March 31, 2001 compared to $10.5 million in the corresponding period of the prior year. The increase was primarily attributable to the increase in operating expenses associated with the launch of network service in additional markets in the U.S. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. markets and the development and launch of our wireless data services.

INVESTING ACTIVITIES

     Cash provided by investing activities was $6.0 million during the three month period ended March 31, 2001 compared to cash used in investing activities of $698.3 million in the corresponding period of the prior year. Investments during the three month period ended March 31, 2001 consisted primarily of $60.7 million in proceeds from the sale of a note receivable due from Smartcom, partially offset by equipment purchases of $29.6 million for the continued buildout of planned networks, in addition to net purchases of short-term investments of $14.3 million. Investments in the corresponding period of the prior year consisted primarily of $668.4 million in purchases of short-term investments and restricted cash equivalents and investments with proceeds from our equity and units offerings, in addition to expenditures of $13.4 million for the purchase of wireless licenses and $9.7 million for the purchase of fixed assets, primarily related to our Smartcom operations.

FINANCING ACTIVITIES

     Cash provided by financing activities during the three month period ended March 31, 2001 was $76.2 million and consisted of $55.8 million in proceeds from the sale of common stock, primarily under our stock purchase agreement with Acqua Wellington, in addition to cash proceeds from loans under our vendor loan facilities for the purchase of property and equipment of $20.9 million. Cash provided by financing activities in the corresponding period of the prior year was $687.6 million, and consisted primarily of proceeds from our public equity offering and units offering and loans from equipment vendors and banks totaling

$926.0 million, partially offset by the repayment of our credit agreements with Qualcomm and other debt totaling $228.5 million.

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

RECENT ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company for the quarter ended March 31, 2001. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value.

     As defined under SFAS No. 133, our derivative instruments and hedging activities are limited to hedging agreements which fix or limit the interest cost to Cricket Communications and the Leap subsidiaries that guarantee Cricket Communications' vendor loans (other than Cricket Communications Holdings) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. As of March 31, 2001, Cricket Communications had purchased agreements totaling $0.1 million that limit Cricket Communications' interest cost on $300.0 million of its outstanding vendor loan balances which expire on various dates through May 2003. The adoption of SFAS No. 133, as amended by SFAS No. 138, has not had a material impact on our consolidated financial position or results of operations.

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

OUR BUSINESS STRATEGY IS UNPROVEN

     Our business strategy in the U.S., marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy, which has been introduced in a limited number of markets, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our markets. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Similarly, we currently have several new services in development, including a data service designed to provide wireless information to consumers' mobile phones. These planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

     Leap experienced net losses of approximately $114.4 million in the three month period ended March 31, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the year ended August 31, 1999, $46.7 million in the year ended August 31, 1998 and $5.2 million in the year ended August 31, 1997. Losses are likely to be significant for the next several years as we launch service in new markets and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

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

YOUR OWNERSHIP INTEREST IN LEAP WILL BE DILUTED UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

     On May 9, 2001, 33,862,435 shares of our common stock were outstanding, and 22,804,362 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

     The following shares were reserved for issuance as of May 9, 2001:

     - 3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part at any time between now and September 2008;

     - 10,500,869 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap's equity incentive plans;

     - 2,906,784 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap's common stock to the stockholders of Qualcomm;

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

     Under certain circumstances, the number of shares to be issued in connection with our acquisitions of wireless licenses is subject to change based on the value of wireless licenses and the market price of our common stock at the time of the closing of the acquisition. In the pending acquisition of wireless licenses in Buffalo and Syracuse, New York that we refer to above, the seller has asserted that based on the results of the recent FCC auction of wireless licenses, it is entitled to a purchase price adjustment that would result in the purchase price being effectively doubled. Under the terms of the agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller's position is without merit, and we will vigorously defend against any claim that the seller may make in the future.

     In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell up to a maximum of $125 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10 and $25 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55 million. On January 23, 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash.

     Dilution of the outstanding number of shares of our common stock could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

     We have agreed to file registration statements to register for resale up to 2,989,289 shares reserved for issuance upon consummation of our pending acquisitions of wireless licenses. Under certain circumstances, the number of shares for which registration rights have been granted is subject to change based on the value of wireless licenses and the market price of our common stock at the time of the closing of the transactions pursuant to which the shares to be registered are issued.

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

     We may not satisfy the financial ratios, tests and other covenants under our senior debt due to events that are beyond our control. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled. Because Leap's new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap has received waivers of its failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall and were in compliance with the revenue covenant by the end of the first quarter of 2001. There can be no assurance that additional delays in market launches and/or other adverse results in our business will not result in a failure to meet our financial or operating covenants in the future. Any defaults that result in a suspension of further borrowings under the vendor facilities or acceleration of our obligations to repay the outstanding balances under the vendor facilities would have a material adverse effect on our business and our financial condition.

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

CALL VOLUME UNDER CRICKET FLAT PRICE PLANS COULD EXCEED THE CAPACITY OF OUR WIRELESS NETWORKS

     Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,100 minutes per month. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to expand network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

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

     Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also opposed subsequent assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC's decision with the Court of Appeal for the D.C. Circuit. In November 2000, the wireless operating company and Leap executed a settlement agreement that resolves all pending agency or court proceedings brought by the wireless operating company against Leap applications. This agreement was approved by the FCC on March 1, 2001. The wireless operating company has withdrawn all pending agency and judicial challenges to Leap's applications. On March 15, 2001, the United States Court of Appeals for the D.C. Circuit issued an order dismissing the wireless operating company's appeal. On April 13, 2001, the FCC issued a public notice officially approving the withdrawal of the wireless operating company's pending petitions to deny and applications for review of our applications. While we believe further review is unlikely, this action may still be subject to additional judicial or administrative review.

     Further judicial review of the FCC's orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC's decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket

     In a reauction of C-Block and F-Block PCS spectrum that closed in January 2001, we were named the high bidder on 22 licenses covering 22.4 million potential customers. These licenses have not yet been granted to us, and we cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these licenses to us specifically, will have on us. NextWave Telecommunications, Inc. is a party to litigation challenging the validity of the auction. Other parties have indicated publicly that they intend to challenge the validity of the auction and grants thereunder, as well.

     We may not prevail in connection with any such challenges, appeals or proceedings. If the FCC or a court determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of our licenses should be divested, cancelled or reauctioned, or that we should pay certain financial penalties.

IT MAY BE MORE DIFFICULT FOR US TO ACQUIRE C-BLOCK AND F-BLOCK LICENSES IN THE FUTURE

     Regulatory changes or requirements, or market circumstances, could make it more difficult to acquire C- or F-Block PCS licenses, either at auction or in the aftermarket.

     The FCC held a reauction of 422 C-Block and F-Block licenses that closed in January 2001. In connection with that reauction, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the basic trading area, or BTA, service areas to which C-Block and F-Block eligibility restrictions would continue to apply into two tiers according to population. In so-called "Tier 1" BTAs, service areas with a population equal to or greater than 2.5 million, the FCC removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and sold them in open bidding to any entity that could afford to purchase them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license remained subject to a closed bidding process, such that only entities meeting C-Block and F-Block eligibility requirements were permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses remained subject to C-Block and F-Block eligibility rules and thus were reserved for closed bidding by designated entities, while one 10 MHz C-Block license per BTA was sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also were sold at open bidding, such that previous C-Block and F-Block eligibility requirements no longer applied.

     The FCC's reauction that closed in January 2001 represented a compromise that made some additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC's C-Block and F-Block rules, the recent reauction, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In addition, in the reauction, we were named the high bidder on 22 licenses covering 22.4 million potential customers.

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

     While we are in compliance with the terms of our C- and F-Block licenses, as a result of the expansion of our business, we have now grown beyond certain designated entity size thresholds specified in FCC rules. This growth will likely preclude our ability to obtain additional C- or F-Block licenses that may be auctioned by the FCC in the future. This growth does not preclude us from continuing to acquire C- and F-Block licenses in the aftermarket, but we may be subject to unjust enrichment penalties if we seek to acquire C- or F-Block licenses from entities that qualify as "very small businesses" under FCC rules.

WE MAY NOT SATISFY THE BUILDOUT DEADLINES AND GEOGRAPHIC COVERAGE REQUIREMENTS APPLICABLE TO OUR LICENSES, WHICH MAY RESULT IN THE REVOCATION OF SOME OF OUR LICENSES OR THE IMPOSITION OF FINES AND/OR OTHER SANCTIONS

     Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have buildout deadlines in 2001 and several other licenses have buildout deadlines in the first half of 2002. We are unable to predict whether the required coverage will be achieved and we have applied to the FCC for a limited waiver of its construction requirements for a number of licenses. We cannot predict whether or the extent to which our request will be granted. Failure to comply with FCC buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

A DETERMINATION THAT LEAP IS AN INVESTMENT COMPANY COULD ADVERSELY AFFECT OUR BUSINESS

     Our ownership interest in Pegaso was 20.1% as of May 11, 2001, and we expect that future investments in ventures will include ownership interests of less than 50% and that our interests will vary over time as the ventures raise additional capital. As a result, we could be subject to the registration requirements of the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration of companies that engage primarily in the business of investing in stock. Because we intend to actively participate in the business operations of our subsidiaries and other ventures, we do not believe that we are primarily engaged in the business of investing in stock. We intend to monitor and adjust our interests in our ventures to the extent practical to avoid being subject to the Investment Company Act of 1940. If we must register as an investment company under the Investment Company Act of 1940, compliance with these regulations will negatively impact our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     As of March 31, 2001, Leap had accrued for taxes payable to the Chilean government denominated in Chilean pesos related to its June 2000 sale of Smartcom. These taxes were paid in April 2001.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of March 31, 2001, the principal amounts of our variable rate long-term debt obligations amounted to approximately $593.8 million. An increase of 10% in interest rates would increase our interest expense for the next twelve months by approximately $5.9 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next twelve months.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap's acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC's 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. Various parties previously challenged Leap's qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC's July 1999 order. One of these parties, Carolina PCS Limited Partnership I, L.P., a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. In July 2000, the FCC affirmed its July 1999 order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and Carolina PCS subsequently appealed the FCC's decision to the U.S. Court of Appeal for the D.C. Circuit. In November 2000, Carolina PCS and Leap executed a settlement agreement that resolves all pending agency or court proceedings brought by Carolina PCS against Leap applications. This agreement was approved by the FCC on March 1, 2001. Carolina PCS has withdrawn all pending agency and judicial challenges to Leap's applications. On March 15, 2001, the United States Court of Appeals for the D.C. Circuit issued an order dismissing Carolina PCS's appeal. On April 13, 2001, the FCC issued a public notice officially approving the withdrawal of the wireless operating company's pending petitions to deny and applications for review of Leap's applications. While Leap believes further review is unlikely, this action may still be subject to additional judicial or administrative review.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Index to Exhibits:

Exhibit No.                      Description of Exhibit
-----------                      ----------------------
  3.3.1*      Certificate of Amendment to Certificate of Designation of
              Series A Junior Participating Preferred Stock of Registrant.
 10.11(1)     Leap Wireless International, Inc. 1998 Employee Stock
              Purchase Plan, as amended.
 10.19.3*     Schedule to form of Amendment #  to System Equipment
              Purchase Agreement.

Exhibit No.                      Description of Exhibit
-----------                      ----------------------
 10.19.4*+    Amendment #6 to System Equipment Purchase Agreement,
              effective as of February 5, 2001, by and between Cricket
              Communications, Inc. and Ericsson Wireless Communications
              Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
              treatment pursuant to Rule 24b-2 under the Securities
              Exchange Act of 1934.
 10.27.1*+    Amendment No. 1 to Credit Agreement, dated as of February 5,
              2001, among Cricket Communications Holdings, Inc., Cricket
              Communications, Inc. and Ericsson Credit AB, as
              Administrative Agent and Lender. Portions of this exhibit
              (indicated by asterisks) have been omitted pursuant to a
              request for confidential treatment pursuant to Rule 24b-2
              under the Securities Exchange Act of 1934.
 10.27.2*     Amendment No. 2 to Credit Agreement, dated as of February
              28, 2001, among Cricket Communications Holdings, Inc.,
              Cricket Communications, Inc., the lenders party thereto and
              Ericsson Credit AB, individually and as Administrative
              Agent.
 10.28*       Amended and Restated Agreement for Purchase and Sale of
              Licenses, effective as of November 3, 2000, by and among the
              Registrant, MVI Corp., Century Personal Access Network,
              Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel,
              Inc.
 10.28.1*     Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
 10.28.2*     Share Pledge Agreement, dated as of April 6, 2001, by and
              between the Registrant and Century Personal Access Network,
              Inc.
 10.29(2)     Amended and Restated Common Stock Purchase Agreement,
              effective as of December 20, 2000, by and between the
              Registrant and Acqua Wellington North American Equities
              Fund, Ltd.
 10.30(3)     Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders
              from time to time party thereto, Citibank, N.A., as
              Administrative Agent, and Citibank, N.A., as Collateral
              Agent.
 10.31(3)     Pledge Agreement, dated as of January 22, 2001, between the
              Registrant and Citibank, N.A. as the Collateral Agent.
 10.32(1)     Leap Wireless International, Inc. 2001 Executive Officer
              Deferred Bonus Stock Plan.
 10.33*       Leap Wireless International, Inc. 2001 Non-Qualified Stock
              Option Plan.
 10.34*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Harvey P. White.
 10.35*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Susan G. Swenson.
 10.36*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and James E. Hoffmann.
 10.37*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Stewart D. Hutcheson.
 10.38*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Daniel O. Pegg.
 10.39*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Leonard C. Stephens.
 10.40*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Thomas D. Willardson.

---------------
 *  Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1) Filed as an exhibit to Leap's Registration Statement on Form S-8 (File No. 333-59460), and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

     (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated January 11, 2001, filed with the SEC on January 19, 2001 and Amendment No. 1 thereto filed on Form 8-K/A with the SEC on January 25, 2001. Items 5 and 7 reported, relating to Leap having entered into an amendment to its common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd.

(2) Current Report on Form 8-K, dated January 23, 2001, filed with the SEC on January 31, 2001. Item 5 reported, relating to Leap having entered into a secured loan agreement with QUALCOMM Incorporated and Leap having announced that it was the high bidder on 22 wireless operating licenses covering approximately 22.4 million potential customers (1998 POPs) in the broadband PCS auction held by the FCC completed in January 2001.

(3) Current Report on Form 8-K, dated February 14, 2001, filed with the SEC on February 14, 2001. Items 5 and 7 reported, relating to Leap having announced its earnings for the fiscal year ended December 31, 2000.

(4) Current Report on Form 8-K, dated March 16, 2001, filed with the SEC on March 16, 2001. Item 5 reported, relating to Leap having announced that Carolina PCS Limited Partnership I, L.P. had agreed to dismiss its challenges to Leap's "designated entity" status under FCC rules and regulations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEAP WIRELESS INTERNATIONAL, INC.

Date: May 14, 2001                        By:      /s/ HARVEY P. WHITE
                                            ------------------------------------
                                            Harvey P. White
                                            Chairman and Chief Executive Officer

Date: May 14, 2001                        By:    /s/ STEPHEN P. DHANENS
                                            ------------------------------------
                                            Stephen P. Dhanens
                                            Vice President, Corporate Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                      Description of Exhibit
-----------                      ----------------------
  3.3.1*      Certificate of Amendment to Certificate of Designation of
              Series A Junior Participating Preferred Stock of Registrant.
 10.11(1)     Leap Wireless International, Inc. 1998 Employee Stock
              Purchase Plan, as amended.
 10.19.3*     Schedule to form of Amendment #  to System Equipment
              Purchase Agreement.
 10.19.4*+    Amendment #6 to System Equipment Purchase Agreement,
              effective as of February 5, 2001, by and between Cricket
              Communications, Inc. and Ericsson Wireless Communications
              Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential
              treatment pursuant to Rule 24b-2 under the Securities
              Exchange Act of 1934.
 10.27.1*+    Amendment No. 1 to Credit Agreement, dated as of February 5,
              2001, among Cricket Communications Holdings, Inc., Cricket
              Communications, Inc. and Ericsson Credit AB, as
              Administrative Agent and Lender. Portions of this exhibit
              (indicated by asterisks) have been omitted pursuant to a
              request for confidential treatment pursuant to Rule 24b-2
              under the Securities Exchange Act of 1934.
 10.27.2*     Amendment No. 2 to Credit Agreement, dated as of February
              28, 2001, among Cricket Communications Holdings, Inc.,
              Cricket Communications, Inc., the lenders party thereto and
              Ericsson Credit AB, individually and as Administrative
              Agent.
 10.28*       Amended and Restated Agreement for Purchase and Sale of
              Licenses, effective as of November 3, 2000, by and among the
              Registrant, MVI Corp., Century Personal Access Network,
              Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel,
              Inc.
 10.28.1*     Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
 10.28.2*     Share Pledge Agreement, dated as of April 6, 2001, by and
              between the Registrant and Century Personal Access Network,
              Inc.
 10.29(2)     Amended and Restated Common Stock Purchase Agreement,
              effective as of December 20, 2000, by and between the
              Registrant and Acqua Wellington North American Equities
              Fund, Ltd.
 10.30(3)     Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders
              from time to time party thereto, Citibank, N.A., as
              Administrative Agent, and Citibank, N.A., as Collateral
              Agent.
 10.31(3)     Pledge Agreement, dated as of January 22, 2001, between the
              Registrant and Citibank, N.A. as the Collateral Agent.
 10.32(1)     Leap Wireless International, Inc. 2001 Executive Officer
              Deferred Bonus Stock Plan.
 10.33*       Leap Wireless International, Inc. 2001 Non-Qualified Stock
              Option Plan.
 10.34*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Harvey P. White.
 10.35*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Susan G. Swenson.
 10.36*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and James E. Hoffmann.
 10.37*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Stewart D. Hutcheson.

Exhibit No.                      Description of Exhibit
-----------                      ----------------------
 10.38*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Daniel O. Pegg.
 10.39*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Leonard C. Stephens.
 10.40*       Change in Control Agreement dated as of March 7, 2001
              between the Registrant and Thomas D. Willardson.

---------------
 *  Filed herewith.

 + A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1) Filed as an exhibit to Leaps's Registration Statement on Form S-8 (File No. 333-59460), and incorporated herein by reference.

(2) Filed as an exhibit to Leap's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388), and incorporated herein by reference.

(3) Filed as an exhibit to Leap's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.