Form 10-K/A
period 2000-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2001-06-28
CIK 1065049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is being filed to amend Item 14(a) to add the audited financial statements of Pegaso Telecomunicaciones, S.A. de C.V. in accordance with Rule 3-09 of Regulation S-X.

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        1. FINANCIAL STATEMENTS:

        Pegaso Telecomunicaciones, S.A. de C.V.

           Report of Independent Accountants

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Income for the years ended December 31, 2000 and 1999 and for the period from June 24, 1998 (date of inception) to December 31, 1998

           Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from June 24, 1998 (date of inception) to December 31, 1998

           Consolidated Statements of Stockholders' Equity for the period from June 24, 1998 (date of inception) to December 31, 1998, and for the years ended December 31, 1999 and 2000

           Notes to the Consolidated Financial Statements

        The financial statements of Leap listed below are set forth in Item 8 of Leap's Annual Report on Form 10-K for the year ended December 31, 2000

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

    10.19.1* Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket
                  Communications, Inc. and Ericsson Wireless Communications
                  Inc. (including exhibits thereto). Portions of this exhibit
                  (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

    10.19.2* Form of Amendment # to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson
                  Wireless Communications Inc. (including exhibits thereto).
                  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

      EXHIBIT
       NUMBER                        DESCRIPTION OF EXHIBIT
      -------                        ----------------------

    10.31*        Pledge Agreement, dated as of January 22, 2001, between the
                  Registrant and Citibank, N.A., as the Collateral Agent.

    21.1*         Subsidiaries of the Registrant.

    23.1* Consent of PricewaterhouseCoopers LLP, independent accountants.

    23.2          Consent of PricewaterhouseCoopers, independent accountants.

---------------
  *  Previously filed.

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

June 27, 2001                             LEAP WIRELESS INTERNATIONAL, INC.

                                          By:      /s/ HARVEY P. WHITE
                                            ------------------------------------
                                                      Harvey P. White,
                                            Chief Executive Officer and Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pegaso Telecomunicaciones, S.A. de C.V.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Pegaso Telecomunicaciones, S.A. de C.V. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations, their cash flows and the changes in their stockholders' equity for the years ended December 31, 2000 and 1999 and for the period from June 24, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Guillermo Pineda M.
Mexico City,
January 30, 2001

            PEGASO TELECOMUNICACIONES, S.A. DE C.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (THOUSANDS OF U.S. DOLLARS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  12,964    $  12,138
  Recoverable value added tax...............................     27,129       21,298
  Clients...................................................     12,617        3,401
  Other accounts receivable.................................      4,781        2,115
  Inventories...............................................     23,224        1,615
  Prepaid advertising.......................................      7,181        4,821
  Other advance payments....................................     50,108          955
                                                              ---------    ---------
     Total current assets...................................    138,004       46,343
Property, furniture and telecommunications
  equipment -- net..........................................    426,229      305,850
Public telecommunications network concessions -- net........    223,819      237,380
Underwriting commissions and fees...........................     14,024           --
                                                              ---------    ---------
     Total assets...........................................  $ 802,076    $ 589,573
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bridge loan...............................................  $ 263,148    $  94,430
  Suppliers.................................................     15,522       20,831
  Vendor financing of equipment.............................     89,045       40,933
  Accounts payable for equipment............................      4,757       24,103
  Notes payable to affiliated company.......................      7,116        5,505
  Other accounts payable and accrued expenses...............     73,107       30,740
                                                              ---------    ---------
     Total current liabilities..............................    452,695      216,542
                                                              ---------    ---------
Long-term liabilities:
  Bank loans................................................    132,509       88,951
  Vendor financing of equipment.............................    197,710      109,024
                                                              ---------    ---------
     Total long-term liabilities............................    330,219      197,975
                                                              ---------    ---------
     Total liabilities......................................    782,914      414,517
                                                              ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Capital stock.............................................    545,506      350,000
  Accumulated deficit.......................................   (538,097)    (188,691)
  Accumulated other comprehensive income....................     11,753       13,747
                                                              ---------    ---------
                                                                 19,162      175,056
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 802,076    $ 589,573
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

            PEGASO TELECOMUNICACIONES, S.A. DE C.V. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                          (THOUSANDS OF U.S. DOLLARS)

                                                                                       PERIOD FROM
                                                                                        JUNE 24,
                                                                                          1998
                                                                                        (DATE OF
                                                           YEAR ENDED DECEMBER 31,    INCEPTION) TO
                                                           ------------------------   DECEMBER 31,
                                                              2000          1999          1998
                                                           ----------    ----------   -------------
Revenues:
  Services...............................................  $  78,455     $   3,917      $     --
  Sales of handsets and accessories......................     15,705         3,965            --
                                                           ---------     ---------      --------
                                                              94,160         7,882            --
                                                           ---------     ---------      --------
Costs and operating expenses:
  Cost of services.......................................    (24,280)       (5,543)           --
  Cost of sales of handsets and accessories..............   (134,269)      (25,139)           --
  Selling, administrative and general expenses...........   (175,324)     (102,953)      (30,090)
  Depreciation and amortization..........................    (48,096)      (17,712)          (78)
                                                           ---------     ---------      --------
                                                            (381,969)     (151,347)      (30,168)
                                                           ---------     ---------      --------
Operating loss...........................................   (287,809)     (143,465)      (30,168)
Interest (expense) income................................    (58,512)      (15,197)        1,194
Foreign currency exchange gain (loss) -- net.............     (5,995)          994            --
Other income.............................................      2,910           899           441
Foreign currency exchange loss on remeasurement of
  financial statements...................................         --            --        (2,474)
                                                           ---------     ---------      --------
Loss before income tax...................................   (349,406)     (156,769)      (31,007)
Provision for:
  Income tax.............................................         --          (419)         (321)
  Employees' statutory profit sharing....................         --          (175)           --
                                                           ---------     ---------      --------
          Net loss for the period........................   (349,406)     (157,363)      (31,328)
Other comprehensive income:
  Foreign currency translation adjustment................     (1,994)       13,747            --
                                                           ---------     ---------      --------
          Comprehensive loss.............................  $(351,400)    $(143,616)     $(31,328)
                                                           =========     =========      ========

   The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)

                                                                                    PERIOD FROM
                                                                                     JUNE 24,
                                                                                       1998
                                                               YEAR ENDED            (DATE OF
                                                              DECEMBER 31,         INCEPTION) TO
                                                         ----------------------    DECEMBER 31,
                                                           2000         1999           1998
                                                         ---------    ---------    -------------
Cash flows from operating activities:
  Net loss for the period..............................  $(349,406)   $(157,363)     $ (31,328)
                                                         ---------    ---------      ---------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................     48,096       17,712             78
     Other provisions and interest no paid.............     47,850        4,412             --
     Foreign exchange loss on remeasurement of
       financial statements............................         --           --          2,474
     Changes in assets and liabilities:
       Recoverable value added tax.....................     (6,016)     (11,040)        (9,443)
       Clients.........................................     (9,348)      (3,356)            --
       Other accounts receivable.......................     (2,710)      (1,727)          (341)
       Inventories.....................................    (21,884)          --             --
       Prepaid advertising.............................     (2,415)      (4,013)           (67)
       Other current assets............................         --          229           (217)
       Other accounts payable and accrued expenses.....     72,788       49,145          5,753
                                                         ---------    ---------      ---------
       Total adjustments...............................    126,361       51,362         (1,763)
                                                         ---------    ---------      ---------
          Net cash used in operating activities........   (223,045)    (106,001)       (33,091)
                                                         ---------    ---------      ---------
Cash flows from investing activities:
  Acquisition of property, furniture and
     telecommunications equipment......................    (69,827)     (38,356)           (77)
  Public telecommunications network concessions........         --           --       (233,530)
                                                         ---------    ---------      ---------
          Net cash used in investing activities........    (69,827)     (38,356)      (233,607)
                                                         ---------    ---------      ---------
Cash flows from financing activities:
  Bank loans...........................................    140,000       90,000             --
  Capital stock increase...............................    195,506       50,000        300,000
  Interest paid Qualcomm...............................    (24,671)          --             --
  Interest paid Alcatel................................    (19,132)          --             --
                                                         ---------    ---------      ---------
          Net cash provided by financing activities....    291,703      140,000        300,000
                                                         ---------    ---------      ---------
Effect of exchange rate fluctuations on cash...........      1,995      (13,818)        (2,989)
                                                         ---------    ---------      ---------
Net increase (decrease) in cash and cash equivalents...        826      (18,175)        30,313
Cash and cash equivalents at beginning of period.......     12,138       30,313             --
                                                         ---------    ---------      ---------
Cash and cash equivalents at end of period.............  $  12,964    $  12,138      $  30,313
                                                         =========    =========      =========
Supplemental disclosures of cash flow information:
  Income tax paid......................................  $      --    $     536      $      --
  Interest paid........................................     43,803        8,922             14
  Prepaid advertising contracted with notes payable....        500          420          5,941
  Property, furniture and telecommunications equipment
     acquired through financing........................    134,775      121,054        132,297
  Inventories acquired through financing...............         --        1,609             --

   The accompanying notes are an integral part of these financial statements.

                   PEGASO TELECOMUNICACIONES, S. A. DE C. V.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                          (THOUSANDS OF U.S. DOLLARS)

                                                                           ACCUMULATED
                                                                              OTHER
                                              CAPITAL     ACCUMULATED     COMPREHENSIVE
                                               STOCK        DEFICIT          INCOME           TOTAL
                                              --------    -----------   -----------------   ---------
Issuance of stock at inception on June 24,
  1998......................................  $     11     $      --         $    --        $      11
  Additional capital stock issued on June 30
     and September 28, 1998.................   299,989            --              --          299,989
  Loss for the period.......................        --       (31,328)             --          (31,328)
                                              --------     ---------         -------        ---------
Balances at December 31, 1998...............   300,000       (31,328)             --          268,672
  Capital stock increase....................    50,000            --              --           50,000
  Loss for the period.......................        --      (157,363)             --         (157,363)
  Foreign currency translation adjustment...        --            --          13,747           13,747
                                              --------     ---------         -------        ---------
Balances at December 31, 1999...............   350,000      (188,691)         13,747          175,056
  Capital stock increase....................   195,506            --              --          195,506
  Loss for the period.......................        --      (349,406)             --         (349,406)
  Foreign currency translation adjustment...        --            --          (1,994)          (1,994)
                                              --------     ---------         -------        ---------
Balances at December 31, 2000...............  $545,506     $(538,097)        $11,753        $  19,162
                                              ========     =========         =======        =========

   The accompanying notes are an integral part of these financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 1 -- OPERATIONS OF THE COMPANY AND SUBSIDIARIES:

     Pegaso Telecomunicaciones, S. A. de C. V. (Telecomunicaciones), a Mexican holding company, was incorporated on June 24, 1998, for a duration of 99 years. At December 31, 2000, the stockholders of Telecomunicaciones were Mr. Alejandro Burillo Azcarraga ("Mr. Burillo") and related parties, Sprint Mexico, Inc., a subsidiary of Sprint Corporation ("Sprint"), Leap PCS Mexico, Inc. a subsidiary of Leap Wireless International, Inc. ("Leap") and certain investment funds.

     At December 31, 2000, Telecomunicaciones and its subsidiaries (collectively, the "Company") held 100% of the capital stock of the following Mexican subsidiaries:

                   SUBSIDIARY                                        ACTIVITY
                   ----------                                        --------
Pegaso Comunicaciones y Sistemas, S. A. de C. V.  Holds the concessions and the
(Comunicaciones y Sistemas)                       telecommunications equipment for wireless
                                                  telephone services provided by PCS.
Pegaso PCS, S. A. de C. V. (PCS)                  Provides wireless telephone services to the
                                                  general public through an agency agreement with
                                                  Comunicaciones y Sistemas.
Pegaso Recursos Humanos, S. A. de C. V.           Provides administrative services to the
(Recursos Humanos)                                Company.
Pegaso Finanzas, S. A. de C. V                    Finance company.
Pegaso Finco I, S. A. de C. V                     Inactive.

     The Company is engaged in providing nationwide mobile telephone services in Mexico. Comunicaciones y Sistemas holds the concessions granted by the Mexican Ministry of Communications (Secretaria de Comunicaciones y Transportes -- SCT).

     The concessions include the rights to install, operate and exploit a nationwide public telecommunications network for a period of up to 20 years, with an option to extend the concessions at the end of the 20-year period. (See
Note 5).

     The Company's development from inception has been financed with capital contributions made by the stockholders (see Note 9) and different lines of credit (see Notes 6, 7 and 8). Some lines of credit are secured by all Company properties, rights and assets. The recoverability of the Company's investment is dependent upon future events, including, but not limited to, the stability of the Mexican economic environment, obtaining adequate financing for developing and expanding its PCS network, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure.

     The Company launched wireless telecommunications services in Tijuana in February 1999, Guadalajara in August 1999, Monterrey in September 1999, and Mexico City in December 1999. In December 2000, the Company launched its service in Ensenada, Nuevo Laredo, Reynosa, Toluca and Chapala. Prior to those dates, the Company's business consisted of the installation and construction of its network and other start-up activities.

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

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     The significant accounting policies, as adjusted, are shown below:

a. TRANSLATION:

     As of January 1, 1999, Mexico is no longer considered a hyperinflationary economy. Therefore, for the purposes of translating its Mexican peso financial statements to U.S. dollars in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, the Company changed the functional currency from the U.S. dollar to the Mexican peso. Accordingly, monetary and non-monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Capital stock has been translated at historic observed exchange rates. Revenues, expenses, gains and losses are translated at the average exchange rate for the year. The net equity effects of translation are recorded in the cumulative foreign currency translation adjustment account as a part of accumulated other comprehensive income.

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

d. INVENTORIES AND COST OF SALES:

     Inventories are initially recorded at average cost and subsequently adjusted by an estimation for realization. The resulting amounts are not in excess of market value.

     Cost of sales is recorded following the average cost method.

e. ADVERTISING COSTS:

     Advertising costs are expensed as incurred. Prepaid media advertising, including television airtime, magazine and other print media, is deferred and recorded as a current asset, and expensed when the advertising airtime or space is used.

f. PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT:

     Property, furniture and telecommunications equipment are recorded at cost.

     Depreciation is calculated by the straight-line method, based on the estimated useful lives of said items, ranging from four to twenty years.

     Leasehold improvements are capitalized at cost and are amortized using the straight-line method over a period no longer than the contract period.

g. PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS:

     The public telecommunications network concessions include the cost of the radio-electric frequency band concession and other related costs, and are recorded at cost.

     Amortization is calculated by the straight-line method, over the concession period, which is 20 years.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

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

i. CAPITALIZED INTEREST COST:

     Property, furniture and telecommunications equipment, as well as the public telecommunications network concessions, include the capitalization of the interest costs, related to their acquisition.

j. REVENUE RECOGNITION:

     The Company's revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenues from prepaid airtime, calling party pays, roaming and interconnection fees and postpaid services, are recognized as revenue when the service is provided.

     The revenue and related expenses associated with the sale of handsets are recognized when the products are delivered and accepted by customers, as this is considered to be a separate earning process from the sale of wireless services.

k. IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company evaluates potential impairment losses on long-lived assets by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted future expected cash flows generated by the assets and without interest charges. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses have been recorded by the Company.

l. CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

     The Company maintains its cash and cash equivalents at various major financial institutions, and are principally invested in short-term time deposits and money market accounts.

     Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers throughout Mexico. The Company maintains allowances for doubtful accounts based on the expected collectibility of all receivables.

m. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of the Company's financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these instruments. The Company's bank loans and other debt are subject to interest at variable rates, and as a result, the book value of such liabilities approximates their fair values.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

N. NEW ACCOUNTING REQUIREMENTS:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. The Company does not currently utilize derivative instruments and, consequently, this statement is not expected to have a material impact on the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company will assess the impact of this standard on securitization transactions that are entered into subsequent to the effective date of the standard.

NOTE 3 -- BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES AND OTHER RELATED
PARTIES:

     Accounts payable to affiliated companies are as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Leap Wireless International, Inc. and subsidiaries.........  $2,839    $5,085
Sprint Spectrum L. P. .....................................   4,277        --
Grupo Televisa, S. A. and subsidiaries(1)..................      --       420
                                                             ------    ------
                                                             $7,116    $5,505
                                                             ======    ======

---------------
(1) Grupo Televisa, S. A., ceased being an affiliated company on July 13, 2000.

     Following is a summary of the main transactions with affiliated companies and other related parties:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Revenues:
  International roaming from Sprint...................  $   629    $    --    $    --
Expenses:
  Equipment purchases from Qualcomm(1)................       --         --     80,100
  Interest on advances from stockholders..............       --         --      1,697
  Professional services(2)............................   28,759     39,564        586
  Advertising services................................    4,915      4,100      6,256
  Rent payments to stockholders(3)....................    1,669      1,776         40
  Royalties to Sprint(4)..............................    2,441         --         --
  Management services to Sprint(4)....................    4,335         --         --

---------------
(1) Qualcomm Incorporated ("Qualcomm") ceased being an affiliated company on September 23, 1998.

(2) Provided by Leap Wireless Mexico, S. A. de C. V., a subsidiary of Leap Wireless International, Inc.; represents mainly advisory services paid in connection with the Company's organization, start-up activities and supervision of the design and implementation of the network. These services are subcontracted to GTE Data Services Mexico, S. A. de C. V.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

(3) Includes $228 paid to Grupo Televisa, S.A. and subsidiaries for the lease of two offices, the lease agreements for which expire in May and September 2003. Grupo Televisa S.A. ceased being an affiliated company on July 13, 2000. This also includes $170 paid directly to Mr. Alejandro Burillo Azcarraga for the lease of two offices, and to the following entities in which he has an interest: $695 to Participacion Activa en Empresas, S.A. de C.V. and $576 to Palmas Plaza.

(4) Royalties and services as per the agreements described in Note 11.

NOTE 4 -- PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT:

                                                            DECEMBER 31,             ANNUAL
                                                        --------------------    DEPRECIATION RATE
                                                          2000        1999             (%)
                                                        --------    --------    -----------------
Telecommunications equipment..........................  $408,257    $282,901     25,10,8 and 5
Furniture and equipment...............................     6,420       6,633          10
Computer equipment....................................    20,884      16,311          30
Transportation equipment..............................     2,261       1,439          25
Leasehold improvements................................     6,362       2,999          20
Maintenance equipment.................................       478         141          10
                                                        --------    --------
                                                         444,662     310,424
Accumulated depreciation..............................   (42,418)     (7,798)
                                                        --------    --------
                                                         402,244     302,626
Land..................................................        91          90
Telecommunications equipment in the process of
  installation........................................    23,894       3,134
                                                        --------    --------
                                                        $426,229    $305,850
                                                        ========    ========

     Telecommunications equipment includes capitalized financing costs of $15,766 and $12,889 as of December 31, 2000 and 1999, respectively.

NOTE 5 -- PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS:

     On October 7, 1998, the Company obtained the concessions to frequency bands of the radio-electric spectrum to provide nationwide wireless fixed and inducement access telecommunications services. Balances are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Cost of concession (includes $1,278 of capitalized
  interest at December 31, 2000 and 1999,
  respectively)........................................  $246,407    $247,700
Accumulated amortization...............................   (22,588)    (10,320)
                                                         --------    --------
                                                         $223,819    $237,380
                                                         ========    ========

     Concessions include the rights to provide the following services:

     - Fixed or mobile wireless telephone service.

     - Transmission or reception of signals, images, voice, sounds or information of any nature through the network, and additional services authorized by the SCT.

     - Access to data networks, videos, audio and videoconferences.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

NOTE 6 -- BRIDGE LOAN:

     On May 27, 1999, the Company entered into a Bridge Loan Agreement with Citibank N.A. acting as administrative agent, Societe Generale acting as syndication agent, ABN AMRO Bank N.V. acting as documentation agent and Qualcomm Incorporated ("Qualcomm") acting as guarantor.

     Under this agreement, the Company may borrow principal amounts of up to US$100 million and $15 million for credit facility to finance interest payments at varying interest rates. The weighted average interest rate was 12.60% in 1999 and 11.02% in 2000.

     The agreement contains certain covenants, including, but not limited to, a restriction on the payment of dividends and the sale of fixed assets.

     On the same date, Qualcomm and Citibank N.A entered into a Guaranty Agreement ("Qualcomm Guaranty") under which Qualcomm guarantees the timely payment in full when due of all the Company's obligations under the Bridge Loan Agreement.

     To induce Qualcomm to enter into the Bridge Loan Agreement and to issue the Qualcomm Guaranty:

          1. The Company entered into a Stock Option Agreement with Qualcomm, dated May 27, 1999, under which Qualcomm was granted an option to subscribe and purchase up to 353,585 limited voting series N treasury shares of the Company's capital stock, with no par value. The option may be exercised at any time or from time to time on or after the earlier of (x) the date on which any and all amounts under the Bridge Loan Agreement are paid in full and (y) the scheduled maturity date of the Bridge Loan which is currently June 15, 2001. The exercise price of the option is US$0.01.

          In the event Qualcomm exercises the option, the number of shares to be subscribed will be determined based on the internal rate of return (as defined) on the cash flows paid to the lenders, provided that if the internal rate of return is greater than or equal to 20%, then the number of shares to be subscribed will be zero.

          2. Leap entered into a counter-guaranty providing for a guarantee by Leap of 33% of the Company's obligations under the Bridge Loan Agreement.

          3. Mr. Burillo entered into a counter-guaranty providing for a guarantee by Mr. Burillo of 15% of the Company's obligations under the Bridge Loan Agreement.

     In addition, as a condition for Leap and Mr. Burillo to issue the above-mentioned counter-guaranties, the Company entered into a Stock Option Agreement with each of them, dated on May 27, 1999, under which Leap and Mr. Burillo were granted an option to subscribe and purchase up to 243,090 and 110,495, respectively, limited voting series N treasury shares of the Company's capital stock, with no par value. The terms of these contracts are similar to those in the Stock Option Agreement entered into by the Company and Qualcomm mentioned above. Additionally, an Irrevocable Administration and Guarantee Trust agreement was signed by Leap and Mr. Burillo as trustors, Qualcomm as beneficiary, and Banco INVEX, S.A., Institucion de Banca Multiple (INVEX) as trustee. Under this agreement, INVEX may exercise the options on behalf of Qualcomm to execute the counter-guarantee.

     On February 8, 2000, the Bridge Loan Agreement was amended, and the total borrowing amount was increased to $175 million and $15 million for a credit facility to finance interest payments. The applicable interest rates were increased by approximately 1%.

     On November 17, 2000, a new amendment to the Bridge Loan Agreement was signed to increase the borrowing amount to US$300 million and $15 million for a credit facility to finance interest payments and to

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

extend the original maturity date from November 28, 2000 to June 15, 2001. As a consequence of this amendment the Stock Option Agreements mentioned in points 1, 2 and 3 above were amended, and additional options were granted to Qualcomm, Leap and Mr. Burillo for 254,645, 175,068 and 79,577 shares, respectively.

     As of December 31, 2000 and 1999, $263.1 million and $94.4 million, respectively, was outstanding under the Bridge Loan Agreement. Interest expense in 2000 and 1999 amounted to $26.3 million and $3.7 million, respectively.

NOTE 7 -- QUALCOMM'S FINANCING COMMITMENT AGREEMENTS:

     On December 22, 1999, Qualcomm and the Company signed an agreement under which Qualcomm committed to the underwriting of a $250 million term loan facility upon the Company's request, subject to certain conditions. The proceeds of the term loan facility may only be used by the Company for capital expenditures, working capital and operating expenses.

     On April 26, 2000, the Company paid Qualcomm $13.4 million corresponding to commissions and other fees under this agreement. As of December 31, 2000, the Company recognized $5.0 million as commitment fees which are being amortized over the commitment period. Amortization charged to income in 2000 amounted to $3.3 million. The remaining $8.4 million was recorded as prepaid expenses in non-current assets, and the Company expects to amortize it once a term loan facility transaction is closed with Qualcomm or to expense it if the Company obtains such resources from other parties.

     Under the same agreement, Qualcomm committed to the underwriting of a high-yield bond offering of $250 million upon the Company's request. The proceeds of the offering may only be used by the Company for capital expenditures, working capital and operating expenses. Under this agreement, the Company must pay commissions and other fees of $23.8 million in the event the high-yield bond transaction is closed with Qualcomm. Qualcomm's commitments are subject to conditions, including: (1) the continuing validity of the Company's licenses, (2) the negotiation of amendments to the existing vendor credit facilities and the consent of the lenders under those facilities, and (3) the absence of any event or circumstance that has or could reasonably be expected to have a material adverse effect on the Company's financial condition.

     On November 17, 2000, Qualcomm confirmed that both of these commitments will be effective through June 15, 2001.

NOTE 8 -- VENDOR FINANCING AND BANK LINES:

     The Company has entered into certain agreements for the acquisition of telecommunications equipment, services and installation consultancy. These commitments will be financed through vendor financing contracts, which are summarized as follows:

                EQUIPMENT SUPPLIER                          FINANCING AGENT            CREDIT LINE
                ------------------                          ---------------            -----------
Qualcomm..........................................  Qualcomm loan managed by ABN       $310,000(1)
                                                    AMRO Bank N.V.
Alcatel...........................................  Syndicated loan managed by         $287,500(2)
                                                    Citibank International, Plc.

---------------
(1) Qualcomm credit line

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     The Qualcomm credit line is up to $310 million, available as shown below:

                 CREDIT                             AVAILABILITY                   AUTHORIZED LINE
                 ------                             ------------                   ---------------
                                                                                     (MILLIONS)
    Loan 1..........................  From the date of authorization to
                                      December 31, 2000                                 $200

    Loan 2..........................  From January 1, 2001 to December 31, 2002           90

    Additional loan.................  From the date of authorization to
                                      December 31, 2002                                   20

                                                                                        ----

                                                                                        $310

                                                                                        ====

          This loan facility is subject to interest at the LIBOR plus 4.5 points. Interest is to be paid at various intervals ranging from monthly to biannually, depending upon the type of loan under which the amount has been disbursed. Interest expense amounted to $135, $15,319 and $21,578 in 1998, 1999 and 2000, respectively.

          Under our vendor financing facilities with Alcatel and Qualcomm, some of our borrowings are initially classified as short-term debt until they are rolled over into a long-term facility.

          As of December 31, 2000, $197.7 million was outstanding under this line of credit and as of December 31, 1999, $109 million was outstanding, which is shown in the consolidated balance sheet as long-term vendor financing of equipment. The short-term vendor financing of equipment, interest and commitment balances shown in the consolidated balance sheet includes liabilities of $89.0 million and $40.9 million as of December 31, 2000 and 1999, respectively, payable to Qualcomm Inc, Ericsson Wireless and Ericsson Telecom (Mexico), S.A. de C.V., which are pending approval by Qualcomm to be considered as part of the line of credit facilities.

          Debt maturities for the five years subsequent to December 31, 2000, are as follows:

                       DECEMBER 31,                          AMOUNT
                       ------------                         --------
2002......................................................  $ 21,275
2003......................................................    50,182
2004......................................................    80,591
2005......................................................    45,662
                                                            --------
                                                            $197,710
                                                            ========

          The principal payments on loans managed by ABN AMRO BANK, N.V. will be negotiated in good faith and must be agreed upon by both parties prior to disbursement.

(2) Alcatel credit line

          The Alcatel credit line is for up to $ 287.5 million, the availability of which is as follows:

                 CREDIT                             AVAILABILITY                   AUTHORIZED LINE
                 ------                             ------------                   ---------------
                                                                                     (MILLIONS)
    Loan 1..........................  From the date of authorization to
                                      December 31, 2000                                $170.0

    Loan 2..........................  From January 1, 2001 to December 31, 2002         100.0

    Additional loan 1...............  From the date of authorization to
                                      December 31, 2000                                  10.0

    Additional loan 2...............  From January 1, 2001 to December 31, 2002           7.5

                                                                                       ------

                                                                                       $287.5

                                                                                       ======

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

          These loans bear interest at the Eurodollar rate plus 4.5 points per year and to an adjustable margin (9.75%, 10.10% and 10.98% at December 31, 1998, 1999 and 2000, respectively). As of December 31, 2000, the interest payable was $474. Interest expense amounted to $10.2 million in 1998, $4.8 million in 1999 and $13.3 million in 2000.

          At December 31, 1999 and 2000, $88.9 million and $132.5 million, respectively, was outstanding under this line of credit and is included in long-term bank lines of credit. The Company has received an extension from Alcatel to use the remaining unused portion of Loan 1, $37.5 million, up to March 2001. The schedules of maturities on the outstanding amounts are as shown below:

                       DECEMBER 31,                          AMOUNT
                       ------------                         --------
2002......................................................  $ 16,000
2003......................................................    34,480
2004......................................................    55,720
2005......................................................    26,309
                                                            --------
                                                            $132,509
                                                            ========

          The LIBOR interest rate on a quarterly basis as of December 31, 1999 and 2000 was 6.00125% and 6.39875% respectively.

     The Company has pledged all its properties, rights and assets to secure the obligations derived from these vendor financing agreements. Additionally, on June 18, 1999, the Company, as trustor, established an irrevocable administration and guarantee trust with Citibank Mexico, S.A. de C.V., with Grupo Financiero Citibank as representative of the beneficiaries of the guarantees and as agent of the guarantees, and INVEX, as trustee. The purpose of the trust agreement is to guarantee payment of obligations arising from the vendor financing agreements signed with Qualcomm and Alcatel. The Company has pledged its shares in Comunicaciones y Sistemas, PCS and Recursos Humanos to the trust.

     The lines of credit establish, among other things, the following obligations and restrictions for the Company:

          a. Disbursements from the lines of credit can be utilized only for the acquisition of telecommunications equipment from Qualcomm and Alcatel.

          b. The capital stock must be increased by two contributions of $50 million each by July 31, 1999 and August 31, 2000. Both contributions have been made.

          c. Neither dividend payments nor capital distributions should be made during the loan periods.

NOTE 9 -- STOCKHOLDERS' EQUITY:

     The Company was incorporated on June 24, 1998, with an initial capital contribution of $11 for the subscription of 100,000 common shares with a par value of one Mexican peso each.

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

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     On July 27 and 30, 1999, the Company received $50,000 in exchange for the issuance of 5,000,000 common Series N shares with no par value.

     At December 31, 1999, the authorized capital stock was composed of 35,000,000 no-par-value shares.

     On April 26, 2000, the Company received $145,506 in exchange for the issuance of 7,561,547 series II-N and 2,152,977 Series II-B shares with no par value. This contribution was made by Sprint Mexico Inc, a subsidiary of a U.S. telecommunications corporation.

     On August 30, 2000, the Company received $50,000 in exchange for the issuance of 5,000,000 Series II-N shares with no par value. This contribution was made by Mr. Alejandro Burillo Azcarraga.

     As of December 31, 2000, the Company's authorized capital stock was represented by 50,930,984 shares with no par value. The Company's issued and outstanding capital stock as of December 31, 2000 consisted of:

                                                       NUMBER OF
                                                         SHARES       AMOUNT
                                                       ----------    --------
Class I (fixed minimum portion)
  Series A shares....................................         612    $      6
  Series B shares....................................         588           6
Class II (variable portion)
  Series A shares....................................   7,499,388      74,994
  Series B shares....................................   7,199,412      87,065
  Series N shares....................................  35,014,524     383,435
                                                       ----------    --------
                                                       49,714,524    $545,506
                                                       ==========    ========

     Series N Class II shares have limited voting rights.

     In the event of a capital stock reduction, the portion of capital stock exceeding contributions made is subject to income tax, payable by the Company, equivalent to 53.85% of such excess.

     As of December 31, 2000, the Company has lost more than two thirds of its capital stock. This is a legal cause of dissolution, which any interested party may request be declared by the courts.

NOTE 10 -- INCOME TAX, ASSET TAX AND EMPLOYEES' STATUTORY PROFIT SHARING:

     Telecomunicaciones and its subsidiaries pay income tax and asset tax on an individual company basis.

     For the years ended December 31, 2000 and 1999, Telecomunicaciones generated a net tax loss of $6,649 and $5,176, respectively, and two of its subsidiaries generated a combined net tax loss of $389,274 and $110,392, respectively. The other subsidiary, Recursos Humanos, had a net taxable loss of $1,174 and a net tax income of $1,756 for the years ended December 31, 1999 and 2000. Therefore, for the periods ended December 31, 1999 and 1998, Recursos Humanos recognized a tax provision of $419 and $321 respectively, as shown in the consolidated financial statements.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     Tax loss carryforwards can be inflation indexed by applying factors derived from the NCPI from the date on which losses arise through the date of their utilization. Those restated tax loss carry-forwards can be offset against future taxable income, and expire as follows:

                     EXPIRATION YEAR                         AMOUNT
                     ---------------                        --------
   2008...................................................  $ 17,891
   2009...................................................   130,404
   2010...................................................   397,097
                                                            --------
                                                            $545,392
                                                            ========

     Taxable income differs from accounting income due to permanent differences excluded by law from the determination of tax results, mainly the tax effect of inflation and recurring timing differences.

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000         1999       1998
                                                     ---------    --------    -------
Inventories........................................  $  (8,128)   $   (565)   $    --
Fixed assets.......................................     (4,695)    (10,867)        --
Concession.........................................    (22,750)     (3,838)        --
Preoperating expenses..............................      6,490       4,960      4,660
Other temporary items..............................      2,164        (836)    (8,692)
Tax loss carryforwards.............................    190,887      70,955      4,546
Valuation allowance................................   (163,968)    (59,809)      (514)
                                                     ---------    --------    -------
                                                     $      --    $     --    $    --
                                                     =========    ========    =======

     The statutory IT rates for 2000 and 1999 were 35%. The following items represent the principal differences between income taxes computed at the statutory tax rate and the Company's provision for income taxes for the periods ended December 31, 2000 and 1999:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Tax at statutory rate.......................................  (35)%     (35)%     (34)%
Foreign exchange loss on remeasurement of financial
  statements................................................   --        --         3%
Permanent items, including inflationary effects.............   (5)%       6%        7%
Interest and consultancy fees...............................   --        (3)%      (5)%
Preoperating expenses.......................................   --        --        15%
Other temporary items.......................................   (1)%      (1)%      --
Amortization of concession..................................   (3)%      (7)%      --
Valuation allowance.........................................   44%       40%       15%
                                                              ---       ---       ---
Effective IT rate...........................................   --        --         1%
                                                              ===       ===       ===

     Asset tax is determined by applying the rate of 1.8% to the net amount of certain assets and liabilities, and is payable only when asset tax exceeds income tax. The Company will not be subject to the payment of asset tax until the year 2002, because the Mexican Tax Law states that start-up companies are not subject to asset tax payment during the first four years from the date of incorporation.

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

     Employees' Statutory Profit Sharing is determined at the rate of 10% on the taxable income of each company, on a basis similar to income tax. For the period ended December 31, 1999, one of the Company's subsidiaries, Pegaso Recursos Humanos generated employees' statutory profit sharing amounting to $175. For the year ended December 31, 2000, the Company generated no taxable income subject to the payment of employees' statutory profit sharing.

NOTE 11 -- AGREEMENTS WITH SPRINT:

     In April 2000, the Company entered into various service and technology-related agreements with Sprint.

     Under these agreements, Sprint has, among others:

     - granted the Company the exclusive right to obtain licenses to use in Mexico the technology used by Sprint to provide wireless telephone services in the United States;

     - granted the Company the exclusive right to use Sprint business know-how in Mexico;

     - agreed to make reasonable efforts to allow the Company to purchase goods from its suppliers under its enterprise contracts;

     - agreed to provide services requested by the Company from time to time, including:

      -- network operations

      -- marketing

      -- product development

      -- subscriber equipment and handset logistics

      -- customer care

      -- revenue operations, and

      -- information technology; and

     - agreed not to provide these services to any other party in Mexico in connection with wireless telephone services.

     Under the technology access and service agreement, the Company has agreed to pay a royalty equal to a percentage of its annual net service revenues plus a percentage of its annual EBITDA (in each case, as defined in the agreement) on a monthly basis, as set forth in the table below:

                                             PERCENTAGE OF ANNUAL    PERCENTAGE OF
                   YEAR                      NET SERVICE REVENUE     ANNUAL EBITDA
                   ----                      --------------------    -------------
2000.......................................          4.50%                 --
2001.......................................          3.75%               0.50%
2002.......................................          3.00%               0.75%
2003.......................................          2.50%               1.25%
2004.......................................          2.50%               1.50%
2005 and later.............................          2.25%               2.25%

     The technology access and service agreement contemplates that Sprint may propose to restructure the royalty rate after the third anniversary of the agreement. If the Company is unable to agree on a restructured

           PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 2000
                (AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

royalty rate and Sprint notifies the Company that it is unwilling to continue the agreement under the current rate structure, then either party may terminate the agreement.

     The technology access and service provisioning agreement has a 10 year term and will automatically be renewed for three successive 10 year renewal periods (for a maximum of 40 years, including the initial term), unless it is terminated or, at least one year prior to the commencement of any renewal period, either party notifies the other that it does not wish to renew the agreement.

NOTE 12 -- COMMITMENT AND CONTINGENCIES:

     a. The Company leases offices and other spaces related to its business under operating lease agreements expiring through 2006. Annual minimum lease payments under these leases are as follows:

                           YEAR                              AMOUNT
                           ----                              -------
2001.......................................................  $ 3,570
2002.......................................................    3,309
2003.......................................................    2,819
2004.......................................................    1,403
2005.......................................................      560
2006.......................................................      156
                                                             -------
                                                             $11,817
                                                             =======

     Additionally, the Company has site operating leases for the network at an annual cost of approximately $4,695 payable on a monthly, bimonthly and quarterly basis. These lease contracts are renewable generally on an annual basis.

     Lease payments charged to income in 2000, 1999 and 1998 amounted to $15,891, $13,430 and $824, respectively.

     b. The Company is committed to purchase 50% of its handsets from Kyocera under the existing handset supply agreement for a period of five years starting February 15, 1999. The handsets must contain and utilize Qualcomm's Application Specific Integrated Circuits, known as the Q-Chip. In addition, the Company has agreed with Qualcomm and Ericsson to use the "cdmaOne" and the "multi-carrier mode" of the ITU proposed third generation CDMA standard exclusively as the primary technology for its wireless telecommunications.

     c. The company issued purchase orders for the acquisition of telecommunications equipment, services and installation consultancy to be received in 2001 for an amount of $37,595.

     These purchases are expected to be financed through the vendor financing facilities described in Note 8.

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
  Common stock -- authorized 300,000,000 shares; $.0001
     value, 28,348,694 and 20,039,556 shares issued and
     outstanding at December 31, 2000 and 1999
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

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 4

                       LEAP WIRELESS INTERNATIONAL, INC.

    CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                  SEPTEMBER 1,
                                                    YEAR ENDED      1999 TO      YEAR ENDED AUGUST 31,
                                                   DECEMBER 31,   DECEMBER 31,   ----------------------
                                                       2000           1999          1999        1998
                                                   ------------   ------------   ----------   ---------
Operating expenses:
  Selling, general and administrative expenses...    $(35,233)      $ (4,883)    $ (17,004)   $ (9,292)
  Depreciation and amortization..................        (815)          (212)         (563)         --
                                                     --------       --------     ---------    --------
          Total operating expenses...............     (36,048)        (5,095)      (17,567)     (9,292)
                                                     --------       --------     ---------    --------
  Operating loss.................................     (36,048)        (5,095)      (17,567)     (9,292)
Equity in net loss of and write-down of
  investments in and loan receivable from
  subsidiaries...................................     110,229        (62,351)     (150,897)    (38,284)
Interest income..................................      23,490          1,022           960         843
Interest expense.................................     (81,622)        (6,196)       (6,102)         --
Foreign currency transaction gains, net..........         361             --            --          --
Gain on sale of wholly-owned subsidiaries........      (4,484)            --         9,097          --
Other income (expense), net......................       2,021         (3,226)         (104)         --
                                                     --------       --------     ---------    --------
Income (loss) before income taxes and
  extraordinary items............................      13,947        (75,846)     (164,613)    (46,733)
Income taxes.....................................      (9,693)            --            --          --
                                                     --------       --------     ---------    --------
Income (loss) before extraordinary items.........       4,254        (75,846)     (164,613)    (46,733)
Extraordinary loss on early extinguishment of
  debt...........................................      (4,422)            --            --          --
                                                     --------       --------     ---------    --------
  Net loss.......................................    $   (168)      $(75,846)    $(164,613)   $(46,733)
                                                     ========       ========     =========    ========
Basic net income (loss) per common share:
  Income (loss) before extraordinary items.......    $   0.16       $  (4.01)    $   (9.19)   $  (2.65)
  Extraordinary loss.............................       (0.17)            --            --          --
                                                     --------       --------     ---------    --------
     Net loss....................................    $  (0.01)      $  (4.01)    $   (9.19)   $  (2.65)
                                                     ========       ========     =========    ========
Diluted net income (loss) per common share:
  Income (loss) before extraordinary items.......    $   0.13       $  (4.01)    $   (9.19)   $  (2.65)
  Extraordinary loss.............................       (0.14)            --            --          --
                                                     --------       --------     ---------    --------
     Net loss....................................    $  (0.01)      $  (4.01)    $   (9.19)   $  (2.65)
                                                     ========       ========     =========    ========
Shares used in per share calculations:
  Basic..........................................      25,398         18,928        17,910      17,648
                                                     ========       ========     =========    ========
  Diluted........................................      32,543         18,928        17,910      17,648
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