Form 10-Q
period 2001-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2001-08-14
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                  .

Commission File Number 0-29752

Leap Wireless International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0811062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10307 Pacific Center Court, San Diego, CA	92121

(Address of principal executive offices)	(Zip Code)

(858) 882-6000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last reported)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No  ☐

      The number of shares of registrant’s common stock outstanding on August 8, 2001 was 36,633,863.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2001

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

Assets

Cash and cash equivalents	$381,522	$338,878

Restricted cash equivalents	—	13,575

Short-term investments	118,791	199,106

Inventories	28,487	9,032

Notes receivable, net	33,284	138,907

Other current assets	9,577	12,746

Total current assets	571,661	712,244

Property and equipment, net	686,451	430,193

Investment in and loan receivable from unconsolidated wireless operating company	788	34,691

Wireless licenses, net	681,487	265,635

Goodwill and other intangible assets, net	47,431	30,297

Restricted investments	53,323	51,896

Deposits for wireless licenses	87,699	91,772

Other assets	156,144	30,679

Total assets	$2,284,984	$1,647,407

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$57,219	$58,735

Other current liabilities	132,018	65,690

Total current liabilities	189,237	124,425

Long-term debt	1,408,371	897,878

Other long-term liabilities	107,012	41,846

Total liabilities	1,704,620	1,064,149

Commitments and contingencies (Notes 2, 3 and 6)

Stockholders’ equity:

Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—

Common stock — authorized 300,000,000 shares; $.0001 par value, 35,967,370 and 28,348,694 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	3	3

Additional paid-in capital	1,131,657	893,401

Unearned stock-based compensation	(7,776)	(10,019)

Accumulated deficit	(545,813)	(302,898)

Accumulated other comprehensive income	2,293	2,771

Total stockholders’ equity	580,364	583,258

Total liabilities and stockholders’ equity	$2,284,984	$1,647,407

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Service revenues	$39,554	$16,828	$65,209	$26,246

Equipment revenues	8,292	1,696	19,390	2,269

Total revenues	47,846	18,524	84,599	28,515

Operating expenses:

Cost of service	(17,480)	(5,981)	(29,706)	(8,764)

Cost of equipment	(32,497)	(12,720)	(63,435)	(25,968)

Selling and marketing	(21,786)	(4,941)	(38,801)	(11,617)

General and administrative	(32,715)	(26,957)	(57,401)	(42,384)

Depreciation and amortization	(20,511)	(8,436)	(35,298)	(13,678)

Total operating expenses	(124,989)	(59,035)	(224,641)	(102,411)

Operating loss	(77,143)	(40,511)	(140,042)	(73,896)

Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	(17,116)	(17,169)	(43,298)	(46,752)

Interest income	7,874	12,313	18,773	17,004

Interest expense	(41,840)	(36,311)	(79,451)	(52,471)

Foreign currency transaction gains (losses), net	(40)	10,322	(1,275)	11,721

Gain on sale of subsidiary	—	313,432	—	313,432

Gain on issuance of stock by unconsolidated wireless operating company	—	25,734	—	25,734

Other income, net	—	1,313	3,576	1,948

Income (loss) before income taxes and extraordinary items	(128,265)	269,123	(241,717)	196,720

Income taxes	(265)	(34,548)	(1,198)	(34,548)

Income (loss) before extraordinary items	(128,530)	234,575	(242,915)	162,172

Extraordinary loss on early extinguishment of debt	—	(315)	—	(4,737)

Net income (loss)	$(128,530)	$234,260	$(242,915)	$157,435

Other comprehensive income (loss):

Foreign currency translation gains (losses), net	(287)	(2,452)	(605)	896

Unrealized holding gains (losses) on investments, net	(225)	—	127	—

Comprehensive income (loss)	$(129,042)	$231,808	$(243,393)	$158,331

Basic net income (loss) per common share:

Income (loss) before extraordinary items	$(3.91)	$9.18	$(7.79)	$6.77

Extraordinary loss	—	(0.01)	—	(0.20)

Net income (loss)	$(3.91)	$9.17	$(7.79)	$6.57

Diluted net income (loss) per common share:

Income (loss) before extraordinary items	$(3.91)	$7.21	$(7.79)	$5.19

Extraordinary loss	—	(0.01)	—	(0.15)

Net income (loss)	$(3.91)	$7.20	$(7.79)	$5.04

Shares used in per share calculations:

Basic	32,882	25,536	31,181	23,967

Diluted	32,882	32,519	31,181	31,227

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net cash used in operating activities	$(172,299)	$(13,455)

Investing activities:

Purchase of property and equipment	(71,062)	(26,455)

Loans to subsidiary and unconsolidated wireless operating company	(10,000)	(17,400)

Acquisitions, net of cash acquired	(2,900)	(1,327)

Purchase of wireless licenses	(230,876)	(13,396)

Net proceeds from disposal of subsidiary	—	214,455

Purchase of investments	(102,298)	(122,646)

Sale and maturity of investments	183,817	6,000

Restricted cash equivalents and investments, net	12,736	(66,331)

Sale and repayment of notes receivable	108,138	—

Other	(3,468)	—

Net cash used in investing activities	(115,913)	(27,100)

Financing activities:

Proceeds from issuance of senior and senior discount notes	—	550,102

Proceeds from loans payable to banks and long-term debt	177,204	59,324

Repayment of long-term debt	(909)	(247,520)

Issuance of common stock	154,561	334,574

Payment of debt financing costs	—	(15,222)

Net cash provided by financing activities	330,856	681,258

Effect of exchange rate changes on cash and cash equivalents	—	(8,119)

Effect of change in foreign company reporting lag on cash and cash equivalents	—	(5,545)

Net increase in cash and cash equivalents	42,644	627,039

Cash and cash equivalents at beginning of period	338,878	44,109

Cash and cash equivalents at end of period	$381,522	$671,148

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company” or “Leap”) is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket.” The Company also has a 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”), a Mexican corporation that operates a wireless network in Mexico. From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile.

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders’ equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2001 and Amendment No. 1 thereto filed on Form 10-K/ A with the SEC on June 28, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company recognizes its share of net earnings or losses of its foreign operating companies on a three-month lag.

Revenues and Cost of Revenues

      Wireless services are provided on a month-to-month basis and are generally paid in advance. The Company does not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

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

Basic and Diluted Net Income (Loss) Per Common Share

      Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock options and warrants calculated using the treasury stock method. A reconciliation of weighted average shares outstanding used in calculating basic and diluted income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Weighted average shares outstanding — basic earnings per share	32,882	25,536	31,181	23,967

Effect of dilutive securities:

Employee stock options	—	2,962	—	2,958

Qualcomm warrant	—	3,990	—	4,132

Chase Telecommunications Holdings warrant	—	31	—	16

Qualcomm Trust Convertible Preferred Securities	—	—	—	154

Adjusted weighted average shares outstanding — diluted earnings per share	32,882	32,519	31,181	31,227

      The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Employee stock options	8,416	247	8,416	29

Qualcomm warrant	3,375	—	3,375	—

Senior and senior discount unit warrants	2,830	2,830	2,830	2,830

      Basic and diluted net loss per common share are the same for the three and six months ended June 30, 2001, respectively, as a result of the exclusion of these shares.

Recent Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recent and Pending Acquisitions and Sale of Wireless Licenses

      From January 1, 2001 through August 8, 2001, the Company completed the purchase of wireless licenses in various market areas (defined as an area covered by an individual wireless license issued by the Federal Communications Commission (“FCC”) and also known as a Basic Trading Area or BTA) and certain wireless information assets for an aggregate of $234.3 million in cash, the assumption of debt and other liabilities totaling $110.2 million (including (1) a promissory note in the principal amount of $86.5 million with interest at the rate of 10% per annum, with principal and interest payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002, and (2) a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002 and the right to convert $11.0 million of the note at maturity into shares of the Company’s common stock for $45.825 per share, or 240,043 shares), and the issuance of 2,778,534 shares of the Company’s common stock with a fair value at the time of purchase of approximately $82.7 million. Approximately 265,083 shares issued in connection with two of the acquisitions are being held in an escrow account to satisfy potential indemnification obligations of the sellers. The promissory note and convertible note are secured by pledges of the outstanding stock of three wholly owned subsidiaries of the Company, which together own 11 wireless licenses. The Company was the high bidder on 22 wireless licenses covering 22.4 million potential customers (1998 POPS) in the FCC’s broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. NextWave Telecommunications, Inc. (“NextWave”), the former holder of the 22 licenses for which the Company was the high bidder, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has stated that it will seek further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. The Company cannot predict what effect the D.C. Circuit’s decision or further judicial review will have on it or its ability to retain access to the 22 reauctioned licenses.

      In July 2001, the Company entered into an agreement to sell wireless licenses for 15 MHz of spectrum in Salt Lake City and Provo, Utah to Cingular Wireless LLC for $140.0 million in cash. The agreement is subject to customary closing conditions, including FCC approval, and no assurance can be given that the transaction will be completed. If the transaction is completed, the Company will retain wireless licenses for 15 MHz of spectrum in each of Salt Lake City and Provo, Utah to operate existing voice and planned information services products.

Note 3. Investments in and Loans Receivable from Wireless Operating Companies

      Prior to the Company’s acquisition of substantially all the assets of Chase Telecommunications Holdings, Inc. (“Chase Telecommunications Holdings”) in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million during the three months ended March 31, 2000.

      At June 30, 2001, the Company had a 20.1% interest in Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In June and July 2001, the Company invested an additional $10.0 million and $9.7 million, respectively, in Pegaso by purchasing convertible subordinated notes (the “Pegaso Notes”) pursuant to a $29.4 million funding commitment that preserved the Company’s interest of 20.1%. The Company is required to purchase an additional $9.7 million convertible subordinated note on or before August 15, 2001 to fulfill its funding commitment. The Pegaso Notes, due in January 2008, do not accrue interest and are subordinate to other indebtedness of Pegaso. The Pegaso Notes convert into equity of Pegaso on the earlier of December 31, 2002 or immediately prior to the consummation of an acquisition transaction as outlined in the Pegaso Notes. The Company recorded equity losses from

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pegaso of $17.1 million and $43.3 million during the three and six months ended June 30, 2001, respectively, and $17.2 million and $36.4 million during the three and six months ended June 30, 2000, respectively.

      Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)

Current assets	$157,773	$106,751

Non-current assets	775,858	678,628

Current liabilities	(484,206)	(300,424)

Non-current liabilities	(495,221)	(312,489)

Total stockholders’ capital (deficit)	(45,796)	172,466

Other stockholders’ share of capital (deficit)	(36,584)	137,775

Company’s share of capital (deficit)	(9,212)	34,691

Lag period loans	10,000	—

Investment in and loan receivable from unconsolidated wireless operating company	$788	$34,691

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Operating revenues	$19,903	$19,035	$58,198	$26,658

Operating expenses	(89,392)	(81,811)	(228,347)	(153,273)

Other expense, net	(20,964)	(11,649)	(37,622)	(25,326)

Foreign currency transaction gain (losses), net	5,360	14,594	(7,484)	9,662

Net loss	(85,093)	(59,831)	(215,255)	(142,279)

Other stockholders’ share of net loss	(67,977)	(42,736)	(171,957)	(94,029)

Company’s share of net loss	(17,116)	(17,095)	(43,298)	(48,250)

Elimination of intercompany transactions	—	(74)	—	1,498

Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	$(17,116)	$(17,169)	$(43,298)	$(46,752)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Long-Term Debt

      Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)

12.5% senior notes, due 2010, effective interest rate of 15.8%	$166,278	$162,939

14.5% senior discount notes, face amount of $668.0 million, due 2010, effective interest rate of 16.3%	304,453	274,776

Vendor financing agreements, weighted average interest rate of 8.5%	725,890	378,668

U.S. government financing, weighted average effective interest rate of 9.9%	84,579	83,140

Qualcomm term loan, effective interest rate of 9.5%	129,081	—

	1,410,281	899,523

Less current portion	(1,910)	(1,645)

	$1,408,371	$897,878

Qualcomm Term Loan

      In January 2001, the Company entered into a secured loan agreement with Qualcomm Incorporated (“Qualcomm”) under which Qualcomm agreed to loan the Company approximately $125.3 million to finance its acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by transferring to the Company an FCC auction discount voucher, and the Company issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. Under the terms of the agreement, the Company must repay the outstanding principal and accrued interest to Qualcomm under these notes in a single payment no later than five years after the date of the initial borrowing. On August 1, 2001, at the request of Qualcomm, the Company agreed to return the auction discount voucher to Qualcomm and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The FCC confirmed its consent to the return of the auction discount voucher to Qualcomm on August 8, 2001 and the indebtedness under the $125.3 million note was canceled. Under the terms of the agreement, loans are subject to mandatory prepayments in certain circumstances, including as a result of the Company’s receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by the Company or its subsidiaries (other than certain excluded issuances such as equipment vendor financing and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). Loans under the agreement bear interest at a variable rate depending on the collateral the Company provides. The Company expects this rate to be at LIBOR plus 7.5%. Interest on the loans is payable semi-annually. However, the Company may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. Loans under the agreement will begin to accrue interest from the date the Company either borrows cash or the date the FCC applies the auction discount voucher against amounts the Company owes for licenses it acquires through the January 2001 FCC auction. As of June 30, 2001, none of the licenses for which the Company was the winning bidder in the January 2001 FCC auction had been granted by the FCC, and the auction discount voucher had not yet been applied. As security for the loans, the Company has agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses that the Company acquires through the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loans. The loans are

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to the same covenants that are contained in the indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

Note 5.   Stockholders’ Equity

Common Stock Purchase Agreement

      In December 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) under which the Company may, at its discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, the Company may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of its common stock, during one or more 18 trading day periods. In addition, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on the Company’s market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, the Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash. In July 2001, the Company completed the second sale of its common stock under the agreement, issuing 521,396 shares to Acqua Wellington in exchange for $15.0 million in cash.

Stockholder Rights Plan

      In April 2001, the Company’s Board of Directors authorized and approved an increase in the number of shares designated as Series A Junior Participating Preferred Stock from 75,000 to 300,000 shares.

2001 Non-Qualified Stock Option Plan

      In April 2001, the Company’s Board of Directors adopted the 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”) that allows the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company’s common stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2001 Non-Qualified Plan. Terms of the 2001 Non-Qualified Plan are comparable to the Company’s 1998 Stock Option Plan and 2000 Stock Option Plan, except that only non-qualified stock options may be granted and the number of options that may be granted to officers and directors is limited under the 2001 Non-Qualified Plan.

Employee Stock Purchase Plan

      In April 2001, the Company’s stockholders approved an amendment to the Company’s 1998 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan from 200,000 to 500,000.

2001 Executive Officer Deferred Bonus Stock Plan

      In April 2001, the Company’s stockholders approved the adoption of the Company’s 2001 Executive Officer Deferred Bonus Stock Plan, under which 275,000 shares of common stock were reserved for issuance. Terms of the plan are comparable to the Company’s Executive Officer Deferred Stock Plan.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Offering

      In May 2001, the Company completed an underwritten public offering of 3,000,000 shares of its common stock at a price of $33.50 per share. The Company received proceeds of approximately $97.9 million, net of underwriting discounts and commissions and other offering expenses, from the offering.

Note 6.   Commitments and Contingencies

      In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. The Company guaranteed 33% of Pegaso’s obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, the Company has received an option to subscribe for and purchase limited voting series “N” treasury shares of Pegaso. The number of shares that may be purchased by the Company under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series “N” treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. As of June 30, 2001, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of the Company’s guarantee had not increased.

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A (“Endesa”). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the share purchase agreement for the sale. Endesa has asserted claims against the Company for breach of representations and warranties under the share purchase agreement and has notified the Company that it is offsetting the claims against the unpaid balance of the note. The note matured on June 2, 2001 and will remain unpaid until the issues related to the claims are resolved. The Company is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

      In connection with one of the Company’s recently completed acquisitions of wireless licenses, the seller has asserted that based on the results of the FCC auction of wireless licenses completed in January 2001, it is entitled to a purchase price adjustment that would effectively double the purchase price. The parties are in the early stages of an arbitration concerning this claim. Under the terms of the agreement, if the Company is obligated to pay a purchase price adjustment, the Company is entitled to pay such additional amounts in cash or its common stock, at the Company’s discretion. The Company believes the seller’s position is without merit, and the Company will vigorously defend against the claim of the seller. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

      Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, management of the Company believes that the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Supplementary Cash Flow Information (in thousands):

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)

Supplementary disclosure of cash flow information:

Cash paid for interest	$17,755	$20,201

Cash paid for income taxes	$38,419	$—

Supplementary disclosure of non-cash investing and financing activities:

Long-term financing to purchase equipment	$211,025	$78,610

Long and short-term financing to purchase wireless licenses	105,920	9,601

Long-term financing for auction discount voucher	125,274	—

Facility fee due on long-term debt	1,253	1,800

Long-term financing for loans to unconsolidated wireless operating company	—	10,338

Issuance of common stock to purchase wireless licenses	71,990	—

Supplementary disclosure of cash used for acquisitions:

Total purchase price	$18,675	$152,946

Common stock issued	(10,712)	—

Warrant issued for subsidiary company common stock	—	(15,353)

Liabilities assumed at present value	(5,063)	(131,293)

Cash acquired	—	(4,973)

Cash used for acquisitions	$2,900	$1,327

Note 8. Segment Data

      The Company’s current reportable segments are Cricket in the United States and the Company’s unconsolidated interest in Pegaso in Mexico. These reportable segments are evaluated separately because each geographic region in which they operate present different service offerings, marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. As a result of the Company’s June 2000 sale of Smartcom, segment data excludes Smartcom.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Summary information by segment is as follows (in thousands):

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Cricket:

Revenues	$47,846	$5,642	$84,599	$9,841

Operating loss	(66,004)	(14,131)	(121,362)	(28,637)

Depreciation and amortization	(20,225)	(3,093)	(34,566)	(8,762)

Capital expenditures	(191,884)	(48,203)	(277,921)	(84,089)

Purchase of wireless licenses	(403,631)	—	(410,345)	(73,154)

Total assets	1,783,273	673,713	1,783,273	673,713

Pegaso:

Revenues	19,903	19,035	58,198	23,687

Operating loss	(69,489)	(62,776)	(170,149)	(116,285)

Depreciation and amortization	(17,045)	(9,588)	(29,834)	(14,615)

Capital expenditures	(64,701)	(21,361)	(163,834)	(87,428)

Total assets	933,631	622,083	933,631	622,083

      A reconciliation of the Company’s segment revenues, operating losses and depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)

Segment revenues	$67,749	$24,677	$142,797	$33,528

Revenues of unconsolidated wireless operating companies	(19,903)	(19,035)	(58,198)	(26,658)

Smartcom	—	12,882	—	21,645

Consolidated revenues	$47,846	$18,524	$84,599	$28,515

Segment operating losses	$(135,493)	$(76,907)	$(291,511)	$(144,922)

Operating losses of unconsolidated wireless operating companies	69,489	62,776	170,149	126,615

Smartcom	—	(14,961)	—	(38,137)

Corporate and other	(11,139)	(11,419)	(18,680)	(17,452)

Consolidated operating loss	$(77,143)	$(40,511)	$(140,042)	$(73,896)

Segment depreciation and amortization	$(37,270)	$(12,681)	$(64,400)	$(23,377)

Depreciation and amortization of unconsolidated wireless operating companies	17,045	9,588	29,834	20,070

Smartcom	—	(5,154)	—	(10,017)

Corporate and other	(286)	(189)	(732)	(354)

Consolidated depreciation and amortization	$(20,511)	$(8,436)	$(35,298)	$(13,678)

Note 9. Subsidiary Guarantee

      The Company’s senior notes and senior discount notes are guaranteed by its wholly-owned subsidiary, Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Condensed consolidating

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial information of Leap, Cricket Communications Holdings and non-guarantor subsidiaries of Leap as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000, respectively, is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the Cricket Communications Holdings financial information.

      Balance Sheet Information as of June 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$360,976	$—	$20,546	$—	$381,522

Restricted cash equivalents	—	—	—	—	—

Short-term investments	—	—	118,791	—	118,791

Inventories	—	—	28,487	—	28,487

Note receivable, net	—	—	33,284	—	33,284

Other current assets	363	—	9,214	—	9,577

Total current assets	361,339	—	210,322	—	571,661

Property and equipment, net	3,508	—	682,943	—	686,451

Investment in and loans receivable from subsidiaries and unconsolidated wireless operating company	623,222	27,862	788	(651,084)	788

Wireless licenses, net	25,760	—	655,727	—	681,487

Goodwill and other intangible assets, net	157	—	83,119	(35,845)	47,431

Restricted investments	53,323	—	—	—	53,323

Deposits for wireless licenses	87,699	—	—	—	87,699

Other assets	147,508	—	8,636	—	156,144

Total assets	$1,302,516	$27,862	$1,641,535	$(686,929)	$2,284,984

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$3,690	$—	$120,365	$(66,836)	$57,219

Other current liabilities	117,296	—	14,722	—	132,018

Total current liabilities	120,986	—	135,087	(66,836)	189,237

Long-term debt	599,812	—	808,559	—	1,408,371

Other long-term liabilities	1,354	—	105,658	—	107,012

Total liabilities	722,152	—	1,049,304	(66,836)	1,704,620

Stockholders’ Equity:

Common stock	3	—	7	(7)	3

Additional paid-in capital	1,131,657	374,667	1,034,604	(1,409,271)	1,131,657

Unearned stock-based compensation	(7,776)	—	(7,776)	7,776	(7,776)

Accumulated deficit	(545,813)	(346,805)	(436,892)	783,697	(545,813)

Accumulated other comprehensive income	2,293	—	2,288	(2,288)	2,293

Total stockholders’ equity	580,364	27,862	592,231	(620,093)	580,364

Total liabilities and stockholders’ equity	$1,302,516	$27,862	$1,641,535	$(686,929)	$2,284,984

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2000 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$106,504	$—	$232,374	$—	$338,878

Restricted cash equivalents and short-term investments	13,575	—	—	—	13,575

Short-term investments	16,237	—	182,869	—	199,106

Inventories	—	—	9,032	—	9,032

Notes receivable, net	—	—	138,907	—	138,907

Other current assets	1,631	—	11,115	—	12,746

Total current assets	137,947	—	574,297	—	712,244

Property and equipment, net	5,763	—	424,430	—	430,193

Investments in subsidiaries and unconsolidated wireless operating companies	705,455	338,418	34,691	(1,043,873)	34,691

Wireless licenses, net	25,107	—	240,528	—	265,635

Goodwill and other intangible assets, net	3,800	—	61,162	(34,665)	30,297

Restricted investments	51,896	—	—	—	51,896

Deposits for wireless licenses	91,772	—	—	—	91,772

Other assets	22,268	—	8,411	—	30,679

Total assets	$1,044,008	$338,418	$1,343,519	$(1,078,538)	$1,647,407

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$8,618	$—	$57,150	$(7,033)	$58,735

Other current liabilities	12,319	—	53,371	—	65,690

Total current liabilities	20,937	—	110,521	(7,033)	124,425

Long-term debt	438,143	—	459,735	—	897,878

Other long-term liabilities	1,670	—	40,176	—	41,846

Total liabilities	460,750	—	610,432	(7,033)	1,064,149

Stockholders’ Equity:

Common stock	3	—	—	—	3

Additional paid-in capital	893,401	539,578	812,863	(1,352,441)	893,401

Unearned stock-based compensation	(10,019)	—	(10,019)	10,019	(10,019)

Accumulated deficit	(302,898)	(201,160)	(72,470)	273,630	(302,898)

Accumulated other comprehensive income	2,771	—	2,713	(2,713)	2,771

Total stockholders’ equity	583,258	338,418	733,087	(1,071,505)	583,258

Total liabilities and stockholders’ equity	$1,044,008	$338,418	$1,343,519	$(1,078,538)	$1,647,407

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended June 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:

Service revenues	$—	$—	$39,554	$—	$39,554

Equipment revenues	—	—	8,292	—	8,292

Total revenues	—	—	47,846	—	47,846

Operating expenses:

Cost of service	—	—	(19,300)	1,820	(17,480)

Cost of equipment	—	—	(32,497)	—	(32,497)

Selling, general and administrative	(7,023)	—	(47,478)	—	(54,501)

Depreciation and amortization	(97)	—	(20,414)	—	(20,511)

Total operating expenses	(7,120)	—	(119,689)	1,820	(124,989)

Operating loss	(7,120)	—	(71,843)	1,820	(77,143)

Equity in net loss of subsidiaries and unconsolidated wireless operating company	(100,564)	(80,932)	(17,116)	181,496	(17,116)

Interest income	4,374	—	3,500	—	7,874

Interest expense	(25,220)	—	(16,620)	—	(41,840)

Foreign currency transaction losses, net	—	—	(40)	—	(40)

Other income, net	—	—	2,974	(2,974)	—

Loss before income taxes	(128,530)	(80,932)	(99,145)	180,342	(128,265)

Income taxes	—	—	(265)	—	(265)

Net loss	$(128,530)	$(80,932)	$(99,410)	$180,342	$(128,530)

      Statement of Operations Information for the Three Months Ended June 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:

Service revenues	$—	$—	$16,828	$—	$16,828

Equipment revenues	—	—	1,696	—	1,696

Total revenues	—	—	18,524	—	18,524

Operating expenses:

Cost of service	—	—	(6,235)	254	(5,981)

Cost of equipment	—	—	(12,720)	—	(12,720)

Selling, general and administrative	(5,097)	—	(26,801)	—	(31,898)

Depreciation and amortization	(179)	—	(8,257)	—	(8,436)

Total operating expenses	(5,276)	—	(54,013)	254	(59,035)

Operating loss	(5,276)	—	(35,489)	254	(40,511)

Equity in net loss of subsidiaries and unconsolidated wireless operating company	256,554	(26,056)	(17,169)	(230,498)	(17,169)

Interest income	9,694	—	2,619	—	12,313

Interest expense	(22,137)	—	(14,174)	—	(36,311)

Foreign currency transaction gains, net	—	—	10,322	—	10,322

Gain on sale of subsidiary	(4,484)	—	317,916	—	313,432

Gain on issuance of stock by unconsolidated wireless operating company	—	—	25,734	—	25,734

Other income (expense), net	(91)	—	1,658	(254)	1,313

Income (loss) before income taxes and extraordinary items	234,260	(26,056)	291,417	(230,498)	269,123

Income taxes	—	—	(34,548)	—	(34,548)

Income (loss) before extraordinary items	234,260	(26,056)	256,869	(230,498)	234,575

Extraordinary loss on early extinguishment of debt	—	—	(315)	—	(315)

Net income (loss)	$234,260	$(26,056)	$256,554	$(230,498)	$234,260

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Statement of Operations Information for the Six Months Ended June 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:

Service revenues	$—	$—	$65,209	$—	$65,209

Equipment revenues	—	—	19,390	—	19,390

Total revenues	—	—	84,599	—	84,599

Operating expenses:

Cost of service	—	—	(32,680)	2,974	(29,706)

Cost of equipment	—	—	(63,435)	—	(63,435)

Selling, general and administrative	(12,450)	—	(83,752)	—	(96,202)

Depreciation and amortization	(543)	—	(34,755)	—	(35,298)

Total operating expenses	(12,993)	—	(214,622)	2,974	(224,641)

Operating loss	(12,993)	—	(130,023)	2,974	(140,042)

Equity in net loss of subsidiaries and unconsolidated wireless operating company	(192,080)	(145,645)	(43,298)	337,725	(43,298)

Interest income	8,546	—	10,227	—	18,773

Interest expense	(49,461)	—	(29,990)	—	(79,451)

Foreign currency transaction losses, net	—	—	(1,275)	—	(1,275)

Other income, net	3,582	—	2,968	(2,974)	3,576

Loss before income taxes	(242,406)	(145,645)	(191,391)	337,725	(241,717)

Income taxes	(509)	—	(689)	—	(1,198)

Net loss	$(242,915)	$(145,645)	$(192,080)	$337,725	$(242,915)

      Statement of Operations Information for the Six Months Ended June 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:

Service revenues	$—	$—	$26,246	$—	$26,246

Equipment revenues	—	—	2,269	—	2,269

Total revenues	—	—	28,515	—	28,515

Operating expenses:

Cost of service	—	—	(9,018)	254	(8,764)

Cost of equipment	—	—	(25,968)	—	(25,968)

Selling, general and administrative	(8,583)	—	(45,418)	—	(54,001)

Depreciation and amortization	(344)	—	(13,334)	—	(13,678)

Total operating expenses	(8,927)	—	(93,738)	254	(102,411)

Operating loss	(8,927)	—	(65,223)	254	(73,896)

Equity in net loss of subsidiaries and unconsolidated wireless operating companies	196,643	(41,566)	(46,752)	(155,077)	(46,752)

Interest income	13,971	—	3,033	—	17,004

Interest expense	(35,915)	—	(16,556)	—	(52,471)

Foreign currency transaction gains, net	—	—	11,721	—	11,721

Gain on sale of subsidiary	(4,484)	—	317,916	—	313,432

Gain on issuance of stock by unconsolidated wireless operating company	—	—	25,734	—	25,734

Other income, net	569	—	1,633	(254)	1,948

Income (loss) before income taxes and extraordinary items	161,857	(41,566)	231,506	(155,077)	196,720

Income taxes	—	—	(34,548)	—	(34,548)

Income (loss) before extraordinary items	161,857	(41,566)	196,958	(155,077)	162,172

Extraordinary loss on early extinguishment of debt	(4,422)	—	(315)	—	(4,737)

Net income (loss)	$157,435	$(41,566)	$196,643	$(155,077)	$157,435

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Six Months Ended June 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:

Net cash provided by (used in) operating activities	$320,550	$—	$(492,849)	$—	$(172,299)

Investing activities:

Purchase of property and equipment	(3,645)	—	(67,417)	—	(71,062)

Loan to unconsolidated wireless operating company	(10,000)		—		(10,000)

Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)

Purchase of wireless licenses	(230,876)	—	—	—	(230,876)

Purchase of investments	—	—	(102,298)	—	(102,298)

Sale and maturity of investments	16,309	—	167,508	—	183,817

Restricted cash equivalents and investments, net	12,736	—	—	—	12,736

Sale and collection of notes receivable	—	—	108,138	—	108,138

Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	(219,730)	—	103,817	—	(115,913)

Financing activities:

Proceeds from long-term debt	—	—	177,204	—	177,204

Repayment of long-term debt	(909)	—	—	—	(909)

Issuance of common stock	154,561	—	—	—	154,561

Net cash provided by financing activities	153,652	—	177,204	—	330,856

Net increase (decrease) in cash and cash equivalents	254,472	—	(211,828)	—	42,644

Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$360,976	$—	$20,546	$—	$381,522

      Cash Flow Information for the Six Months Ended June 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:

Net cash provided by (used in) operating activities	$(402,147)	$—	$388,692	$—	$(13,455)

Investing activities:

Purchase of property and equipment	(1,284)	—	(25,171)	—	(26,455)

Loans to subsidiary and unconsolidated wireless operating company	(9,900)	—	(7,500)	—	(17,400)

Acquisitions, net of cash acquired	—	—	(1,327)	—	(1,327)

Purchase of wireless licenses	(13,396)	—	—	—	(13,396)

Net proceeds from disposal of subsidiary	4,311	—	210,144	—	214,455

Purchase of investments	(98,797)	—	(23,849)	—	(122,646)

Sale and maturity of investments	6,000	—	—	—	6,000

Restricted cash equivalents and investments, net	(66,331)	—	—	—	(66,331)

Net cash provided by (used in) investing activities	(179,397)	—	152,297	—	(27,100)

Financing activities:

Proceeds from issuance of senior and senior discount notes	550,102	—	—	—	550,102

Proceeds from loans payable to banks and long-term debt	31,022	—	28,302	—	59,324

Repayment of long-term debt	(228,820)	—	(18,700)	—	(247,520)

Issuance of common stock	334,574	—	—	—	334,574

Payment of debt financing costs	(15,222)	—	—	—	(15,222)

Net cash provided by financing activities	671,656	—	9,602	—	681,258

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,119)	—	(8,119)

Effect of change in foreign company reporting lag on cash and cash equivalents	—	—	(5,545)	—	(5,545)

Net increase in cash and cash equivalents	90,112	—	536,927	—	627,039

Cash and cash equivalents at beginning of period	35,713	—	8,396	—	44,109

Cash and cash equivalents at end of period	$125,825	$—	$545,323	$—	$671,148

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The words “Leap,” “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers is based on 1998 population estimates provided by Easy Analytic Software Incorporated.

      The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 2, 2001.

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various market areas (defined as an area covered by an individual wireless license issued by the Federal Communications Commission and also known as a Basic Trading Area or BTA) our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; our ability to rollout networks in accordance with our plans, including receiving equipment and backhaul and interconnection facilities on schedule from third parties; failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to negotiating and executing definitive agreements and the ability to close pending transactions described in this report; technological challenges in developing wireless information services and customer acceptance of such services if developed; our ability to integrate the businesses and technologies we acquire; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; and other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other SEC filings. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand name “Cricket™.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and priced competitively with, traditional landline service. In each of our market areas, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our market areas.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month’s service from a simple, straightforward bill. We offer Cricket service without a term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less than those of traditional wireless providers.

      As of June 30, 2001, we had launched Cricket service in market areas covering a total population of approximately 12.3 million and had approximately 472,000 Cricket customers across the U.S. To date we have acquired or have rights to acquire wireless licenses covering approximately 72.7 million potential customers in 36 states. We plan to continue launching new Cricket market areas throughout 2001 and beyond. Rights to acquire wireless licenses covering approximately 22.4 million potential customers for which we were the high bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35) are subject to uncertainty as to when and if they will be issued as described below under “Recent and Pending Acquisitions and Sale of Wireless Licenses.”

      We plan to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. In furtherance of this objective, we completed our first purchase of wireless information technology in December 2000 through the acquisition of a proprietary, personalized, location-based technology, and in March and April 2001 we completed two additional acquisitions to support our future offering of wireless information services. We have several new services in development. The first of these services, marketed under the brand name “Slice™”, is an information service designed to provide wireless information to customers’ mobile phones. This service was launched in Chattanooga and Nashville, Tennessee in May and June 2001, respectively, in Albuquerque, New Mexico in July 2001, and in Phoenix, Arizona in August 2001.

      In Mexico, we were a founding shareholder and have made investments in and have loans and loan commitments to Pegaso Telecomunicaciones, S.A. de C.V. totaling $129.4 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of June 2001, Pegaso had approximately 729,000 customers. We currently own 20.1% of Pegaso.

      While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

      As is typical for start-up telecommunications networks, we expect to incur operating expenses significantly in excess of revenues in each of our market areas in their initial period of operation. Operating losses are likely to continue for the next several years as we rapidly expand service in new market areas and seek to increase our customer base in new and existing market areas. We believe, however, that with our simple, easy to understand approach to wireless, we can attract new customers more quickly, maintain lower customer acquisition costs, and sustain lower operating costs per customer compared to traditional wireless providers, which will allow us to generate profits in each of our market areas sooner than is typical for a start-up wireless provider.

Recent and Pending Acquisitions and Sale of Wireless Licenses

      In April and May 2001, we acquired wireless licenses in various market areas from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002. In addition, from January 1, 2001 through August 8, 2001, we completed the purchase of wireless licenses in various other market areas and certain wireless information assets for an aggregate of $115.6 million in cash, the assumption of debt and other liabilities totaling $23.7 million (including a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002 and the right to convert $11.0 million of the note at maturity into shares of our common stock for $45.825 per share, or 240,043 shares), and the issuance of 2,778,534 shares of our common stock with a fair value at the time of purchase of approximately $82.7 million. Approximately 265,083 shares issued in connection with two of the acquisitions are being held in an escrow account to satisfy potential indemnification obligations of the sellers. In connection with one of our recently completed wireless license acquisitions, the seller has asserted that based on the results of the FCC’s broadband PCS auction completed in January 2001, it is entitled to a purchase price adjustment that would effectively double the purchase price. The parties are in the early stages of an arbitration concerning this claim. Under the terms of the agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we will vigorously defend against the claim of the seller. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We were the high bidder on 22 wireless licenses covering 22.4 million potential customers in the FCC’s broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. NextWave Telecommunications, Inc., the former holder of the 22 licenses for which we were the high bidder, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has stated that it will seek further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. We cannot predict what effect the D.C Circuit’s decision or further judicial review will have on us or our ability to retain access to the 22 reauctioned licenses. See “Risk Factors — It May Be More Difficult for Us to Acquire C-Block and F-Block Licenses in the Future” described below.

      In July 2001, we entered into an agreement to sell wireless licenses for 15MHz of spectrum in Salt Lake City and Provo, Utah to Cingular Wireless LLC for $140.0 million in cash. The agreement is subject to customary closing conditions, including FCC approval, and no assurance can be given that the transaction will be completed. If the transaction is completed, we will retain wireless licenses for 15MHz of spectrum in each of Salt Lake City and Provo, Utah to operate existing voice and planned information services products.

Smartcom Disposition

      On June 2, 2000, we completed the sale of Smartcom to Endesa S.A. Under the terms of our agreement with Endesa, Endesa purchased all of the outstanding capital stock of Smartcom from our subsidiary, Inversiones Leap Wireless Chile, S.A., and its designated shareholder nominee, in exchange for gross consideration of approximately $381.5 million, consisting of cash, three promissory notes, the repayment of intercompany debt due to Leap by Smartcom, and the release of cash collateral. In February 2001, we sold one of the promissory notes, with an original principal amount of $58.2 million plus accrued interest, to a third party for $60.7 million. In June 2001, Endesa repaid $47.5 million of principal and accrued interest for the second promissory note. The final remaining promissory note of $35.0 million is subject to a right of set-off to secure indemnification claims under the share purchase agreement for the sale. Endesa has asserted claims against Leap and Inversiones for breach of representations and warranties under the share purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. The note matured on June 2, 2001 and will remain unpaid until the issues related to the claims are resolved. We are contesting Endesa’s claims. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million during the quarter ended June 30, 2000.

Presentation

Foreign Subsidiaries

      We have recognized our share of net earnings or losses of our foreign operating companies on a three-month lag. The financial statements of Smartcom are included in our consolidated financial statements from

June 1, 1999 to March 31, 2000 as a result of our acquisition of the remaining 50% of Smartcom that we did not already own in April 1999 and our sale of 100% of Smartcom on June 2, 2000. The accounts of Smartcom were consolidated using a three-month lag, and as a result of the sale in June 2000, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000. We currently own 20.1% of Pegaso and account for our interest in Pegaso under the equity method of accounting.

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party resellers are included in inventory until they are sold to and activated by customers. Amounts due from third party resellers for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns have historically been insignificant.

      Handsets sold through our indirect resellers are subject to a reseller’s mark-up which is not included in our equipment revenues. We also deduct from equipment revenues the value of the first month’s service, which is included in the price of the handset. We generate revenues from features, including call waiting, caller identification and voicemail. Service revenue is also generated from the customer’s usage of long-distance minutes purchased from Cricket and directory assistance.

Results of Operations

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

      At June 30, 2001, customers of our Cricket service rose to approximately 472,000, compared to approximately 48,000 at June 30, 2000. We added approximately 133,000 and 282,000 customers in the three and six months ended June 30, 2001, respectively, due to increased penetration in existing market areas and the launch of new market areas in the first half of fiscal 2001, bringing the total potential customer base covered by our networks in market areas across the U.S. to approximately 12.3 million.

      During the three and six months ended June 30, 2001, we generated $39.6 million and $65.2 million in service revenues and $8.3 million and $19.4 million in equipment revenues, respectively, compared to $4.0 million and $4.7 million in service revenues and $1.7 million and $2.2 million in equipment revenues, excluding Smartcom, in the corresponding periods of the prior year. The increase in service and equipment revenues over the corresponding periods of the prior year related to the increase in our customer base and the launch of network service in new market areas in the U.S. For the three months ended June 30, 2001 equipment revenues declined $2.8 million compared to the prior quarter due to increased sales incentives offered to our customers and indirect resellers in selected market areas

      During the three and six months ended June 30, 2001, we incurred $17.5 million and $29.7 million in cost of service and $32.5 million and $63.4 million in cost of equipment, respectively. During the three and six months ended June 30, 2000, we incurred $1.7 million and $1.8 million in cost of service and $3.3 million and $4.2 million in cost of equipment, respectively, excluding Smartcom. We sell our handsets to customers and resellers at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the three months ended June 30, 2001, $23.1 million of our losses on equipment sales were to acquire new customers.

      Prior to March 17, 2000, we did not report any revenues and related cost of revenues from our Cricket business because Chase Telecommunications, which introduced Cricket service in Chattanooga, Tennessee in March 1999 and Nashville, Tennessee in January 2000, was accounted for under the equity method of accounting.

      Selling and marketing expenses were $21.8 million and $38.8 million for the three and six months ended June 30, 2001, respectively, compared to $1.9 million and $2.1 million, excluding Smartcom, in the corresponding periods of the prior year. General and administrative expenses were $32.7 million and $57.4 million for the three and six months ended June 30, 2001, respectively, compared to $21.0 million and $30.8 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in selling and marketing and general and administrative expenses was due primarily to higher expenses associated with the development and launch of network service in additional market areas and the development of new service offerings. For the three months ended June 30, 2001, $0.8 million of selling and marketing expenses related to new service offerings. Selling and marketing expenses for the three and six months ended June 30, 2001 consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses for the three and six months ended June 30, 2001 included costs for business development associated with negotiations for and acquisitions of wireless licenses, government relations, public reporting and investor relations, legal expenses and development of our wireless information service offerings. In addition, we incurred stock-based compensation expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2001, respectively, primarily related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. We expect that selling and marketing and general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in additional U.S. market areas and the development and launch of our wireless information services.

      Depreciation and amortization was $20.5 million and $35.3 million for the three and six months ended June 30, 2001, respectively, compared to $3.3 million and $3.7 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of equipment and wireless licenses in service compared to the prior year, in addition to amortization of goodwill from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      During the three and six months ended June 30, 2001, our equity share in the net loss of unconsolidated wireless operating company was $17.1 million and $43.3 million, respectively, and related only to Pegaso. During the three and six months ended June 30, 2000, our equity share in the net loss of unconsolidated wireless operating companies was $17.2 million and $46.8 million, respectively, and related to Pegaso and Chase Telecommunications Holdings prior to March 2000. In addition to the $10 million we invested in June 2001, subsequent to July 1, 2001 we have provided $9.7 million and are committed to provide an additional $9.7 million in convertible subordinated notes to Pegaso. Our equity share of future net losses of Pegaso will be limited to the extent of our investment and loans.

      Interest income was $7.9 million and $18.8 million for the three and six months ended June 30, 2001, respectively, compared to $12.3 million and $16.9 million, excluding Smartcom, in the corresponding periods of the prior year. The decrease in interest income for the three months ended June 30, 2001 compared to the corresponding period of the prior year related to decreased average cash and cash equivalents and investment balances following our equity offering and units offering in February 2000, offset by cash and notes receivable related to the sale of Smartcom in June 2000 and proceeds from the sale of stock in our May 2001 underwritten public offering and under our common stock purchase agreement with Acqua Wellington. The increase in interest income for the six months ended June 30, 2001 compared to the corresponding period of the prior year reflects lower interest income prior to the completion of our equity offering and units offering in February 2000.

      Interest expense was $41.8 million and $79.5 million for the three and six months ended June 30, 2001, respectively, compared to $31.3 million and $44.0 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering, increased vendor financing of our wireless networks and financing of our auction discount voucher. We expect interest expense to increase substantially in the future due to expected additional borrowings to finance the purchase of wireless licenses and construction of wireless networks in various market areas across the U.S.

      Foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Leap and Smartcom on cash balances, payables and loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

      For the six months ended June 30, 2000, we reported an extraordinary loss of $4.7 million, consisting of the write-off of unamortized debt issuance costs in connection with the repayment of our credit agreement with Qualcomm Incorporated in February 2000 and the repayment of bank loans due to the sale of Smartcom in June 2000.

Consolidation of Smartcom

      As a result of the consolidation of Smartcom, for the three and six months ended June 30, 2000 we recorded $12.9 million and $21.6 million of additional revenues, $4.3 million and $7.0 million of additional cost of service, $9.4 million and $21.8 million of additional cost of equipment, $3.0 million and $9.5 million of additional selling and marketing, $6.0 million and $11.6 million of additional general and administrative, $5.1 million and $10.0 million of additional depreciation and amortization, $5.0 million and $8.4 million of additional net interest expense and $9.4 million and $10.8 million of additional foreign currency transaction gains, respectively.

Liquidity and Capital Resources

      For the 12 months beginning July 1, 2001, we expect to spend a total of approximately $1,398 million for the following requirements:

•	approximately $682 million for capital expenditures for the buildout of our networks and approximately $204 million to fund operating losses for our voice and initial wireless information service offerings;

•	approximately $466 million in connection with our pending acquisitions and deferred payments of completed acquisitions of wireless licenses, including $350 million for Auction 35 wireless licenses;

•	approximately $19 million to purchase convertible subordinated notes from Pegaso; and

•	approximately $27 million for general corporate overhead and other expenses.

      Over the next 12 months, interest under our senior notes, senior discount notes, vendor facilities and the Qualcomm Term Loan is either deferred and added to principal or otherwise paid from our restricted investment accounts and is therefore not included in the numbers above. Our planned expenditures may vary over the next 12 months if we determine that we can expand our business more rapidly than currently planned based on the availability of additional capital and our ability to amend the terms of our vendor financing arrangements. Our actual expenditures may also vary significantly depending upon whether we purchase additional wireless licenses, the progress of the buildout of our networks and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

      We have a total of approximately $1,743 million in unused capital resources for our future cash needs as follows:

•	approximately $593 million in consolidated unrestricted cash, cash equivalents, investments and deposits on wireless licenses as of June 30, 2001, including $85 million on deposit for wireless licenses for which we were the high bidder in the federal government’s Auction 35 completed in January 2001;

•	approximately $125 million committed under a senior secured financing arrangement with Qualcomm to pay for Auction 35 wireless licenses;

•	approximately $872 million in commitments (net of capitalized interest and fees) under vendor financing arrangements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications Inc., with availability based on a ratio of the total amounts of products and services purchased;

•	approximately $138 million net cash proceeds expected to be received from a July 2001 agreement to sell two wireless licenses to Cingular Wireless LLC (which sale is subject to FCC approval and other closing conditions); and

•	approximately $15 million cash proceeds from the July 2001 issuance of 521,396 shares of our common stock to Acqua Wellington.

      We also have a $35 million promissory note receivable from the sale of Smartcom, subject to a right of set-off to secure indemnification claims under the share purchase agreement for the sale. Endesa has asserted claims against Leap and Inversiones for breach of the representations and warranties under the share purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. The note matured on June 2, 2001 and will remain unpaid until the issues related to the claims are resolved. We are contesting Endesa’s claims.

      According to our estimates, we believe we have sufficient capital resources to build and launch networks and fund operating losses in market areas with approximately 36 million total potential customers. Our networks in these market areas are expected to cover approximately 23 million potential customers We will need to refinance our vendor indebtedness prior to January 2003 or raise additional capital to fund principal amortization of our vendor indebtedness. We cannot provide assurances that market conditions will permit such refinancing or capital raising. If we engage in significant activities in addition to those described above, including launching additional market areas, investing in new voice or information services or ventures, or completing additional license purchases for cash, we will need to raise additional capital to fund those activities and amend our vendor financing arrangements to permit additional capital expenditures.

      Although we expect some of our market areas to be cash flow positive during 2001, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to buildout our networks and build our customer base. Our ability to satisfy our debt repayment obligations and covenants depends upon our future performance, which is subject to a number of factors, many of which are beyond our control. We cannot guarantee that we will generate sufficient cash flow from our operating activities to meet our debt service and working capital requirements. We plan to refinance our vendor indebtedness if market conditions permit. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. In addition, if we do not generate sufficient cash flow to meet our debt service requirements or if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

      We expect that we will require significant additional financing over the next several years to substantially complete the buildout of additional planned wireless networks in the U.S., the planned acquisition of additional licenses, the buildout of market areas related to those additional licenses and the development and launch of additional wireless information services. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. As is typical for start-up wireless communications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring other public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to raise additional capital on terms that are acceptable to us, or at all.

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

      Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. We may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, Leap may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings. The terms of the notes include certain covenants that restrict Leap’s ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets and effect a consolidation or merger. The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed as an exhibit to our Annual Report on Form 10-K.

      Common Stock Purchase Agreement. In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million in cash.

      Equity Offering. In May 2001, we completed an underwritten public offering of 3,000,000 shares of our common stock at a price of $33.50 per share. We received proceeds of approximately $97.9 million, net of underwriting discounts and commissions and other offering expenses, from the offering.

      Vendor Financing. Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. for the purchase of network infrastructure products and services and the financing of these purchases plus additional working capital. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The purchase agreement is subject to early termination at Cricket Communications’ convenience subject to payment for products and services purchased from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings by Cricket Communications. Lucent is not required to make loans under the facility if the total of the loans held directly or supported by Lucent is an amount greater than $815.0 million. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services, and a related credit facility that permits up to $525.0 million in total borrowings. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services, and a related credit facility with Ericsson Credit AB that permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million.

      Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor. Each of the credit agreements contain various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications’ business, and all of their respective assets. Based on the covenants in these credit agreements and our expectations with respect to product and service purchases from the vendors, we will not be able to draw all of the availability under the vendor credit facilities during the next twelve months. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facilities, decreasing to 0.75% per annum. Principal payments are scheduled to begin after three years with a final maturity after eight years. Repayment is weighted to the later years of the repayment schedule. We plan to refinance these loans if market conditions permit; however, we may not be able to refinance these loans at such time, or at all. At June 30, 2001, Cricket Communications had $725.9 million outstanding under the vendor credit agreements, at a weighted-average interest rate of 8.5%. In addition, at June 30, 2001, we had amounts payable to the vendors that will be financed under the vendor credit agreements of $99.4 million, which have been included in other long-term liabilities.

      Because our new Cricket market areas were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue for the quarter ended December 31, 2000 was below the minimum required level contained in the financial covenants in the vendor loan facilities. We received waivers of our failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall and were in compliance with the revenue covenant for the quarters ended March 31 and June 30, 2001, respectively. There can be no assurance that various circumstances (including additional delays in market area launches and/or other adverse results in our business) will not result in a failure to meet our financial or operating covenants in the future. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities” described below.

      Qualcomm Term Loan. In January 2001, we entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan us approximately $125.3 million to finance our acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded our borrowings of the full amount available under the agreement by transferring to us an FCC auction discount voucher, and we issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. Under the terms of the agreement, we must repay the outstanding principal and accrued interest to Qualcomm under these notes in a single payment no later than five years after the date of the initial borrowing. On August 1, 2001, at the request of Qualcomm, we agreed to return the auction discount voucher to Qualcomm and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The FCC confirmed its consent to the return of the auction discount voucher to Qualcomm on August 8, 2001 and the indebtedness under the $125.3 million note was canceled. Under the terms of the agreement, loans are subject to mandatory prepayments in certain circumstances, including as a result of our receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by Leap or its subsidiaries (other than certain excluded issuances such as equipment vendor financing and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). Loans under the agreement bear interest at a variable rate depending on the collateral we provide. We expect this rate to be at LIBOR plus 7.5%. Interest on the loans is payable semi-annually. However, we may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. Loans under the agreement will begin to accrue interest from the date we either borrow cash or the date the FCC applies the auction discount voucher against amounts we owe for licenses we acquire through the January 2001 FCC auction. As of June 30, 2001, none of the licenses for which we were the winning bidder in the January 2001 FCC auction had been granted by the FCC, and the auction discount voucher had not yet been applied. As security for the loans, we have agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses that we acquire through the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loans. The loans are subject to the same covenants that are contained in the Indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

      Debt Obligations to the FCC. We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses through June 2001. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate to us at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

      CenturyTel Note. In April and May 2001, we acquired wireless licenses in various market areas from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001 and the final of the three remaining quarterly installments due April 6, 2002. The note is secured by a pledge of the outstanding stock of two wholly-owned subsidiaries of Leap which together own 10 wireless licenses.

      MCG Note. In June 2001, we acquired wireless licenses in Buffalo and Syracuse, New York from MCG PCS, Inc. for an aggregate of $18.3 million in cash and an $18.0 million promissory note with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002. MCG PCS has the right to convert $11.0 million of the note at maturity into shares of our common stock at $45.825 per share, or 240,043 shares. The note is secured by a wholly owned subsidiary of Leap that owns one wireless license.

      Pegaso Guarantee. In May 1999, Pegaso entered into a loan agreement with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso’s obligations under the initial commitment from the lenders of $100.0 million. In connection with the guarantee, Leap has received an option to subscribe for and purchase limited voting series “N” treasury shares of Pegaso. The number of shares that may be purchased by Leap under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series “N” treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. As of June 30, 2001, the maximum amount of the loan had been increased to approximately $300.0 million although the amount of our guarantee had not increased.

      Pegaso Funding. In June and July 2001, we invested an additional $10.0 million and $9.7 million, respectively, in Pegaso by purchasing convertible subordinated notes pursuant to a $29.4 million funding commitment that preserved our percentage interest of 20.1%. We are required to purchase an additional $9.7 million convertible subordinated promissory note on or before August 15, 2001 to fulfill our funding commitment. Our equity share of future net losses of Pegaso will be limited to the extent of our investment and loans. Pegaso requires substantial additional capital to continue its planned growth and operations. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

Operating Activities

      We used $172.3 million in cash for operating activities during the six month period ended June 30, 2001 compared to $13.5 million in the corresponding period of the prior year. The increase was primarily attributable to increased operating expenses associated with the launch of network service in additional market areas in the U.S. We expect that cash used in operating activities will increase substantially in the future as a result of our planned development and launch of Cricket service in multiple U.S. market areas and the development new wireless information services.

Investing Activities

      Cash used in investing activities was $115.9 million during the six month period ended June 30, 2001 compared to $27.1 million in the corresponding period of the prior year. Investing activities during the six month period ended June 30, 2001 consisted primarily of $108.1 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom and the sale and maturity of investments of $183.8 million and restricted cash equivalents of $12.7 million, offset by the purchase of investments of $102.3 million, equipment purchases for the continued buildout of planned networks of $71.1 million, the purchase of wireless licenses of $230.9 million and the purchase of convertible subordinated promissory notes from Pegaso of $10.0 million. Investing activities in the corresponding period of the prior year consisted primarily of $214.5 million in net proceeds from the disposal of Smartcom and the sale and maturity of investments of $6.0 million, offset by $189.0 million in purchases of investments and restricted cash equivalents and investments with proceeds from our equity and units offerings, in addition to equipment purchases of $26.5 million, including purchases related to our Smartcom operations, purchases of wireless licenses of $13.4 million, and loans to Smartcom and to Chase Telecommunications Holdings.

Financing Activities

      Cash provided by financing activities during the six month period ended June 30, 2001 was $330.9 million and consisted of $154.6 million in proceeds from the sale of common stock, primarily from our May 2001 underwritten public offering and under our common stock purchase agreement with Acqua Wellington, in addition to cash proceeds from loans under our vendor loan facilities for the purchase of property and equipment and wireless licenses of $177.2 million. Cash provided by financing activities in the corresponding period of the prior year was $681.3 million, and consisted primarily of proceeds from our February 2000 public equity offering and units offering and loans from equipment vendors and banks totaling $928.8 million, partially offset by the repayment of our credit agreements with Qualcomm and other debt totaling $247.5 million.

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

Recent Accounting Requirements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under

SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

RISK FACTORS

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we acquired and/or launched all of our existing Cricket market areas beginning in January 2000. Because we are at an early stage of development, we face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

Our Business Strategy Is Unproven

      Our business strategy in the U.S., marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy, which has been introduced in a limited number of market areas, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our market areas. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Similarly, we currently have several new services in development, including a service designed to provide wireless information to consumers’ mobile phones. These planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Have a History of Losses and Anticipate Future Losses

      Leap experienced net losses of $242.9 million in the six month period ended June 30, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the year ended August 31, 1999, $46.7 million in the year ended August 31, 1998 and $5.2 million in the year ended August 31, 1997. Losses are likely to be significant for the next several years as we launch service in new market areas and seek to increase our customer bases in new and existing market areas. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

If We Experience a High Rate of Customer Turnover, Our Costs Could Increase

      Many providers in the U.S. personal communications services, or PCS, industry have experienced a high rate of customer turnover as compared to cellular industry averages. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some market areas, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs in order to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business and financial condition.

We Face Significant Competition

      The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete directly with landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in market areas in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

      In the U.S., we will compete directly with other wireless providers and traditional landline carriers in each of our market areas, many of which have greater resources than we do and entered the market areas before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our market areas. For example, the FCC has announced that it will auction licenses that will authorize the entry of two additional wireless providers in each market area. In addition, other wireless providers in the U.S. either have or could attempt to implement plans substantially similar to our domestic strategy of providing unlimited local service at a low, flat monthly rate. The landline services with which we compete are already used by some of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

      Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Telefonica, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases in its market areas. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

      We compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies that offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, we expect that, over time, providers of wireless communications services will compete more directly with providers of traditional landline telephone services. In addition, energy companies, utility companies and cable operators may expand their services to offer communications services.

Leap May Fail to Raise Required Capital

      We require significant additional capital to buildout and operate planned networks and for general working capital needs. We also require additional capital to invest in any new wireless opportunities, including capital for license acquisition costs, network buildout of newly acquired licenses and the planned development and rollout of our wireless information services. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, that failure would have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in licenses, or in one or more of our subsidiaries or other ventures earlier than planned or at a “distressed sale” price.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On August 8, 2001, 36,633,863 shares of our common stock were outstanding, and 19,898,365 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of August 8, 2001:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part at any time between now and September 2008;

•	10,472,588 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans;

•	2,885,881 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm;

•	240,043 shares reserved for issuance under a convertible promissory note issued in connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York, a portion of which may be converted, at the option of the holder, into shares of common stock in June 2002;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

      In connection with our recent acquisition of wireless licenses in Buffalo and Syracuse, New York that closed in June 2001, the seller has asserted that based on the results of the FCC auction of wireless licenses completed in January 2001, it is entitled to a purchase price adjustment that would result in the purchase price for such wireless licenses being effectively doubled. The parties are in the early stages of an arbitration concerning this claim. Under the terms of the agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we will vigorously defend against the claim of the seller.

      In December 2000, we entered into a common stock purchase agreement with Acqua Wellington under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28 month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 million and $25.0 million of common stock, depending on the market price of our common stock, during one or more 18 trading day periods. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January, 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million in cash. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million in cash.

      An increase in the outstanding number of shares of our common stock could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

      We have obtained and expect to continue to obtain much of our required capital through debt financing. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

      Our high leverage could have important consequences, including the following:

•	our ability to obtain additional financing may be impaired;

•	a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

•	our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy; and

•	high levels of debt may reduce the value of stockholders’ investments in Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

      We may not have sufficient future cash flows to meet our debt payments, and may not be able to refinance any of our debt at maturity.

      In addition, our vendors have sold outstanding debt under our vendor financing agreements to third parties at a discount and may choose to do so in the future. Such sales could affect the prices at which our outstanding notes trade and could adversely affect the market’s perception of Leap’s creditworthiness.

Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities

      The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in our vendor facilities, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions, such as the acquisition of wireless licenses. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

•	incur additional indebtedness;

•	create liens;

•	make certain payments, including payments of dividends and distributions in respect of capital stock;

•	consolidate, merge and sell assets;

•	engage in certain transactions with affiliates; and

•	fundamentally change our business.

      In addition, such senior debt requires us to maintain certain ratios, including:

•	leverage ratios;

•	interest coverage ratios; and

•	fixed charges ratios;

and to satisfy certain tests, including tests relating to:

•	maximum annual capital expenditures;

•	minimum covered population in order to incur additional indebtedness;

•	minimum number of subscribers to our services in order to incur additional indebtedness; and

•	minimum quarterly revenues and, commencing in 2004, minimum annual revenues.

      We expect to make capital expenditures during 2001 and 2002 at or near the maximum annual amount permitted by our vendor loan facilities. Our ability to expand beyond the buildout of networks covering 23 million potential customers planned for launch in 2001 will be significantly restricted if we are not able to obtain an amendment to the maximum annual capital expenditure covenant contained in our vendor loan facilities. If our growth is so restricted, management of Leap believes that it will not adversely affect our ability to successfully operate the market areas we have launched or will launch throughout the remainder of 2001.

      We may not satisfy the financial ratios, tests and other covenants under our vendor loan facilities due to events that are beyond our control. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled. Because Leap’s new Cricket market areas were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap received waivers of its failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall and were in compliance with the revenue covenant for the quarters ended March 31 and June 30, 2001, respectively. There can be no assurance that various circumstances (including additional delays in market area launches and/or other adverse results in our business) will not result in a failure to meet our financial or operating covenants in the future. Any defaults that result in a suspension of further borrowings under the vendor facilities or acceleration of our obligations to repay the outstanding balances under the vendor facilities would have a material adverse effect on our business and our financial condition.

We May Experience Difficulties in Constructing and Operating Our Telecommunications Networks

      We will need to construct new telecommunications networks and expand existing networks. We will depend heavily on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our market areas. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Pegaso’s launch of commercial service in Mexico City was delayed several months due to delays in obtaining the required permits from local authorities for cell site construction and some planned 2000 launches were delayed. Some of our planned Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well.

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

We Must Remain Qualified to Hold C-Block and F-Block Licenses

      Our business plan depends on our acquisition and operation of C-Block and F-Block licenses in the U.S. We may acquire and operate C-Block and F-Block licenses only if we qualify as a “designated entity” under FCC rules.

      In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the highest bidder in the FCC’s 1999 spectrum re-auction, and the transfer of three F-Block licenses which cover portions of North Carolina from AirGate Wireless, L.L.C. to one of our subsidiaries, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In addition, in March 2000, the FCC approved the transfer to us of 11 C-Block licenses from Chase Telecommunications and one F-Block license from PCS Devco. Subsequently, the FCC has approved the transfer to us of various other C-Block and F-Block licenses.

      The FCC’s grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, that failure could have a material adverse effect on our business and financial condition.

      Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC’s July 1999 order. One of these parties, a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco. That wireless operating company also opposed subsequent assignment or transfer applications at the FCC. In July 2000, the FCC affirmed its July 1999 order as well as the order consenting to the transfer of licenses to us from Chase Telecommunications and PCS Devco, and the wireless operating company subsequently appealed the FCC’s decision with the U.S. Court of Appeals for the D.C. Circuit. In November 2000, the wireless operating company and Leap executed a settlement agreement that resolves all pending agency or court proceedings brought by the wireless operating company against Leap applications. This agreement was approved by the FCC on March 1, 2001. The wireless operating company has withdrawn all pending agency and judicial challenges to Leap’s applications. On March 15, 2001, the U.S. Court of Appeals for the D.C. Circuit issued an order dismissing the wireless operating company’s appeal. On April 13, 2001, the FCC issued a public notice officially approving the withdrawal of the wireless operating company’s pending petitions to deny and applications for review of our applications. While we believe further review is unlikely, this action may still be subject to additional judicial or administrative review.

      Further judicial review of the FCC’s orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC’s decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket.

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

It May Be More Difficult For Us to Acquire C-Block and F-Block Licenses in the Future

      Regulatory changes or requirements, or market circumstances, could make it more difficult to acquire C-Block or F-Block PCS licenses, either at auction or in the aftermarket.

      The FCC held a reauction of 422 C-Block and F-Block licenses that closed in January 2001. In connection with that reauction, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. For this reauction, the FCC also subdivided the basic trading area, or BTA, service areas to which C-Block and F-Block eligibility restrictions would continue to apply into two tiers according to population. In so-called “Tier 1” BTAs, service areas with a population equal to or greater than 2.5 million, the FCC removed all eligibility restrictions on two of the newly-created 10 MHz C-Block licenses, and sold them in open bidding to any entity that could afford to purchase them, no matter how large. In these Tier 1 BTAs, one 10 MHz C-Block license remained subject to a closed bidding process, such that only entities meeting C-Block and F-Block eligibility requirements were permitted to bid. In Tier 2 BTAs, service areas with a population less than 2.5 million, two of the 10 MHz C-Block licenses remained subject to C-Block and F-Block eligibility rules and thus were reserved for closed bidding by designated entities, while one 10 MHz C-Block license per BTA was sold at open bidding. Several 15 MHz C-Block licenses and a number of F-Block licenses slated for reauction also were sold at open bidding, such that previous C-Block and F-Block eligibility requirements no longer applied.

      The FCC’s reauction that closed in January 2001 represented a compromise that made some additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC’s C-Block and F-Block rules, the recent reauction, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In the reauction, we were named the high bidder on 22 licenses covering 22.4 million potential customers.

      NextWave Telecommunications, Inc., the former holder of the 22 licenses for which we were the high bidder in the January 2001 reauction, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has stated that it will seek further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. We cannot predict what effect the D.C Circuit’s decision or further judicial review will have on us or our ability to retain access to the 22 reauctioned licenses. It is possible that the FCC will seek to settle directly, or to broker a settlement among carriers, of the NextWave litigation, or that Congress could attempt to address the litigation legislatively. We cannot predict what effect such actions would have on us or our ability to retain access to the 22 reauctioned licenses for which we were named the high bidder.

      While we are in compliance with the terms of our C-Block and F-Block licenses, as a result of the expansion of our business, we have now grown beyond certain designated entity size thresholds specified in FCC rules. This growth will likely preclude our ability to obtain additional C-Block or F-Block licenses that may be auctioned by the FCC in the future. This growth does not preclude us from continuing to acquire C-Block and F-Block licenses in the aftermarket, but we may be subject to unjust enrichment penalties if we seek to acquire C-Block or F-Block licenses from entities that qualify as “very small businesses” under FCC rules.

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

Failure to Comply with Regulations or Adverse Regulatory Changes Could Impair Our Ability to Maintain Existing Licenses and Obtain New Licenses

      We must maintain our existing telecommunications licenses and those we acquire in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with regulations or the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, we could lose a license, or be subject to fines, if we fail to construct or operate a wireless network as required by the licenses, or if we fail to comply with FCC regulations or compliance deadlines, such as the requirement that we deploy the capability to identify the precise location of wireless 911 calls by October 1, 2001. The loss of a license or the imposition of significant fines or penalties could have a material adverse effect on our business and financial condition.

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

      Foreign governmental authorities regulate the operation of wireless telecommunications systems and the use of licenses in the foreign countries in which we operate. In some cases, the regulatory authorities also operate our competitors. Changes in the current regulatory environment of these market areas could have a negative effect on us. In addition, the regulatory frameworks in some of these countries are relatively new, and the interpretation of regulations is uncertain.

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

      Mexico’s currency and financial markets continue to experience volatility. The impact on the Mexican economy of the economic crisis that began in Asia and then spread to Eastern Europe and Brazil has affected the ability of Mexican companies to access the capital markets. The ability of Mexican companies to access the capital markets may not improve and may deteriorate further in the future. The economy of Mexico historically is affected by fluctuations in the price of oil and petroleum products. Fluctuations in the prices of these products and continuing political tensions in Mexico could negatively impact our prospects in Mexico.

      In addition, foreign laws and courts govern many of the agreements of Pegaso. Other parties may breach or may make it difficult to enforce these agreements.

      Pegaso requires substantial additional capital to continue its planned growth and operations. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

      If presented with attractive opportunities, Leap may invest in additional international markets in the future. Any such international investment would create risks associated with the applicable foreign country’s economic condition, including but not limited to currency exchange rates, inflation, employment levels and gross domestic product.

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

      Pegaso generates revenues that are paid in Mexican pesos. However, many of Pegaso’s major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Mexican peso could significantly increase Pegaso’s expenses and could have a material adverse effect on our business and financial condition. For example, Pegaso may be unable to satisfy its obligations under equipment supply agreements denominated in U.S. dollars in the event of currency devaluations. In some developing countries, including Mexico, significant currency devaluations relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, Leap and Pegaso may experience economic loss with respect to the collectability of payments from their business partners and customers and the recoverability of their investments.

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

If Wireless Handsets Pose Health and Safety Risks, We May Be Subject to New Regulations, and Demand for Our Services May Decrease

      Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to market and sell our wireless service.

The Loss of Key Personnel Could Harm Our Business

      We believe our success depends on the contributions of a number of our key personnel. These key personnel include but are not limited to Harvey P. White, Chairman of the Board and Chief Executive Officer, and Susan G. Swenson, President and Chief Operating Officer. If we lose the services of key personnel, that loss could materially harm our business. We do not maintain “key person” life insurance on any employee.

Our Stock Price is Volatile

      The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past quarter and calendar year and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include:

•	future announcements concerning Leap or its competitors, including the announcement of joint development efforts;

•	changes in the prospects of our business partners or equipment suppliers;

•	delays in the construction of planned Cricket networks and in general implementation of our business plan;

•	failure to achieve planned levels of subscriber growth and other operating targets;

•	deficiencies in our networks;

•	results of technological innovations;

•	government regulation, including the FCC’s review of our acquisition of wireless licenses;

•	changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

•	the impact of an economic slowdown on existing and future customers; and

•	public perception of risks associated with our international operations.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues, earnings or subscriber growth or delays in network buildout in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business and financial condition.

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

A Determination that Leap is an Investment Company Could Adversely Affect Our Business

      Our ownership interest in Pegaso was 20.1% as of August 8, 2001, and we expect that future investments in ventures will include ownership interests of less than 50% and that our interests will vary over time as the ventures raise additional capital. As a result, we could be subject to the registration requirements of the Investment Company Act of 1940. The Investment Company Act of 1940 requires registration of companies that engage primarily in the business of investing in stock. Because we intend to actively participate in the business operations of our subsidiaries and other ventures, we do not believe that we are primarily engaged in the business of investing in stock. We intend to monitor and adjust our interests in our ventures to the extent practical to avoid being subject to the Investment Company Act of 1940. If we must register as an investment company under the Investment Company Act of 1940, compliance with these regulations will negatively impact our business.

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

      The transfer restrictions imposed on the U.S. wireless licenses we own also adversely affect the ability of third parties to acquire us. Our licenses may only be transferred with prior approval by the FCC. In addition, we are prohibited from voluntarily assigning or transferring control of our C-Block and F-Block licenses for five years after the grant date except to assignees or transferees that satisfy the financial criteria established by the FCC for designated entities, unless we have met the first network buildout deadline applicable to such license. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving us would be subject to regulatory approval.

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

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of June 30, 2001, the principal amounts of our variable rate long-term debt obligations amounted to approximately $856.1 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $7.4 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

      In July 1999, the FCC issued an opinion and order that found that Leap was qualified to acquire C-Block and F-Block licenses. The order also approved Leap’s acquisition of the 36 C-Block licenses for which Leap was the high bidder in the FCC’s 1999 spectrum reauction, and approved the transfer to Leap of three F-Block licenses covering portions of North Carolina, in each case subject to the fulfillment of some conditions. Various parties previously challenged Leap’s qualification to hold C-Block and F-Block licenses, which challenges were rejected in the FCC’s July 1999 order. One of these parties, Carolina PCS Limited Partnership I, L.P., a wireless operating company, requested that the FCC review its order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco. In July 2000, the FCC affirmed its July 1999 order, as well as the order consenting to the transfer of licenses to Leap from Chase Telecommunications and PCS Devco, and Carolina PCS subsequently appealed the FCC’s decision to the U.S. Court of Appeals for the D.C. Circuit. In November 2000, Carolina PCS and Leap executed a settlement agreement that resolves all pending agency or court proceedings brought by Carolina PCS against Leap applications. This agreement was approved by the FCC on March 1, 2001. Carolina PCS has withdrawn all pending agency and judicial challenges to Leap’s applications. On March 15, 2001, the U.S. Court of Appeals for the D.C. Circuit issued an order dismissing Carolina PCS’s appeal. On April 13, 2001, the FCC issued a public notice officially approving the withdrawal of the wireless operating company’s pending petitions to deny and applications for review of Leap’s applications. While Leap believes further review is unlikely, this action may still be subject to additional judicial or administrative review.

      Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, management of Leap believes that the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows.

Item 2.   Changes in Securities and Use of Proceeds.

      (c)  (1) On April 5, 2001, Leap issued 348,878 shares of common stock to CIVS IV License Sub I, LLC, under the terms of an agreement for purchase and sale of licenses pursuant to which Leap acquired wireless licenses covering the Adrian, Battle Creek, Grand Rapids, Jackson and Muskegon, Michigan market areas, the Pittsburg, Kansas market areas and the Sandusky and Toledo, Ohio market areas. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

      (2)  On April 23, 2001, Leap issued 373,367 shares of common stock to the former stockholders of Backwire.com, Inc., under the terms of an agreement and plan of merger pursuant to which a subsidiary of Leap merged with and into Backwire.com, Inc. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

      (3)  On May 24, 2001, Leap issued an aggregate of 155,460 shares of common stock to Falkenberg Capital Corporation, James P. McCarthy, the Jeremiah O. McCarthy Irrevocable Trust #1 and the Oneida County Rural Telephone Company, under the terms of an agreement for purchase and sale of license from Holland Wireless, LLC, pursuant to which Leap acquired a wireless license covering the Utica, New York market. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

      (4)  On June 8, 2001, Leap issued 1,900,829 shares of common stock to American Wireless License Group, LLC, under the terms of an agreement for purchase and sale of licenses pursuant to which Leap acquired wireless licenses covering the Birmingham and Tuscaloosa, Alabama market areas, the Jonesboro, Arkansas market area and the Jackson, Mississippi market area. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.   Defaults Upon Senior Securities.

      None.

Item 4.   Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders held on April 19, 2001, the following matters were submitted and approved by the stockholders, with each matter receiving the number of votes indicated:

      1.   Election of Directors:

	Affirmative	Negative/Abstaining

Harvey P. White	23,096,580	3,132,951

Jeffrey P. Williams	25,738,906	490,625

Scot B. Jarvis	25,829,543	399,988

      In addition, directors whose term of office continued after the annual meeting are: Jill E. Barad, Thomas J. Bernard, Alejandro Burillo Azcárraga, Anthony R. Chase, Robert C. Dynes, Susan G. Swenson and Michael B. Targoff.

      2.   Approval of the adoption of Leap’s 2001 Executive Officer Deferred Bonus Stock Plan:

Affirmative Votes	24,383,427
Negative Votes	1,751,736
Abstaining	94,368
Broker Non-Votes	0

      3.   Approval of an amendment to Leap’s 1998 Employee Stock Purchase Plan:

Affirmative Votes	24,552,916
Negative Votes	1,612,002
Abstaining	64,613
Broker Non-Votes	0

      4.   Ratification of the selection of PricewaterhouseCoopers LLP as Leap’s independent accountants for the fiscal year ending December 31, 2001:

Affirmative Votes	25,524,279
Negative Votes	675,480
Abstaining	29,772
Broker Non-Votes	0

Item 5.   Other Information.

      None.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Index to Exhibits:

Exhibit No.		Description of Exhibit

3.3.1(	1)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
10.28(1)		Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.

Exhibit No.		Description of Exhibit

10.28.1	(1)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
10.28.2	(1)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.
10.30.1		First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.30.2		ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.41		Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.

(1)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

      (b)  Reports on Form 8-K.

(1) Current Report on Form 8-K, dated April 9, 2001, filed with the SEC on April 9, 2001. Items 5 and 7 reported, relating to Leap having announced the completion of two previously announced acquisitions of PCS operating licenses.

(2) Current Report on Form 8-K, dated April 19, 2001, filed with the SEC on April 20, 2001. Item 5 reported, relating to Leap having announced its earnings for the fiscal quarter ended March 31, 2001.

(3) Current Report on Form 8-K, dated May 2, 2001, filed with the SEC on May 3, 2001. Items 5 and 7 reported, relating to Leap having entered into an underwriting agreement with Credit Suisse First Boston Corporation, dated May 2, 2001, in connection with the sale of 2,800,000 shares of Leap common stock and the granting of an over-allotment option to purchase 200,000 shares of Leap common stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 14, 2001

By:	/s/ HARVEY P. WHITE

Harvey P. White
Chairman and Chief Executive Officer

Date: August 14, 2001

By:	/s/ THOMAS D. WILLARDSON

Thomas D. Willardson
Senior Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.3.1(	1)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
10.28(1)		Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.
10.28.1	(1)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
10.28.2	(1)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.
10.30.1		First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.30.2		ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.41		Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.

(1)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.