Form 10-Q
period 2001-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2001-11-13
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No  ☐

      The number of shares of registrant’s common stock outstanding on November 8, 2001 was 36,863,156.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2001

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Cash and cash equivalents	$300,303	$338,878
Restricted cash equivalents	—	13,575
Short-term investments	42,189	199,106
Inventories	34,831	9,032
Notes receivable, net	33,284	138,907
Other current assets	15,833	12,746

Total current assets	426,440	712,244
Property and equipment, net	858,258	430,193
Investment in unconsolidated wireless operating company	—	34,691
Wireless licenses, net	687,634	265,635
Goodwill and other intangible assets, net	45,298	30,297
Restricted investments	54,182	51,896
Deposits for wireless licenses	85,000	91,772
Other assets	31,458	30,679

Total assets	$2,188,270	$1,647,407

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$72,922	$58,735
Other current liabilities	103,234	65,690

Total current liabilities	176,156	124,425
Long-term debt	1,510,161	897,878
Other long-term liabilities	66,173	41,846

Total liabilities	1,752,490	1,064,149

Commitments and contingencies (Notes 2, 3 and 6)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 36,752,478 and 28,348,694 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	3	3
Additional paid-in capital	1,147,032	893,401
Unearned stock-based compensation	(6,201)	(10,019)
Accumulated deficit	(706,555)	(302,898)
Accumulated other comprehensive income	1,501	2,771

Total stockholders’ equity	435,780	583,258

Total liabilities and stockholders’ equity	$2,188,270	$1,647,407

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Service revenues	$57,240	$5,296	$122,449	$31,542
Equipment revenues	9,453	2,244	28,843	4,513

Total revenues	66,693	7,540	151,292	36,055

Operating expenses:
Cost of service	(27,297)	(5,506)	(57,003)	(14,270)
Cost of equipment	(53,197)	(4,883)	(116,632)	(30,851)
Selling and marketing	(32,181)	(4,113)	(70,982)	(15,730)
General and administrative	(39,290)	(15,061)	(96,691)	(57,445)
Depreciation and amortization	(33,494)	(3,573)	(68,792)	(17,251)

Total operating expenses	(185,459)	(33,136)	(410,100)	(135,547)

Operating loss	(118,766)	(25,596)	(258,808)	(99,492)
Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	(14,264)	(25,249)	(57,562)	(72,001)
Interest income	4,850	16,934	23,623	33,938
Interest expense	(44,258)	(28,437)	(123,709)	(80,908)
Foreign currency transaction gains (losses), net	136	1,378	(1,139)	13,099
Gain on sale of subsidiary	—	—	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	6,898	—	32,602
Other income, net	12,405	—	15,981	1,978

Income (loss) before income taxes and extraordinary items	(159,897)	(54,072)	(401,614)	142,648
Income taxes	(845)	—	(2,043)	(34,548)

Income (loss) before extraordinary items	(160,742)	(54,072)	(403,657)	108,100
Extraordinary loss on early extinguishment of debt	—	—	—	(4,737)

Net income (loss)	$(160,742)	$(54,072)	$(403,657)	$103,363

Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(628)	(3,327)	(1,233)	(2,433)
Unrealized holding gains (losses) on investments, net	(164)	—	(37)	—

Comprehensive income (loss)	$(161,534)	$(57,399)	$(404,927)	$100,930

Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(4.43)	$(2.04)	$(12.27)	$4.35
Extraordinary loss	—	—	—	(0.19)

Net income (loss)	$(4.43)	$(2.04)	$(12.27)	$4.16

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(4.43)	$(2.04)	$(12.27)	$3.36
Extraordinary loss	—	—	—	(0.15)

Net income (loss)	$(4.43)	$(2.04)	$(12.27)	$3.21

Shares used in per share calculations:
Basic	36,310	26,524	32,909	24,826

Diluted	36,310	26,524	32,909	32,134

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities:
Net cash used in operating activities	$(239,899)	$(32,942)

Investing activities:
Purchase of property and equipment	(132,818)	(43,686)
Loans to subsidiary and unconsolidated wireless operating company	(20,542)	(18,533)
Acquisitions, net of cash acquired	(2,900)	(1,327)
Purchase of wireless licenses	(230,876)	(39,364)
Net proceeds from disposal of subsidiaries	—	214,455
Purchase of investments	(117,199)	(163,117)
Sale and maturity of investments	275,870	45,490
Restricted cash equivalents and investments, net	12,736	(57,893)
Sale and repayment of notes receivable	108,138	—
Other	(3,468)	—

Net cash used in investing activities	(111,059)	(63,975)

Financing activities:
Proceeds from issuance of senior and senior discount notes	—	550,102
Proceeds from loans payable to banks and long-term debt	191,782	59,324
Repayment of notes payable and long-term debt	(49,408)	(247,820)
Issuance of common stock	170,009	336,957
Payment of debt financing costs	—	(15,222)
Other	—	822

Net cash provided by financing activities	312,383	684,163

Effect of exchange rate changes on cash and cash equivalents	—	(8,119)

Net increase (decrease) in cash and cash equivalents	(38,575)	579,127
Cash and cash equivalents at beginning of period	338,878	44,109

Cash and cash equivalents at end of period	$300,303	$623,236

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company” or “Leap”) is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket.” The Company also has a 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”), a Mexican corporation that operates a wireless network in Mexico. From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile.

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders’ equity in accordance with generally accepted accounting principles. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2001 and Amendment No. 1 thereto filed on Form 10-K/A with the SEC on June 28, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company recognizes its share of net earnings or losses of its foreign operating companies on a three-month lag.

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

      Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns at the time of recognizing revenue. Returns have historically been insignificant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
Weighted average shares outstanding — basic earnings per share	36,310	26,524	32,909	24,826
Effect of dilutive securities:
Employee stock options	—	—	—	3,046
Qualcomm warrant	—	—	—	4,085
Chase Telecommunications Holdings warrant	—	—	—	74
Qualcomm Trust Convertible Preferred Securities	—	—	—	103

Adjusted weighted average shares outstanding — diluted earnings per share	36,310	26,524	32,909	32,134

      The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
Employee stock options	8,161	7,448	8,161	808
Qualcomm warrant	3,375	4,500	3,375	—
Senior and senior discount unit warrants	2,830	2,830	2,830	2,830
Chase Telecommunications Holdings warrant	95	203	95	—

      Basic and diluted net loss per common share are the same for the three and nine months ended September 30, 2001, respectively, as a result of the exclusion of these shares.

Recent Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives are required to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after September 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessment. The Company is currently assessing the impact these standards will have on its results of operations and financial position.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company will adopt SFAS No. 144 on January 1, 2002. The Company is currently assessing the impact this standard will have on its results of operations and financial position.

Note 2. Recent and Pending Acquisition, Exchange and Sale of Wireless Licenses

      From January 2001 through September 2001, the Company completed the purchase and exchange of wireless licenses in various areas covered by an individual wireless license issued by the Federal Communications Commission (“FCC”), also known as a basic trading area or BTA and certain wireless information assets for an aggregate of $230.2 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $110.2 million (including (1) a promissory note in the principal amount of $86.5 million with interest at the rate of 10% per annum, with principal and interest payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002, and (2) a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002 and the right to convert $11.0 million of the note at maturity into shares of the Company’s common stock for $45.825 per share, or 240,043 shares), and the issuance of 2,778,534 shares of the Company’s common stock with a fair value at the time of purchase of approximately $82.7 million. Approximately 265,083 shares issued in connection with two of the acquisitions are being held in an escrow account to satisfy potential indemnification obligations of the sellers. The promissory note and convertible note are secured by pledges of the outstanding stock of three wholly owned subsidiaries of the Company, which together own 11 wireless licenses. The Company was the high bidder on 22 wireless licenses in the FCC’s broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. NextWave Telecommunications, Inc. (“NextWave”), the former holder of the 22 licenses for which the Company was the high bidder, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has stated that it will seek further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. There are ongoing discussions surrounding a settlement that, if concluded, would result in the Company acquiring all of these licenses from the FCC for the original bid price. The Company cannot predict what effect the D.C. Circuit’s decision, further judicial review, or the settlement discussions will have on it or its ability to obtain the 22 reauctioned licenses.

      In July 2001, the Company entered into an agreement to sell wireless licenses for 15 MHz of spectrum in Salt Lake City and Provo, Utah to Cingular Wireless LLC for $140.0 million in cash. The agreement is subject to customary closing conditions, including the FCC’s approval, which was granted on October 4, 2001, becoming a final order and no assurance can be given that the transaction will be completed. If the transaction

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is completed, the Company will retain wireless licenses for 15 MHz of spectrum in each of Salt Lake City and Provo, Utah to operate existing voice and planned information services products.

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

      At September 30, 2001, the Company had a 20.1% interest in Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In June, July and August 2001, the Company invested an additional $10.0 million, $9.7 million and $0.9 million, respectively, in Pegaso by purchasing convertible subordinated notes (the “Pegaso Notes”) pursuant to a $29.4 million funding commitment that preserved the Company’s interest of 20.1%. The Pegaso Notes, due in January 2008, do not accrue interest and are subordinate to other indebtedness of Pegaso. The Pegaso Notes convert into equity of Pegaso on the earlier of December 31, 2002 or immediately prior to the consummation of an acquisition transaction as outlined in the Pegaso Notes. The Company recorded equity losses from Pegaso of $14.3 million and $57.6 million during the three and nine months ended September 30, 2001, respectively, and $25.2 million and $61.6 million during the three and nine months ended September 30, 2000, respectively.

      Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

	September 30,	December 31,
	2001	2000

	(Unaudited)
Current assets	$179,475	$106,751
Non-current assets	813,395	678,628
Current liabilities	(542,858)	(300,424)
Non-current liabilities	(569,842)	(312,489)

Total stockholders’ capital (deficit)	(119,830)	172,466
Other stockholders’ share of capital (deficit)	(95,726)	137,775

Company’s share of capital (deficit)	(24,104)	34,691
Convertible subordinated notes	20,542	—

Investment in and loans receivable from (committed to) unconsolidated wireless operating company	$(3,562)	$34,691

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
Operating revenues	$51,849	$24,394	$110,047	$51,052

Operating expenses	(135,454)	(89,121)	(363,801)	(242,394)
Other expense, net	(31,536)	(13,337)	(69,158)	(38,663)
Foreign currency transaction gain (losses), net	44,228	(34,857)	36,744	(25,195)

Net loss	(70,913)	(112,921)	(286,168)	(255,200)
Other stockholders’ share of net loss	(56,649)	(87,672)	(228,606)	(181,701)

Company’s share of net loss	(14,264)	(25,249)	(57,562)	(73,499)
Elimination of intercompany transactions	—	—	—	1,498

Equity in net loss of investments in and loans receivable from and committed to unconsolidated wireless operating companies	$(14,264)	$(25,249)	$(57,562)	$(72,001)

Note 4. Long-Term Debt

      Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2001	2000

	(Unaudited)
12.5% senior notes, due 2010, effective interest rate of 15.8%	$167,948	$162,939
14.5% senior discount notes, face amount of $668.0 million, due 2010, effective interest rate of 16.3%	319,902	274,776
Vendor financing agreements, weighted average interest rate of 8.3%	939,460	378,668
U.S. government financing, weighted average effective interest rate of 9.9%	84,598	83,140
Qualcomm term loan, effective interest rate of 12.4%	194	—

	1,512,102	899,523
Less current portion	(1,941)	(1,645)

	$1,510,161	$897,878

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Stockholders’ Equity

Common Stock Purchase Agreement

      In December 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) under which the Company may, at its discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, the Company may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of its common stock, during each of one or more 18 trading day periods. The Company cannot require Acqua Wellington to purchase its common stock if the market price of the Company’s common stock is less than $15 per share. In addition, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on the Company’s market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, the Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, the Company completed the second sale of its common stock under the agreement, issuing 521,396 shares to Acqua Wellington in exchange for $15.0 million.

Stockholder Rights Plan

      In April 2001, the Company’s Board of Directors authorized and approved an increase in the number of shares designated as Series A Junior Participating Preferred Stock from 75,000 to 300,000 shares.

2001 Non-Qualified Stock Option Plan

      In April 2001, the Company’s Board of Directors adopted the 2001 Non-Qualified Stock Option Plan (the “2001 Non-Qualified Plan”) that allows the Board of Directors to grant options to employees, directors and consultants to purchase shares of the Company’s common stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2001 Non-Qualified Plan. Terms of the 2001 Non-Qualified Plan are comparable to the Company’s 1998 Stock Option Plan, except that only non-qualified stock options may be granted and the number of options that may be granted to officers and directors is limited under the 2001 Non-Qualified Plan.

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

Note 6. Commitments and Contingencies

      Pegaso has significant financing under two equipment loans and a bridge facility. The Company has guaranteed $33.0 million of Pegaso’s outstanding indebtedness under the bridge facility from Qualcomm. On October 31, 2001, Pegaso failed to make scheduled payments of approximately $5.7 million under the equipment loans and also failed to meet covenants related to the completion of a strategic sale or merger with a third party under all three of the facilities. Qualcomm has reported that it is currently working with Pegaso and a third party to complete a transaction that would likely result in a sale of the equity the Company has in Pegaso or, alternatively, to assist Pegaso in raising additional funds. The transaction and additional financing are not certain. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier.

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A (“Endesa”). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the share purchase agreement for the sale. Endesa has asserted claims against the Company for breach of representations and warranties under the share purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 and will remain unpaid until the issues related to the claims are resolved. The Company is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

      In connection with one of the Company’s recently completed acquisitions of wireless licenses, the seller has asserted that, based on the results of the FCC auction of wireless licenses completed in January 2001, it is entitled to a purchase price adjustment that would effectively double the purchase price. The parties are in the early stages of an arbitration concerning this claim. Under the terms of the agreement, if the Company is obligated to pay a purchase price adjustment, the Company is entitled to pay such additional amounts in cash or its common stock, at the Company’s discretion. The Company believes the seller’s position is without merit, and the Company will vigorously defend against the claim of the seller. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Supplementary Cash Flow Information (in thousands):

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
Supplementary disclosure of cash flow information:
Cash paid for interest	$21,520	$21,322
Cash paid for income taxes	$38,419	$—
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	$349,330	$296,141
Long-term and short-term financing to purchase wireless licenses	105,920	10,467
Long-term financing for auction discount voucher	125,274	—
Cancellation of long-term financing for auction discount voucher	(130,216)	—
Facility fee due on long-term debt	1,253	1,800
Issuance of common stock for minority interest in subsidiary	—	45,961
Long-term financing for loans to unconsolidated wireless operating company	—	10,338
Issuance of common stock to purchase wireless licenses	71,990	10,725
Issuance of notes receivable for sale of Smartcom	—	143,173
Supplementary disclosure of cash used for acquisitions:
Total purchase price	$18,675	$152,946
Common stock issued	(10,712)	—
Warrant issued for subsidiary company common stock	—	(15,353)
Liabilities assumed at present value	(5,063)	(131,293)
Cash acquired	—	(4,973)

Cash used for acquisitions	$2,900	$1,327

Note 8. Segment Data

      The Company’s current reportable segments are Cricket in the United States and the Company’s unconsolidated interest in Pegaso in Mexico. These reportable segments are evaluated separately because each geographic region in which they operate presents different service offerings, marketing strategies and operational issues, as well as distinct economic climates and regulatory constraints. As a result of the Company’s June 2000 sale of Smartcom, segment data excludes Smartcom.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Summary information by segment is as follows (in thousands):

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
Cricket:
Revenues	$66,693	$7,540	$151,292	$17,381
Operating loss	(105,120)	(20,190)	(226,482)	(48,827)
Depreciation and amortization	(30,637)	(3,389)	(65,203)	(12,151)
Capital expenditures	(199,349)	(207,429)	(477,270)	(291,518)
Purchase of wireless licenses	—	(37,355)	(410,345)	(110,509)
Total assets	1,714,496	914,090	1,714,496	914,090
Pegaso:
Revenues	51,849	24,394	110,047	48,081
Operating loss	(83,605)	(64,727)	(253,754)	(181,012)
Depreciation and amortization	(19,869)	(12,613)	(49,703)	(27,228)
Capital expenditures	(41,755)	(35,253)	(205,589)	(122,681)
Total assets	992,870	754,727	992,870	754,727

      A reconciliation of the Company’s segment revenues, operating losses and depreciation and amortization to the corresponding consolidated amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)
Segment revenues	$118,542	$31,934	$261,339	$65,462
Revenues of unconsolidated wireless operating companies	(51,849)	(24,394)	(110,047)	(51,052)
Smartcom	—	—	—	21,645

Consolidated revenues	$66,693	$7,540	$151,292	$36,055

Segment operating losses	$(188,725)	$(84,917)	$(480,236)	$(229,839)
Operating losses of unconsolidated wireless operating companies	83,605	64,727	253,754	191,342
Smartcom	—	—	—	(38,137)
Corporate and other	(13,646)	(5,406)	(32,326)	(22,858)

Consolidated operating loss	$(118,766)	$(25,596)	$(258,808)	$(99,492)

Segment depreciation and amortization	$(50,506)	$(16,002)	$(114,906)	$(39,379)
Depreciation and amortization of unconsolidated wireless operating companies	19,869	12,613	49,703	32,371
Smartcom	—	—	—	(15,033)
Corporate and other	(2,857)	(184)	(3,589)	4,790

Consolidated depreciation and amortization	$(33,494)	$(3,573)	$(68,792)	$(17,251)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Subsidiary Guarantee

      The Company’s senior notes and senior discount notes are guaranteed by its wholly owned subsidiary, Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Condensed consolidating financial information of Leap, Cricket Communications Holdings and non-guarantor subsidiaries of Leap as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000, respectively, is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the Cricket Communications Holdings financial information.

      Balance Sheet Information as of September 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$211,480	$—	$88,823	$—	$300,303
Short-term investments	15,020	—	27,169	—	42,189
Inventories	—	—	34,831	—	34,831
Note receivable, net	—	—	33,284	—	33,284
Other current assets	4,574	—	11,259	—	15,833

Total current assets	231,074	—	195,366	—	426,440
Property and equipment, net	3,163	—	855,095	—	858,258
Investment in and loans receivable from subsidiaries and unconsolidated wireless operating company	593,991	(16,584)	—	(577,407)	—
Wireless licenses, net	18,822	—	668,812	—	687,634
Goodwill and other intangible assets, net	180	—	80,485	(35,367)	45,298
Restricted investments	54,182	—	—	—	54,182
Deposits for wireless licenses	85,000	—	—	—	85,000
Other assets	22,684	—	8,774	—	31,458

Total assets	$1,009,096	$(16,584)	$1,808,532	$(612,774)	$2,188,270

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$4,848	$—	$112,208	$(44,134)	$72,922
Other current liabilities	79,669	—	27,127	(3,562)	103,234

Total current liabilities	84,517	—	139,335	(47,696)	176,156
Long-term debt	488,044	—	1,022,117	—	1,510,161
Other long-term liabilities	755	—	65,418	—	66,173

Total liabilities	573,316	—	1,226,870	(47,696)	1,752,490

Stockholders’ Equity:
Common stock	3	—	7	(7)	3
Additional paid-in capital	1,147,032	454,667	1,168,688	(1,623,355)	1,147,032
Unearned stock-based compensation	(6,201)	—	(6,201)	6,201	(6,201)
Accumulated deficit	(706,555)	(471,251)	(582,301)	1,053,552	(706,555)
Accumulated other comprehensive income	1,501	—	1,469	(1,469)	1,501

Total stockholders’ equity	435,780	(16,584)	581,662	(565,078)	435,780

Total liabilities and stockholders’ equity	$1,009,096	$(16,584)	$1,808,532	$(612,774)	$2,188,270

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations Information for the Three Months Ended September 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$57,240	$—	$57,240
Equipment revenues	—	—	9,453	—	9,453

Total revenues	—	—	66,693	—	66,693

Operating expenses:
Cost of service	—	—	(29,871)	2,574	(27,297)
Cost of equipment	—	—	(53,197)	—	(53,197)
Selling, general and administrative	(7,478)	—	(63,993)	—	(71,471)
Depreciation and amortization	(488)	—	(33,006)	—	(33,494)

Total operating expenses	(7,966)	—	(180,067)	2,574	(185,459)

Operating loss	(7,966)	—	(113,374)	2,574	(118,766)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(145,409)	(124,446)	(14,264)	269,855	(14,264)
Interest income	3,601	—	1,249	—	4,850
Interest expense	(23,372)	—	(20,886)	—	(44,258)
Foreign currency transaction losses, net	—	—	136	—	136
Other income, net	12,405	—	2,574	(2,574)	12,405

Loss before income taxes	(160,741)	(124,446)	(144,565)	269,855	(159,897)
Income taxes	(1)	—	(844)	—	(845)

Net loss	$(160,742)	$(124,446)	$(145,409)	$269,855	$(160,742)

Statement of Operations Information for the Three Months Ended September 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$5,296	$—	$5,296
Equipment revenues	—	—	2,244	—	2,244

Total revenues	—	—	7,540	—	7,540

Operating expenses:
Cost of service	—	—	(5,845)	339	(5,506)
Cost of equipment	—	—	(4,883)	—	(4,883)
Selling, general and administrative	(4,231)	—	(14,943)	—	(19,174)
Depreciation and amortization	(184)	—	(3,389)	—	(3,573)

Total operating expenses	(4,415)	—	(29,060)	339	(33,136)

Operating loss	(4,415)	—	(21,520)	339	(25,596)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(32,428)	(19,367)	(25,249)	51,795	(25,249)
Interest income	5,161	—	11,773	—	16,934
Interest expense	(22,423)	—	(6,014)	—	(28,437)
Foreign currency transaction gains, net	3	—	1,375	—	1,378
Gain on issuance of stock by unconsolidated wireless operating company	—	—	6,898	—	6,898
Other income (expense), net	30	—	309	(339)	—

Net loss	$(54,072)	$(19,367)	$(32,428)	$51,795	$(54,072)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations Information for the Nine Months Ended September 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$122,449	$—	$122,449
Equipment revenues	—	—	28,843	—	28,843

Total revenues	—	—	151,292	—	151,292

Operating expenses:
Cost of service	—	—	(62,551)	5,548	(57,003)
Cost of equipment	—	—	(116,632)	—	(116,632)
Selling, general and administrative	(19,928)	—	(147,745)	—	(167,673)
Depreciation and amortization	(1,031)	—	(67,761)	—	(68,792)

Total operating expenses	(20,959)	—	(394,689)	5,548	(410,100)

Operating loss	(20,959)	—	(243,397)	5,548	(258,808)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(337,489)	(270,091)	(57,562)	607,580	(57,562)
Interest income	12,147	—	11,476	—	23,623
Interest expense	(72,833)	—	(50,876)	—	(123,709)
Foreign currency transaction losses, net	—	—	(1,139)	—	(1,139)
Other income, net	15,987	—	5,542	(5,548)	15,981

Loss before income taxes	(403,147)	(270,091)	(335,956)	607,580	(401,614)
Income taxes	(510)	—	(1,533)	—	(2,043)

Net loss	$(403,657)	$(270,091)	$(337,489)	$607,580	$(403,657)

Statement of Operations Information for the Nine Months Ended September 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$31,542	$—	$31,542
Equipment revenues	—	—	4,513	—	4,513

Total revenues	—	—	36,055	—	36,055

Operating expenses:
Cost of service	—	—	(14,863)	593	(14,270)
Cost of equipment	—	—	(30,851)	—	(30,851)
Selling, general and administrative	(12,814)	—	(60,361)	—	(73,175)
Depreciation and amortization	(528)	—	(16,723)	—	(17,251)

Total operating expenses	(13,342)	—	(122,798)	593	(135,547)

Operating loss	(13,342)	—	(86,743)	593	(99,492)
Equity in net income (loss) of subsidiaries and unconsolidated wireless operating companies	164,215	(60,933)	(72,001)	(103,282)	(72,001)
Interest income	19,132	—	14,806	—	33,938
Interest expense	(58,338)	—	(22,570)	—	(80,908)
Foreign currency transaction gains, net	3	—	13,096	—	13,099
Gain on sale of subsidiary	(4,484)	—	317,916	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602	—	32,602
Other income, net	599	—	1,972	(593)	1,978

Income (loss) before income taxes and extraordinary items	107,785	(60,933)	199,078	(103,282)	142,648
Income taxes	—	—	(34,548)	—	(34,548)

Income (loss) before extraordinary items	107,785	(60,933)	164,530	(103,282)	108,100
Extraordinary loss on early extinguishment of debt	(4,422)	—	(315)	—	(4,737)

Net income (loss)	$103,363	$(60,933)	$164,215	$(103,282)	$103,363

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Information for the Nine Months Ended September 30, 2001 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$308,805	$—	$(548,704)	$—	$(239,899)

Investing activities:
Purchase of property and equipment	(4,878)	—	(127,940)	—	(132,818)
Investment in loans to subsidiary and unconsolidated wireless operating company	(100,542)	—	—	80,000	(20,542)
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of wireless licenses	(230,876)	—	—	—	(230,876)
Purchase of investments	(14,901)	—	(102,298)	—	(117,199)
Sale and maturity of investments	18,285	—	257,585	—	275,870
Restricted cash equivalents and investments, net	12,736	—	—	—	12,736
Sale and collection of notes receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	(324,430)	—	133,371	80,000	(111,059)

Financing activities:
Proceeds from long-term debt	—	—	191,782	—	191,782
Repayment of short-term and long-term debt	(49,408)	—	—	—	(49,408)
Parent’s investment	—	—	80,000	(80,000)	—
Issuance of common stock	170,009	—	—	—	170,009

Net cash provided by financing activities	120,601	—	271,782	(80,000)	312,383

Net increase (decrease) in cash and cash equivalents	104,976	—	(143,551)	—	(38,575)
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$211,480	$—	$88,823	$—	$300,303

Cash Flow Information for the Nine Months Ended September 30, 2000 (unaudited, in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(52,899)	$—	$19,957	$—	$(32,942)

Investing activities:
Purchase of property and equipment	(1,916)	—	(41,770)	—	(43,686)
Loans to subsidiary and unconsolidated wireless operating company	(378,558)	(368,658)	(8,633)	737,316	(18,533)
Acquisitions, net of cash acquired	—	—	(1,327)	—	(1,327)
Purchase of wireless licenses	(39,364)	—	—	—	(39,364)
Net proceeds from disposal of subsidiary	4,311	—	210,144	—	214,455
Purchase of investments	(129,030)	—	(34,087)	—	(163,117)
Sale and maturity of investments	43,222	—	2,268	—	45,490
Restricted cash equivalents and investments, net	(57,893)	—	—	—	(57,893)

Net cash provided by (used in) investing activities	(559,228)	(368,658)	126,595	737,316	(63,975)

Financing activities:
Proceeds from issuance of senior and senior discount notes	550,102	—	—	—	550,102
Proceeds from loans payable to banks and long-term debt	31,022	—	28,302	—	59,324
Repayment of long-term debt	(229,120)	—	(18,700)	—	(247,820)
Issuance of common stock	336,957	—	—	—	336,957
Payment of debt financing costs	(15,222)	—	—	—	(15,222)
Parent company investment	—	368,658	368,658	(737,316)	—
Other	—	—	822	—	822

Net cash provided by financing activities	673,739	368,658	379,082	(737,316)	684,163

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,119)	—	(8,119)

Net increase in cash and cash equivalents	61,612	—	517,515	—	579,127
Cash and cash equivalents at beginning of period	35,713	—	8,396	—	44,109

Cash and cash equivalents at end of period	$97,325	$—	$525,911	$—	$623,236

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The words “Leap,” “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2001 population estimates provided by Easy Analytic Software Incorporated.

      The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 2, 2001 and Amendment No. 1 thereto filed with the SEC on Form 10-K/ A on June 28, 2001.

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions. This report is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various areas covered by an individual wireless license issued by the Federal Communications Commission and also know as a basic trading area or BTA our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; our ability to rollout networks in accordance with our plans, including receiving equipment and backhaul and interconnection facilities on schedule from third parties; failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; uncertainties relating to our ability to close pending transactions described in this report; technological challenges in developing wireless information services and customer acceptance of such services if developed; our ability to integrate the businesses and technologies we acquire; rulings by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses; the impacts on the global and domestic economies and the financial markets of recent terrorist activities, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other SEC filings. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand name “CricketTM.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and priced competitively with, traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month’s service from a simple, straightforward bill. We offer Cricket service without a term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per minute of use compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less per minute of use than those of traditional wireless providers.

      As of September 30, 2001, we had launched Cricket service in markets covering a total population of approximately 19.5 million potential customers and had approximately 724,000 Cricket customers across the U.S. To date we have acquired or have rights to acquire wireless licenses covering approximately 76.8 million potential customers in 36 states. We plan to continue launching new Cricket markets during the remainder of 2001 and the early part of 2002. Under what we refer to as our “40 market plan,” we expect to launch 15 additional markets in the six months after October 1, 2001. Rights to acquire wireless licenses covering approximately 23.8 million potential customers for which we were the high bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35) are subject to uncertainty as to when and if they will be issued as described below under “Recent and Pending Acquisitions and Sale of Wireless Licenses.”

      We plan to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. In furtherance of this objective, we completed our first purchase of wireless information technology in December 2000 through the acquisition of a proprietary, personalized, location-based technology, and in March and April 2001 we completed two additional acquisitions to support our future offering of wireless information services. We have several new services in development. The first of these services, marketed under the brand name “SliceTM,” is an information service designed to provide wireless information and advertising to customers’ mobile phones. This service was launched in Chattanooga and Nashville, Tennessee in May and June 2001, respectively, in Albuquerque, New Mexico in July 2001, and in Phoenix, Arizona in August 2001.

      In Mexico, we were a founding shareholder and have made investments in and have loans and loan commitments to Pegaso Telecomunicaciones, S.A. de C.V. totaling $129.4 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of September 2001, Pegaso reported approximately 791,000 customers. We currently own 20.1% of Pegaso.

      While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

      As is typical for start-up telecommunications networks, we expect to incur operating expenses significantly in excess of revenues in each of our markets in their initial period of operation. Operating losses are likely to continue for the next several years as we expand service in new markets and seek to increase our customer base in new and existing markets. We believe, however, that with our simple, easy to understand approach to wireless, we can attract new customers more quickly, maintain lower customer acquisition costs, and sustain lower operating costs per minute of use compared to traditional wireless providers, which will allow us to generate profits in each of our markets sooner than is typical for a traditional wireless provider.

Recent and Pending Acquisition, Exchange and Sale of Wireless Licenses

      In April and May 2001, we acquired wireless licenses in various basic trading areas from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001, and the final of the three remaining quarterly installments due April 6, 2002. In addition, from January 2001 through September 2001, we completed the purchase and exchange of wireless licenses in various other basic trading areas and certain wireless information assets for an aggregate of $111.5 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $23.7 million (including a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002 and the right to convert $11.0 million of the note at maturity into shares of our common stock for $45.825 per share, or 240,043 shares), and the issuance of 2,778,534 shares of our common stock with a fair value at the time of purchase of approximately $82.7 million. Approximately 265,083 shares issued in connection with two of the acquisitions are being held in an escrow account to satisfy potential indemnification obligations of the sellers. In connection with one of our recently completed wireless license acquisitions, the seller has asserted that based on the results of the FCC’s broadband PCS auction completed in January 2001, it is entitled to a purchase price adjustment that would effectively double the purchase price. The parties are in the early stages of an arbitration concerning this claim. Under the terms of the agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we will vigorously defend against the claim of the seller. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We were the high bidder on 22 wireless licenses covering 23.8 million potential customers in the FCC’s broadband PCS auction completed in January 2001 for an aggregate purchase price of $350.0 million. NextWave Telecommunications, Inc., the former holder of the 22 licenses for which we were the high bidder, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has stated that it will seek further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. There are ongoing discussions surrounding a settlement that, if concluded, would result in our acquiring all of these licenses from the FCC for the original bid price. We cannot predict what effect the D.C. Circuit’s decision, further judicial review or the settlement discussions will have on us or our ability to obtain access to the 22 reauctioned licenses. See “Risk Factors — It May Be More Difficult for Us to Acquire C-Block and F-Block Licenses in the Future” described below.

      In July 2001, we entered into an agreement to sell wireless licenses for 15MHz of spectrum in Salt Lake City and Provo, Utah to Cingular Wireless LLC for $140.0 million in cash. The agreement is subject to customary closing conditions, including the FCC’s approval, which was granted on October 4, 2001, becoming a final order, and no assurance can be given that the transaction will be completed. If the transaction is completed, we will retain wireless licenses for 15MHz of spectrum in each of Salt Lake City and Provo, Utah to operate existing voice and planned information services products.

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

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns have historically been insignificant.

      Handsets sold through our indirect dealers and distributors are subject to a mark-up which is not included in our equipment revenues. We also deduct from equipment revenues the value of the first month’s service, which is included in the price of the handset. We generate revenues from features, including call waiting, caller identification and voicemail. Service revenue is also generated from the customer’s usage of long-distance minutes purchased from Cricket and directory assistance.

Results of Operations

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

      At September 30, 2001, customers of our Cricket service rose to approximately 724,000, compared to approximately 62,000 at September 30, 2000. We added approximately 252,000 and 534,000 customers in the three and nine months ended September 30, 2001, respectively, due to increased penetration in existing markets and the launch of new markets, bringing the total potential customer base covered by our networks in 25 markets across the U.S. to approximately 19.5 million. Gross customer additions were approximately 301,000 and 644,000 in the three and nine months ended September 30, 2001, respectively. Weighted average customers were approximately 561,000 for the three months ended September 30, 2001.

      During the three and nine months ended September 30, 2001, we generated $57.2 million and $122.4 million in service revenues and $9.5 million and $28.8 million in equipment revenues, respectively, compared to $5.3 million and $10.0 million in service revenues and $2.2 million and $4.4 million in equipment revenues, excluding Smartcom, in the corresponding periods of the prior year. The increase in service and equipment revenues over the corresponding periods of the prior year related to the increase in our customer base and the launch of network service in new markets in the U.S. During the three months ended

September 30, 2001, we launched network service in Phoenix, Arizona and Denver, Colorado, our two largest markets.

      During the three and nine months ended September 30, 2001, we incurred $27.3 million and $57.0 million in cost of service and $53.2 million and $116.6 million in cost of equipment, respectively. During the three and nine months ended September 30, 2000, we incurred $5.5 million and $7.3 million in cost of service and $4.9 million and $9.1 million in cost of equipment, respectively, excluding Smartcom. We sell our handsets to customers and third party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the three and nine months ended September 30, 2001, $42.1 million and $83.8 million of our losses on equipment sales were to acquire new customers, respectively.

      Prior to March 17, 2000, we did not report any revenues and related cost of revenues from our Cricket business because Chase Telecommunications, which introduced Cricket service in Chattanooga, Tennessee in March 1999 and Nashville, Tennessee in January 2000, was accounted for under the equity method of accounting.

      Selling and marketing expenses were $32.2 million and $71.0 million for the three and nine months ended September 30, 2001, respectively, compared to $4.1 million and $6.2 million, excluding Smartcom, in the corresponding periods of the prior year. General and administrative expenses were $39.3 million and $96.7 million for the three and nine months ended September 30, 2001, respectively, compared to $15.1 million and $45.9 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in selling and marketing and general and administrative expenses was due primarily to higher expenses associated with the development and launch of network service in additional markets and the development of new service offerings. For the three and nine months ended September 30, 2001, $31.2 million and $68.7 million of selling and marketing expenses were to acquire new customers, respectively. Selling and marketing expenses for the three and nine months ended September 30, 2001 consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses for the three and nine months ended September 30, 2001 included customer service and billing expenses, costs for business development associated with negotiations for and acquisitions of wireless licenses, government relations, public reporting and investor relations, legal expenses and development of our wireless information service offerings. In addition, we incurred stock-based compensation expense of $1.2 million and $4.4 million for the three and nine months ended September 30, 2001, respectively, primarily related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. We expect that selling and marketing and general and administrative expenses will continue to increase in the future as a result of our planned network development and launch of Cricket service in additional U.S. markets and the development and launch of our wireless information services.

      Depreciation and amortization was $33.5 million and $68.8 million for the three and nine months ended September 30, 2001, respectively, compared to $3.6 million and $7.3 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of equipment and wireless licenses in service compared to the prior year, in addition to amortization of goodwill from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      During the three and nine months ended September 30, 2001, our equity share in the net loss of unconsolidated wireless operating company was $14.3 million and $57.6 million, respectively, and related only to Pegaso. During the three and nine months ended September 30, 2000, our equity share in the net loss of unconsolidated wireless operating companies was $25.2 million and $72.0 million, respectively, and related to Pegaso and Chase Telecommunications Holdings prior to March 2000. In June, July and August 2001, we invested an additional $10.0 million, $9.7 million and $0.9 million, respectively, in Pegaso by purchasing convertible subordinated notes pursuant to a $29.4 million funding commitment. Our equity share of future net losses of Pegaso will be limited to the extent of our investment, loans and funding commitment.

      Interest income was $4.9 million and $23.6 million for the three and nine months ended September 30, 2001, respectively, compared to $16.9 million and $33.8 million, excluding Smartcom, in the corresponding periods of the prior year. The decrease in interest income for the three and nine months ended September 30, 2001 compared to the corresponding periods of the prior year related to decreased average cash and cash equivalents and investment balances following our equity offering and units offering in February 2000, offset by cash and notes receivable related to the sale of Smartcom in June 2000 and proceeds from the sale of stock in our May 2001 underwritten public offering and under our common stock purchase agreement with Acqua Wellington.

      Interest expense was $44.3 million and $123.7 million for the three and nine months ended September 30, 2001, respectively, compared to $28.4 million and $72.4 million, excluding Smartcom, in the corresponding periods of the prior year. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering, increased vendor financing of our wireless networks, seller financing of wireless license acquisitions and financing of our auction discount voucher. We expect interest expense to increase substantially in the future due to expected additional borrowings to finance the construction of wireless networks in various markets across the U.S. and the purchase of wireless licenses.

      Foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Leap and Smartcom on cash balances, payables and loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

      Other income, net, for the three months ended September 30, 2001 includes $4.9 million related to the reversal of previously recorded interest expense upon the return of an auction discount voucher to Qualcomm and cancellation of related indebtedness in August 2001 and $7.4 million related to the exchange of wireless licenses. For the nine months ended September 30, 2000, we reported an extraordinary loss on early extinguishment of debt of $4.7 million, consisting of the write-off of unamortized debt issuance costs in connection with the repayment of our credit agreement with Qualcomm in February 2000 and the repayment of bank loans due to the sale of Smartcom in June 2000.

Consolidation of Smartcom

      As a result of the consolidation of Smartcom for the nine months ended September 30, 2000, we recorded $21.6 million of additional revenues, $7.0 million of additional cost of service, $21.8 million of additional cost of equipment, $9.5 million of additional selling and marketing, $11.6 million of additional general and administrative, $10.0 million of additional depreciation and amortization, $8.4 million of additional net interest expense, and $10.8 million of additional foreign currency transaction gains, respectively.

Liquidity and Capital Resources

      For the 12 months beginning October 1, 2001, we expect to spend a total of approximately $1,331 million for the following requirements:

•	approximately $610 million for capital expenditures for the buildout of our networks and approximately $250 million to fund operating losses for our voice and wireless information service offerings;

•	approximately $422 million in connection with our pending acquisitions and deferred payments of completed acquisitions of wireless licenses and certain wireless information assets, including $350 million for Auction 35 wireless licenses;

•	approximately $9 million to purchase convertible subordinated notes from Pegaso; and

•	approximately $40 million for general corporate overhead and other expenses, including increased expenditures for our wireless information service offerings.

      Over those 12 months, interest under our senior notes, senior discount notes, vendor facilities and the Qualcomm Term Loan is either deferred and added to principal or otherwise paid from our restricted investment accounts and is therefore not included in this liquidity and capital resources discussion. Our facility with Lucent requires payment of cash interest beginning in November 2002 and principal amortization beginning in December 2002.

      Our planned expenditures may vary over the next 12 months if we determine that we can expand our business more rapidly than currently planned based on the availability of additional capital and our ability to amend the terms of our vendor financing arrangements. Our actual expenditures may also vary significantly depending upon whether we purchase additional wireless licenses, the progress of the buildout of our networks and wireless information services and other factors, including unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other risks. In addition, as our business grows, our net expenditures for operating losses may vary significantly due to variability in our gross revenues and operating expenses, which are affected by various factors including, but not limited to, our subscriber growth, churn, and cost per gross additional customer. On October 31, 2001, Pegaso failed to make scheduled payments of approximately $5.7 million under two equipment loans and also failed to meet covenants related to the completion of a strategic sale or merger with a third party under those loans and a bridge facility from Qualcomm. We have guaranteed $33 million of Pegaso’s outstanding indebtedness under the bridge facility. We have not included the contingent obligation under this guarantee in our planned expenditures; however, we cannot assure you that it will not become due in the next twelve months.

      We have a total of approximately $1,424 million in unused capital resources for our future cash needs as follows:

•	approximately $431 million in consolidated unrestricted cash, cash equivalents, investments and deposits on wireless licenses as of September 30, 2001, including $85 million on deposit for wireless licenses for which we were the high bidder in the FCC’s Auction 35 completed in January 2001;

•	approximately $125 million committed under a senior secured financing arrangement with Qualcomm to pay for Auction 35 wireless licenses;

•	approximately $726 million in commitments (net of capitalized interest and fees we expect to incur over the next 12 months) under vendor financing arrangements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications Inc., with availability based on (i) a ratio of the total amounts of products and services purchased and (ii) certain covenants restricting our growth, including but not limited to a covenant on maximum capital expenditures (our current plans are to borrow approximately $680 million on these facilities in the next twelve months); and

•	approximately $142 million in net cash proceeds we expect to receive from agreements to sell wireless licenses, including a July 2001 agreement to sell two wireless licenses to Cingular Wireless LLC (which sale is subject to the FCC’s approval, which was granted on October 4, 2001, becoming a final order and other closing conditions).

      We also have a $35 million promissory note receivable from the sale of Smartcom, subject to a right of set-off to secure indemnification claims under the share purchase agreement for the sale. Endesa has asserted claims against Leap and Inversiones for breach of the representations and warranties under the share purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. The note matured on September 2, 2001 and will remain unpaid until the issues related to the claims are resolved. We are contesting Endesa’s claims.

      According to our estimates, we believe we have sufficient capital resources to build and launch networks and fund operating losses in markets with approximately 38.4 million total potential customers under our “40 market plan.” Our networks in these markets are expected to cover approximately 25.2 million potential customers. However, we will need to refinance or extend the amortization schedule of our vendor indebtedness prior to January 2003 or raise additional capital to fund a portion of the principal amortization of our vendor indebtedness. We plan to refinance our vendor indebtedness if market conditions permit. Our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

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

      If we engage in significant activities in addition to those described above, including launching additional markets, investing in new voice or information services or ventures, or completing additional license purchases for cash, we will need to raise additional capital to fund those activities and amend our vendor financing arrangements to permit additional capital expenditures. We expect that we will require significant additional financing over the next several years to substantially complete the buildout of additional planned wireless networks in the U.S., the acquisition of additional licenses, the buildout of markets related to those additional licenses and the development and launch of additional wireless information services. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. Additionally, our existing vendor financing does not allow significant additional growth and we will need to either refinance or amend those facilities to allow for such planned wireless networks. As is typical for start-up wireless communications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring potential sales of spectrum assets and public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to sell assets, raise additional capital or refinance or restructure our existing financing facilities on terms that are acceptable to us, or at all.

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

      Common Stock Purchase Agreement. In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. We cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

      Equity Offering. In May 2001, we completed an underwritten public offering of 3,000,000 shares of our common stock at a price of $33.50 per share. We received proceeds of approximately $97.9 million, net of underwriting discounts and commissions and other offering expenses, from the offering.

      Vendor Financing. Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. for the purchase of network infrastructure products and services and the financing of these purchases plus additional working capital. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The five-year purchase agreement with Lucent is subject to early termination at Cricket Communications’ convenience subject to payment for products and services purchased from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings by Cricket Communications, however, Lucent is not required to make additional loans under the facility if the total of the loans held directly or supported by Lucent exceeds $815.0 million. In August 2000, Cricket Communications entered into a three-year supply agreement with Nortel for the purchase of infrastructure products and services, and a related credit facility that permits up to $525.0 million in total borrowings. However, Nortel is not required to make additional loans under the facility if the total of the loans held directly or supported by Nortel exceeds $300.0 million. In October 2000, Cricket Communications entered into a three-year supply agreement with Ericsson for the purchase of up to $330.0 million of infrastructure products and services, and a related credit facility with Ericsson Credit AB that permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million.

      Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor. Each of the credit agreements contain various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each special purpose subsidiary of Leap formed to hold wireless licenses used in Cricket Communications’ business, and all of their respective assets. Although we believe we have sufficient availability under our vendor credit facilities to complete the 40 market plan, we will not be able to draw all of the availability under the vendor credit facilities during the next twelve months because of restrictions imposed by the covenants in these credit agreements and our expectations with respect to product and service purchases from the vendors. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA. Cricket Communications must pay a commitment fee equal to 1.25% per annum on the unused commitment under the facilities, decreasing to 0.75% per annum. Principal payments under each credit agreement are scheduled to begin three years after the effective date for such credit agreement with a final maturity eight years after such effective date. Repayment is weighted to the later years of the repayment schedule. We plan to refinance these loans if market conditions permit; however, we may not be able to refinance these loans at such time, or at all. At September 30, 2001, Cricket Communications had $939.5 million outstanding under the vendor credit agreements, at a weighted-average interest rate of 8.3%. In addition, at September 30, 2001, we had amounts payable to the vendors that will be financed under the vendor credit agreements of $59.2 million, which have been included in other long-term liabilities.

      Because our new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue for the quarter ended December 31, 2000 was below the minimum required level contained in the financial covenants in the vendor loan facilities. We received waivers of our failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall and were in compliance with the revenue covenant for the quarters ended March 31, June 30, and September 30, 2001, respectively. In September 2001, we entered into credit agreement amendments that reduced the minimum gross revenue covenant for the third quarter of fiscal 2001 and subsequent quarters. The amendment also reallocated the maximum capital expenditures that Cricket Communications and its subsidiaries can incur in fiscal years 2000 through 2002, reallocating permitted expenditures that are not utilized in fiscal 2000 to fiscal 2001 and providing that permitted expenditures that are not utilized in fiscal 2001 can be carried forward to and utilized in fiscal 2002. There can be no assurance that various circumstances (including additional delays in market launches and/or other adverse results in our business) will not result in a failure to meet our financial or operating covenants in the future. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities” described below.

      Qualcomm Term Loan. In January 2001, we entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan us approximately $125.3 million to finance our acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded our borrowings of the full amount available under the agreement by transferring to us an FCC auction discount voucher, and we issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. On August 1, 2001, at the request of Qualcomm, we agreed to return the auction discount voucher to Qualcomm and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The FCC confirmed its consent to the return of the auction discount voucher to Qualcomm on August 8, 2001 and the indebtedness under the $125.3 million note was canceled. Under the terms of the agreement, we must repay to Qualcomm the outstanding principal and accrued interest that may be borrowed under these notes in a single payment no later than five years after the date of the initial borrowing. Loans are subject to mandatory prepayments in certain circumstances, including as a result of our receiving net cash proceeds in excess of $400.0 million from issuances of debt or equity securities by Leap or its subsidiaries (other than certain excluded issuances such as equipment vendor financing and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). Loans under the agreement bear interest at a variable rate depending on the collateral we provide. We expect this rate to be at LIBOR plus 7.5%. Interest on the loans is payable semi-annually. However, we may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. Loans under the agreement will begin to accrue interest from the date we either borrow cash or the date the FCC applies the auction discount voucher against amounts we owe for licenses we acquire through the January 2001 FCC auction. As security for the loans, we have agreed to pledge in favor of Qualcomm the stock of subsidiaries holding licenses that we acquire through the January 2001 FCC auction with an aggregate purchase price of at least 150% of the outstanding principal amount of the loans. The loans are subject to the same covenants that are contained in the Indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

      Debt Obligations to the FCC. We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses through September 2001. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate to us at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

      CenturyTel Note. In April and May 2001, we acquired wireless licenses in various basic trading areas from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum. Principal and accrued interest under this note are payable in quarterly installments, with the first installment of $48.0 million plus interest paid July 6, 2001 and the final of the three remaining quarterly installments due April 6, 2002. The note is secured by a pledge of the outstanding stock of two wholly owned subsidiaries of Leap which together own 10 wireless licenses.

      MCG Note. In June 2001, we acquired wireless licenses in Buffalo and Syracuse, New York from MCG PCS, Inc. for an aggregate of $18.3 million in cash and an $18.0 million promissory note with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002. MCG PCS has the right to convert $11.0 million of the note at maturity into shares of our common stock at $45.825 per share, or 240,043 shares. The note is secured by a pledge of the outstanding stock of a wholly owned subsidiary of Leap that owns one wireless license.

      Pegaso Guarantee. Pegaso has significant financing under two equipment loans and a bridge facility. We have guaranteed $33.0 million of Pegaso’s outstanding indebtedness under the bridge facility from Qualcomm. On October 31, 2001, Pegaso failed to make scheduled payments of approximately $5.7 million under the equipment loans and also failed to meet covenants related to the completion of a strategic sale or merger with a third party under all three of the facilities. Qualcomm has reported that it is currently working with Pegaso and a third party to complete a transaction that would likely result in a sale of the equity we have in Pegaso or, alternatively, to assist Pegaso in raising additional funds. The transaction and additional financing are not certain. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier.

      Pegaso Funding. In June, July and August 2001, we invested an additional $10.0 million, $9.7 million and $0.9 million, respectively, in Pegaso by purchasing convertible subordinated notes pursuant to a $29.4 million funding commitment that preserved our percentage interest of 20.1%. Our equity share of future net losses of Pegaso will be limited to the extent of our investment, loans and funding commitment. Pegaso requires substantial additional capital to continue its operations and planned growth. As a result, Pegaso is seeking additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

Operating Activities

      We used $239.9 million in cash for operating activities during the nine month period ended September 30, 2001 compared to $32.9 million in the corresponding period of the prior year. The increase was primarily attributable to increased operating expenses associated with the launch of network service in additional markets in the U.S. We expect that cash used in operating activities is likely to continue to increase for the next several years as we expand service in new markets and seek to increase our customer base in new and existing markets and develop new wireless information services.

Investing Activities

      Cash used in investing activities was $111.1 million during the nine month period ended September 30, 2001 compared to $64.0 million in the corresponding period of the prior year. Investing activities during the nine month period ended September 30, 2001 consisted primarily of $108.2 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom and the sale and maturity of investments of $275.9 million and restricted cash equivalents of $12.7 million, offset by the purchase of investments of $117.2 million, equipment purchases for the continued buildout of planned networks of $132.8 million, the purchase of wireless licenses of $230.9 million and the purchase of convertible subordinated promissory notes from Pegaso of $20.5 million. Investing activities in the corresponding period of the prior year consisted primarily of $214.5 million in net proceeds from the disposal of Smartcom and other investee companies, offset by $175.5 million in net purchases of investments and restricted cash equivalents and investments with proceeds from our equity and units offerings, in addition to equipment purchases of $43.7 million, including purchases related to our Smartcom operations, purchases of wireless licenses of $39.4 million, and loans to Smartcom and to Chase Telecommunications Holdings.

Financing Activities

      Cash provided by financing activities during the nine month period ended September 30, 2001 was $312.4 million and consisted of $170.0 million in proceeds from the sale of common stock, primarily from our May 2001 underwritten public offering and under our common stock purchase agreement with Acqua Wellington, in addition to cash proceeds from loans under our vendor loan facilities for the purchase of property and equipment and wireless licenses of $191.8 million, partially offset by repayments of notes payable and long-term debt of $49.4 million. Cash provided by financing activities in the corresponding period of the prior year was $684.2 million, and consisted primarily of proceeds from our February 2000 public equity offering and units offering and loans from equipment vendors and banks totaling $931.2 million, partially offset by the repayment of our credit agreements with Qualcomm and other debt totaling $247.8 million.

Inflation

      Inflation has had and may continue to have negative effects on the economies and securities markets of emerging market countries and could have negative effects on Pegaso, including its ability to obtain financing. Mexico, for example, has periodically experienced relatively high rates of inflation. We expect that our foreign subsidiaries, where permitted and subject to competitive pressures, would increase their tariffs to account for the effects of inflation. However, in those jurisdictions where tariff rates are regulated or specified in the wireless license, they may not successfully mitigate the impact of inflation on their operations.

Recent Accounting Requirements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives are required to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment. We are currently assessing the impact these standards will have on our results of operations and financial position.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We will adopt SFAS No. 144 on January 1, 2002. We are currently assessing the impact this standard will have on its results of operations and financial position.

RISK FACTORS

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we acquired and/or launched all of our existing Cricket markets beginning in January 2000. Because we are at an early stage of development, we face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

Recent Terrorist Activity in the United States and the Military Action to Counter Terrorism Could Adversely Impact our Business.

      The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions in the U.S. These effects may, in turn, result in reduced demand for our products and services, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our networks. The events of September 11, 2001 and use of the term “war” thereafter could also affect the availability of insurance for various adverse circumstances in the future. At this time, however, we are not able to predict the nature, extent or duration of these effects on overall economic conditions or on our business and operating results.

Our Business Strategy Is Unproven

      Our business strategy in the U.S., marketed under the brand name Cricket, is to offer consumers a service plan that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy, which has been introduced in a limited number of markets, is a new approach to marketing wireless services and may not prove to be successful. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively with landline and other wireless service providers in our markets. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, other wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Similarly, we currently have several new services that have either recently been introduced to selected markets or are in development, including a service designed to provide wireless information and advertising to consumers’ mobile phones. These new and planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Have a History of Losses and Anticipate Future Losses

      Leap experienced net losses of $403.7 million in the nine month period ended September 30, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the year ended August 31, 1999, $46.7 million in the year ended August 31, 1998 and $5.2 million in the year ended August 31, 1997. Losses are likely to be significant for the next several years as we launch service in new markets and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on the market value of our common stock.

If We Experience a High Rate of Customer Turnover, Our Costs Could Increase

      Many providers in the U.S. personal communications services, or PCS, industry have experienced a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs in order to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business and financial condition.

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

      In the U.S., we will compete directly with other wireless providers and traditional landline carriers in each of our markets, many of which have greater resources than we do and entered the markets before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC has announced that it will auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. either have or could attempt to implement plans substantially similar to our domestic strategy of providing unlimited local service at a low, flat monthly rate. The landline services with which we compete are already used by many of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

      Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Telefonica, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

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

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On November 2, 2001, 36,860,068 shares of our common stock were outstanding, and 19,658,984 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of November 2, 2001:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part at any time between now and September 2008;

•	10,323,467 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans;

•	2,795,621 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm;

•	240,043 shares reserved for issuance under a convertible promissory note issued in connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York, a portion of which may be converted, at the option of the holder, into shares of common stock in June 2002;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

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

      In December 2000, we entered into a common stock purchase agreement with Acqua Wellington under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 million and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. We cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. In addition, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

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

Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities

      The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in our vendor facilities, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions, such as the acquisition of wireless licenses. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

•	incur additional indebtedness;

•	create liens;

•	make certain payments, including payments of dividends and distributions in respect of capital stock;

•	consolidate, merge and sell assets;

•	engage in certain transactions with affiliates; and

•	fundamentally change our business.

      In addition, such senior debt requires us to maintain certain ratios, including:

•	leverage ratios;

•	interest coverage ratios; and

•	fixed charges ratios;

      and to satisfy certain tests, including tests relating to:

•	maximum annual capital expenditures;

•	minimum covered population;

•	minimum number of subscribers to our services; and

•	minimum quarterly revenues and, commencing in 2004, minimum annual revenues.

      We expect to make capital expenditures during 2001 and 2002 at or near the maximum annual amount permitted by our vendor loan facilities. Our ability to expand beyond the buildout of networks covering 25 million potential customers planned for launch in 2001 and early 2002 will be significantly restricted if we are not able to obtain additional amendments to the maximum annual capital expenditure covenant contained in our vendor loan facilities. If our growth is so restricted, management of Leap believes that it will not adversely affect our ability to successfully operate the markets we have launched or will launch throughout the remainder of 2001 and early 2002.

      We may not satisfy the financial ratios, tests and other covenants under our vendor loan facilities due to events that are beyond our control. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled. Because Leap’s new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap received waivers of its failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall in the quarter ended March 31, 2001 and were in compliance with the revenue covenant for the quarters ended June 30, 2001 and September 30, 2001. There can be no assurance that various circumstances (including additional delays in market launches and/or other adverse results in our business) will not result in a failure to meet our financial or operating covenants in the future. Any defaults that result in a suspension of further borrowings under the vendor facilities or acceleration of our obligations to repay the outstanding balances under the vendor facilities would have a material adverse effect on our business and our financial condition.

      Because principal amortization of our vendor indebtedness begins in December 2002, we will need to refinance or extend the amortization schedule of our vendor indebtedness prior to January 2003 or raise additional capital to fund a portion of the principal amortization of our vendor indebtedness. In addition, if we fail to comply with the covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We plan to refinance our vendor indebtedness as soon as market conditions permit. However, our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

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

We Have Encountered Reliability Problems During the Initial Deployment of Our Networks

      As is typical with newly constructed and rapidly expanding wireless networks, we have experienced reliability problems with respect to network infrastructure equipment, reliability of third party suppliers and capacity limitations of our networks. If our networks ultimately fail to perform as expected, that failure could have a material adverse effect on our business and financial condition.

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

      Further judicial review of the FCC’s orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC’s decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. The FCC in a pending proceeding has announced that it will modify the “cap” on the amount of commercial mobile radio services spectrum that any particular carrier may acquire in a wireless market to immediately allow carriers to acquire up to 55 MHz of such spectrum in a market. The FCC also announced that it will phase this cap out entirely effective January 1, 2003, as well as immediately eliminate its cellular cross-interest rule in metropolitan cellular markets. These rule modifications may make it easier for large wireless carriers to consolidate spectrum assets and to acquire smaller wireless carriers, and could adversely affect our entry into new wireless markets.

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

      The FCC’s reauction that closed in January 2001 represented a compromise that made some additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC’s C-Block and F-Block rules, the recent reauction, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In the reauction, we were named the high bidder on 22 licenses covering 23.8 million potential customers.

      NextWave Telecommunications, Inc., the former holder of the 22 licenses for which we were the high bidder in the January 2001 reauction, is a party to litigation challenging the validity of their reauction. On June 22, 2001, the United States Court of Appeals for the D.C. Circuit released a decision supporting NextWave’s contention that the FCC violated the U.S. Bankruptcy Code in revoking and reauctioning NextWave’s licenses. The FCC has sought further judicial review of the D.C. Circuit’s decision in the U.S. Supreme Court. We cannot predict what effect the D.C. Circuit’s decision or further judicial review will have on us or our ability to retain access to the 22 reauctioned licenses. The FCC is also actively seeking to settle the NextWave litigation, and Congress may attempt to address the litigation legislatively. We cannot predict what effect such actions would have on us or our ability to retain access to the 22 reauctioned licenses for which we were named the high bidder.

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

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have buildout deadlines in 2001 and several other licenses have buildout deadlines in the first half of 2002. We are unable to predict whether the required coverage will be achieved. For a number of these licenses, we applied for and received from the FCC a limited waiver of the construction requirements; however, failure to comply with the terms of this waiver will mean that the licenses revert back to their original construction deadlines. Failure to comply with FCC buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

Failure to Comply with Regulations or Adverse Regulatory Changes Could Impair Our Ability to Maintain Existing Licenses and Obtain New Licenses

      We must maintain our existing telecommunications licenses and those we acquire in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with regulations or the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, we could lose a license, or be subject to fines, if we fail to construct or operate a wireless network as required by the license, or if we fail to comply with FCC regulations or compliance deadlines. One such deadline is the requirement that we deploy the capability to identify the precise location of wireless 911 calls by October 1, 2001. Like virtually every other major carrier in the PCS industry, we have sought a waiver from the FCC of this requirement. The loss of a license or the imposition of significant fines or penalties could have a material adverse effect on our business and financial condition.

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

Risks Associated with Pegaso Could Adversely Affect Our Business

      Pegaso has significant financing under two equipment loans and a bridge facility. We have guaranteed $33.0 million of Pegaso’s outstanding indebtedness under the bridge facility from Qualcomm. On October 31, 2001, Pegaso failed to make scheduled payments of approximately $5.7 million under the equipment loans and also failed to meet covenants related to the completion of a strategic sale or merger with a third party under all three of the facilities. Qualcomm has reported that it is currently working with Pegaso and a third party to complete a transaction that would likely result in a sale of the equity we have in Pegaso or, alternatively, to assist Pegaso in raising additional funds. The transaction and additional financing are not certain. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier.

      We face many risks from our international activities. Pegaso in Mexico largely depends on the Mexican economy. The Mexican market is subject to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product.

      Mexico’s currency and financial markets continue to experience volatility. The impact on the Mexican economy of the economic crisis in Latin America has affected the ability of Mexican companies to access the capital markets. The ability of Mexican companies to access the capital markets may not improve and may deteriorate further in the future. The economy of Mexico historically is affected by fluctuations in the price of oil and petroleum products. Fluctuations in the prices of these products and continuing political tensions in Mexico could negatively impact our prospects in Mexico.

      In addition, foreign laws and courts govern many of the agreements of Pegaso. Other parties may breach or may make it difficult to enforce these agreements.

      Pegaso requires substantial additional capital to continue its operations and planned growth. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be diluted due to additional capital contributions of other investors.

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

Our Stock Price is Volatile

      The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past quarter and calendar year and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include:

•	future announcements concerning Leap or its competitors, including the announcement of joint development efforts;

•	changes in the prospects of our business partners or equipment suppliers;

•	delays in the construction of planned Cricket networks and in general implementation of our business plan;

•	failure to achieve planned levels of subscriber growth and other operating targets;

•	deficiencies in our networks;

•	results of technological innovations;

•	government regulation, including the FCC’s review of our acquisition of wireless licenses;

•	changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

•	the impact of an economic slowdown on existing and future customers; and

•	public perception of risks associated with our international operation.

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

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of September 30, 2001, the principal amounts of our variable rate long-term debt obligations amounted to approximately $940.8 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $7.8 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

      Hedging Policy. As required by our vendor loan agreements, Leap will maintain hedging agreements which fix or limit the interest cost to Cricket Communications and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. These agreements do not qualify as hedges and to date have been immaterial. In addition, Leap does not engage in hedging activities against foreign currency exchange rate or interest rate risks.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

      Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows.

Item 2.   Changes in Securities and Use of Proceeds.

      (c)  On July 31, 2001, Chase Telecommunications Holdings, Inc. net-exercised a portion of a warrant Leap issued to Chase Telecommunications Holdings in connection with Leap’s acquisition of substantially all of its assets in March 2000, and Leap issued 89,345 shares of common stock to Chase Telecommunications Holdings, with Chase Telecommunications Holdings surrendering warrants to purchase 18,222 shares of common stock in payment of the exercise price. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

      None.

Item 4.   Submission of Matters to a Vote of Security Holders.

      None.

Item 5.   Other Information.

      On October 23, 2001, Alejandro Burillo Azcárraga resigned from the Board of Directors of Leap to devote his full attention to his business interests in Mexico.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.24.1	Amendment No. 1 to System Equipment Purchase Agreement, effective as of December 26, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.24.2	Amendment No. 2 to System Equipment Purchase Agreement, effective as of September 17, 2001, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.25.2	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.

Exhibit
Number	Description of Exhibit

10.26.1	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000 (the “Credit Agreement”), among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. The Credit Agreement was filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the SEC on November 14, 2000.
10.27.3	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.
10.30.1(1)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.30.2(1)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.41(1)	Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.

(1)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.

      (b)  Reports on Form 8-K.

(1) Current Report on Form 8-K, dated July 25, 2001, filed with the SEC on July 26, 2001. Item 5 reported, relating to Leap having announced its earnings for the fiscal quarter ended June 30, 2001.

(2) Current Report on Form 8-K, dated September 19, 2001, filed with the SEC on September 20, 2001. Item 5 reported, relating to Leap having entered into amendments to its credit agreements with each of Lucent Technologies Inc., Ericsson Credit AB and Nortel Networks Inc. to, among other things, reduce the requirements for minimum gross revenues and reallocate permitted capital expenditures during fiscal years 2000 through 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 12, 2001	By: /s/ HARVEY P. WHITE Harvey P. White Chairman and Chief Executive Officer

Date: November 12, 2001	By: /s/ MANFORD LEONARD Manford Leonard Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.24.1		Amendment No. 1 to System Equipment Purchase Agreement, effective as of December 26, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.24.2		Amendment No. 2 to System Equipment Purchase Agreement, effective as of September 17, 2001, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.25.2		Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.
10.26.1		First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000 (the “Credit Agreement”), among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. The Credit Agreement was filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, as filed with the SEC on November 14, 2000.
10.27.3		Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.
10.30.1	(1)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.30.2	(1)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.41(1)		Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.

(1)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.