Form 10-K
period 2001-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2002-03-29
CIK 1065049

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 0-29752

LEAP WIRELESS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0811062 (I.R.S. Employer Identification No.)

10307 Pacific Center Court, San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)

(858) 882-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 27, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $299,458,317, based on the closing price of Leap’s Common Stock on the Nasdaq National Market on March 27, 2002, of $8.34 per share.

      As of March 27, 2002, 37,316,663 shares of the registrant’s Common Stock, $.0001 par value per share, were outstanding.

Documents Incorporated By Reference

      Information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and is incorporated by reference to, the Registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held May 15, 2002, which definitive Proxy Statement will be filed by the Registrant not later than 120 days after the close of the fiscal year ended December 31, 2001.

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
PART IV
Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT 10.16.3
EXHIBIT 10.17.3
EXHIBIT 10.17.4
EXHIBIT 10.18.2
EXHIBIT 10.18.3
EXHIBIT 10.18.4
EXHIBIT 10.18.5
EXHIBIT 10.19.4
EXHIBIT 10.19.5
EXHIBIT 10.32
EXHIBIT 10.34
EXHIBIT 21.1
EXHIBIT 23.1

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2001

i

PART I

Forward-Looking Statements; Cautionary Statement

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions contained in this report. It is based on current information, which Leap has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include but are not limited to: changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; a deterioration of our relationships with our equipment vendors and related lenders, including our failure to obtain amendments to our credit facilities that we may request from time to time; a failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; technological challenges in developing wireless information services and customer acceptance of such services if developed; our ability to integrate the businesses and technologies we acquire; rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses or impacting our rights and obligations to acquire the licenses on which we were the winning bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35); the impacts on the global and domestic economies and the financial markets of recent terrorist activities, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other Securities and Exchange Commission (SEC) filings filed subsequent to this report. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Item 1. Business

      The words “Leap,” “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers is based on 2001 population estimates provided by Easy Analytic Software Incorporated.

Overview

      Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand “Cricket®.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and is a mobile alternative to traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month’s service from a simple, straightforward bill. We offer Cricket service without a long-term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per minute of use compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less per minute of use than those of traditional wireless providers.

      As of March 1, 2002, we had launched Cricket service in 40 markets covering a total population of approximately 25.2 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs” and make up all the markets that we refer to as our “40 Market Plan.” As of December 31, 2001, we had approximately 1,119,000 million Cricket customers in our markets across the U.S. To date we have acquired wireless licenses covering approximately 53.4 million potential customers in 33 states. In addition, we were the winning bidder for wireless licenses covering approximately 23.8 million potential customers in an FCC auction that was completed in January 2001, referred to as Auction 35. NextWave Telecom, Inc., the original holder of these licenses, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses are ultimately granted to us, we will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. Over time, as capital resources permit, we plan to continue to grow our business prudently on a market by market basis as we obtain additional financial resources to support the further expansion of our business. However, we have agreed in our vendor credit agreements not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. We also intend to continue pursuing opportunities to maximize the value of our current wireless license portfolio. We currently plan to expand our wireless service offerings to include information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable.

      In Mexico, we were a founding shareholder and have made investments in and have loans to Pegaso Telecomunicaciones, S.A. de C.V. totaling $120.5 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At the end of December 2001, Pegaso had approximately 804,000 customers. We currently own 20.1% of the outstanding capital stock of Pegaso. For a discussion of Pegaso and its business, see further discussion below under “International Investments — Pegaso.”

Business Strategy

      Our business strategy is to bring innovative wireless communications products and services to markets with strong growth potential. Key elements of this strategy include:

•	Enhancing the Mass Market Appeal of Wireless Service. We are working to remove the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe that large segments of the population do not use wireless service because they view wireless service as an expensive luxury item, believe they cannot control the cost of service, or find existing service plans too confusing. Our service plans are designed to offer appealing value in simple formats that customers can understand and budget for.

•	Offering an Appealing Value Proposition. We strive to provide service offerings that combine high quality and advanced features with simplicity and attractive pricing to create a “high value/ reasonable price” proposition and broaden the market for wireless services. In the U.S., we offer the Cricket service plan at a flat rate, paid in advance each month that is a mobile alternative to traditional landline service.

•	Controlling and Minimizing Costs. To become one of the lowest-cost providers in the wireless industry, we are designing high-quality networks to minimize our capital costs and streamlining marketing, distribution and back-office procedures.

•	Leveraging CDMA Technology. We are deploying state-of-the-art CDMA networks that are designed to provide higher capacity at a lower capital cost which can be easily upgraded to support enhanced capacity. We believe this enables us to operate superior networks that support rapid customer growth and high usage. In addition, we believe our CDMA networks will provide a better platform to expand into other wireless information services based on advances in second and third generation digital technology in the future.

•	Expanding Our Cricket Service Through Acquisitions of Domestic Licenses and Buildout of Additional Networks. Over time, as capital resources permit, we intend to expand the Cricket service to selected metropolitan areas in the U.S. through the acquisition of additional wireless licenses and the buildout of networks for our wireless licenses. However, we have agreed in our vendor credit agreements not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan.

•	Expanding Our Service Offerings to Include Wireless Information Services. As capital resources permit, we plan to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population and further transform the nature of wireless communications for our customers. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers.

•	Investing Selectively in Foreign Ventures. While we expect our emphasis for the next few years to be on our U.S.-based operations, if presented with attractive opportunities, and as capital resources permit, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

U.S. Business

Cricket

      General. In the U.S., our business strategy is different from existing models used by typical cellular or PCS wireless providers. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum, as well as fees for roaming, that may result in monthly service charges that are higher than expected. Approximately 55% of the U.S. population currently does not subscribe to wireless service, and we believe that many of these potential customers perceive wireless service as too expensive and complicated. The Cricket service is based on our vision that the mass market wants wireless service to be predictable, affordable and as simple to understand and use as traditional landline telephone service, but with the benefits of mobility.

      We have designed the Cricket service to appeal to consumers who make the majority of their calls from within the local areas in which they live, work and play. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for an affordable, flat monthly rate that is a mobile alternative to landline service. Cricket customers pay for each month’s service in advance from a simple, straightforward bill. We offer Cricket service without a long-term contract and because Cricket service is paid in advance, we currently require no credit check. In addition to local calling, directory assistance calls and long distance minutes can be purchased in advance and direct dialed without the use of a special code or card.

      We expect Cricket’s simple pricing to attract customers who have been apprehensive about the more complicated and unpredictable pricing plans offered by traditional wireless providers. The simplicity of the Cricket service also allows us to reduce costs by eliminating costly features of wireless services, such as expansive geographic coverage and roaming, that our target customers are likely to use infrequently. We are therefore able to offer our customers a high quality mobile service at an affordable price.

      Strategy. We believe that the Cricket service offering has begun to help transform wireless phone service from a luxury product into a mass consumer product. The Cricket strategy is to provide digital wireless service to the mass market with a simple, easy to understand approach. As a part of the Cricket strategy, we intend to:

•	attract new customers more quickly than traditional wireless providers that offer complex pricing plans with peak/off-peak rates, roaming charges and expensive “extra” minutes;

•	maintain lower customer acquisition costs by offering one simple service plan with a limited choice of handsets, and by distributing our product through company stores and multiple third-party retail stores where the mass market shops;

•	sustain lower operating costs per customer compared to traditional wireless providers through reduced network operation costs, streamlined billing procedures, lower customer care expenses, lower credit investigation costs and reduced bad debt; and

•	deploy our capital more efficiently by building our networks to cover only the urban and suburban areas of our markets where most of our potential customers live, work and play, while avoiding rural areas and corridors between distant markets.

      Market Opportunity. Wireless penetration was approximately 45% in the U.S. at the end of December 2001. Traditional wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Their customers are typically offered multiple service plans with prices based on the customer’s minutes of use during the billing period. Leap believes that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost, complexity and unpredictability of traditional wireless pricing plans.

      Sales and Distribution. We differentiate the Cricket service concept and expect to continue to increase our market share through promoting a simplified buying process and focusing marketing efforts on potential customers in the communities covered by our local wireless networks. The Cricket approach is to rapidly penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer’s purchase decision simple, thus minimizing the need for sales agent commissions and associated residuals.

      The Cricket service and wireless handsets are sold through three main channels:

•	Cricket retail stores in high-traffic locations and Cricket kiosks located in major shopping malls;

•	the local stores of national retail chains; and

•	independent third-party dealers who are well positioned through their principal lines of business to reach our target potential customers, such as furniture and appliance retailers and rental companies, convenience stores and other local service businesses.

      The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service on the retail package for our wireless handsets and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We simplify the customer’s decision process by limiting the number of Cricket handset models available. We believe the sales costs for the Cricket service are lower than traditional wireless providers because of this streamlined sales approach.

      We currently offer handsets in a limited number of price points, priced with the first month’s Cricket service included. We expect to continue to charge customers a partially subsidized price for handsets to ensure that they have made an investment in the equipment related to our wireless service and provide a moderate economic incentive to maintain the Cricket service rather than switching to the services of a competitor. We do not require customers to sign a long-term contract, unlike traditional wireless providers that require long-term commitments.

      We combine mass marketing strategies and tactics to build awareness of the Cricket service concept and brand name within the communities we service. Because the Cricket service is offered in distinct “island” markets, we advertise in local publications, on local radio stations and in local spot television commercials. In addition to local advertising efforts, we maintain an informational Web site for the Cricket service. Although we currently do not sell our products or services directly over the Internet, some third-party Internet retailers do sell the Cricket service over the Internet.

      Network and Operations. The Cricket service is based on providing customers with levels of usage equivalent to landline and at prices substantially lower than most of our wireless competitors for similar usage. We believe our success depends on designing and operating our networks to provide high, concentrated capacity with good in-building coverage rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. Our current and planned Cricket networks are in local population centers of self-contained communities where we believe roaming is not an important component of service for our target customers. Unlike traditional wireless providers who build comprehensive networks to permit full-roaming by their customers, we believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers.

      We also seek to maintain lower operating costs through simplified billing. Our simple, straight-forward bills show the monthly flat rate without any per-call itemization. This simple format is expected to result in fewer billing inquiries to our customer service center. Fewer calls to our customer service center should, in turn, result in reduced customer service expenses compared to more traditional wireless providers. In addition, because Cricket customers pay in advance for each month’s service, we minimize our costs of credit checks, bad debt expenses and customer fraud. We also maintain low operating costs by outsourcing our customer service center to third-party call centers. By centralizing customer service in a few locations, we are able to streamline our customer care operations and gain economies of scale while maximizing customer service availability.

      The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or region surrounding the market. Because our business model is scalable, we can launch our networks on a market-by-market basis.

      Cricket Communications, Inc. has entered into infrastructure equipment purchase agreements with Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Wireless Communications, Inc. to lead the overall buildout of our Cricket networks for the 40 Market Plan. Under the terms of the agreements, Cricket Communications has contracted most site acquisition activities and other services associated with site development to third parties, including but not limited to these vendors. To the extent the vendors have been contracted to perform such services, they have subcontracted many of these services to a number of different suppliers. In connection with our purchase of equipment and services from Lucent, Nortel and Ericsson, these vendors have agreed to provide financing for the equipment and services they provide and for certain other related expenses. At December 31, 2001, Cricket Communications had $1,112.0 million outstanding under the vendor credit agreements, and $158.3 million in other long-term liabilities that are expected to be financed under the vendor credit agreements. Borrowings under the vendor credit agreements at December 31, 2001 had a weighted-average interest rate of 7.3% per annum. These agreements are described elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Other Financing Arrangements.” See also, “Risk Factors — High Levels of Debt Could Adversely Affect Our Business and Financial Condition” and “— Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities” described below.

      Wireless Licenses. The following table shows the wireless licenses that we own which cover approximately 53.3 million potential customers:

Market	Population(1)		MHz

Anchorage, AK	461,478		30
Birmingham, AL	1,328,593		15
Florence, AL(3)	192,297		15
Tuscaloosa, AL	255,315		15
Blytheville, AR(3)	71,601		30
Fayetteville, AR(2)	332,638		30
Fort Smith, AR(2)	330,029		30
Hot Springs, AR(2)	140,502		15
Jonesboro, AR(2)	182,637		10
Little Rock, AR(2)	971,470		20
Pine Buff, AR(2)	154,091		20
Russellville, AR	99,561		15
Nogales, AZ	39,108		20
Phoenix, AZ(2)	3,539,920		10
Tucson, AZ(2)	857,246		15
Merced, CA(2)	230,409		15
Modesto, CA(2)	507,675		15
Redding, CA(3)	278,572		15
Visalia, CA(2)	503,948		15
Denver/ Boulder, CO(2)	2,759,099		10
Ft. Collins, CO(2)	256,324		10
Greeley, CO(2)	184,429		10
Pueblo, CO(2)(3)	316,376		30
Lakeland, FL(3)	489,650		10
Albany, GA	357,815		15
Columbus, GA(2)	366,390		30
Macon, GA(2)	668,632		30
Boise, ID(2)	596,255		30
Idaho Falls, ID(4)	225,322		15
Lewiston, ID(3)	124,661		30
Twin Falls, ID(4)	164,293		15
Peoria, IL	461,865		15
Evansville, IN	524,945		10
Ft. Wayne, IN	720,322		10
Coffeyville, KS	61,365		15
Wichita, KS(2)	660,794		30
Middlesboro, KY(3)	118,250		15
Owensboro, KY	165,216		10
Adrian, MI	99,413		25
Battle Creek, MI(2)	241,424		25
Escanaba, MI(3)	47,541		10
Flint, MI(2)	508,496		10
Grand Rapids, MI	1,090,913		25
Houghton, MI	47,227		10
Iron Mountain, MI	45,768		10
Ironwood, MI	31,989		20
Jackson, MI(2)	205,759		25
Kalamazoo, MI(2)	379,353		10
Lansing, MI	510,831		10
Marquette, MI	74,328		10
Mount Pleasant, MI	138,096		10
Muskegon, MI	226,631		25
Saginaw-Bay City, MI	640,657		10
Sault Ste, Marie, MI	58,007		20
Traverse City, MI	250,103		10
Bemidji, MN(3)	67,132		10
Brainerd, MN(3)	98,930		10
Duluth, MN	414,915		10
Jackson, MS	682,055		10
Vicksburg, MS	61,651		10
Bozeman, MT(3)	84,818		30
Charlotte/ Salisbury, NC(2)	2,107,435		10
Greensboro/ Winston-Salem, NC(2)	1,469,394		10
Hickory, NC(2)	345,317		10
Fargo, ND	317,873		15
Grand Forks, ND	202,542		15
Lincoln, NE(2)	349,510		15
Omaha, NE(2)	998,073		10
Albuquerque, NM(2)	842,451		15
Gallup, NM	145,922		15
Roswell, NM	81,586		15
Santa Fe, NM(2)	222,016		15
Reno, NV(2)	601,268		10
Buffalo, NY(2)	1,212,839		10
Syracuse, NY(2)	780,393		15
Utica, NY	298,911		10
Dayton/ Springfield, OH(2)	1,221,056		10
Sandusky, OH(2)	139,491		15
Toledo, OH(2)	789,824		15
Tulsa, OK(2)	958,093		15
Eugene, OR(2)	325,831		10
Salem/ Corvallis, OR(2)(3)	534,999		30
Pittsburgh/ Butler/ Uniontown/ Washington/ Latrobe, PA(2)	2,469,722		10
Chattanooga, TN(2)	572,258		15
Clarksville, TN(2)	268,476		15
Cookeville, TN(3)	139,561		15
Dyersburg, TN(3)	120,794		15
Jackson, TN(3)	289,279		15
Kingsport/ Johnson/ Bristol, TN(3)	711,686		15
Knoxville, TN(2)	1,130,516		15
Memphis, TN(2)	1,565,645		15
Nashville/ Murfreesboro, TN(2)	1,785,651		15
Provo, UT(2)	384,722		15
Salt Lake City/ Ogden, UT(2)	1,652,234		15
Kennewick/ Pasco/ Richland, WA	194,952		15
Spokane, WA(2)	751,212		15
Yakima, WA	258,928		15
Appleton-Oshkosh, WI	456,172		10
Eau Claire, WI	196,580		10
La Crosse, WI-Winona, MN	322,112		10
Marinette, WI-Menominee, MI	68,935		10
Stevens Point-Marshfield-Wisconsin Rapids, WI	215,593		20
Casper, WY(3)	146,928		30

Total	53,351,910	(5)

(1)	2001 market population estimates provided by Easy Analytic Software Incorporated.
(2)	Designates wireless licenses or portions of wireless licenses in markets launched under our 40 Market Plan.
(3)	Designates wireless licenses covering a total of approximately 3.8 million potential customers that we have contracted to exchange and sell in several transactions for certain operating assets, cash and wireless licenses which cover a total of approximately 2.3 million potential customers in the following markets: Rochester, NY; Plattsburgh, NY; Watertown, NY; Marion, OH; Steubenville, OH; Johnstown, PA, Lufkin, TX; and Eagle Pass, TX. In these transactions, we have contracted to exchange only 15 MHz of our wireless licenses in the markets of Blytheville, AR, Lewiston, ID and Casper, WY, and only 10 MHz of our wireless licenses in the markets of Pueblo, CO and Salem, OR.
(4)	Designates wireless licenses, covering a total of approximately 0.4 million potential customers, for which we have agreed to contribute a 15 MHz portion of each wireless license to a third party in exchange for an equity ownership interest in such third party.
(5)	Upon the completion of the transactions described in the above footnotes (3) and (4), we will own wireless licenses covering approximately 53.0 million potential customers.

     The following table shows the wireless licenses for approximately 23.8 million potential customers for which Leap was the winning bidder in the FCC’s re-auction of C-Block and F-Block PCS spectrum that was completed in January 2001. These license grants are subject to the resolution of litigation between the FCC and NextWave Telecom, Inc. currently under appeal before the U.S. Supreme Court.

Market	Population(1)	MHz

New London, CT	369,197	10
Jacksonville, FL	1,377,296	10
Melbourne, FL	482,322	10
Columbus, IN	156,509	10
Indianapolis, IN	1,569,550	10
Lexington, KY	935,826	10
Louisville, KY	1,496,153	10
Worcester, MA	754,348	10
Asheville, NC	615,193	10
Las Cruces, NM	254,011	10
Albany, NY	1,049,390	10
Poughkeepsie, NY	460,125	10
Columbus, OH	1,709,011	10
Scranton, PA	672,047	10
Providence, RI	1,588,140	10
Austin, TX	1,355,744	10
Brownsville, TX	361,365	10
Bryan, TX	187,229	10
El Paso, TX	757,233	10
Houston, TX	5,117,983	10
McAllen, TX	638,066	10
San Antonio, TX	1,880,744	10

Total	23,787,482

(1)	2001 market population estimates provided by Easy Analytic Software Incorporated.

     Leap’s Rights and Interests. Our wholly-owned subsidiary, Cricket Communications Holdings, Inc., owns Cricket Communications, which is the operating company that is implementing the Cricket strategy.

      Capital Requirements and Projected Investments. We will require substantial capital to develop and operate wireless networks in markets beyond our existing 40 Market Plan. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. For a more detailed description of our capital requirements and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Regulatory Environment. For a description of the extensive regulation governing our domestic business, see “— Government Regulation,” “Risk Factors — The FCC’s Decision That We Are Qualified To Hold C-Block and F-Block Licenses Is Subject To Review and Appeal,” “Risk Factors — We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions,” and “Risk Factors — Adverse Regulatory Changes Could Impair Our Ability To Maintain Existing Licenses and Obtain New Licenses.”

Wireless Information Services

      We plan to continue to develop methods to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. The first of our wireless information services, marketed under the brand Slice™, is an information service designed to provide wireless information and advertising to customers’ mobile phones. During 2001, this service was launched in Chattanooga and Nashville, Tennessee, Albuquerque, New Mexico and Phoenix, Arizona. We will continue to evaluate consumer response to the Slice service and the results of these market launches. We intend to make refinements to the Slice service from time to time to improve the quality and appeal of the service offering to consumers. As capital resources permit, we plan to expand the Slice service into additional markets after we complete the development and refinement of the Slice service. We have several other potential new services in development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

International Investments

Pegaso

      General. We were a founding shareholder and currently own a non-controlling interest in Pegaso, a joint venture formed to construct and operate the first 100% digital wireless communications network in Mexico. In October 1998, a wholly-owned subsidiary of Pegaso acquired nine regional PCS licenses and a public telecommunications network license constituting nationwide coverage of Mexico’s population of approximately 99 million people, generally in the 1900 MHz band, for approximately $234 million (based on exchange rates in effect on the dates the license payments were made).

      Pegaso launched commercial service in Tijuana in February 1999 and through December 31, 2001, had extended its coverage area with launches in Guadalajara, Monterrey, Mexico City, Ensenada, Nuevo Laredo, Reynosa, Toluca, Chapala, Mexicali, Saltillo and Cuernavaca. As of December 31, 2001, Pegaso had approximately 804,000 customers.

      Pegaso offers roaming across the U.S.-Mexico border pursuant to an agreement with Sprint PCS. The agreement permits Pegaso’s post-paid customers to use Sprint PCS’s nationwide wireless network in the U.S. and allows Sprint PCS customers to roam on Pegaso’s network in Mexico. Pegaso believes this feature is attractive to the highly mobile customers in Mexico’s border cities.

      Strategic and Financial Partners. In addition to Leap, Mr. Alejandro Burillo Azcárraga (and parties and trusts related to him), Sprint Mexico Inc. and affiliates of Citicorp, the Latin America Infrastructure Fund and Nissho Iwai have invested in Pegaso. Qualcomm has provided significant equipment and working capital financing to Pegaso. As part of the consideration for the working capital financing, Qualcomm has received, and has further rights to receive, warrants to purchase shares of Pegaso.

      Capital Requirements and Projected Investments. Pegaso has raised or obtained commitments for substantial amounts of capital. To date, the members of the joint venture have contributed approximately $546 million of equity. In addition, Qualcomm and other equipment vendors have agreed to provide approximately $955.0 million of secured equipment financing to the venture, approximately $616.3 million of which was outstanding or to be drawn at December 31, 2001. In May 1999, a Pegaso subsidiary also entered into a working capital facility with several banks with credit support from Qualcomm. We guaranteed 33% of Pegaso’s obligations under the initial commitment from the lenders of $100 million. Qualcomm has loaned Pegaso additional sums under the working capital facility, and at December 31, 2001 the outstanding balance under the facility was approximately $464.9 million. Although the maximum amount of the loans under the facility has increased, our guarantee to Qualcomm of up to $33.0 million was not increased. Pegaso has incurred recurring operating losses and has a net deficiency in its stockholders’ equity. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by the credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $160.0 million.

      To complete the buildout, launch and operation of its planned networks, however, Pegaso will need to obtain substantial additional capital. As a result, Pegaso is seeking a purchaser of the company or additional debt and equity financing, including additional vendor financing. Leap may contribute capital to Pegaso in the future. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be diluted due to the exercise of outstanding warrants and/or additional capital contributions of other investors.

      Leap’s Rights and Interests. We currently own 20.1% of the outstanding capital stock of Pegaso and have made investments in and loans to Pegaso totaling $120.5 million. We also have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. As noted above, Pegaso has been seeking additional debt and equity financing. In January 2002, Qualcomm and certain shareholders of Pegaso other than us made additional loan commitments to Pegaso of up to $160.0 million. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, Leap’s ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

      In December 1999, in connection with our guarantee to Qualcomm of a portion of Pegaso’s obligations under its working capital facility, Leap received an option to subscribe for and purchase limited voting series “N” treasury shares of Pegaso. The number of shares that may be purchased by Leap under the option will be calculated as a proportion of the number of options granted to the lenders to provide a total internal rate of return of 20% to the lenders on the average outstanding balance of the bridge loan, subject to a maximum of 418,518 shares of series “N” treasury shares issuable to Leap. The options have an exercise price of $0.01 per share and expire 10 years from the date of issuance. The options are exercisable at any time after the date on which all amounts under the loan agreement are paid in full. The options are held under a trust agreement pursuant to which the trustee can exercise the options for the benefit of Qualcomm in the event that we fail to pay any obligation that becomes due under the guarantee. In connection with the recent loan commitments from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee.

      Pegaso and Telefonica have recently announced a non-binding agreement pursuant to which we would sell our interest in Pegaso to Telefonica. If a definitive agreement is reached on the terms outlined in the non-binding agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee.

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

Smartcom

      On June 2, 2000, we completed the sale of our Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Smartcom owns and operates a nationwide wireless system in Chile. Under the terms of our agreement with Endesa, a portion of the purchase price was payable in a promissory note in the original principal amount of $35.0 million. This promissory note matured on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. This promissory note is subject to a one year right of set-off to secure the indemnification obligations under the purchase agreement between the parties. Endesa has asserted claims of up to $48.7 million against Leap and its wholly-owned Chilean subsidiary for breach of representations and warranties under the purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and we expect it to remain unpaid until the issues related to the claims are resolved. We believe that Endesa’s claims are without merit, and we are contesting Endesa’s claims.

Competition

      The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to offer a mobile alternative to landline service. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

      In the U.S., we compete directly with other wireless providers and are a mobile alternative to traditional landline service in each of our markets. Many of the carriers with whom we compete have greater resources than we do and entered the market before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC has announced plans to auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. either have implemented or could attempt to implement plans substantially similar to our domestic strategy of providing unlimited local service at a low, flat monthly rate. The landline services with which we compete are already used by many of our potential customers, and we may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

      Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Telefonica, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases. Our competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

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

      The FCC’s spectrum allocation for PCS includes two licenses, the 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as “Entrepreneur’s Blocks.” The FCC requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or reauctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC’s initial auctions of C-Block and F-Block licenses. The FCC’s rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order.

      Under the FCC’s current rules specifying spectrum aggregation limits affecting broadband PCS and cellular licensees, no entity may hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 55 MHz of PCS, cellular and certain specialized mobile radio services where there is significant overlap. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the cellular and/or specialized mobile radio service area(s). The FCC recently ordered that it will phase out this spectrum “cap” entirely effective January 1, 2003, and review spectrum transactions after that date on a case-by-case basis. The FCC also eliminated its cellular cross-interest rule in metropolitan cellular markets.

      These rule modifications may make it easier for large wireless carriers to consolidate spectrum assets and to acquire smaller wireless carriers, and could adversely affect our entry into new wireless markets.

      All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

•	provided substantial service during its past license term; and

•	has substantially complied with applicable FCC rules and policies and the Communications Act.

      All PCS licensees must satisfy buildout deadlines and geographic coverage requirements within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have initial buildout deadlines in 2002. We are currently carrying out plans to satisfy the minimum buildout requirements for all material wireless licenses and expect to complete the requirements prior to their respective deadlines. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

      PCS services are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point to point microwave facilities to connect the transmitter, receiver, and signaling equipment for each PCS or cellular cell, the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes PCS. The FCC generally does not regulate commercial mobile radio service or private mobile radio service rates.

      Recent Modifications of C-Block and F-Block Eligibility Rules and Auction 35. For a description of recent modifications of C-Block and F-Block eligibility rules and Auction 35, see “Risk Factors” — We Must Remain Qualified to Hold C-Block and F-Block Licenses,” and “— It May Be More Difficult For Us to Acquire C-Block and F-Block Licenses in the Future.”

      Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or cellular system. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to the FCC’s spectrum aggregation limits.

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

      Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

      Other Recent Industry Developments. The FCC has a number of other complex requirements and proceedings that affect the operation of our business. For example, FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number, and a requirement that emergency 911 services be made available to users with speech or hearing disabilities. We also are subject or potentially subject to interconnection, reciprocal compensation and universal service obligations; number portability obligations; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

      Privacy. In anticipation of our planned wireless information services, we have developed and intend to comply with a policy designed to protect the privacy of our customers and their personal information.

Financial Information Concerning Segments and Geographical Information

      Financial information concerning Leap’s operating segment and the geographic area in which it operates is set forth in Note 13 to the Consolidated Financial Statements set forth in Item 8 of this report.

Employees

      On March 15, 2002, Leap employed approximately 1,750 full time employees, including the approximately 1,400 employees of its subsidiary, Cricket Communications.

RISK FACTORS

Our Business Strategy Is Subject to Execution and Competitive Risks

      Our business strategy in the U.S. is to offer consumers a service plan, marketed under the brand Cricket, that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy is a new approach to marketing wireless services and, while it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. If our business strategy proves to be successful, additional wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Similarly, we currently have several new services that either have recently been introduced to selected markets or are in development, including a service designed to provide wireless information and advertising to consumers’ mobile phones. These new and planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Have a History of Losses and Anticipate Future Losses

      Leap experienced net losses of $483.3 million ($626.9 million excluding gains on sale of wireless licenses) in the year ended December 31, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. Losses are likely to be significant for the next several years as we complete the buildout and growth of service in our current markets, increase our vendor indebtedness prior to the commencement of principal amortization, launch any new markets we decide to build out as capital resources permit and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on our ability to repay our debt, comply with debt covenants and carry on our business.

Leap May Fail to Raise Required Capital

      We will require substantial capital to develop and operate wireless networks in markets beyond our existing 40 Market Plan. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. Assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap. We also require additional capital to invest in any new wireless opportunities, including capital for license acquisition costs, network buildout of newly acquired licenses and the planned development and rollout of our wireless information services. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, that failure would likely have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in licenses, or in one or more of our subsidiaries or other ventures earlier than planned or at a “distressed sale” price. In March 2002, Cricket Communications amended its vendor credit agreements with Ericsson, Lucent and Nortel. In connection with the March 2002 amendments, we agreed to contribute cash to Cricket Communications. We are also restricted under the vendor financing facilities from making cash dividend payments from Cricket Communications to Leap. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications continues to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or refinance or amend Cricket Communications’ vendor indebtedness. For a more detailed description of our capital requirements and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

      We have obtained and expect to continue to obtain much of our required capital through debt financing. At December 31, 2001, we had long-term debt totaling $1,702.9 million, including a current portion totaling $26.0 million. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

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

Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities

      The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in our vendor facilities, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as the acquisition of wireless licenses. In addition, if we fail to meet the covenants contained in our vendor facilities, repayment of our outstanding debt may be accelerated. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

•	incur additional indebtedness;

•	create liens;

•	make certain payments, including payments of dividends and distributions in respect of capital stock;

•	consolidate, merge and sell assets;

•	engage in certain transactions with affiliates; and

•	fundamentally change our business.

      In addition, such senior debt requires us to maintain certain ratios, including:

•	leverage ratios;

•	interest coverage ratios; and

•	fixed charges ratios;

and to satisfy certain tests, including tests relating to:

•	maximum annual capital expenditures;

•	minimum covered population;

•	minimum number of subscribers to our services;

•	minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, on a quarterly basis from the second quarter of 2002 through the first quarter of 2003; and

•	minimum quarterly revenues and commencing in 2004, minimum annual revenues.

      We expect to make capital expenditures during 2002 and 2003 at or near the maximum annual amount permitted by our vendor loan facilities. Under our vendor credit agreements we have agreed not to buildout or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. Also, our ability to expand beyond the buildout of the networks included in our 40 Market Plan after that time will be significantly restricted if we are not able to obtain additional amendments to the maximum annual capital expenditure covenant contained in our vendor loan facilities. If our growth is so restricted, management of Leap believes that it will not adversely affect our ability to successfully operate the markets already launched.

      We may not satisfy the financial ratios, tests and other covenants under our vendor loan facilities due to events that are beyond our control. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled or the repayment thereof may be accelerated.

      Because Leap’s new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap received waivers of its failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall in the quarter ended March 31, 2001, and we were in compliance with the revenue covenant for all four quarters in 2001.

      From time to time we have entered into amendments to our vendor credit agreements with the lenders to modify the covenants and terms of such agreements. In the future, we may again have to seek amendments to financial covenants or refinance our vendor facilities. We cannot guarantee that we will be able to obtain any of these amendments or to refinance these facilities. In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

      There can be no assurance that adverse results in our business will not result in a failure to meet our financial or operating covenants in the future. Certain defaults would result in the requirement to immediately repay all borrowings under the vendor facilities, which would have a material adverse effect on our business, financial condition and results of operations.

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

If We Experience a High Rate of Customer Turnover, Our Costs Could Increase

      Many providers in the U.S. personal communications services, or PCS, industry have experienced a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs in order to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Face Significant Competition

      The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention.

      In the U.S., we compete directly with other wireless providers and as a mobile alternative to traditional landline service in each of our markets, many of which have greater resources than we do and entered the markets before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC has announced that it plans to auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. either have implemented or could attempt to implement plans substantially similar to our domestic strategy of providing unlimited local service at a low, flat monthly rate. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

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

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On March 27, 2002, 37,316,663 shares of our common stock were outstanding, and 18,944,872 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of March 27, 2002:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which are exercisable in whole or in part through September 2008;

•	9,317,201 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans (excluding the shares reserved for issuance under Leap’s option exchange program);

•	716,518 shares reserved for issuance upon the exercise of options to be granted to employees in June 2002 under Leap’s option exchange program;

•	2,611,300 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm in September 1998;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

      In connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York that closed in June 2001, the seller has asserted that based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment under the purchase agreement for such licenses of approximately $39.8 million. The arbitration concerning this claim is pending at this time. Under the terms of the purchase agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we are vigorously defending against the claim of the seller.

      In December 2000, we entered into a common stock purchase agreement with Acqua Wellington under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 million and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. However, we cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. As of March 27, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.34 per share. As a result, we currently cannot require Acqua Wellington to purchase shares of our common stock, and we will not be able to raise additional capital under the common stock purchase agreement unless and until the market price of our common stock rises above $15 per share. Under the purchase agreement, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock that we require it to purchase during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

      An increase in the outstanding number of shares of our common stock could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

The Loss of Key Personnel Could Harm Our Business

      We believe our success depends on the contributions of a number of our key personnel. These key personnel include but are not limited to Harvey P. White, Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Susan G. Swenson, President and Chief Operating Officer. If we lose the services of key personnel, that loss could materially harm our business. We do not maintain “key person” life insurance on any employee.

Our Stock Price is Volatile

      The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past calendar year and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Leap common stock include but are not limited to:

•	liquidity, high levels of debt and perceived risks related to compliance with debt covenants;

•	future announcements concerning Leap or its competitors;

•	changes in the prospects of our business partners or equipment suppliers;

•	delays in the construction of planned Cricket networks and in general implementation of our business plan;

•	failure to achieve planned levels of subscriber growth and other operating targets;

•	deficiencies in our networks;

•	results of technological innovations;

•	government regulation, including the FCC’s review of our acquisition of wireless licenses;

•	changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

•	the impact of an economic slowdown on existing and future customers;

•	perception of risks associated with our investment in Pegaso, including future funding obligations and our ability to receive funding from a sale of Pegaso;

•	perception that wireless handsets pose health or safety risks;

•	demand for and price of wireless licenses; and

•	other items described under “Risk Factors.”

      Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues, earnings, subscriber growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We May Experience Difficulties in Constructing and Operating Our Telecommunications Networks

      Although we have launched service in all markets in our initial 40 Market Plan, we will need to expand existing networks. When capital resources permit, we also plan to construct new telecommunications networks. We will depend heavily on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Some of our planned Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well.

      We may not complete construction projects within budget or on a timely basis. A failure to satisfactorily complete construction projects could jeopardize wireless licenses and customer contracts. As a result, a failure of this type could have a material adverse effect on our business and financial condition.

      Even if we complete construction in a timely and cost effective manner, we will also face challenges in managing and operating our telecommunications systems. These challenges include operating and maintaining the telecommunications operating equipment and managing the sales, advertising, customer support, billing and collection functions of the business. Our failure in any of these areas could undermine customer satisfaction, increase customer turnover, reduce revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we acquired and/or launched all of our existing Cricket markets beginning in March 1999. Although we have over a year of successful operating history in more than 10 markets, we are still at an early stage of development and we continue to face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

We Have Encountered Reliability Problems During the Initial Deployment of Our Networks

      As is typical with newly constructed and rapidly expanding wireless networks, we have experienced reliability problems with respect to network infrastructure equipment, reliability of third-party suppliers and capacity limitations of our networks. If our networks ultimately fail to perform as expected, that failure could have a material adverse effect on our business and financial condition.

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

      Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,150 minutes per month though some markets are experiencing substantially higher call volumes. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to expand network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

If Wireless Handsets Pose Health and Safety Risks, We May Be Subject to New Regulations, and Demand for Our Services May Decrease

      Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to market and sell our wireless service.

We Must Remain Qualified to Hold C-Block and F-Block Licenses

      Our business plan depends on our acquisition and operation of C-Block and F-Block licenses in the U.S. We may acquire and operate C-Block and F-Block licenses only if we qualify as a “entrepreneur” under FCC rules or the first buildout deadline on such licenses has been met.

      In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses. The order approved our acquisition of the 36 C-Block licenses for which we were the winning bidder in the FCC’s 1999 spectrum re-auction, and the transfer of three F-Block licenses which cover portions of North Carolina from AirGate Wireless, L.L.C. to one of our subsidiaries, in each case subject to the fulfillment of certain conditions. In October 1999, the FCC issued to us the 36 re-auctioned licenses. In addition, in March 2000, the FCC approved the transfer to us of 11 C-Block licenses from Chase Telecommunications and one F-Block license from PCS Devco. In July 2000, the FCC affirmed its July 1999 order. Subsequently, the FCC has approved the transfer to us of various other C-Block and F-Block licenses.

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

      Further judicial review of the FCC’s orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC’s decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, recent FCC rules changes have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. In a recent proceeding, the FCC decided to phase out the “cap” on the amount of spectrum that any particular carrier may acquire in a wireless market.

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

      The FCC held a reauction of 422 C-Block and F-Block licenses that closed in January 2001, known as Auction 35. In connection with Auction 35, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. One 15 MHz C-Block license and a number of F-Block licenses slated for reauction also were sold at open bidding.

      In Auction 35, the FCC made additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC’s C-Block and F-Block rules, Auction 35, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In Auction 35, we were named the winning bidder on 22 licenses covering 23.8 million potential customers.

      NextWave Telecom, Inc., the former holder of the 22 wireless licenses for which we were the winning bidder in Auction 35, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to us, we will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us.

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

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have initial buildout deadlines in 2002. We are currently carrying out plans to satisfy the minimum buildout requirements for all material wireless licenses and expect to complete the requirements prior to their respective deadlines. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

Failure to Comply with Regulations or Adverse Regulatory Changes Could Impair Our Ability to Maintain Existing Licenses and Obtain New Licenses

      We must maintain our existing telecommunications licenses and those we acquire in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with regulations or the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, we could lose a license, or be subject to fines, if we fail to construct or operate a wireless network as required by the license, or if we fail to comply with FCC regulations or compliance deadlines. One such deadline is the requirement that we deploy the capability to identify the precise location of wireless 911 calls by October 1, 2001. Like virtually every other major carrier in the PCS industry, we have sought a waiver from the FCC of this requirement and the FCC has generally given us permission to delay compliance while our application is being considered. The loss of a license or the imposition of significant fines or penalties could have a material adverse effect on our business and financial condition.

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

Risks Associated with Pegaso Could Adversely Affect Our Business

      Pegaso has incurred recurring operating losses and has a net deficiency in its stockholders’ equity. Pegaso has significant financing under two equipment loans and a working capital facility from Qualcomm. We have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by the credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under the vendor loans. At December 31, 2001, the outstanding balance under the working capital loans to Qualcomm was approximately $464.9 million, and approximately $616.3 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $160.0 million. Any solution to the long term financing of Pegaso will require additional capital investment into Pegaso in the near term, and if such additional capital can be raised and if we do not participate in such investment, our ownership interest in Pegaso will be diluted. Pegaso has hired Greenhill & Co to assist it in the development and implementation of restructuring alternatives and/or a sale of Pegaso. Pegaso and Telefonica have recently announced a nonbinding agreement pursuant to which we would sell our interest in Pegaso to Telefonica. Notwithstanding this announcement, there can be no assurance that additional capital can be raised, or that a restructuring or sale can be completed. In connection with January 2002 loan commitments to Pegaso from Qualcomm and certain shareholders other than us, Qualcomm agreed that in the event that Pegaso is sold and the sales proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. If a definitive agreement is reached on the terms outlined in the nonbinding agreement announced by Pegaso and Telefonica, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. We currently own 20.1% of the outstanding capital stock of Pegaso. As consideration for the January 2002 loan commitments to Pegaso, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

      Pegaso in Mexico largely depends on the Mexican economy. The Mexican market is subject to many risks, including but not limited to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product.

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

      Pegaso requires substantial additional capital to continue its operations and planned growth. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be further diluted due to additional capital contributions of other investors.

      If presented with attractive opportunities, and as capital resources permit, Leap may invest in additional international markets in the future. Any such international investment would create risks associated with the applicable foreign country’s economic condition, including but not limited to currency exchange rates, inflation, employment levels and gross domestic product.

Our Results of Operations May be Harmed by Foreign Currency Fluctuations

      We are exposed to risk from fluctuations in foreign currency rates, which could impact our results of operations and financial condition. Although we report our financial statements in U.S. dollars, Pegaso reports its results in Mexican pesos. Consequently, fluctuations in currency exchange rates between the U.S. dollar and the Mexican peso may affect our results of operations and will affect the value of our ownership interest in Pegaso. We do not currently hedge against foreign currency exchange rate risks.

      Pegaso generates revenues that are paid in Mexican pesos. However, many of Pegaso’s major contracts, including financing agreements and contracts with equipment suppliers, are denominated in U.S. dollars. As a result, a significant change in the value of the U.S. dollar against the Mexican peso could significantly increase Pegaso’s expenses and could have a material adverse effect on Pegaso’s business, financial condition and results of operations. For example, Pegaso has and may again in the future be unable to satisfy its obligations under equipment supply agreements denominated in U.S. dollars in the event of currency devaluations. In some developing countries, including Mexico, significant currency devaluations relative to the U.S. dollar have occurred and may occur again in the future. In such circumstances, Leap and Pegaso may experience economic loss with respect to the collectability of payments from their business partners and customers and the recoverability of their investments and loans.

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

Terrorist Activity in the United States and the Military Action to Counter Terrorism Could Adversely Impact our Business.

      The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions in the U.S. These effects may, in turn, result in reduced demand for our products and services, which would have a material adverse effect on our business, financial condition and results of operations. These circumstances may also materially adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our networks. The events and use of the term “war” could also affect the availability of insurance for various adverse circumstances. At this time, however, we are not able to predict the nature, extent or duration of these effects on overall economic conditions or on our business and operating results.

We Do Not Intend to Pay Dividends in the Foreseeable Future

      We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of the indenture governing the notes issued in our February 2000 units offering restrict our ability to declare or pay dividends. We intend to retain future earnings to fund our growth, debt service requirements and other corporate needs. Accordingly, you will not receive a return on your investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

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

      We have adopted a rights plan that could discourage, delay or prevent an acquisition of Leap at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

      The transfer restrictions imposed on the U.S. wireless licenses we own also adversely affect the ability of third parties to acquire us. Our licenses may only be transferred with prior approval by the FCC. In addition, we are prohibited from voluntarily assigning or transferring control of a C-Block or F-Block license for five years after the grant date except to assignees or transferees that satisfy the financial criteria established by the FCC for designated entities, unless we have met the first network buildout deadline applicable to such license. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving us would be subject to regulatory approval.

      In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness.

Item 2. Properties

      We currently lease space in four office buildings in the San Diego, California area for our headquarters, totaling approximately 98,997 square feet, which we use for sales, marketing, product development and administrative purposes. The lease on 27,988 square feet of such space, which we sublease from Qualcomm Incorporated, is subject to termination upon 90 days’ notice by either party. We also currently lease approximately 3,617 square feet of office space in Alexandria, Virginia, which we use for product development and administrative purposes.

      As of February 1, 2002, Leap had leased regional headquarters in Tulsa, Oklahoma; Albuquerque, New Mexico; Spokane, Washington; the Pittsburgh, Pennsylvania area; and the Dayton, Ohio area, which range from approximately 5,800 square feet to approximately 21,300 square feet in each market. Leap has 22 additional office leases in its individual markets that range from 2,624 square feet to 9,562 square feet. We also lease 87 retail stores in our markets ranging in size from 824 square feet to 3,767 square feet and lease 18 kiosks for retail sales as well as 6 retail storage spaces ranging in size from 100 square feet to 200 square feet. In addition, we currently lease approximately 2,217 cell site locations and 26 switch and warehouse facilities that range in size from approximately 5,000 square feet to approximately 23,000 square feet. We do not own any real property.

      As we complete the buildout of existing Cricket markets and if we elect to build out additional markets, and as capital resources permit, we may need to lease additional or substitute office facilities, retail stores, cell sites and switch and warehouse facilities.

Item 3. Legal Proceedings

      The Company is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

      Leap’s common stock, $.0001 par value per share, is listed for trading on The Nasdaq National Market under the symbol “LWIN.” The following table sets forth the high and low sales prices for the common stock as reported by the Nasdaq National Market in each of the periods indicated:

	High($)	Low($)

Calendar Year — 2000
First Quarter	110.50	47.06
Second Quarter	99.75	32.25
Third Quarter	81.88	44.75
Fourth Quarter	66.63	23.50
Calendar Year — 2001
First Quarter	46.69	20.50
Second Quarter	36.78	21.31
Third Quarter	33.15	12.70
Fourth Quarter	21.51	13.51

      On March 27, 2002, the last reported sale price of Leap’s common stock on the Nasdaq National Market was $8.34 per share. As of March 27, 2002, there were 37,316,663 shares of common stock outstanding held by approximately 1,587 holders of record.

      Leap has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The terms of the indenture governing the high-yield notes issued in Leap’s February 2000 units offering restrict its ability to declare or pay dividends. Leap intends to retain any earnings to fund its growth, debt service requirements and other corporate needs.

      (b) Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

      These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere in this report.

				Period From
				September 1,	Year Ended
	Year Ended August 31,			1999 to	December 31,
				December 31,
	1997	1998	1999	1999	2000	2001

Statement of Operations Data(1):
Revenues:
Service revenues	$—	$—	$3,619	$6,733	$40,599	$215,917
Equipment revenues	—	—	288	39	9,718	39,247

Total revenues	—	—	3,907	6,772	50,317	255,164

Operating expenses:
Cost of service	—	—	(1,355)	(2,409)	(20,821)	(94,510)
Cost of equipment	—	—	(2,455)	(7,760)	(54,883)	(202,355)
Selling and marketing	—	—	(1,197)	(4,293)	(31,709)	(115,222)
General and administrative	(1,361)	(23,888)	(27,548)	(15,051)	(85,640)	(152,051)
Depreciation and amortization	—	—	(5,824)	(6,926)	(24,563)	(119,177)

Total operating expenses	(1,361)	(23,888)	(38,379)	(36,439)	(217,616)	(683,315)
Gains on sale of wireless licenses	—	—	—	—	—	143,633

Operating loss	(1,361)	(23,888)	(34,472)	(29,667)	(167,299)	(284,518)
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	(3,793)	(23,118)	(127,542)	(23,077)	(78,624)	(54,000)
Interest income		273	2,505	764	48,477	26,424
Interest expense	—	—	(10,356)	(12,283)	(112,358)	(178,067)
Foreign currency transaction gains (losses), net	—	—	(7,211)	(8,247)	13,966	(1,257)
Gain on sale of wholly-owned subsidiaries	—	—	9,097	—	313,432	—
Gain on issuance of stock by unconsolidated wireless operating company	—	—	3,609	—	32,602	—
Other income (expense), net	—	—	(243)	(3,336)	1,913	8,443

Income (loss) before income taxes and extraordinary items	(5,154)	(46,733)	(164,613)	(75,846)	52,109	(482,975)
Income taxes	—	—	—	—	(47,540)	(322)

Income (loss) before extraordinary items	(5,154)	(46,733)	(164,613)	(75,846)	4,569	(483,297)
Extraordinary loss on early extinguishment of debt	—	—	—	—	(4,737)	—

Net loss	$(5,154)	$(46,733)	$(164,613)	$(75,846)	$(168)	$(483,297)

Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(0.29)	$(2.65)	$(9.19)	$(4.01)	$0.18	$(14.27)
Extraordinary loss	—	—	—	—	(0.19)	—

Net loss	$(0.29)	$(2.65)	$(9.19)	$(4.01)	$(0.01)	$(14.27)

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(0.29)	$(2.65)	$(9.19)	$(4.01)	$0.14	$(14.27)
Extraordinary loss	—	—	—	—	(0.15)	—

Net loss	$(0.29)	$(2.65)	$(9.19)	$(4.01)	$(0.01)	$(14.27)

				Period From
				September 1,	Year Ended
	Year Ended August 31,			1999 to	December 31,
				December 31,
	1997	1998	1999	1999	2000	2001

Shares used in per share calculations(2):
Basic	17,648	17,648	17,910	18,928	25,398	33,861

Diluted	17,648	17,648	17,910	18,928	32,543	33,861

	As of August 31,			As of December 31,

	1997	1998	1999	1999	2000	2001

Balance Sheet Data(1)
Cash and cash equivalents	$—	$—	$26,215	$44,109	$338,878	$242,979
Working capital (deficit)	(279)	(14,789)	6,587	50,361	602,373	222,791
Restricted cash equivalents and investments	—	—	—	20,550	65,471	40,755
Total assets	42,267	157,752	335,331	360,765	1,647,407	2,450,895
Long-term debt	—	—	221,812	303,818	897,878	1,676,845
Total stockholders’ equity	41,988	142,963	70,900	10,892	583,258	358,440

(1)	For the fourth quarter of the year ended August 31, 1999, the period from September 1, 1999 to December 31, 1999, and the first six months of the year ended December 31, 2000, the financial results of Smartcom are included in the selected consolidated financial data as a result of our acquisition of the remaining 50% interest in Smartcom that we did not already own on April 19, 1999. Before the fourth quarter of the year ended August 31, 1999, our investment in Smartcom was accounted for using the equity method of accounting. We subsequently divested our entire interest in Smartcom on June 2, 2000.

(2)	Refer to Notes 2 and 4 of the Consolidated Financial Statements for an explanation of the calculation of basic and diluted net loss per common share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The words “Leap,” “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers is based on 2001 population estimates provided by Easy Analytic Software Incorporated.

      The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this report. You should read this discussion and analysis in conjunction with our financial statements and related notes.

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to: changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services; our ability to access capital markets; a failure to meet the operational, financial or other covenants contained in our credit facilities; a deterioration of our relationships with our equipment vendors and related lenders, including our failure to obtain amendments to our credit facilities that we may request from time to time; a failure of network systems to perform according to expectations; the effect of competition; the acceptance of our product offering by our target customers; our ability to retain customers; our ability to maintain our cost, market penetration and pricing structure in the face of competition; technological challenges in developing wireless information services and customer acceptance of such services if developed; our ability to integrate the businesses and technologies we acquire; rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses or impacting our rights and obligations to acquire the licenses on which we were the winning bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35); the impacts on the global and domestic economies and the financial markets of recent terrorist activities, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other SEC filings filed subsequent to this report. The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand “Cricket®.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to understand and use as, and is a competitive mobile alternative to traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operation and distribution systems, allows us to be a low-cost provider of wireless services in each of our markets.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared with traditional wireless services. Cricket customers pay in advance each month’s service from a simple, straightforward bill. We offer Cricket service without a long-term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less per minute than those of traditional wireless providers.

      As of March 1, 2002, we had launched Cricket service in 40 markets covering a total population of approximately 25.2 million potential customers. These markets are located in 48 “basic trading areas,” or “BTA’s” and make up all the markets that we refer to as our “40 Market Plan.” As of December 31, 2001, we had more than 1,119,000 Cricket customers in our markets across the U.S. To date we have acquired wireless licenses covering approximately 53.4 million potential customers in 33 states. In addition we were the winning bidder for wireless licenses covering approximately 23.8 million potential customers in an FCC auction that was completed in January 2001, referred to as Auction 35. NextWave Telecom Inc., the original holder of these licenses, is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to us, we will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us.

      We plan to continue to develop methods to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. The first of these services, marketed under the brand “SliceTM,” is an information service designed to provide wireless information and advertising to customers’ mobile phones. This service was launched in Chattanooga and Nashville, Tennessee in May and June 2001, respectively, in Albuquerque, New Mexico in July 2001, and in Phoenix, Arizona in August 2001. We will continue to evaluate consumer response to the Slice service and the results of these market launches. We may make refinements to the Slice service from time to time to improve the quality and appeal of the service offering to consumers. We plan to expand the Slice service into additional markets after we complete the development and refinement of the Slice service. We have several other potential new services in development.

      Although we expect some of our markets to be cash flow positive at the market level during 2002, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to build out our networks and add new customers. We believe, however, that with our simple, easy to understand approach to wireless, we can attract new customers more quickly, maintain lower customer acquisition costs, and sustain lower operating costs per customer compared to traditional wireless providers, which will allow us to generate operating profits in each of our markets sooner than is typical for a start-up wireless provider.

      While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, and as capital resources permit, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

Acquisitions, Exchanges and Sales of Wireless Licenses

      During the year ended December 31, 2001, we completed the purchase and exchange of wireless licenses located in various BTA’s, and certain wireless technology assets for an aggregate of $232.0 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $110.2 million (including (1) a promissory note in the principal amount of $86.5 million which was paid in full in November 2001, and (2) a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002, with the right to convert irrevocably waived by the holder of the note in February 2002), and the issuance of 2,778,534 shares of our common stock with a fair value at the time of purchase of approximately $82.7 million. Approximately 265,083 shares issued in connection with two of the acquisitions are being held in an escrow account to satisfy potential indemnification obligations of the sellers. The convertible note is secured by a pledge of the outstanding stock of a wholly-owned subsidiary of Leap.

      In connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York that closed in June 2001, the seller has asserted that based on the prices of wireless licenses auction by the FCC in Auction 35, it is entitled to a purchase price adjustment under the purchase agreement for such licenses of approximately $39.8 million. The arbitration concerning this claim is pending at this time. Under the terms of the purchase agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we are vigorously defending against the claim of the seller.

      In addition, in November 2001, we completed the sale of a portion of our wireless licenses in Salt Lake City and Provo, Utah to Cingular Wireless LLC for approximately $138.1 million in cash, net of related costs. We retained wireless licenses for 15MHz of spectrum in each of Salt Lake City and Provo, Utah to operate existing voice and planned information services products.

Pegaso

      In Mexico, we were a founding shareholder and have made investments in and loans to Pegaso Telecomunicaciones, S.A. de C.V. totaling $120.5 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. Pegaso holds wireless licenses covering all of Mexico, representing approximately 99 million potential customers. At December 31, 2001, Pegaso reported approximately 804,000 customers. We currently own 20.1% of the outstanding capital stock of Pegaso. In addition, we have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. In January 2002, Qualcomm and certain shareholders of Pegaso other than us made additional loan commitments to Pegaso of up to $160.0 million. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso. In the fourth quarter of fiscal 2001, we discontinued our use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses because our investment in and loans to Pegaso have been reduced to zero on our books of account. In addition, equity losses have not been recorded to the extent of our $33.0 million guarantee to Qualcomm of a portion of Qualcomm’s working capital loans to Pegaso because the guarantee relates to the final $100 million of the working capital loans payable to Qualcomm. Pegaso and Telefonica have recently announced a non-binding agreement pursuant to which we would sell our interest in Pegaso to Telefonica. If a definitive agreement is reached on the terms outlined in the non-binding agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt, and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. See “Item 1. Business — Risk Factors — Risks Associated with Pegaso Could Adversely Affect Our Business.”

Smartcom Disposition

      On June 2, 2000, we completed the sale of Smartcom to Endesa S.A. in exchange for gross consideration of approximately $381.5 million, consisting of $156.8 million in cash, three promissory notes totaling $143.2 million, subject to certain post closing adjustments, the repayment of intercompany debt due to Leap by Smartcom totaling $53.3 million, and the release of cash collateral posted by us securing Smartcom indebtedness of $28.2 million. We recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million during the quarter ended June 30, 2000. In February 2001, we sold one of the promissory notes, with an original principal amount of $58.2 million plus accrued interest, to a third party for $60.7 million. In June 2001, Endesa repaid $47.5 million of principal and accrued interest for the second promissory note. The remaining promissory note of $35.0 million is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against us for breach of representations and warranties under the purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of the representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and we expect it to remain unpaid until the issues related to the claims are resolved. We believe that Endesa’s claims are without merit, and we are contesting Endesa’s claims. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.

Presentation

      We have recognized our share of net earnings or losses of our foreign operating companies on a three-month lag. The financial statements of Smartcom are included in our consolidated financial statements from June 1, 1999 to March 31, 2000 as a result of our acquisition of the remaining 50% of Smartcom that we did not already own in April 1999 and our sale of 100% of Smartcom on June 2, 2000. The accounts of Smartcom were consolidated using a three-month lag, and as a result of the sale in June 2000, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000. We currently own 20.1% of the outstanding capital stock of Pegaso, and until the fourth quarter of 2001, we accounted for our interest in Pegaso under the equity method of accounting. In the fourth quarter of fiscal 2001, we discontinued our use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses because our investment in and loans to Pegaso have been written-down to zero.

Critical Accounting Policies and Estimates

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

     Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns historically have been insignificant.

      Handsets sold through our third-party dealers and distributors are subject to a mark-up retained by the third party dealer or distributor which is not included in our equipment revenues. We deduct from equipment revenues the value of the first month’s service, which is included in the price of the handset. We generate service revenues from features, including call waiting, caller ID and voicemail. Service revenue is also generated from the customer’s usage of long-distance minutes and directory assistance purchased from Cricket.

      For our stores, handset returns are accepted within 30 days of purchase or 30 minutes of usage, whichever occurs first. The return policies of our third-party dealers and distributors are generally similar to ours. Management believes that it can reliably estimate returns upon activation, which historically have been insignificant.

      We record sales incentives offered without charge to customers, including discounts, coupons and rebates, and volume-based sales incentives offered to our third-party dealers and distributors, as a reduction in revenue and as a liability, based on estimates of the amounts ultimately expected to be paid or refunded to our customers and third-party dealers and distributors. We believe we have sufficient, relevant history to reliably estimate the liability for sales incentives. However, if the amount of future sales incentives could not be reasonably and reliably estimated, we would be required to recognize a liability for the maximum potential amount of the sales incentive.

      We have cooperative advertising programs with our third-party dealers and distributors that provide that we will refund part of the cost of certain qualified advertising by third-party dealers and distributors of our Cricket products and wireless services. This advertising must meet certain qualitative criteria, and certain minimum amounts must be spent on the advertisements. The programs require the third-party dealers and distributors to provide evidence of the nature of the advertising performed that includes our products and wireless service as well as the actual costs incurred. We currently record our costs for cooperative advertising programs as selling and marketing expenses.

     Impairment of Long-Lived and Intangible Assets

      We assess potential impairments to our long-lived assets, including property and equipment, wireless licenses, goodwill and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: significant variances in performance relative to projected future operating results; significant changes in the market price of or in the manner of our use of our long-lived assets; our ability to satisfy buildout deadlines and geographic coverage requirements for wireless licenses; significant industry or economic trends; a current expectation that, more likely than not, our long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations.

      At December 31, 2001, we tested our long-lived assets, including wireless licenses and goodwill, for potential impairment. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compared our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived assets. The cash flow forecast used in this assessment was a ten-year forecast based on our 40 Market Plan. The total undiscounted future cash flows, excluding interest, resulting from this forecast exceeded the total carrying value of all of our long-lived assets at December 31, 2001. As a result, our wireless licenses, goodwill and other long-lived assets were not considered to be impaired at December 31, 2001. This conclusion is based on our best estimate of future operating results and our ability to pay our debt obligations as they become due. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our wireless licenses, goodwill and other long-lived assets.

     Wireless Licenses

      Wireless licenses are recorded at cost and amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. Wireless licenses, net totaled $718.2 million at December 31, 2001.

      The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital. Wireless licenses not currently in use under our 40 Market Plan may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of” are licenses that are part of pending license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At December 31, 2001, wireless licenses to be disposed of were not significant.

      Our wireless licenses include provisions that require us to satisfy buildout deadlines and certain geographic coverage requirements within five years and ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter and one-third of the population of the licensed service area, depending on the type of license. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, several of our wireless licenses, with an aggregate carrying value of approximately $224 million at December 31, 2001, have initial buildout deadlines in 2002. We are currently carrying out plans to satisfy the minimum buildout requirements for these wireless licenses and expect to complete the requirements prior to their respective deadlines. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in the near future. Any subsequent expiration of such licenses could have a material adverse effect on our financial position and results of operations.

     Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. Other intangible assets consist primarily of acquired technology and are amortized on a straight-line basis over their estimated useful lives of generally three years. Goodwill and other intangible assets, net, totaled $43.6 million at December 31, 2001.

Future Accounting Requirements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives are required to be tested annually and whenever events or circumstances occur indicating that such assets might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. We will adopt SFAS No. 142 on January 1, 2002. As of December 31, 2001, we had goodwill of $26.9 million related to our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own and recognized $1.5 million of amortization expense during 2001. In connection with the adoption of SFAS No. 142, we are required to perform a transitional impairment review of this goodwill as of January 1, 2002, which we expect to complete during the first half of 2002. There can be no assurance that a material impairment charge will not be recorded at the time the review is completed. SFAS No. 142 identifies certain assets that should be treated as indefinite lived intangible assets, which includes broadcast licenses. Although wireless licenses are not identified in this category, there are some indications that wireless licenses are substantially similar to broadcast licenses. We are considering whether our wireless licenses should be treated as indefinite lived intangible assets. The outcome is uncertain at this time, as is the potential impact on our consolidated results of operations.

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We have not yet determined the financial impact the adoption of SFAS No. 143 will have on our consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We will adopt SFAS No. 144 on January 1, 2002. We do not expect that the adoption of SFAS No. 144 will have a material impact on our consolidated statement of financial position or our results of operations.

      In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issue No. 00-14, Issue No. 00-22 and Issue No. 00-25. We have previously adopted those elements of EITF Issue No. 01-09 that codify Issue No. 00-14 and Issue No. 00-22. The elements pertaining to EITF Issue No. 00-25 provide that consideration paid from a vendor to a customer or reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction in revenues. That presumption is overcome and the consideration characterized as a cost only if, and to the extent that, certain criteria are met. We will adopt the elements pertaining to EITF Issue No. 00-25 on January 1, 2002. We do not expect that the adoption of the elements pertaining to Issue No. EITF 00-25 will have a material impact on our consolidated financial position or our results of operations.

Results of Operations

      The following table presents condensed consolidated statement of operations data for the periods indicated (in thousands).

	Year Ended December 31,

	2001	2000	1999

Revenues:
Service revenues	$215,917	$40,599	$9,177
Equipment revenues	39,247	9,718	306

Total revenues	255,164	50,317	9,483

Operating expenses:
Cost of service	(94,510)	(20,821)	(3,263)
Cost of equipment	(202,355)	(54,883)	(7,931)
Selling and marketing	(115,222)	(31,709)	(4,620)
General and administrative	(152,051)	(85,640)	(35,652)
Depreciation and amortization	(119,177)	(24,563)	(10,884)

Total operating expenses	(683,315)	(217,616)	(62,350)
Gains on sale of wireless licenses	143,633	––	––

Operating loss	(284,518)	(167,299)	(52,867)
Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	(54,000)	(78,624)	(130,441)
Interest income	26,424	48,477	2,482
Interest expense	(178,067)	(112,358)	(20,041)
Foreign currency transaction gains (losses), net	(1,257)	13,966	(10,005)
Gain on sale of wholly-owned subsidiaries	—	313,432	9,097
Gain on issuance of stock by unconsolidated wireless operating company	—	32,602	3,609
Other income (expense), net	8,443	1,913	(3,490)

Income (loss) before income taxes and extraordinary items	(482,975)	52,109	(201,656)
Income taxes	(322)	(47,540)	—

Income (loss) before extraordinary items	(483,297)	4,569	(201,656)
Extraordinary loss on early extinguishment of debt	—	(4,737)	—

Net income (loss)	$(483,297)	$(168)	$(201,656)

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      At December 31, 2001, customers of our Cricket service rose to approximately 1,119,000, compared to approximately 190,000 at December 31, 2000. We added approximately 929,000 customers in 2001 due to the launch of 29 new markets and increased penetration in our existing markets. Gross customer additions were approximately 1,118,000 during the year ended December 31, 2001. In February 2002, we launched our Buffalo, New York market, bringing the total potential customer base covered by our networks in 40 markets across the U.S. to approximately 25.2 million.

      During the year ended December 31, 2001, we generated $215.9 million in service revenues and $39.2 million in equipment revenues, compared to $19.1 million in service revenues and $9.6 million in equipment revenues, excluding Smartcom, in the year ended December 31, 2000. The increase in service and equipment revenues over the corresponding period of the prior year, excluding Smartcom, related to the increase in our customer base from the launch of network service in new markets and increased penetration in our existing markets. We expect service and equipment revenues will continue to increase in the future as a result of having completed the launch of all our existing markets by February 2002 and expected increases in our customer base in markets under our 40 Market Plan.

      During the year ended December 31, 2001, we incurred $94.5 million in cost of service and $202.4 million in cost of equipment compared to $13.8 million in cost of service and $33.1 million in cost of equipment during the year ended December 31, 2000, excluding Smartcom. We sell our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the year ended December 31, 2001, $156.4 million of our losses on equipment sales were directly related to acquiring new customers. We expect cost of service and cost of equipment will continue to increase in the future as a result of expected increases in our customer base in markets under our 40 Market Plan.

      Selling and marketing expenses were $115.2 million and $22.2 million for the years ended December 31, 2001 and 2000, respectively, excluding Smartcom. General and administrative expenses were $152.1 million and $74.1 million for the years ended December 31, 2001 and 2000, respectively, excluding Smartcom. The increase in selling and marketing and general and administrative expenses was due primarily to higher expenses associated with the development and launch of network service in additional markets, customer acquisition efforts and the development of new service offerings. For the year ended December 31, 2001, $112.5 million of our selling and marketing expenses were directly related to acquiring new customers. Selling and marketing expenses for the year ended December 31, 2001 consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses for the year ended December 31, 2001 included customer service and billing expenses, costs for business development associated with negotiations for and acquisitions of wireless licenses, government relations, public reporting and investor relations, legal expenses and development of our wireless information service offerings. In addition, we incurred stock-based compensation expense of $5.5 million and $13.9 million during the years ended December 31, 2001 and 2000, respectively, primarily related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. We expect that selling and marketing and general and administrative expenses will continue to increase in the future as a result of our customer acquisition efforts and the development of new service offerings in markets under our 40 Market Plan.

      Depreciation and amortization was $119.2 million and $14.5 million for the years ended December 31, 2001 and 2000, respectively, excluding Smartcom. The increase in depreciation and amortization resulted from a larger base of equipment and wireless licenses in service compared to the prior year. In connection with the adoption of SFAS No. 142, we will cease amortization of goodwill with a net book value of $26.9 million commencing January 1, 2002. We had recorded $1.5 million of goodwill amortization in 2001 and would have recorded $1.5 million in amortization during 2002. We expect depreciation and amortization expenses will continue to increase in the future as a result of having completed the launch of all our existing markets by February 2002 and additional equipment being placed in service due to our continued buildout of markets under our 40 Market Plan.

      Gains on sale of wireless licenses for the year ended December 31, 2001 consisted of $136.3 million from the sale of a portion of our wireless licenses in the Salt Lake City and Provo, Utah basic trading areas and $7.4 million related to the exchange of certain wireless licenses.

      During the year ended December 31, 2001 our operating loss was $284.5 million ($428.2 million excluding gains on sale of wireless licenses), compared to $129.2 million in the corresponding period of the prior year, excluding Smartcom. The increase in operating loss was due primarily to the launch of 29 new markets and adding approximately 929,000 customers in 2001. We expect to incur significant operating losses in the future while we continue to build out our networks, add new customers and record depreciation for the equipment in service under our 40 Market Plan.

      During the year ended December 31, 2001, our equity share in the net loss of unconsolidated wireless operating company was $54.0 million and related only to Pegaso. During the year ended December 31, 2000, our equity share in the net loss of unconsolidated wireless operating companies was $78.6 million and related to Pegaso and Chase Telecommunications Holdings prior to March 2000. In 2001, we invested an additional

$20.5 million in Pegaso by purchasing convertible subordinated notes. In the fourth quarter of 2001, we discontinued the use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses as the carrying amount of our investment in and loans to Pegaso have been reduced to zero.

      Interest income was $26.4 million and $48.4 million for the years ended December 31, 2001 and 2000, respectively, excluding Smartcom. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continue to incur operating losses and negative cash flows from operations.

      Interest expense was $178.1 million and $103.2 million for the years ended December 31, 2001 and 2000, respectively, excluding Smartcom. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering, increased vendor financing of our wireless networks, seller financing of wireless license acquisitions, and amortization of debt issuance costs and loan origination fees to interest expense under the effective interest method. We expect interest expense to increase substantially in the future due to expected additional borrowings to finance the continued buildout and expansion of our wireless networks under our 40 Market Plan, amortization of debt issuance costs and loan origination fees to interest expense and additional borrowings for the purchase of wireless licenses in the event of the grant to us of the 22 wireless licenses on which we were the winning bidder in Auction 35.

      During the year ended December 31, 2001, foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Leap on cash balances and payables as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso. During the year ended December 31, 2000, foreign currency transaction gains (losses) primarily reflected unrealized exchange gains (losses) recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

      Other income of $8.4 million, net, for the year ended December 31, 2001 included $4.9 million related to the reversal of previously recorded interest expense upon the cancellation of indebtedness to Qualcomm in August 2001 and a $4.2 million fee we received related to a terminated wireless licenses purchase agreement. For the year ended December 31, 2000, we reported an extraordinary loss on early extinguishment of debt of $4.7 million, consisting of the write-off of unamortized debt issuance costs in connection with the repayment of amounts outstanding under our credit agreement with Qualcomm in February 2000 and the repayment of bank loans due to the sale of Smartcom in June 2000.

     Consolidation of Smartcom

      As a direct result of the consolidation of Smartcom, we recorded $21.5 million and $0.1 million of additional service and equipment revenues, respectively, $7.0 million and $21.8 million of additional cost of service and cost of equipment, respectively, $9.5 million of additional selling and marketing, $11.5 million of additional general and administrative expenses, $10.0 million of additional depreciation and amortization, $9.0 of additional net interest expense, $10.8 million of additional foreign currency transaction gains and $0.3 million of additional net other income, in each case for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

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

      At December 31, 2000, customers of our Cricket service rose to more than 190,000, compared to approximately 22,000 at December 31, 1999. We added over 127,000 customers in the fourth quarter of 2000, many in the month of December due to the launch of four new markets covering approximately 4.0 million potential customers.

      Excluding Smartcom, selling, general and administrative expenses were $96.3 million and $28.4 million for the years ended December 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses was due primarily to higher expenses associated with the development and launch of network service in additional markets in the U.S. Excluding Smartcom, sales and marketing expenses for the year ended December 31, 2000 totaled $22.6 million and consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses totaled $59.8 million for the year ended December 31, 2000 and included costs for raising capital, business development, including acquiring wireless licenses, government relations, public reporting and investor relations, legal expenses and developing our wireless information services businesses. In addition, we incurred stock-based compensation expense of $13.9 million related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

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

      During the year ended December 31, 2000, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and to Chase Telecommunications prior to March 2000. During the corresponding period of the prior year, our share of the net loss of and write-down of investments in and loan receivable from unconsolidated wireless operating companies also included Smartcom prior to June 1999 (prior to Leap’s acquisition of the remaining 50 percent interest) and our Russian investments which were largely written-down or liquidated.

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

      Gain on issuance of stock by unconsolidated wireless operating company reflected reductions in our share of Pegaso’s accumulated losses as a result of decreases in our percentage ownership interest of Pegaso. In July 1999, several of the other investors contributed $50.0 million to Pegaso. In April 2000, Sprint PCS invested $200 million in Pegaso by purchasing shares from Pegaso and shareholders other than Leap. In August 2000, several other existing investors contributed $50.0 million to Pegaso.

      For the year ended December 31, 2000, we wrote-off and reported as an extraordinary loss $4.7 million in unamortized debt issuance costs, primarily in connection with the repayment of amounts outstanding under our credit agreement with Qualcomm in February 2000.

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

Four Months Ended December 31, 1999 Compared to Four Months Ended December 31, 1998

      We incurred a net loss of $75.8 million during the four month period ended December 31, 1999, compared to a net loss of $26.1 million in the corresponding period of the prior year. The increase related primarily to the costs associated with the launch of network service in new markets. Pegaso, for which we recognize our equity share of net loss, launched operations in Tijuana, Guadalajara and Monterrey in February through September 1999. Cricket wireless service was launched in Nashville, Tennessee in late January 2000. In addition, in November 1999 we re-launched service in Chile under a new brand name and corporate identity. As a result, total customers on our networks reached approximately 206,000 customers at December 31, 1999 (22,000 in the U.S., 78,000 in Chile and 106,000 in Mexico), compared to a total customer base of approximately 23,000 customers at December 31, 1998.

      As a direct result of the consolidation of Smartcom, we recorded $6.6 million of operating revenues, $10.2 million of cost of operating revenues, $9.9 million of additional selling, general and administrative expenses, $6.7 million of additional depreciation and amortization, $4.7 million of additional net interest expense, and $8.2 million of foreign currency transaction losses during the four month period ended December 31, 1999. Smartcom’s net loss of $33.1 million was recognized during the four month period ended December 31, 1999, compared to $4.5 million that we recognized under the equity method for our 50% interest in the corresponding period of the prior year. During the four months ended December 31, 1998, we did not report any operating revenues because all of our revenue generating operating companies were accounted for under the equity method of accounting. Our operating companies did not generate material revenues in the four months ended December 31, 1998.

      We incurred $19.3 million of selling, general and administrative expenses during the four-month period ended December 31, 1999, compared to $5.3 million in the corresponding period of the prior year. The increase included $9.9 million from the consolidation of Smartcom. Excluding Smartcom, selling, general and administrative expenses increased by $4.1 million over the corresponding four month period of the prior year due to increased staffing and business development activities related to Cricket Communications.

      We incurred an operating loss of $29.7 million during the four month period ended December 31, 1999, compared to an operating loss of $5.5 million in the corresponding period of the prior year. The $24.2 million increase primarily reflected the consolidation of Smartcom.

      Equity in net loss of unconsolidated wireless operating companies was $23.1 million during the four-month period ended December 31, 1999, compared to $19.9 million in the corresponding period of the prior year. During the four months ended December 31, 1999, our equity share in the net loss of our unconsolidated wireless operating companies related to Pegaso and Chase Telecommunications. During the corresponding period of the prior year, our equity share in the net loss of our unconsolidated wireless operating companies also included Smartcom (prior to Leap’s acquisition of the remaining 50 percent interest) and our Russian investments which have been subsequently written-down, liquidated or are in the process of liquidation.

Despite these changes, equity in net loss of unconsolidated wireless operating companies increased as a result of the costs associated with the launch of Pegaso’s service and the expansion of Cricket services by Chase Telecommunications.

      Interest expense was $12.3 million during the four month period ended December 31, 1999, compared to $1.3 million in the corresponding period of the prior year. Interest expense related primarily to borrowings under our credit agreement with Qualcomm and Smartcom’s financing of its wireless communications network.

      Foreign currency transaction losses of $8.2 million during the four-month period ended December 31, 1999 reflected unrealized foreign exchange losses recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

Liquidity and Capital Resources

General

      For the 12 months beginning January 1, 2002, we expect to spend a total of approximately $532 million for the following requirements:

•	approximately $343 million for capital expenditures to continue the buildout of our wireless networks;

•	approximately $77 million to fund operating losses and net increases in working capital for Cricket Communications, Inc., our wireless voice services and wireless information services subsidiary;

•	approximately $38 million for general corporate overhead and other expenses, including expenditures for our new product development activities;

•	approximately $30 million in connection with deferred payments of completed acquisitions of wireless licenses and certain wireless technology assets; and

•	approximately $44 million for cash interest and fees, and our initial principal amortization payment in December 2002 under our vendor facility with Lucent Technologies Inc.

      For the 12 months beginning January 1, 2002, interest under our senior notes, senior discount notes, and vendor facilities with Nortel Networks Inc. and Ericsson Wireless Communications Inc., and interest under our vendor facility with Lucent prior to November 2002, is either deferred and added to principal or otherwise paid from our restricted investment accounts and is therefore not included in this liquidity and capital resources discussion.

      Leap was the winning bidder for 22 wireless licenses in the FCC’s Auction 35. If the FCC grants these licenses to us, we would have an aggregate payment obligation of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. The grant of these licenses to us has been substantially delayed by the NextWave litigation. In addition, we have guaranteed to Qualcomm $33.0 million of Pegaso’s working capital loans from Qualcomm. These obligations are described below under “Certain Contractual Obligations, Commitments and Contingencies.”

      Our planned expenditures may vary significantly from these estimates over the next 12 months if we obtain additional financial resources that allow us to purchase new wireless licenses or to expand our business more rapidly than currently planned. Our actual expenditures may also vary significantly depending upon our progress in the continued buildout of our existing networks and introduction of new products and other factors, including cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other risks. In addition, as our business grows, our net expenditures for operating losses may vary significantly due to variability in our gross revenues and operating expenses, which are affected by various factors including, but not limited to, our customer growth, churn, average monthly revenue per customer, handset subsidy and other customer acquisition costs.

      As of December 31, 2001, we had a total of approximately $769 million in unused capital resources for our future cash needs as follows:

•	approximately $326 million in consolidated unrestricted cash, cash equivalents and investments; and

•	approximately $443 million in commitments (net of accrued interest and fees we expect to incur and amounts payable to the vendors that will be financed under the vendor credit facilities over the next 12 months) under vendor financing arrangements with Lucent, Nortel and Ericsson, with availability based on (i) a ratio of the total amounts of products and services purchased and (ii) certain covenants restricting our growth, including but not limited to a covenant on maximum capital expenditures (our current plans are to borrow approximately $295 million under these facilities over the 12 month period commencing on January 1, 2002).

      In March 2002, the FCC announced that it will refund to us approximately $60 million of our deposit with the FCC related to Auction 35, in addition to the approximately $15 million refunded earlier in 2002.

      We also have a $35.0 million promissory note receivable from our sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against us for breach of representations and warranties under the purchase agreement and has notified us that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of the representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and we expect it to remain unpaid until the issues related to the claims are resolved. We believe Endesa’s claims are without merit and are contesting Endesa’s claims. We believe that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.

      In March 2002, Cricket Communications amended its vendor credit agreements with Ericsson, Lucent and Nortel. In connection with the March 2002 amendments, we agreed to contribute cash to Cricket Communications. We are also restricted under the vendor financing facilities from making cash dividend payments from Cricket Communications to Leap. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications continues to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or refinance or amend Cricket Communications’ vendor indebtedness. For a description of these amendments, see the further discussion below under “— Credit Facilities and Other Financing Arrangements.”

      Although we expect some of our markets to be cash flow positive at the market level during 2002, we expect to incur significant operating losses and to generate significant negative cash flow from operating activities in the future while we continue to complete the buildout of our existing networks and add new customers. Our ability to carry on our business and satisfy our debt repayment obligations and covenants depends upon our future operating performance, which is subject to a number of factors, many of which are beyond our control. There is no guarantee that we will be able to generate sufficient revenues and cash flows from operations to meet our operations, debt service and covenant requirements.

      We plan to refinance our vendor indebtedness if market conditions permit. Our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. Assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap. In addition, if we fail to comply with the other covenants governing our indebtedness, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities” described above.

      We expect that we will require significant additional financing in 2002 and 2003 under our current vendor facilities to complete the buildout of additional cell sites and to expand the capacity of our wireless networks under our 40 Market Plan. If we engage in significant activities in addition to those under our 40 Market Plan, including launching additional markets, investing in new voice or information services or ventures, or completing additional license purchases for cash, we will need to raise additional capital to fund those activities, and we will need to amend our vendor financing arrangements to permit those additional capital expenditures. We have agreed in our vendor credit agreements not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan, and we will need to either refinance or amend those facilities prior to building out additional wireless networks. As is typical for start-up wireless communications networks, we expect our networks to incur operating expenses significantly in excess of revenues in their early years of operations. We are exploring potential sales of wireless licenses and public and private debt and equity financing alternatives, including the sale from time to time of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to sell assets, raise additional capital or refinance or restructure our existing financing facilities on terms that are acceptable to us, or at all.

Certain Contractual Obligations, Commitments and Contingencies

      The following summarizes in a single location information required to be included in our financial statements regarding certain of our future minimum contractual obligations for the next five years and thereafter at December 31, 2001, excluding our remaining payment obligation for Auction 35 wireless licenses, (in thousands):

Year Ending December 31:	Total	2002	2003	2004	2005	2006	Thereafter

Notes payable and other(1)	$21,169	$21,169	$—	$—	$—	$—	$—
Long-term debt(1)	2,302,030	26,049	136,522	217,054	284,358	354,271	1,283,776
Operating leases	169,594	34,246	33,992	33,773	29,823	10,535	27,225
Chase earn-out(2)	41,000	—	—	—	—	41,000	—

Total	$2,533,793	$81,464	$170,514	$250,827	$314,181	$405,806	$1,311,001

(1)	Amounts shown for our long-term debt, including amounts due pursuant to our senior and senior discount notes, vendor financing agreements and U.S. government financing, do not include interest. Notes payable and other consists of deferred payments for completed acquisitions of wireless licenses and certain wireless technology assets. We expect that we will require significant additional vendor financing to complete the buildout of our existing networks under the 40 Market Plan in 2002 and 2003. See “Credit Facilities and Other Financing Agreements” below.

(2)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. includes contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition.

      In addition, assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap.

      Leap was the winning bidder for 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom, Inc. is a party to litigation challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 licenses ultimately are granted to us, we will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. These additional payments are not included in our estimates of expected expenditures in 2002. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through existing cash, borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required.

      In connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York that closed in June 2001, the seller has asserted that based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment under the purchase agreement for such licenses of approximately $39.8 million. The arbitration concerning this claim is pending at this time. Under the terms of the purchase agreement, if we are obligated to pay a purchase price adjustment, we are entitled to pay such additional amounts in cash or Leap common stock, at our discretion. We believe the seller’s position is without merit, and we are vigorously defending against the claim of the seller.

      We have guaranteed to Qualcomm $33.0 million of the final $100 million of Pegaso’s outstanding working capital loans from Qualcomm. We have not included this contingent obligation in our planned expenditures; however, we cannot assure you that it will not become due. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At December 31, 2001, the outstanding balance under the working capital facility from Qualcomm was approximately $464.9 million, and approximately $616.3 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $160.0 million. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a sale of its business. Pegaso and Telefonica have recently announced a nonbinding agreement pursuant to which we would sell our interest in Pegaso to Telefonica. Notwithstanding that announcement, there can be no assurance that additional capital can be raised or that a sale or other strategic arrangement can be completed. In connection with the January 2002 loan commitments from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. If a definitive agreement is reached on the terms outlined in the nonbinding agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee.

Credit Facilities and Other Financing Arrangements

      Units Offering. In February 2000, we completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (“Senior Note”) and one warrant to purchase our common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (“Senior Discount Note”) and one warrant to purchase our common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million was allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants issued in the units offering are exercisable for an aggregate of 2,829,854 shares of our common stock at an exercise price of $96.80 per share from February 23, 2001 to prior to April 15, 2010. The terms and conditions of the warrants are more fully described in the warrant agreement for the warrants, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. At December 31, 2001, the effective interest rate on the Senior Notes and Senior Discount Notes was 15.8% and 16.3% per annum, respectively. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. We may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, Leap may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings. The terms of the notes include certain covenants that restrict Leap’s ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets, issue or sell stock of some of Leap’s subsidiaries, and effect a consolidation or merger. These limitations are subject to a number of important qualifications and exceptions contained in the indenture.

      Upon the occurrence of events constituting a change in control of Leap, holders of the Senior Notes and Senior Discount Notes have the right to require Leap to repurchase all or part of the notes for cash at an aggregate purchase price of 101% of the principal amount of the Senior Notes or the accreted value of the Senior Discount Notes to be repurchased, as applicable, plus accrued and unpaid interest thereon. In addition, in certain cases if we sell assets and do not use the net proceeds of the sale either to retire senior debt or to reinvest in other assets that are used in the business of Leap and its subsidiaries, we must offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the Senior Notes or accreted value of the Senior Discount Notes, plus accrued and unpaid interest thereon.

      Events of default under the notes include, among others, Leap’s failure to make payments under the notes and certain other debt when due, Leap’s failure to comply with covenants or other provisions of the indenture, an event of default occurs in respect of more than $5.0 million of other indebtedness of Leap or its subsidiaries that results in the acceleration of such indebtedness prior to its maturity, or bankruptcy or insolvency of Leap or some of its subsidiaries. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes would become due and payable immediately. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes or the holders of at least 25% of the aggregate principal amount at maturity of the Senior Discount Notes may declare the Senior Notes or the Senior Discount Notes, as the case may be, to be due and payable immediately.

      The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Vendor Financing. Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Wireless Communications Inc. for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings, however, Lucent is not required to make additional loans under the facility if the total of the loans held directly or supported by Lucent exceeds $815.0 million. Under the Nortel supply agreement, Nortel has agreed to accept purchase orders from Cricket in the same manner that it accepts purchase orders from other customers, up to $234 million, and Nortel may, at its discretion, accept or reject purchase orders from us in excess of $234 million. The Nortel credit facility permits up to $525.0 million in total borrowings, however, Nortel is not required to make additional loans under the facility if the total of the loans held directly or supported by Nortel exceeds $300.0 million. The supply agreement with Ericsson provides for the purchase of up to $330.0 million of infrastructure products and services, and the related credit facility with Ericsson Credit AB permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million. Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor.

      The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each subsidiary of Leap that holds wireless licenses used in Cricket Communications’ business, and all of their respective assets. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined. Principal payments (which will include accrued interest up to the end of the availability period) under each credit agreement are scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the availability period. At December 31, 2001, Cricket Communications had $1,112.0 million outstanding under the vendor credit agreements and $158.3 million in other long-term liabilities that are expected to be financed under the vendor credit agreements. Borrowings under the vendor credit agreements at December 31, 2001 had a weighted-average effective interest rate of 7.3% per annum. The credit agreements require that Cricket Communications maintain hedging agreements so that 50% of the long-term indebtedness of Cricket Communications and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) either bears interest at a fixed rate or is covered by the hedging agreements. As of December 31, 2001, premiums paid for hedging agreements have not been significant.

      Fees payable by Cricket Communications under the vendor credit agreements include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million. The origination fees are payable from time to time when a vendor assigns loans or commitments to a third party and certain other circumstances, but not later than November 2002 for Lucent, November 2003 for Nortel and December 2003 for Ericsson. At December 31, 2001, origination fees totaling $49.8 were accrued, of which $4.0 million was borrowed under the vendor facilities. Commitment fees are recorded as interest expense. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method. The outstanding liability for the origination fees is classified with the vendor debt because Cricket Communications is permitted and intends to pay for these fees with additional borrowings under the credit agreements.

      Each of the credit agreements contain various covenants and conditions typical for loans of this type, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, minimum EBITDA, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. There can be no assurance that adverse results in our business or other factors will not result in a failure to meet our financial or operating covenants in the future.

      We entered into amendments to our vendor credit agreements with the lenders in September 2001 and March 2002. In September 2001, we reduced the minimum gross revenue covenant for the third quarter of fiscal 2001 and subsequent quarters and reallocated the maximum capital expenditures that Cricket Communications and its subsidiaries can incur in fiscal years 2000 through 2002. In March 2002, we revised certain covenants to provide greater flexibility to us as we add new customers and complete network buildout in markets under our 40 Market Plan throughout the remainder of 2002 and 2003 and added certain additional covenants. The vendor covenants generally measure consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’ business, as defined in the vendor credit facilities.

      Prior to the March 2002 amendments, the vendor credit agreements provided that the consolidated EBITDA to cash interest ratio for the four fiscal quarters ending December 31, 2002 could not be less than 1.0 to 1.0, and the total indebtedness to annualized EBITDA ratio as of any date during the period from January 1, 2003 to March 31, 2003 could not exceed 10.0 to 1.0. The first measurement dates for the consolidated EBITDA to cash interest ratio and the total indebtedness to annualized EBITDA ratio were December 31, 2002 and January 1, 2003, respectively.

      The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant so that it is first measured at March 31, 2003 and requires the ratio of consolidated EBITDA to cash interest to be not less than 1.3 to 1.0, 1.4 to 1.0, 1.5 to 1.0 and 1.9 to 1.0 at the end of the first, second, third and fourth quarters of 2003, respectively, and not less than 3.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The March 2002 amendments also delay the initial measurement of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) so that this ratio now is first measured at June 30, 2003 and requires Cricket Communications and its subsidiaries to have a ratio of total indebtedness to annualized EBITDA no greater than 10.0 to 1.0, 7.0 to 1.0 and 5.5 to 1.0 in the second, third and fourth quarters of 2003, respectively, and no greater than 5.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The maximum capital expenditures that Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the March 2002 amendments delay the initial measurement of the EBITDA covenants described above, we agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communication’s business, to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million at the end of the second, third and fourth quarters of 2002, respectively, and positive $45.0 million at the end of the first quarter of 2003. We also agreed not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. Under our current business plan, we expect to meet these and all remaining covenants through the end of 2003. Assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities.” In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

      Under our plans, we expected to invest approximately $171 million of cash for use in Cricket Communications’ business to fund operating expenses and debt obligations and to pay deferred purchase obligations for wireless licenses, and we otherwise would have contributed such funds to Cricket Communications over the next 18 months. In the March 2002 amendments, we agreed to contribute to Cricket Communications and other subsidiaries of Leap that hold wireless licenses used in Cricket Communications’ business or to set aside at Leap approximately $111 million of additional cash now with an additional $60 million to be contributed or set aside as Leap raises additional cash in the future. We also agreed to pledge as collateral under the vendor financing agreements substantially all of our wireless licenses not previously pledged. On March 27, 2002, the FCC announced that it will refund to Leap approximately $60 million of the $70 million we currently have on deposit with the FCC related to Auction 35. Under the amendments, approximately $25 million of the refunded amount can be retained by Leap to be used for general corporate purposes, and the balance of $35 million must be invested in Cricket and subsidiaries conducting Cricket business. The remaining $25 million of the $60 million obligation is expected to come from activities such as the sale of newly pledged licenses or the sale of Pegaso. We also paid amendment fees of approximately $6.4 million to the lenders.

      Under the vendor credit agreements, our outstanding borrowings may be accelerated prior to maturity upon the occurrence of certain events of default. These events of default include, among others, a failure to pay principal, interest or other fees when due, a failure to perform any covenant, condition or agreement contained in the credit agreements, a default under other material indebtedness of Leap or its subsidiaries that permits the holder of such debt to accelerate it prior to maturity, the loss or impairment of a material FCC license, termination of the underlying purchase agreements or bankruptcy or insolvency or the occurrence of a change of control of Leap and its subsidiaries.

      If an event of default occurs, the administrative agent may, and at the request of lenders holding 50% or more of the outstanding loans must, terminate the commitments under the vendor credit agreements and/or declare the loans then outstanding to be due and payable in whole or in part. If an event of default occurs due to bankruptcy or insolvency, the lenders’ commitments under the credit agreements terminate automatically and all outstanding indebtedness under the vendor credit agreements becomes due and payable. In addition, Cricket Communications must prepay all or a portion of its borrowings under the vendor credit agreements under some circumstances, including in the event of certain asset sales or repayment of certain other indebtedness.

      These covenants, conditions and events of default are more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K.

      Common Stock Purchase Agreement. In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. However, we cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. As of March 27, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.34 per share. As a result, we currently cannot require Acqua Wellington to purchase shares of our common stock, and we will not be able to raise additional capital under the common stock purchase agreement unless and until the market price of our common stock rises above $15 per share. Under the purchase agreement, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock that we require it to purchase during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

      Equity Offerings. In February 2000, we completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters’ discounts and commissions and offering expenses, we received $330.0 million. In May 2001, we completed an underwritten public offering of 3,000,000 shares of our common stock at a price of $33.50 per share. Net of underwriting discounts and commissions and offering expenses, we received $97.9 million.

      Qualcomm Term Loan. In January 2001, we entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan us approximately $125.3 million to finance our acquisition of wireless licenses in Auction 35. In March 2001, Qualcomm funded our borrowings of the full amount available under the agreement by transferring to us an FCC auction discount voucher, and we issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. In August 2001, at the request of Qualcomm, we agreed to return the auction discount voucher to Qualcomm, cancel the $125.3 million note and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. We must repay any loans and accrued interest to Qualcomm in a single payment no later than March 2006. Loans are subject to mandatory prepayments in certain circumstances, including as a result of our receiving cash proceeds in excess of $400.0 million from issuances of debt or equity securities by Leap or its subsidiaries (other than certain excluded issuances such as equipment vendor financing and sales under the Acqua Wellington common stock purchase agreement which are used to acquire wireless licenses). Loans under the agreement bear interest at a variable rate depending on the collateral we provide. We expect this rate to be LIBOR plus 7.5%. Interest on the loans is payable semi-annually. However, we may elect to defer interest payments through September 2002 and capitalize the deferred interest under the promissory notes. Loans under the agreement will begin to accrue interest from the date we either borrow cash or the date the FCC applies the auction discount voucher against amounts we owe for Auction 35 wireless licenses transferred to us. As security for the loans, we have agreed to pledge in favor of Qualcomm the stock of subsidiaries holding Auction 35 wireless licenses that are transferred to us with an aggregate purchase price of at least 150% of the outstanding principal amount of the loans. The loans are subject to the same covenants that are contained in the Indenture for the high-yield notes issued in our February 2000 units offering, and other customary covenants and conditions.

      Debt Obligations to the FCC. We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses through December 2001. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. At December 31, 2001, the weighted-average effective interest rate for debt obligations to the FCC was 9.9% per annum.

      CenturyTel Note. In April and May 2001, we acquired wireless licenses located in various basic trading areas from CenturyTel, Inc. for an aggregate of $118.7 million in cash and an $86.5 million secured promissory note with interest at the rate of 10% per annum which was paid in full in November 2001 in conjunction with our sale of a portion of wireless licenses in two basic trading areas.

      MCG Note. In June 2001, we acquired wireless licenses in Buffalo and Syracuse, New York from MCG PCS, Inc. for an aggregate of $18.3 million in cash and an $18.0 million convertible promissory note with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002. In February 2002, MCG PCS irrevocably waived its right to convert the note at maturity. The note is secured by a pledge of the outstanding stock of a wholly owned subsidiary of Leap that owns our Buffalo, New York wireless license.

Operating Activities

      We used $310.4 million in cash for operating activities during the year ended December 31, 2001, compared to $81.4 million in the corresponding period of the prior year. The increase was primarily attributable to increased operating expenses associated with the development and launch of network service in additional markets and adding new customers.

      We used $81.4 million in cash for operating activities during the year ended December 31, 2000, compared to $52.2 million in the corresponding period of the prior year. The increase was primarily attributable to the increase in operating expenses associated with the launch of network service in additional markets in the U.S. We used $31.6 million in cash for operating activities during the four month period ended December 31, 1999, compared to $13.5 million in the corresponding period of the prior year. The increase was primarily attributable to our net loss, as well as the effect of the full consolidation of Smartcom. Cash used in operating activities in the year ended August 31, 1999 included $8.5 million attributable to the consolidation of Smartcom during the fourth quarter.

Investing Activities

      Cash used in investing activities was $85.5 million and consisted primarily of $108.1 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom, $142.2 million in net proceeds from the sale of wireless licenses and $347.2 million from the sale and maturity of investments and restricted investments, offset by the purchase of investments of $198.7 million, equipment purchases for the continued buildout of our wireless networks of $214.3 million, the purchase of wireless licenses of $243.0 million and the purchase of convertible subordinated promissory notes from Pegaso of $20.5 million.

      Cash used in investing activities during the year ended December 31, 2000 was $310.6 million and consisted primarily of $44.9 million of net restricted cash equivalents and investments, which have been pledged to provide for the payment of the first seven scheduled interest payments on the senior notes payable through April 2003, the net purchase of investments of $204.4 million, the purchase of wireless licenses totaling $179.2 million, capital expenditures of $72.2 million, and loans to unconsolidated wireless operating companies of $18.5 million, offset by $210.1 million of net proceeds from the sale of Smartcom and $4.3 million of proceeds from the liquidation of our Russian investee companies. Investing activities in the corresponding prior year consisted primarily of loans and advances of $40.4 to our operating companies, the acquisition of the remaining 50% interest in Smartcom for $26.9 million (net of cash acquired), and the purchase of wireless licenses totaling $19.0 million, offset by $16.0 million of proceeds received from the liquidation of our Russian investee companies.

      Cash used in investing activities was $27.8 million during the four month period ended December 31, 1999, compared to $90.2 million in the corresponding period of the prior year. Investments during the four month period ended December 31, 1999 consisted primarily of $20.5 million held as restricted cash to secure a Smartcom line of credit and capital expenditures, primarily by Smartcom, of $4.6 million. Investments in the corresponding period of the prior year consisted primarily of a $60.7 million capital contribution to Pegaso and loans and advances of $26.1 million to our operating companies.

      Cash used in investing activities was $158.3 million in the year ended August 31, 1999, consisting of $124.5 million of investments in and loans to our unconsolidated operating companies (of which $71.4 million was made before we began to operate as an independent company), $28.0 million for our acquisition of the remaining shares of Smartcom, and $18.7 million for U.S. license acquisitions. Cash used in investing activities was partially offset by $16.0 million provided from the sale of our OzPhone subsidiary.

Financing Activities

      Cash provided by financing activities during the year ended December 31, 2001 was $300.0 million and consisted of $171.3 million in net proceeds from the sale of common stock, primarily from our May 2001 underwritten public offering and under our common stock purchase agreement with Acqua Wellington, in addition to cash proceeds from loans under our vendor loan facilities for the purchase of equipment and wireless licenses of $217.1 million, partially offset by repayments of notes payable and long-term debt of $88.4 million.

      Cash provided by financing activities during the year ended December 31, 2000 was $701.3 million and consisted primarily of proceeds from our public equity offering and units offering and loans from equipment vendors and banks totaling $964.8 million, offset by repayment of our credit agreements with Qualcomm and banks totaling $248.2 million and payment of debt financing costs of $15.2 million. Cash provided by financing activities in the prior year ended December 31, 1999 was $161.2 million, primarily from borrowings under our credit agreement with Qualcomm.

      Cash provided by financing activities during the four month period ended December 31, 1999 consisted primarily of proceeds from our borrowings under the credit agreement with Qualcomm of $63.4 million. Cash provided by financing activities in the corresponding period of the prior year was $118.7 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities prior to the distribution of our common stock to Qualcomm’s stockholders in September 1998, and $23.3 million of borrowings under the Qualcomm credit agreement. Cash provided by financing activities during the year ended August 31, 1999 amounted to $216.5 million, representing $95.3 million of funding from Qualcomm for our operating and investing activities before the distribution of our common stock to Qualcomm’s stockholders in September 1998 and $111.1 million of net borrowings under the credit agreement with Qualcomm after the distribution.

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

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of December 31, 2001, the principal amounts of our variable rate long-term debt obligations amounted to approximately $1,104.3 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $7.3 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

      Hedging Policy. As required by our vendor loan agreements, Leap will maintain hedging agreements which fix or limit the interest cost to Cricket Communications and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. These agreements are accounted for at fair value and marked to fair value at each period end. To date, changes in the fair value of these agreements have not been significant. In addition, Leap does not engage in hedging activities against foreign currency exchange rate or interest rate risks.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Leap Wireless International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California

February 27, 2002, except for Note 15, as to which the date is March 27, 2002

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2001	2000

Assets
Cash and cash equivalents	$242,979	$338,878
Short-term investments	81,105	199,106
Restricted short-term investments	27,628	28,129
Inventories	45,338	9,032
Notes receivable, net	33,284	138,907
Other current assets	22,044	12,746

Total current assets	452,378	726,798
Property and equipment, net	1,112,284	430,193
Investment in and loans receivable from unconsolidated wireless operating company	—	34,691
Wireless licenses, net	718,222	265,635
Goodwill and other intangible assets, net	43,613	30,297
Restricted investments	13,127	37,342
Deposits for wireless licenses	85,000	91,772
Other assets	26,271	30,679

Total assets	$2,450,895	$1,647,407

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$147,695	$58,735
Current portion of long-term debt	26,049	—
Other current liabilities	55,843	65,690

Total current liabilities	229,587	124,425
Long-term debt	1,676,845	897,878
Other long-term liabilities	186,023	41,846

Total liabilities	2,092,455	1,064,149

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 36,979,664 and 28,348,694 shares issued and outstanding at December 31, 2001 and 2000, respectively	4	3
Additional paid-in capital	1,148,337	893,401
Unearned stock-based compensation	(5,138)	(10,019)
Accumulated deficit	(786,195)	(302,898)
Accumulated other comprehensive income	1,432	2,771

Total stockholders’ equity	358,440	583,258

Total liabilities and stockholders’ equity	$2,450,895	$1,647,407

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

			Period From
			September 1,
	Year Ended December 31,		1999 to	Year Ended
			December 31,	August 31,
	2001	2000	1999	1999

Revenues:
Service revenues	$215,917	$40,599	$6,733	$3,619
Equipment revenues	39,247	9,718	39	288

Total revenues	255,164	50,317	6,772	3,907

Operating expenses:
Cost of service	(94,510)	(20,821)	(2,409)	(1,355)
Cost of equipment	(202,355)	(54,883)	(7,760)	(2,455)
Selling and marketing	(115,222)	(31,709)	(4,293)	(1,197)
General and administrative	(152,051)	(85,640)	(15,051)	(27,548)
Depreciation and amortization	(119,177)	(24,563)	(6,926)	(5,824)

Total operating expenses	(683,315)	(217,616)	(36,439)	(38,379)
Gains on sale of wireless licenses	143,633	—	—	—

Operating loss	(284,518)	(167,299)	(29,667)	(34,472)
Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	(54,000)	(78,624)	(23,077)	(127,542)
Interest income	26,424	48,477	764	2,505
Interest expense	(178,067)	(112,358)	(12,283)	(10,356)
Foreign currency transaction gains (losses), net	(1,257)	13,966	(8,247)	(7,211)
Gain on sale of wholly-owned subsidiaries	—	313,432	—	9,097
Gain on issuance of stock by unconsolidated wireless operating company	—	32,602	—	3,609
Other income (expense), net	8,443	1,913	(3,336)	(243)

Income (loss) before income taxes and extraordinary items	(482,975)	52,109	(75,846)	(164,613)
Income taxes	(322)	(47,540)	—	—

Income (loss) before extraordinary items	(483,297)	4,569	(75,846)	(164,613)
Extraordinary loss on early extinguishment of debt	—	(4,737)	—	—

Net loss	$(483,297)	$(168)	$(75,846)	$(164,613)

Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(14.27)	$0.18	$(4.01)	$(9.19)
Extraordinary loss	—	(0.19)	—	—

Net loss	$(14.27)	$(0.01)	$(4.01)	$(9.19)

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(14.27)	$0.14	$(4.01)	$(9.19)
Extraordinary loss	—	(0.15)	—	—

Net loss	$(14.27)	$(0.01)	$(4.01)	$(9.19)

Shares used in per share calculations:
Basic	33,861	25,398	18,928	17,910

Diluted	33,861	32,543	18,928	17,910

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			Period From
	Year Ended December 31,		September 1, 1999	Year Ended
			to December 31,	August 31,
	2001	2000	1999	1999

Operating activities:
Net loss	$(483,297)	$(168)	$(75,846)	$(164,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,177	24,563	6,926	5,824
Gain on sale of wholly-owned subsidiaries	—	(313,432)	—	(9,097)
Gain on issuance of stock by unconsolidated wireless operating company	—	(32,602)	—	(3,609)
Extraordinary loss on early extinguishment of debt	—	4,737	—	—
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	54,000	78,624	23,077	127,542
Interest accrued to loans receivable and payable, net	129,266	83,910	7,023	8,251
Stock-based compensation	5,462	13,946	—	—
Gains on sale of wireless licenses	(143,633)	—	—	—
Other	(6,543)	(3,065)	(381)	(386)
Changes in assets and liabilities, net of effects of acquisitions:
Inventories	(36,306)	(7,969)	25	1,873
Other assets	(14,331)	(24,987)	1,703	(7,791)
Accounts payable and accrued liabilities	90,058	47,436	493	9,671
Other liabilities	(24,267)	47,630	5,410	(1,770)

Net cash used in operating activities	(310,414)	(81,377)	(31,570)	(34,105)

Investing activities:
Purchase of property and equipment	(214,313)	(72,245)	(4,568)	(3,935)
Investments in and loans to unconsolidated wireless operating companies	(20,542)	(18,533)	(2,744)	(124,471)
Acquisitions, net of cash acquired	(2,900)	(5,802)	—	(26,942)
Purchase of and deposits for wireless licenses	(243,039)	(179,153)	—	(19,009)
Net proceeds from the sale of wireless licenses	142,173	—	—
Net proceeds from disposal of subsidiaries	—	214,455	—	16,024
Sale and repayment of note receivable	108,138	—	—	—
Purchase of investments	(198,744)	(332,987)	—	—
Sale and maturity of investments	320,437	128,540	—	—
Restricted investments, net	26,799	(44,921)	(20,500)	—
Other	(3,468)	—	—	—

Net cash used in investing activities	(85,459)	(310,646)	(27,812)	(158,333)

Financing activities:
Proceeds from issuance of senior and senior discount notes	—	550,102	—	—
Proceeds from loans payable to banks and long-term debt	217,064	59,324	61,650	135,304
Repayment of loans payable to banks and long-term debt	(88,350)	(248,204)	—	(17,500)
Issuance of common stock, net	171,260	341,949	1,721	3,404
Payment of debt financing costs	—	(15,222)	—	—
Former parent company’s investment	—	—	—	95,268
Book overdraft	—	13,386	—	—

Net cash provided by financing activities	299,974	701,335	63,371	216,476

Effect of exchange rate changes on cash and cash equivalents	—	(8,998)	7,210	2,177
Effect of change in foreign company reporting lag on cash and cash equivalents	—	(5,545)	6,695	—

Net increase (decrease) in cash and cash equivalents	(95,899)	294,769	17,894	26,215
Cash and cash equivalents at beginning of period	338,878	44,109	26,215	—

Cash and cash equivalents at end of period	$242,979	$338,878	$44,109	$26,215

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
				Former			Other
	Common Stock		Additional	Parent	Unearned		Comprehensive
			Paid-In	Company’s	Stock-Based	Accumulated	Income
	Shares	Amount	Capital	Investment	Compensation	Deficit	(Loss)	Total

Balance at August 31, 1998	—	$—	$—	$197,598	$—	$(52,283)	$(2,352)	$142,963
Components of comprehensive loss:
Net loss	—	—	—	—	—	(164,613)	—	(164,613)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,043)	(1,043)

Total comprehensive loss								(165,656)

Transfers from former parent	—	—	—	95,268	—	—	—	95,268
Distribution by former parent (Note 1)	17,647,685	2	292,864	(292,866)	—	—	—	—
Repurchase of warrant	—	—	(5,355)	—	—	—	—	(5,355)
Issuance of common stock	723,289	—	2,356	—	—	—	—	2,356
Effect of subsidiary and unconsolidated wireless operating company equity transactions	—	—	1,324	—	—	—	—	1,324

Balance at August 31, 1999	18,370,974	2	291,189	—	—	(216,896)	(3,395)	70,900
Components of comprehensive loss:
Net loss	—	—	—	—	—	(75,846)	—	(75,846)
Foreign currency translation adjustment	—	—	—	—	—	—	(928)	(928)

Total comprehensive loss								(76,774)

Issuance of common stock	1,668,582	—	1,744	—	—	—	—	1,744
Effect of change in foreign company reporting lag	—	—	—	—	—	15,022	—	15,022

Balance at December 31, 1999	20,039,556	2	292,933	—	—	(277,720)	(4,323)	10,892
Components of comprehensive loss:
Net loss	—	—	—	—	—	(168)	—	(168)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,271)	(1,271)
Unrealized holding gains on investments, net	—	—	—	—	—	—	89	89

Total comprehensive loss	—	—	—	—	—	—	—	(1,350)

Issuance of common stock:
Equity offering (Note 7)	4,000,000	1	329,980	—	—	—	—	329,981
Warrants exercised	1,015,700	—	3,435	—	—	—	—	3,435
Employee stock options and benefit plans	1,678,598	—	4,601	—	—	—	—	4,601
Tax benefit from exercise of non-qualified options	—	—	1,426	—	—	—	—	1,426
Acquisitions	1,614,840	—	72,695	—	—	—	—	72,695
Issuance of warrants (Note 5)	—	—	164,366	—	—	—	—	164,366
Lag period results of Smartcom	—	—	—	—	—	(25,010)	—	(25,010)
Realization of cumulative translation adjustment of Smartcom	—	—	—	—	—	—	8,276	8,276
Unearned stock-based compensation	—	—	24,306	—	(24,306)	—	—	—
Amortization of stock-based compensation	—	—	(341)	—	14,287	—	—	13,946

Balance at December 31, 2000	28,348,694	3	893,401	—	(10,019)	(302,898)	2,771	583,258
Components of comprehensive loss:
Net loss	—	—	—	—	—	(483,297)		(483,297)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,171)	(1,171)
Unrealized holding losses on investments, net	—	—	—	—	—	—	(168)	(168)

Total comprehensive loss	—	—	—	—	—	—	—	(484,636)

Issuance of common stock:
Equity placements (Note 7)	5,085,732	—	167,420	—	—	—	—	167,420
Warrants exercised	89,345	—	—	—	—	—	—	—
Employee stock options and benefit plans	677,359	1	4,233	—	—	—	—	4,234
Acquisitions	2,778,534	—	82,702	—	—	—	—	82,702
Unearned stock-based compensation	—	—	1,119	—	(1,119)	—	—	—
Amortization of stock-based compensation	—	—	(538)	—	6,000	—	—	5,462

Balance at December 31, 2001	36,979,664	$4	$1,148,337	$—	$(5,138)	$(786,195)	$1,432	$358,440

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company” or “Leap”) is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Cricket service is operated by the Company’s wholly-owned subsidiary, Cricket Communications, Inc. (“Cricket Communications”), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). As of February 2002, the Company had launched wireless service in 40 markets, which together constitute what the Company refers to as its “40 Market Plan.” The Company also owns 20.1% of the outstanding capital stock of Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”), a Mexican corporation which operates a wireless network in Mexico. From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile.

The Distribution

      The Company was incorporated in Delaware on June 24, 1998 as a wholly-owned subsidiary of Qualcomm Incorporated (“Qualcomm”). On September 23, 1998, Qualcomm distributed all of the outstanding shares of common stock of the Company to Qualcomm’s stockholders as a taxable dividend (the “Distribution”). Following the Distribution, the Company and Qualcomm operate as independent companies. Qualcomm transferred to the Company its equity interests in certain operating companies. Qualcomm also transferred to the Company cash and its right to receive payment from working capital and other loans Qualcomm made to the operating companies, as well as other miscellaneous assets and liabilities. The aggregate net tangible book value of the assets transferred by Qualcomm to the Company in connection with the Distribution was approximately $236.0 million. The consolidated financial statements reflect the Company as if it were a separate entity for all periods presented.

Change in Year End

      On July 31, 2000, the Board of Directors of the Company elected to change the Company’s fiscal year from a year ending on August 31 to a year ending on December 31. The first new twelve-month fiscal year ended on December 31, 2000. As a result of the change in year end, the Company issued consolidated financial statements as of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999.

Financing Risks

      The Company expects to incur significant operating losses and to generate significant negative cash flows from operations in the future while it continues to build out its wireless networks and add new customers. The Company incurs significant losses as it adds customers because wireless handsets are sold at a loss, which is typical of wireless providers. Based on the Company’s operating plans, management believes that the Company has sufficient capital resources to carry on its business through December 31, 2002. However, there is no guarantee that the Company will be able to generate sufficient revenues and cash flows from operations to meet its operations, debt service and covenant requirements. The Company’s estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs. If the Company does not achieve these metrics, and as a result, does not achieve its planned operating results, this may have a significant adverse effect on the Company’s ability to fund its operating requirements and remain in business.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Assuming the Company meets its current operating plan objectives, prior to December 31, 2003, the Company will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance its vendor indebtedness, to meet its total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap Wireless International, Inc. The Company may need to either refinance or amend its equipment vendor indebtedness and may also need to obtain additional financing in order to service or extinguish its indebtedness. The Company expects that it will require significant additional financing in 2002 and 2003 under its vendor credit facilities to complete the buildout of additional cell sites and to expand the capacity of its wireless networks under its 40 Market Plan. In addition, the Company may require significant additional capital to acquire new wireless licenses, to invest in new voice or information services or ventures, and to launch additional markets. The Company may not be able to obtain additional financing or refinancing or amend its equipment vendor indebtedness on acceptable terms, or at all. See Notes 5 and 15.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Leap and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. To accommodate the different fiscal periods of Leap and its foreign investees, the Company recognizes its share of net earnings or losses of such foreign companies on a three-month lag.

      The financial statements of Smartcom were consolidated in the Company’s financial statements from June 1, 1999 to March 31, 2000 as a result of the Company’s acquisition of the remaining 50% of Smartcom that it did not already own in April 1999 and the sale of all the issued and outstanding shares of Smartcom on June 2, 2000. Due to the lag period, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000.

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

Revenues and Cost of Revenues

      Wireless services are provided on a month-to-month basis and are generally paid in advance. The Company does not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time and/or usage. The Company records an estimate for returns at the time of recognizing revenue. Returns historically have been insignificant.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2001, the Company’s cash and cash equivalents consisted of deposits with banks and investments in money market accounts, commercial paper and U.S. government securities. The Company has not experienced any losses on its cash and cash equivalents.

Investments

      Restricted investments at December 31, 2001 and 2000 consisted primarily of U.S. government debt securities that have been pledged to provide for the payment of scheduled interest payments on long-term notes payable and are classified as held-to-maturity and carried at amortized cost, which approximates fair value. At December 31, 2001 and 2000, the Company’s non-restricted investments consisted of government and corporate fixed income securities and commercial paper. While it is the Company’s general intent to hold such securities until maturity, management may occasionally sell particular securities prior to maturity. As such, investments are classified as available-for-sale and stated at fair value as determined by the most recent traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on debt and equity securities. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Inventories

      Inventories consist of handsets and accessories not yet placed into service and are stated at the lower of cost or market using the first-in, first-out method.

Investments in Unconsolidated Wireless Operating Companies

      The Company uses the equity method to account for investments in corporate entities in which it exercises significant influence but does not control. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company’s investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company’s equity in the net assets of the investee. For those equity investees where the Company is the only contributor of assets, equity in net losses of wireless operating companies includes 100% of the losses of the equity investee.

Derivatives

      The Company’s credit agreements with its equipment vendors require it to maintain hedging agreements so that 50% of the vendor equipment loans and U.S. government financing either bears interest at a fixed rate or is covered by the hedging agreements. These instruments are accounted for at fair value and marked to fair value at each period end. Changes in the fair value are recorded in the consolidated results of operations. Because current interest rates on the equipment vendor loans are significantly lower than the maximum interest rates allowed under the credit agreements, changes in fair value of the hedging agreements have not been significant. Premiums paid for purchased hedging agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated balance

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sheets. Amounts receivable under hedging agreements are accrued as a reduction of interest expense. Premiums paid for purchased hedging agreements have not been significant.

Property and Equipment

      Property and equipment are recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are 5 to 15 years for network infrastructure assets and 3 to 7 years for computer equipment and other, which includes furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $9.9 million and $3.9 million of interest to property and equipment during the years ended December 31, 2001 and 2000, respectively.

Wireless Licenses

      Wireless licenses are recorded at cost and amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. Accumulated amortization related to wireless licenses totaled $5.9 million and $1.2 million at December 31, 2001 and 2000, respectively. Wireless licenses classified as “to be disposed of” are licenses that are part of pending license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At December 31, 2001, wireless licenses to be disposed of were not significant.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. Other intangible assets consist primarily of acquired technology and are amortized on a straight-line basis over their estimated useful lives of generally three years. Accumulated amortization of goodwill and other intangible assets totaled $7.3 million and $2.2 million at December 31, 2001 and 2000, respectively.

Impairment of Long-Lived and Intangible Assets

      The Company assesses potential impairments to its long-lived assets, including property and equipment, wireless licenses, goodwill and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. No such impairment losses have been identified by the Company.

Debt Discount and Deferred Financing Costs

      Debt discount and deferred financing costs are amortized and recognized as interest expense under the effective interest method.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Promotion Costs

      Advertising and promotion costs, including costs related to the Company’s cooperative advertising programs with its third-party dealers and distributors, are expensed as incurred. Advertising costs totaled $63.2 million, $3.0 million, $0.2 million and $0.1 million during the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, respectively.

Stock-based Compensation

      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. The Company provides pro forma disclosures of net income (loss) and net income (loss) per share as if a fair value method had been applied in measuring compensation expense. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method.

Issuance of Stock by Subsidiaries and Equity Investees

      The Company recognizes gains and losses on issuance of stock by subsidiaries and equity investees in its results of operations, except for those subsidiaries and equity investees that are in the development stage. For those entities in the development stage, gains and losses are reflected in “effect of subsidiary and unconsolidated wireless operating company equity transactions” in stockholders’ equity.

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

      The functional currency of the Company’s Chilean holding company is the U.S. dollar. The monetary assets and liabilities of this foreign subsidiary are re-measured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting re-measurement gains or losses are recognized in results of operations.

Income Taxes

      Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Basic and Diluted Net Income (Loss) Per Common Share

      Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method and the conversion of convertible preferred

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities. The weighted average number of common shares outstanding assumes that the 17,647,685 shares issued at the Distribution were outstanding for the periods prior to the Distribution.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Future Accounting Requirements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and intangible assets that are deemed to have indefinite lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill and intangible assets that are deemed to have indefinite lives are required to be tested for impairment annually and whenever events or circumstances occur indicating that such assets might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will adopt SFAS No. 142 on January 1, 2002. As of December 31, 2001, the Company had goodwill of $26.9 million related to its June 2000 acquisition of the remaining interest in Cricket Communications Holdings that the Company did not already own and recognized $1.5 million in amortization expense during 2001. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment review of this goodwill as of January 1, 2002, which it expects to complete in the first half of fiscal 2002. There can be no assurance that a material impairment charge will not be recorded at the time the review is completed. SFAS No. 142 identifies certain assets that should be treated as indefinite lived intangible assets, which includes broadcast licenses. Although wireless licenses are not specifically identified in this category, there are some indications that wireless licenses are substantially similar to broadcast licenses. The Company is considering whether its wireless licenses should be treated as indefinite lived intangible assets. The outcome is uncertain at this time, as is the potential impact on the Company’s consolidated results of operations.

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and/or the normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the financial impact the adoption of SFAS No. 143 will have on its consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or its results of operations.

      In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issue No. 00-14, Issue No. 00-22 and Issue No. 00-25. The Company previously adopted those elements of EITF Issue No. 01-09 that codify Issue No. 00-14 and Issue No. 00-22. The elements pertaining to EITF Issue No. 00-25 provide that consideration paid from a vendor to a customer or reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction in revenues. That presumption is overcome and the consideration characterized as a cost only if, and to the extent that, certain criteria are met. The Company will adopt the elements pertaining to EITF Issue No. 00-25 on January 1, 2002. The Company does not expect that the adoption of the elements pertaining to EITF Issue No. 00-25 will have a material impact on its consolidated financial position or its results of operations.

Note 3. Financial Instruments

Investments

      Investments at December 31, 2001 and 2000 consisted of the following (in thousands):

	Short-term		Long-term

	December 31,

	2001	2000	2001	2000

Restricted Investments:
U.S. government securities	$27,628	$28,129	$13,127	$37,342

Investments:
Commercial paper	$54,587	$117,297	$—	$—
Corporate notes	—	28,452	—	5,341
U.S. government securities	26,518	28,070	—	—
Certificates of deposit	—	14,149	2,011	—
Corporate bonds	—	8,131	—	—
Foreign debt securities	—	3,007	—	—

	$81,105	$199,106	$2,011	$5,341

      As of December 31, 2001, the contractual maturities of debt securities were as follows (in thousands):

	Years to Maturity

	Less Than One	One to Five

Held-to-maturity (restricted investments)	$28,263	$14,062
Available-for-sale	$81,418	$2,000

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Available-for-sale securities were comprised as follows at December 31, 2001 and 2000 (in thousands):

		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

2001
Debt securities	$81,185	$—	$(80)	$81,105
Certificates of deposit	2,010	1	—	2,011

	$83,195	$1	$(80)	$83,116

2000
Debt securities	$190,209	$117	$(28)	$190,298
Certificates of deposit	14,149	—	—	14,149

	$204,358	$117	$(28)	$204,447

Fair Value of Financial Instruments

      The carrying amounts of certain of the Company’s financial instruments, including cash equivalents and short-term investments, accounts receivable, notes receivable and accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. Loans payable to equipment vendors incur interest at rates that are based on a fixed spread above LIBOR or a bank base rate. Based on information received from its equipment vendors, the Company believes that these loans were recently sold at discounts ranging from 25% to 30% of their face value. Loans payable to the U.S. government related to purchases of wireless licenses carry fixed rates of interest that approximate fair value. The Company’s senior notes and senior discount notes had an aggregate estimated market value of $408.1 million at December 31, 2001, compared to an aggregate carrying value of $505.9 million (Note 5).

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information

	December 31,

	2001	2000

	(in thousands)
Property and equipment, net:
Network infrastructure and leasehold improvements	$893,266	$217,793
Computer equipment and other	67,976	21,597
Construction-in-progress	272,464	202,859

	1,233,706	442,249
Accumulated depreciation and amortization	(121,422)	(12,056)

	$1,112,284	$430,193

Accounts payable and accrued liabilities:
Trade accounts payable	$61,885	$12,678
Accrued payroll and related benefits	21,234	9,750
Other accrued liabilities	64,576	36,307

	$147,695	$58,735

Other current liabilities:
Income taxes payable	$8,617	$39,214
Book overdraft	—	13,386
Deferred revenue	17,177	1,679
Notes payable (Note 10)	19,265	750
Interest payable	6,921	6,922
Other	3,863	3,739

	$55,843	$65,690

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Supplementary Cash Flow Information

			Period From
	Year Ended December 31,		September 1, 1999	Year Ended
			to December 31,	August 31,
	2001	2000	1999	1999

	(in thousands)
Supplementary disclosure of cash flow information:
Cash paid for interest	$30,307	$36,964	$—	$—
Cash paid for income taxes	37,079	3,705	—	—
Supplementary disclosure of non-cash investing and financing activities:
Loans to unconsolidated wireless operating companies converted to equity investment	—	—	—	50,196
Long-term financing to purchase equipment	566,726	457,960	—	8,791
Long-term financing to purchase wireless licenses	105,920	12,410	—	—
Debt origination fees financed and to be financed under long-term debt	1,253	34,080	15,750	5,300
Repurchase of warrant	—	—	—	5,355
Issuance of common stock to purchase wireless licenses	71,990	26,734	—	—
Issuance of common stock to purchase minority interest in subsidiary	—	45,961	—	—
Deferred income tax liabilities on purchase of wireless licenses	19,710	3,110	—	—
Effect of change in foreign company reporting lag on investment in unconsolidated wireless operating company	—	—	2,913	—
Long-term financing for loans to unconsolidated wireless operating company	—	10,338	8,562	—
Issuance of notes receivable for sale of Smartcom	—	143,173	—	—
Supplementary disclosure of cash used for acquisitions:
Total purchase price	18,675	159,044	—	43,699
Common stock issued	(10,712)	—	—	—
Warrant issued for subsidiary company common stock	—	(15,353)	—	—
Notes payable issued, net of discount	—	(750)	—	(15,699)
Liabilities assumed at present value	(5,063)	(132,166)	—	—
Cash acquired	—	(4,973)	—	(1,058)

Cash used for acquisitions	$2,900	$5,802	$—	$26,942

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information (in thousands):

      A reconciliation of weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share is as follows (in thousands):

	Year Ended		Period From
	December 31,		September 1, 1999	Year Ended
			to December 31,	August 31,
	2001	2000	1999	1999

Weighted average shares outstanding — basic earnings per share	33,861	25,398	18,928	17,910
Effect of dilutive securities:
Employee stock options	—	2,985	—	—
Qualcomm warrant	—	3,980	—	—
Warrant to Chase Telecommunications Holdings	—	103	—	—
Qualcomm trust convertible preferred securities	—	77	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	33,861	32,543	18,928	17,910

      The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Year Ended		Period From
	December 31,		September 1, 1999	Year Ended
			to December 31,	August 31,
	2001	2000	1999	1999

Employee stock options	8,573	1,214	5,697	5,940
Convertible note payable	240	—	—	—
Senior and senior discount unit warrants	2,830	2,830	—	—
Qualcomm warrant	3,375	—	4,500	4,500
Warrant to Chase Telecommunications Holdings	95	—	—	—
Qualcomm trust convertible preferred securities	—	—	925	2,271

Note 5.     Long-Term Debt

      Long-term debt is summarized as follows (in thousands):

	December 31,

	2001	2000

12.5% senior notes, due 2010.	$169,618	$162,939
14.5% senior discount notes, face amount of $668.0 million, due 2010.	336,283	274,776
Vendor financing agreements, net of discount of $43.8 million at December 31, 2001	1,112,045	378,668
U. S. government financing	84,616	83,140
Qualcomm term loan	332	—

	1,702,894	899,523
Less current portion	(26,049)	(1,645)

	$1,676,845	$897,878

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Units Offering

      In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (“Senior Note”) and one warrant to purchase the Company’s common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (“Senior Discount Note”) and one warrant to purchase the Company’s common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants are exercisable for an aggregate of 2,829,854 shares of the Company’s common stock at an exercise price of $96.80 per share from February 23, 2001 to prior to April 15, 2010.

      Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. At December 31, 2001, the effective interest rate on the Senior Notes and Senior Discount Notes was 15.8% and 16.3% per annum, respectively. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Company may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, the Company may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings. See Note 16. The terms of the notes include certain covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, create liens, pay dividends, make investments, sell assets, issue or sell stock of some of the Company’s subsidiaries, and effect a consolidation or merger. These limitations are subject to a number of important qualifications and exceptions contained in the indenture.

Vendor Financing Agreements

      Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent Technologies, Inc. (“Lucent”), Nortel Networks, Inc. (“Nortel”) and Ericsson Wireless Communications, Inc. (“Ericsson”) for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket Communications has agreed to purchase up to $900.0 million of infrastructure products and services from Lucent. The Lucent credit facility permits up to $1,350.0 million in total borrowings, however, Lucent is not required to make additional loans under the facility if the total of the loans held directly or supported by Lucent exceeds $815.0 million. The Nortel credit facility permits up to $525.0 million in total borrowings, however, Nortel is not required to make additional loans under the facility if the total of the loans held directly or supported by Nortel exceeds $300.0 million. The supply agreement with Ericsson provides for the purchase of up to $330.0 million of infrastructure products and services, and the related credit facility with Ericsson Credit AB permits up to $495.0 million in total borrowings. Lucent, Nortel and Ericsson have agreed to share collateral and limit total loans by the three vendors to $1,845.0 million. Borrowing availability under each credit agreement is generally based on a ratio of the total amount of products and services purchased from the vendor.

      The obligations under the credit agreements are secured by all of the stock of Cricket Communications, its subsidiaries and the stock of each subsidiary of Leap that holds wireless licenses used in Cricket Communications’ business, and all of their respective assets. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined. Principal payments

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(which will include accrued interest up to the end of the availability period) under each credit agreement are scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the availability period. At December 31, 2001, Cricket Communications had $1,112.0 million outstanding under the vendor credit agreements and $158.3 million in other long-term liabilities that are expected to be financed under the vendor credit agreements. Borrowings under the vendor credit agreements at December 31, 2001 had a weighted-average effective interest rate of 7.3% per annum.

      Fees payable by Cricket Communications under the vendor credit agreements include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million. The origination fees are payable from time to time when a vendor assigns loans or commitments to a third party and certain other circumstances, but not later than November 2002 for Lucent, November 2003 for Nortel and December 2003 for Ericsson. At December 31, 2001, origination fees totaling $49.8 million were accrued, of which $4.0 million was borrowed under the vendor facilities. Commitment fees are recorded as interest expense. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method. The outstanding liability for the origination fees is classified with the vendor debt because the Company is permitted and intends to pay for these fees with additional borrowings under the credit agreements.

      Each of the credit agreements contain various covenants and conditions, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. Cricket Communications has entered into amendments to its vendor credit agreements with the lenders. See Note 15.

U.S. Government Financing

      The Company has assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the Federal Communications Commission (“FCC”) as part of the purchase price for wireless licenses through December 2001. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate to us at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. At December 31, 2001, the weighted-average effective interest rate for debt obligations to the FCC was 9.9% per annum.

Qualcomm Term Loan

      In January 2001, the Company entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan the Company approximately $125.3 million to finance its acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001 (“Auction 35”). In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by transferring to the Company an FCC auction discount voucher, and the Company issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. In August 2001, at the request of Qualcomm, the Company agreed to return the auction discount voucher to Qualcomm, cancel the $125.3 million loan and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The Company must repay any loans and accrued

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest to Qualcomm in a single payment no later than March 2006. Loans under the agreement bear interest at a variable rate, depending on the collateral the Company provides, equal to LIBOR plus 7.5% to 12.5% per annum.

Debt Repayment Schedule

      The scheduled principal repayments for long-term debt at December 31, 2001 were as follows (in thousands):

Year Ending December 31:

2002	$26,049
2003	136,522
2004	217,054
2005	284,358
2006	354,271
Thereafter	1,283,776

2,302,030
Less:
Current portion	(26,049)
Unamortized discount	(440,868)
Other long-term liabilities to be financed	(158,268)

Total	$1,676,845

Note 6. Income Taxes

      Federal, state and foreign components of the Company’s income tax provision for the year ended December 31, 2001 were $(1.5) million, $0.1 million and $1.7 million, respectively. The income tax provision for the year ended December 31, 2000 relates to the gain on the sale of Smartcom and to earnings on the proceeds of the sale. The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,

	2001	2000

U.S. deferred tax assets:
Net operating loss carryforwards	$244,895	$34,100
Deferred charges	10,761	17,130
Credit carryforwards	618	38,541
Reserves and allowances	52,180	34,491

Gross deferred tax assets	308,454	124,262
Valuation allowance	(258,865)	(114,109)
U.S. deferred tax liabilities:
Wireless licenses	(43,326)	(6,473)
Property and equipment	(29,084)	(6,728)

Net deferred tax liability	$(22,821)	$(3,048)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating loss and planned losses in the future.

      The net operating losses generated prior to the Distribution were retained by Qualcomm. At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $627.6 million and $645.4 million, respectively, which will begin to expire in 2019 and 2006, respectively. Should a substantial change in the Company’s ownership occur as defined under Internal Revenue Code section 382, there will be an annual limitation on its utilization of net operating loss and credit carryforwards.

      Deferred tax assets of approximately $21.7 million and $17.0 million at December 31, 2001 and 2000, respectively, resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

			Period From
			September 1,
	Year Ended December 31,		1999 to	Year Ended
			December 31,	August 31,
	2001	2000	1999	1999

Amounts computed at statutory federal rate	$(169,041)	$16,581	$(26,304)	$(57,615)
Non-deductible losses of foreign subsidiaries and investees	18,900	25,312	17,387	16,649
State income tax, net of federal benefit	(15,213)	(3,758)	563	(5,740)
Foreign income tax benefit (expense)	25,285	(40,241)	(2,844)	(123)
Effect of foreign operations	1,076	6,969	—	—
Non-deductible expenses	(13,417)	10,196	—	—
Other	1,391	940	163	508
Increase in valuation allowance related to results of operations	151,341	31,541	11,035	46,321

	$322	$47,540	$—	$—

Note 7. Stockholders’ Equity

Equity Offerings

      In February 2000, the Company completed a public equity offering of 4,000,000 shares of common stock at a price of $88.00 per share. Net of underwriters’ discounts and commissions and offering expenses, the Company received $330.0 million. In May 2001, the Company completed an underwritten public offering of 3,000,000 shares of common stock at a price of $33.50 per share. Net of underwriters’ discounts and commissions and offering expenses, the Company received $97.9 million.

Common Stock Purchase Agreement

      In December 2000, the Company entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. (“Acqua Wellington”) under which the Company may, at its discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, the Company may require Acqua Wellington to purchase between $10.0 and $25.0 million of common stock, depending on the market price of its common stock, during each of one or more 18 trading day periods. The Company cannot require Acqua Wellington to purchase its

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock if the market price of the Company’s common stock is less than $15 per share. Under the purchase agreement, the Company may grant to Acqua Wellington an option to purchase up to an equal amount of common stock that the Company requires it to purchase during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on the Company’s market capitalization at the time the Company requires Acqua Wellington to purchase its common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, the Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, the Company completed the second sale of its common stock under the agreement, issuing 521,396 shares to Acqua Wellington in exchange for $15.0 million.

Stockholder Rights Plan

      In September 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), as amended. Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a “Right”) for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect of common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $350 (subject to adjustment). The Rights are exercisable only if a person or group (an “Acquiring Person”), other than Qualcomm with respect to its exercise of the warrants granted to it in connection with the Distribution or acquired by it in connection with the Company’s February 2000 units offering, acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person will have the right (subject to termination) to receive the Company’s common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company’s Board of Directors designated 300,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At December 31, 2001, no shares of Preferred Stock were outstanding.

Warrant

      In connection with the Distribution, the Company issued to Qualcomm a warrant to purchase 5,500,000 shares of its common stock. In March 1999, Qualcomm agreed to reduce the number of shares which may be acquired on exercise to 4,500,000 for consideration of $5.4 million, which was the estimated fair value of the warrant repurchase as determined by an option pricing model. In December 2000, Qualcomm received 1,015,700 shares of the Company’s common stock upon exercising portions of the warrant for cash proceeds of $3.4 million and the surrender of rights to purchase 109,300 shares in partial payment of the exercise price. At December 31, 2001, the number of shares which may be acquired upon exercise of the warrant is 3,375,000, which is exercisable through September 2008.

Note 8. Benefit Plans

Employee Savings and Retirement Plan

      The Company’s 401(k) plan allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expenses for the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999 were $1,384,000, $139,000, $52,000 and $133,000, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Plans

      The Company’s 1998 Stock Option Plan (the “1998 Plan”) allows the Board of Directors to grant options to selected employees, directors and consultants of the Company to purchase shares of the Company’s common stock. A total of 8,000,000 shares of common stock were reserved for issuance under the 1998 Plan. The 1998 Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date. Under the Company’s 1998 Non-Employee Directors Stock Option Plan (the “1998 Non-Employee Directors Plan”), options to purchase common stock are granted to non-employee directors on an annual basis. A total of 500,000 shares of common stock were reserved for issuance under the 1998 Non-Employee Directors Plan. The options are exercisable at a price equal to the fair market value of the common stock on the date of grant, vest over a five-year period and are exercisable for up to ten years from the grant date.

      Under the Company’s 2000 Stock Option Plan (the “2000 Plan”), a total of 2,250,000 shares of common stock have been reserved for issuance. Terms of the 2000 Plan are comparable to the terms of the 1998 Plan.

      The Company’s 2001 Non-Qualified Stock Option Plan (the “2001 Plan”) allows the Board of Directors to grant non-qualified options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock. A total of 2,500,000 shares of common stock have been reserved for issuance under the 2001 Plan. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a four-year period and are exercisable for up to ten years from the grant date. The number of options that may be granted to officers and directors of the Company under the 2001 Plan is limited.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of stock option transactions for the 1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan, and 2001 Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Options authorized	8,500
Options granted at Distribution	(5,542)	5,542	$3.73
Options granted after Distribution	(1,768)	1,768	10.52
Options cancelled	513	(720)	4.03
Options exercised	—	(650)	3.11

August 31, 1999	1,703	5,940	5.78
Options granted	(127)	127	36.23
Options cancelled	67	(67)	8.17
Options exercised	—	(303)	7.88

December 31, 1999	1,643	5,697	6.56
Additional shares reserved	2,250	—	—
Options granted	(1,372)	1,372	60.04
Options cancelled	155	(155)	8.23
Options exercised	—	(714)	3.58

December 31, 2000	2,676	6,200	18.70
Additional shares reserved	2,500	—	—
Options granted	(2,584)	2,584	25.86
Options cancelled	631	(661)	43.28
Options exercised	—	(492)	3.70

December 31, 2001	3,223	7,631	$19.96

      In June 1999, Cricket Communications Holdings adopted its own 1999 Stock Option Plan (the “1999 Cricket Plan”) that allowed the Cricket Communications Holdings Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communications Holdings common stock. A total of 7,600,000 shares of Cricket Communications Holdings common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date.

      In connection with Leap’s purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own in a subsidiary merger on June 15, 2000 (Note 10), each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. The intrinsic value of the Leap replacement options on the date of the transaction was $24.3 million and was recorded as unearned stock-based compensation. Subsequent to June 15, 2000, the 1999 Cricket Plan has been used to grant options in Leap common stock.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of stock option transactions for the 1999 Cricket Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Options authorized	7,600
Options granted	(3,335)	3,335	$1.16
Options cancelled	2	(2)	1.00
Options exercised	—	(2,000)	1.00

August 31, 1999	4,267	1,333	1.41
Options granted	(600)	600	4.53
Options cancelled	21	(21)	3.82

December 31, 1999	3,688	1,912	2.35
Options granted	(239)	239	6.00
Options exercised	—	(856)	2.49

June 14, 2000	3,449	1,295	2.93
June 15, 2000, as converted	1,086	408	9.30
Options granted	(1,138)	1,138	51.40
Options cancelled	52	(51)	46.16
Options exercised	—	(7)	3.23

December 31, 2000	—	1,488	40.27
Options granted	(18)	18	31.33
Options cancelled	605	(605)	54.87
Options exercised	—	(3)	11.14

December 31, 2001	587	898	$30.36

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about stock options outstanding under the 1998 Plan, the 1998 Non-Employee Directors Plan, the 1999 Cricket Plan, the 2000 Plan and the 2001 Plan at December 31, 2001 (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of	Life	Exercise	of	Exercise
Exercise Prices	Shares	(in Years)	Price	Shares	Price

$ 0.78 to $ 1.77	7	2.24	$1.62	7	$1.62
$ 1.78 to $ 2.67	613	2.31	2.24	611	2.24
$ 2.68 to $ 4.02	1,420	5.61	3.25	1,031	3.30
$ 4.03 to $ 6.05	1,462	5.76	4.87	1,027	4.83
$ 6.06 to $ 9.08	148	7.34	6.52	34	6.58
$ 9.09 to $ 13.64	55	7.61	12.17	17	12.03
$13.65 to $ 20.47	1,792	8.78	17.93	317	19.07
$20.48 to $ 30.72	741	9.28	27.57	20	24.81
$30.73 to $ 46.10	993	9.38	33.72	44	36.52
$46.11 to $ 69.17	1,264	8.54	60.22	267	60.01
$69.18 to $103.77	35	8.64	71.73	7	71.73

	8,530	7.31	$21.03	3,382	$10.30

      At December 31, 2001, 2000 and 1999, and August 31, 1999, 3,382,000, 2,605,000, 2,099,000 and 1,925,000 options were exercisable by employees of the Company at a weighted average exercise price of $10.30, $4.91, $3.39 and $3.19, respectively.

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”) allows eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 500,000 shares of common stock have been reserved for issuance under the 1998 ESP Plan. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, 98,740, 24,613, 17,366, and 63,779 shares were issued under the 1998 ESP Plan at a weighted average price of $16.81, $35.64, $15.51, and $3.83 per share, respectively. At December 31, 2001, 295,502 shares were available for future issuance.

Executive Retirement Plan

      The Company’s voluntary retirement plan allows eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants receive up to a 10% match of their income in the form of the Company’s common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plan authorized up to 100,000 shares of common stock to be allocated to participants. For the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, 9,103, 6,107, 3,953, and 8,718 shares, respectively,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were allocated under the plan and the Company’s matching contribution amounted to $224,505, $625,000, $162,000, and $86,000 respectively. At December 31, 2001, 72,119 shares were available for future allocation.

Executive Officer Deferred Stock Plan

      The Company’s Executive Officer Deferred Stock Plan (the “1999 Executive Officer Plan”) provides for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. A total of 25,000 shares of common stock were reserved for issuance under the 1999 Executive Officer Plan. Bonus deferrals are converted into share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company’s common stock on the bonus payday. Share units represent the right to receive shares of the Company’s common stock in accordance with the plan. The Company will also credit to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. In April 2001, the Company’s shareholders approved the adoption of the 2001 Executive Officer Deferred Bonus Stock Plan (the “2001 Executive Officer Plan”). A total of 275,000 shares of common stock have been reserved for issuance under the 2001 Executive Officer Plan. Terms of the 2001 Executive Officer Plan are comparable to the 1999 Executive Officer Plan. For the years ended December 31, 2001 and 2000, 58,783 and 4,710 shares were issued under the 1999 and 2001 Executive Officer Plans combined. At December 31, 2001, 236,507 shares were available for future issuance.

Stock Option Exchange Program

      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date, at least six months and one day from the date the old options were cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options will be the fair market value of the Company’s common stock on the date of grant. The new options will have the same vesting schedule as the old options and will be exercisable as to vested shares six months after the date of grant. The Exchange Program resulted in the voluntary cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information

      For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

			Period From
	Year Ended		September 1,
	December 31,		1999 to	Year Ended
			December 31,	August 31,
	2001	2000	1999	1999

Risk-free interest rate:
1999 Cricket Plan	7.0%	5.9%	6.6%	5.0%
1998 ESP Plan	4.7%	6.3%	5.7%	4.5%
All other plans	5.2%	6.0%	6.6%	5.0%
Volatility:
1999 Cricket Plan	109.0%	60.0%	0.0%	0.0%
1998 ESP Plan	109.0%	105.0%	55.0%	55.0%
All other plans	109.0%	60.0%	50.0%	50.0%
Dividend yield (all plans)	0.0%	0.0%	0.0%	0.0%
Expected life (years):
1999 Cricket Plan	5.0	5.0	6.0	6.0
1998 ESP Plan	0.5	0.5	0.5	0.5
All other plans	4.6	5.0	6.0	6.0

      The weighted average estimated grant date fair values of stock options were as follows:

			Period From
	Year Ended		September 1,
	December 31,		1999 to	Year Ended
			December 31,	August 31,
	2001	2000	1999	1999

Stock options granted at fair value:
1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan and 2001 Plan	$19.38	$33.53	$20.35	$1.57
1999 Cricket Plan (grants prior to merger)	$—	$2.99	$1.42	$0.12
1999 Cricket Plan (grants subsequent to merger)	$24.99	$28.31	$—	$—
1998 ESP Plan	$19.57	$35.64	$3.46	$2.37
Stock options granted above fair value:
2000 Plan	$10.70	$—	$—	$—

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s pro forma information is as follows (in thousands, except per share data):

			Period From
	Year Ended		September 1,
	December 31,		1999 to	Year Ended
			December 31,	August 31,
	2001	2000	1999	1999

Net loss:
As reported	$(483,297)	$(168)	$(75,846)	$(164,613)
Pro forma	$(524,810)	$(8,929)	$(76,815)	$(171,415)
Diluted net loss per common share:
As reported	$(14.27)	$(0.01)	$(4.01)	$(9.19)
Pro forma	$(15.50)	$(0.27)	$(4.06)	$(9.57)

Note 9. Commitments and Contingencies

      The Company has guaranteed to Qualcomm $33.0 million of the final $100 million of Pegaso’s outstanding working capital loans from Qualcomm. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At December 31, 2001, the outstanding balance under the working capital facility from Qualcomm was approximately $464.9 million, and approximately $616.3 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and the shareholders of Pegaso other than the Company to provide additional loan commitments to Pegaso of up to $160.0 million. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier. Pegaso and Telefonica have recently announced a nonbinding agreement pursuant to which the Company would sell its interest in Pegaso to Telefonica. Notwithstanding that announcement, there can be no assurance that additional capital can be raised or that a sale or other strategic arrangement can be completed. In connection with the January 2002 loan commitments from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by the Company, the Company can satisfy its obligations under this guarantee by delivering to Qualcomm Leap’s rights under the warrants it acquired in connection with the guarantee. If a definitive agreement is reached on the terms outlined in the nonbinding agreement announced by Pegaso and Telefonica, the Company would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and would satisfy its obligations under the guarantee by delivering to Qualcomm its rights under the warrants it acquired in connection with the guarantee.

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A. (“Endesa”) (Note 10). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against the Company for breach of representations and warranties under the purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and the Company expects it to remain unpaid until the issues related to the claims are resolved. The Company believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company was the winning bidder on 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom, Inc. is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to the Company of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to the Company, it will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. The Company cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to the Company specifically, will have on the Company.

      In connection with one of the Company’s acquisitions of wireless licenses for an aggregate of $18.3 million in cash and an $18.0 million promissory note (Note 10), the seller has asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment under the purchase agreement for such licenses of approximately $39.8 million. The arbitration concerning this claim is pending at this time. Under the terms of the purchase agreement, if the Company is obligated to pay a purchase price adjustment, the Company is entitled to pay such additional amounts in cash or Leap common stock, at the Company’s discretion. The Company believes the seller’s position is without merit, and the Company is vigorously defending against the claim of the seller.

      The Company’s wireless licenses include provisions that require the Company to satisfy buildout deadlines and certain geographic coverage requirements within five years and ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter or one-third of the population of the licensed service area, depending on the type of license. Because the Company obtained many of its wireless licenses from third parties subject to existing buildout requirements, several of the Company’s wireless licenses, with an aggregate carrying value of approximately $224 million at December 31, 2001, have initial buildout deadlines in 2002. The Company is currently carrying out plans to satisfy the minimum buildout requirements for these wireless licenses and expects to complete the requirements prior to their respective deadlines. Failure to comply with these buildout requirements could cause the revocation of some of the Company’s licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in 2002. Any subsequent expiration of such licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, management of the Company believes that the ultimate liability for such claims will not have a material adverse effect on the Company s consolidated financial position or results of operations.

      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks in the United

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

States. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

Year Ending December 31:

2002	$34,246
2003	33,992
2004	33,773
2005	29,823
2006	10,535
Thereafter	27,225

Total	$169,594

      Rent expense totaled $38.9 million, $5.5 million $0.9 million and $1.2 million for the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, respectively.

Note 10. Acquisitions and Dispositions

Chase Telecommunications Holdings

      In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. (“Chase Telecommunications Holdings”), including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant now exercisable to purchase 202,566 shares of the Company’s common stock at an aggregate exercise price of $1.0 million (which had a fair value of $15.3 million at the acquisition date), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million was allocated to property and equipment and other assets and $109.7 million was allocated to intangible assets. Intangible assets consist primarily of wireless licenses that are amortized over their estimated useful lives of 40 years following commencement of commercial service. In July 2001, Chase Telecommunications Holdings received 89,345 shares of the Company’s common stock upon exercising a portion of the warrant by surrendering 107,567 shares in payment of the exercise price.

      Unaudited pro forma results of operations are provided to reflect the acquisition as if it had occurred as of September 1, 1998 (in thousands, except per share data):

	Year Ended

	December 31,	August 31,
	2000	1999

Revenues	$53,288	$8,296

Income (loss) before extraordinary items	$2,811	$(171,192)

Net loss	$(1,926)	$(171,192)

Pro forma basic net loss per common share	$(0.08)	$(9.56)

Pro forma diluted net loss per common share	$(0.06)	$(9.56)

      The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cricket Communications Holdings

      On June 15, 2000, through a subsidiary merger, the Company acquired the remaining 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of the Company and Cricket Communications Holdings. Each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and non-assessable share of the Company’s common stock. As a result, 1,048,635 shares of the Company’s common stock were issued. The Company also assumed Chase Telecommunications Holdings’ warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of the Company’s common stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000 and was amortized over its estimated useful life of 20 years, through December 31, 2001. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company’s common stock. The Company recorded unearned stock-based compensation of $24.3 million for the excess of the fair value of the Company’s common stock on the date of the merger over the exercise price of the options exchanged. Amortization of stock-based compensation amounted to $5.5 million and $13.9 million for the years ended December 31, 2001 and 2000, respectively.

Wireless Licenses and Other Assets

      During the year ended December 31, 2001, the Company completed the purchase and exchange of wireless licenses and certain wireless technology assets for an aggregate of $232.0 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $110.2 million (including (1) a promissory note in the principal amount of $86.5 million which was paid in full in November 2001 and (2) a convertible note in the principal amount of $18.0 million with interest at the rate of 8.5% per annum, with principal and interest payable at maturity on June 15, 2002, with the right to convert irrevocably waived by the holder of the note in February 2002), and the issuance of 2,778,534 shares of the Company’s common stock with a fair value at the time of purchase of approximately $82.7 million. In addition, in November 2001, the Company completed the sale of a portion of its wireless licenses in Salt Lake City and Provo, Utah to Cingular Wireless LLC for approximately $138.1 million in cash, net of related costs.

Smartcom Disposition

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa in exchange for gross consideration of approximately $381.5 million, consisting of $156.8 million in cash, three promissory notes totaling $143.2 million, subject to certain post-closing adjustments, the repayment of intercompany debt due to Leap by Smartcom totaling $53.3 million, and the release of cash collateral posted by the Company securing Smartcom indebtedness of $28.2 million. The Company recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million during the quarter ended June 30, 2000. In February 2001, the Company sold one of the promissory notes, with an original principal amount of $58.2 million plus accrued interest, to a third party for $60.7 million. In June 2001, Endesa repaid $47.5 million of principal and accrued interest for the second promissory note. The remaining promissory note of $35.0 million note matured on June 2, 2001 and the Company expects it to remain unpaid until the issues related to indemnification claims of Endesa are resolved.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Unaudited pro forma results of operations are provided to reflect the acquisition of substantially all of the assets of Chase Telecommunications Holdings and the sale of Smartcom as if they had occurred as of September 1, 1998 (in thousands, except per share data):

	Year Ended

	December 31,	August 31,
	2000	1999

Revenues	$31,642	$4,389

Loss before extraordinary items	$(228,522)	$(135,450)

Net loss	$(232,944)	$(135,450)

Pro forma basic and diluted net loss per common share	$(9.17)	$(7.56)

      The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition and the sale occurred on the date indicated, or which may result in the future.

Note 11. Investments in and Loans Receivable from Wireless Operating Companies

      Commencing in June 1999, the Company began fully consolidating Smartcom as a result of the Company’s acquisition of the remaining 50% of Smartcom that it did not already own. Prior to June 1999, Smartcom was accounted for under the equity method. The Company recorded equity losses from Smartcom of $13.1 million during the year ended August 31, 1999.

      Prior to the Company’s acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million, $9.7 million and $20.9 million during the year ended December 31, 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999, respectively.

      At December 31, 2001, the Company owned 20.1% of the outstanding capital stock of Pegaso. The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In 2001, the Company invested an additional $20.5 million in Pegaso by purchasing convertible subordinated notes (the “Pegaso Notes”). The Pegaso Notes, due in January 2008, do not accrue interest and are subordinate to other indebtedness of Pegaso. The Pegaso Notes convert into equity of Pegaso on the earlier of December 31, 2002 or immediately prior to the consummation of an acquisition transaction as defined in the Pegaso Notes. In January 2002, Qualcomm and certain shareholders of Pegaso other than the Company made additional loan commitments to Pegaso of up to $160.0 million. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, the Company’s ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso. In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses as its investment in and loans to Pegaso were reduced to zero. In addition, equity losses have not been recorded to the extent of the Company’s $33.0 million guarantee to Qualcomm of Qualcomm’s working capital loans to Pegaso because the guarantee relates to the final $100 million of the working capital loans payable to Qualcomm. The Company recorded equity losses from Pegaso of $54.0 million, $68.2 million, $13.4 million and $23.6 million during the years ended December 31, 2001 and 2000, the period from September 1, 1999 to December 31, 1999 and the year ended August 31, 1999.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

	December 31,	December 31,
	2001	2000

Current assets	$97,687	$106,751
Non-current assets	813,156	678,628
Current liabilities	(601,259)	(300,424)
Non-current liabilities	(569,836)	(312,489)

Total stockholders’ capital (deficit)	(260,252)	172,466
Other stockholders’ share of capital (deficit)	(260,252)	137,775

Company’s share of capital (deficit)	$—	$34,691

Investment in and loans receivable from unconsolidated wireless operating company	$—	$34,691

			Period From
	Year Ended December 31,		September 1, 1999	Year Ended
			to December 31,	August 31,
	2001	2000	1999	1999

Operating revenues	$156,029	$80,909	$4,955	$8,190

Operating expenses	(470,526)	(318,329)	(70,804)	(153,062)
Other income (expense), net	(116,882)	(52,621)	(14,516)	(22,471)
Foreign currency transaction gains (losses), net	(2,834)	1,917	8,612	(1,489)

Net loss	(434,213)	(288,124)	(71,753)	(168,832)
Other stockholders’ share of net loss	(380,213)	(208,002)	(47,212)	(62,491)

Company’s share of net loss	(54,000)	(80,122)	(24,541)	(106,341)
Write-down of investments	—	—	—	(27,242)
Amortization of excess cost of investment	—	—	—	(630)
Elimination of intercompany transactions	—	1,498	1,464	6,671

Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	$(54,000)	$(78,624)	$(23,077)	$(127,542)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Comparative Financial Information

      The following is summarized results of operations and cash flows information for the periods from September 1, 1999 to December 31, 1999 and from September 1, 1998 to December 31, 1998 (unaudited) (in thousands):

	Period From	Period From
	September 1, 1999	September 1, 1998
	to December 31,	to December 31,
	1999	1998

		(unaudited)
Statement of Operations Information:
Operating revenues	$6,772	$—
Operating expenses	(36,439)	(5,502)

Operating loss	(29,667)	(5,502)
Equity in net loss of unconsolidated wireless operating companies	(23,077)	(19,908)
Other income (expense), net	(23,102)	(697)

Net loss	$(75,846)	$(26,107)

Basic and diluted net loss per common share	$(4.01)	$(1.48)

Cash Flows Information:
Operating activities:
Net loss	$(75,846)	$(26,107)
Equity in net loss of unconsolidated wireless operating companies	23,077	19,908
Other	21,199	(7,318)

Net cash used in operating activities	(31,570)	(13,517)

Investing activities:
Investments in and loans to unconsolidated wireless operating companies	(2,744)	(86,791)
Restricted cash equivalents	(20,500)	—
Other	(4,568)	(3,399)

Net cash used in investing activities	(27,812)	(90,190)

Financing activities:
Proceeds from long-term debt	61,650	23,315
Former parent company’s investment	—	95,268
Other	1,721	104

Net cash provided by financing activities	63,371	118,687

Effect of exchange rate changes on cash and cash equivalents	7,210	—
Effect of change in foreign company reporting lag on cash and cash equivalents	6,695	—

Net increase in cash and cash equivalents	$17,894	$14,980

Note 13. Segment and Geographic Data

      For the year ended December 31, 2001, the Company operated in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States. Prior to fiscal 2001, the Company’s reportable segments were Cricket in the United States and Pegaso in Mexico. As a result of the Company’s June 2000 sale of Smartcom, segment data excluded Smartcom. Prior period segment data has been reclassified to conform to the Company’s current year determination of its reportable segments.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

			As of
			December 31, 1999
			and for the
	As of and for the Year		Period From
	Ended December 31,		September 1, 1999	As of and for
			to December 31,	the Year Ended
	2001	2000	1999	August 31, 1999

Revenues:
United States	$255,164	$28,672	$—	$—
Other countries	—	21,645	6,772	3,907

Total consolidated revenues	$255,164	$50,317	$6,772	$3,907

Long-Lived Assets:
United States	$1,182,168	$734,782	$33,147	$23,599
Other countries	—	34,691	240,477	264,369

Total consolidated long-lived assets	$1,182,168	$769,473	$273,624	$287,968

Note 14. Selected Quarterly Financial Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Summarized quarterly data for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

	Year Ended December 31, 2001

	Q1	Q2	Q3	Q4

Revenues	$36,753	$47,846	$66,693	$103,872
Operating loss(1)	(62,899)	(77,143)	(111,391)	(33,085)
Net loss(1)	(114,385)	(128,530)	(160,742)	(79,640)
Basic and diluted net loss per common share	$(3.88)	$(3.91)	$(4.43)	$(2.17)

	Year Ended December 31, 2000

	Q1	Q2	Q3	Q4

Revenues(2)	$9,991	$18,524	$7,540	$14,262
Operating loss(2)	(33,385)	(40,511)	(25,596)	(67,807)
Income (loss) before extraordinary items(3)	(72,403)	234,575	(54,072)	(103,531)
Net income (loss)(3)	(76,825)	234,260	(54,072)	(103,531)
Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(3.23)	$9.18	$(2.04)	$(3.82)
Extraordinary loss	(0.20)	(0.01)	—	—

Net income (loss)	$(3.43)	$9.17	$(2.04)	$(3.82)

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(3.23)	$7.21	$(2.04)	$(3.82)
Extraordinary loss	(0.20)	(0.01)	—	—

Net income (loss)	$(3.43)	$7.20	$(2.04)	$(3.82)

(1)	The decrease in the operating loss and net loss in the fourth quarter of the year ended December 31, 2001 was primarily due to a gain on sale of wireless licenses of $136.3 million.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The decrease in revenues and operating loss from the second quarter to the third quarter of the year ended December 31, 2000 was due to the Company’s sale of Smartcom in June 2000.

(3)	Net income resulted in the second quarter of the year ended December 31, 2000 due to the net gain recorded on the Company’s sale of Smartcom in June 2000.

Note 15. Subsequent Events

      In March 2002, Cricket Communications amended its vendor financing agreements with Ericsson, Lucent and Nortel to revise certain covenants. The vendor covenants, as defined in the vendor credit facilities, generally measure the consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’ business.

      Prior to the March 2002 amendments, the first measurement dates for the consolidated EBITDA to cash interest ratio and the total indebtedness to annualized EBITDA ratio were December 31, 2002 and January 1, 2003, respectively. The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant such that it is first measured at March 31, 2003. The March 2002 amendments also delay the initial compliance ratio of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) such that this ratio now is first measured at June 30, 2003. The maximum capital expenditures that Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the amendments delay the initial measurements of existing EBITDA covenants, Cricket Communications agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’ business, to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million at the end of the second, third and fourth quarters of 2002, respectively, and positive $45.0 million at the end of the first quarter of 2003. Cricket Communications also paid amendment fees of approximately $6.4 million to the vendors.

      Cricket Communications also agreed to amend its equipment purchase agreement with Nortel. Nortel has agreed to accept purchase orders from Cricket Communications in the same manner that it accepts purchase orders from other customers up to a total of $234 million, which is approximately the amount of the cumulative purchase orders that Cricket Communications expects to tender for purchase from Nortel from August 2000 through the end of 2002. Nortel may, in its discretion, accept or reject purchase orders from Cricket Communications in excess of $234 million. Nortel’s financing commitment remains in place for purchase orders it accepts and for certain third party costs, accrued interest, and fees.

      In March 2002, the FCC announced that it will refund to the Company approximately $60 million of the Company’s deposit with the FCC related to Auction 35, in addition to the approximately $15 million refunded earlier in 2002.

Note 16. Subsidiary Guarantee

      The Company’s Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings. Because Cricket Communications Holdings is wholly-owned by the Company and the guarantee provided by Cricket Communications Holdings is full and unconditional, full financial statements of Cricket Communications Holdings are not required to be issued. Condensed consolidating financial information of Leap, Cricket Communications Holdings and non-guarantor subsidiaries of Leap as of December 31, 2001 and 2000, for the years ended December 31, 2001 and 2000, for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the Cricket Communications Holdings financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2001 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$141,746	$—	$101,233	$—	$242,979
Short-term investments	30,672	—	50,433	—	81,105
Restricted short-term investments	27,628	—	—	—	27,628
Inventories	—	—	45,338	—	45,338
Notes receivable, net	—	—	33,284	—	33,284
Other current assets	659	—	21,385	—	22,044

Total current assets	200,705	—	251,673	—	452,378
Property and equipment, net	11,556	—	1,100,728	—	1,112,284
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	547,916	(61,660)	—	(486,256)	—
Wireless licenses, net	18,853	—	699,369	—	718,222
Goodwill and other intangible assets, net	4,661	—	73,841	(34,889)	43,613
Restricted investments	13,127	—	—	—	13,127
Deposits for wireless licenses	85,000	—	—	—	85,000
Other assets	20,216	—	6,055	—	26,271

Total assets	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,794	$—	$159,411	$(18,510)	$147,695
Current portion of long-term debt	—	—	26,049	—	26,049
Other current liabilities	29,864	—	25,979	—	55,843

Total current liabilities	36,658	—	211,439	(18,510)	229,587
Long-term debt	506,233	—	1,170,612	—	1,676,845
Other long-term liabilities	703	—	185,320	—	186,023

Total liabilities	543,594	—	1,567,371	(18,510)	2,092,455

Stockholders’ Equity:
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,337	594,667	1,215,925	(1,810,592)	1,148,337
Unearned stock-based compensation	(5,138)	—	(5,138)	5,138	(5,138)
Accumulated deficit	(786,195)	(656,327)	(647,932)	1,304,259	(786,195)
Accumulated other comprehensive income	1,432	—	1,440	(1,440)	1,432

Total stockholders’ equity	358,440	(61,660)	564,295	(502,635)	358,440

Total liabilities and stockholders’ equity	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2000 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$106,504	$—	$232,374	$—	$338,878
Short-term investments	16,237	—	182,869	—	199,106
Restricted short-term investments	28,129	—	—	—	28,129
Inventories	—	—	9,032	—	9,032
Notes receivable, net	—	—	138,907	—	138,907
Other current assets	1,631	—	11,115	—	12,746

Total current assets	152,501	—	574,297	—	726,798
Property and equipment, net	5,763	—	424,430	—	430,193
Investments in subsidiaries and unconsolidated wireless operating company	705,455	338,418	34,691	(1,043,873)	34,691
Wireless licenses, net	25,107	—	240,528	—	265,635
Goodwill and other intangible assets, net	3,800	—	61,162	(34,665)	30,297
Restricted investments	37,342	—	—	—	37,342
Deposits for wireless licenses	91,772	—	—	—	91,772
Other assets	22,268	—	8,411	—	30,679

Total assets	$1,044,008	$338,418	$1,343,519	$(1,078,538)	$1,647,407

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$8,618	$—	$57,150	$(7,033)	$58,735
Other current liabilities	12,319	—	53,371	—	65,690

Total current liabilities	20,937	—	110,521	(7,033)	124,425
Long-term debt	438,143	—	459,735	—	897,878
Other long-term liabilities	1,670	—	40,176	—	41,846

Total liabilities	460,750	—	610,432	(7,033)	1,064,149

Stockholders’ Equity:
Common stock	3	—	—	—	3
Additional paid-in capital	893,401	539,578	812,863	(1,352,441)	893,401
Unearned stock-based compensation	(10,019)	—	(10,019)	10,019	(10,019)
Accumulated deficit	(302,898)	(201,160)	(72,470)	273,630	(302,898)
Accumulated other comprehensive income	2,771	—	2,713	(2,713)	2,771

Total stockholders’ equity	583,258	338,418	733,087	(1,071,505)	583,258

Total liabilities and stockholders’ equity	$1,044,008	$338,418	$1,343,519	$(1,078,538)	$1,647,407

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2001 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$215,917	$—	$215,917
Equipment revenues	—	—	39,247	—	39,247

Total revenues	—	—	255,164	—	255,164

Operating expenses:
Cost of service	(1,382)	—	(102,813)	9,685	(94,510)
Cost of equipment	—	—	(202,355)	—	(202,355)
Selling, general and administrative expenses	(32,581)	—	(234,692)	—	(267,273)
Depreciation and amortization	(3,514)	—	(115,663)	—	(119,177)

Total operating expenses	(37,477)	—	(655,523)	9,685	(683,315)
Gains on sale of wireless licenses	30,568	—	113,065	—	143,633

Operating loss	(6,909)	—	(287,294)	9,685	(284,518)
Equity in net loss of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	(403,120)	(455,167)	(54,000)	858,287	(54,000)
Interest income	14,001	—	12,423	—	26,424
Interest expense	(96,731)	—	(81,336)	—	(178,067)
Foreign currency transaction losses, net	—	—	(1,257)	—	(1,257)
Other income, net	8,609	—	9,519	(9,685)	8,443

Loss before income taxes	(484,150)	(455,167)	(401,945)	858,287	(482,975)
Income taxes	853	—	(1,175)	—	(322)

Net loss	$(483,297)	$(455,167)	$(403,120)	$858,287	$(483,297)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2000 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$40,599	$—	$40,599
Equipment revenues	—	—	9,718	—	9,718

Total revenues	—	—	50,317	—	50,317

Operating expenses:
Cost of service	—	—	(22,111)	1,290	(20,821)
Cost of equipment	—	—	(54,883)	—	(54,883)
Selling, general and administrative expenses	(35,233)	—	(82,116)	—	(117,349)
Depreciation and amortization	(815)	—	(23,748)	—	(24,563)

Total operating expenses	(36,048)	—	(182,858)	1,290	(217,616)

Operating loss	(36,048)	—	(132,541)	1,290	(167,299)
Equity in net income (loss) of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	110,229	(110,762)	(78,624)	533	(78,624)
Interest income	23,490	1,503	23,484	—	48,477
Interest expense	(81,622)	—	(30,736)	—	(112,358)
Foreign currency transaction gains, net	361	—	13,605	—	13,966
Gain on sale of wholly-owned subsidiary	(4,484)	—	317,916	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602	—	32,602
Other income, net	2,021	—	1,182	(1,290)	1,913

Income (loss) before income taxes and extraordinary items	13,947	(109,259)	146,888	533	52,109
Income taxes	(9,693)	—	(37,847)	—	(47,540)

Income (loss) before extraordinary items	4,254	(109,259)	109,041	533	4,569
Extraordinary loss on early extinguishment of debt	(4,422)	—	(315)	—	(4,737)

Net income (loss)	$(168)	$(109,259)	$108,726	$533	$(168)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Period From September 1, 1999 to December 31, 1999 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$6,733	$—	$6,733
Equipment revenues	—	—	39	—	39

Total revenues	—	—	6,772	—	6,772

Operating expenses:
Cost of service	—	—	(2,409)	—	(2,409)
Cost of equipment	—	—	(7,760)	—	(7,760)
Selling, general and administrative expenses	(4,883)	—	(14,461)	—	(19,344)
Depreciation and amortization	(212)	—	(6,714)	—	(6,926)

Total operating expenses	(5,095)	—	(31,344)	—	(36,439)

Operating loss	(5,095)	—	(24,572)	—	(29,667)
Equity in net loss of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	(62,351)	(15,822)	(23,077)	78,173	(23,077)
Interest income	1,022	—	(258)	—	764
Interest expense	(6,196)	—	(6,087)	—	(12,283)
Foreign currency transaction losses, net	—	—	(8,247)	—	(8,247)
Other expense, net	(3,226)	—	(110)	—	(3,336)

Net loss	$(75,846)	$(15,822)	$(62,351)	$78,173	$(75,846)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended August 31, 1999 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$3,619	$—	$3,619
Equipment revenues	—	—	288	—	288

Total revenues	—	—	3,907	—	3,907

Operating expenses:
Cost of service	—	—	(1,355)	—	(1,355)
Cost of equipment	—	—	(2,455)	—	(2,455)
Selling, general and administrative expenses	(17,004)	—	(11,741)	—	(28,745)
Depreciation and amortization	(563)	—	(5,261)	—	(5,824)

Total operating expenses	(17,567)	—	(20,812)	—	(38,379)

Operating loss	(17,567)	—	(16,905)	—	(34,472)
Equity in net loss of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	(150,897)	(37,436)	(127,542)	188,333	(127,542)
Interest income	960	—	1,545	—	2,505
Interest expense	(6,102)	—	(4,254)	—	(10,356)
Foreign currency transaction losses, net	—	—	(7,211)	—	(7,211)
Gain on sale of wholly-owned subsidiary	9,097	—	—	—	9,097
Gain on issuance of stock by unconsolidated wireless operating company	—	—	3,609	—	3,609
Other expense, net	(104)	—	(139)	—	(243)

Net loss	$(164,613)	$(37,436)	$(150,897)	$188,333	$(164,613)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2001 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(77,675)	$—	$(232,739)	$—	$(310,414)

Investing activities:
Purchase of property and equipment	(15,126)	—	(199,187)	—	(214,313)
Investment in and loans to subsidiary and unconsolidated wireless operating company	(240,542)	—	—	220,000	(20,542)
Dividends received from subsidiaries	361,218	—	—	(361,218)	—
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of and deposits for wireless licenses	(230,876)	—	(12,163)	—	(243,039)
Net proceeds from the sale of wireless licenses	142,173	—	—	—	142,173
Purchase of investments	(45,528)	—	(153,216)	—	(198,744)
Sale and maturity of investments	36,143	—	284,294	—	320,437
Restricted investments, net	26,799	—	—	—	26,799
Sale and repayment of notes receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	30,007	—	25,752	(141,218)	(85,459)

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	—	217,064	—	217,064
Repayment of short-term and long-term debt	(88,350)	—	—	—	(88,350)
Parent’s investment	—	—	220,000	(220,000)	—
Dividends paid to parent	—	—	(361,218)	361,218	—
Issuance of common stock, net	171,260	—	—	—	171,260

Net cash provided by financing activities	82,910	—	75,846	141,218	299,974

Net increase (decrease) in cash and cash equivalents	35,242	—	(131,141)	—	(95,899)
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$141,746	$—	$101,233	$—	$242,979

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2000 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(43,328)	$1,503	$(49,317)	$9,765	$(81,377)

Investing activities:
Purchase of property and equipment	(1,944)	—	(70,301)	—	(72,245)
Investments in and loans to subsidiaries and unconsolidated wireless operating companies	(400,536)	(370,161)	(11,033)	763,197	(18,533)
Acquisitions, net of cash acquired	(4,475)	—	(1,327)	—	(5,802)
Purchase of and deposits for wireless licenses	(99,934)	—	(79,219)	—	(179,153)
Net proceeds from disposal of subsidiaries	4,311	—	210,144	—	214,455
Purchase of investments	(125,657)	—	(207,330)	—	(332,987)
Sale and maturity of investments	104,410	—	24,130	—	128,540
Restricted investments, net	(44,921)	—	—	—	(44,921)

Net cash used in investing activities	(568,746)	(370,161)	(134,936)	763,197	(310,646)

Financing activities:
Proceeds from issuance of senior and senior discount notes	550,102	—	—	—	550,102
Proceeds from loans payable to banks and long-term debt	31,022	—	28,302	—	59,324
Repayment of loans payable to banks and long-term debt	(226,708)	—	(21,496)	—	(248,204)
Issuance of common stock, net	341,949	—	3,738	(3,738)	341,949
Payment of debt financing costs	(13,500)	—	(1,722)	—	(15,222)
Parent company investment and advances	—	368,658	400,566	(769,224)	—
Book overdraft	—	—	13,386	—	13,386

Net cash provided by financing activities	682,865	368,658	422,774	(772,962)	701,335

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,998)	—	(8,998)
Effect of change in foreign company reporting lag on cash and cash equivalents	—	—	(5,545)	—	(5,545)

Net increase in cash and cash equivalents	70,791	—	223,978	—	294,769
Cash and cash equivalents at beginning of period	35,713	—	8,396	—	44,109

Cash and cash equivalents at end of period	$106,504	$—	$232,374	$—	$338,878

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Period From September 1, 1999 to December 31, 1999 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(5,620)	$—	$(28,551)	$2,601	$(31,570)

Investing activities:
Purchase of property and equipment	(50)	—	(4,518)	—	(4,568)
Investments in and loans to subsidiaries and unconsolidated wireless operating companies	(18,990)	(11,087)	(11,744)	39,077	(2,744)
Restricted cash equivalents	(20,500)	—	—	—	(20,500)

Net cash used in investing activities	(39,540)	(11,087)	(16,262)	39,077	(27,812)

Financing activities:
Proceeds from loans payable to bank and long-term debt	61,650	—	28,290	(28,290)	61,650
Issuance of common stock, net	1,721	—	—	—	1,721
Parent company investment and advances	—	11,087	2,301	(13,388)	—

Net cash provided by financing activities	63,371	11,087	30,591	(41,678)	63,371

Effect of exchange rate changes on cash and cash equivalents	—	—	7,210	—	7,210
Effect of change in foreign company reporting lag on cash and cash equivalents	—	—	6,695	—	6,695

Net increase (decrease) in cash and cash equivalents	18,211	—	(317)	—	17,894
Cash and cash equivalents at beginning of period	17,502	—	8,713	—	26,215

Cash and cash equivalents at end of period	$35,713	$—	$8,396	$—	$44,109

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended August 31, 1999 (in thousands):

		Cricket
		Communications	Non-Guarantor
	Leap	Holdings	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(17,286)	$—	$(16,819)	$—	$(34,105)

Investing activities:
Purchase of property and equipment	(3,182)	—	(753)	—	(3,935)
Investments in and loans to subsidiaries and unconsolidated wireless operating companies	(186,707)	(33,969)	(159,484)	255,689	(124,471)
Acquisition, net of cash acquired	—	—	(26,942)	—	(26,942)
Purchase of and deposits for wireless licenses	—	—	(19,009)	—	(19,009)
Net proceeds from disposal of subsidiary	16,024	—	—	—	16,024

Net cash used in investing activities	(173,865)	(33,969)	(206,188)	255,689	(158,333)

Financing activities:
Proceeds from loan payable to bank and long-term debt	128,584	—	16,720	(10,000)	135,304
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Issuance of common stock	2,301	1,103	—	—	3,404
Parent company investment and advances	95,268	32,866	212,823	(245,689)	95,268

Net cash provided by financing activities	208,653	33,969	229,543	(255,689)	216,476

Effect of exchange rate changes on cash and cash equivalents	—	—	2,177	—	2,177

Net increase in cash and cash equivalents	17,502	—	8,713	—	26,215
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$17,502	$—	$8,713	$—	$26,215

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is set forth in the section entitled “Proposal 1 — Election of Directors” in Leap’s definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of Leap’s fiscal year ended December 31, 2001, and is incorporated in this report by reference.

Item 11. Executive Compensation

      The information required by this Item is set forth in the section entitled “Executive Compensation” in Leap’s definitive Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Leap’s definitive Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in Leap’s definitive Proxy Statement and is incorporated in this report by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2001

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000, for the period from September 1, 1999 to December 31, 1999 and for the year ended August 31, 1999

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:

Exhibit
Number	Description of Exhibit

2.1(1)	Share Purchase Agreement, dated as of June 2, 2000 among Endesa S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
3.3.1(6)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
4.1(3)	Form of Common Stock Certificate.
4.2(7)	Letter, dated as of March 5, 1999, from Qualcomm Incorporated to the Registrant.
4.2.1(8)	Superceding Warrant, dated as of August 9, 1999, issued to Qualcomm Incorporated.
4.2.2(8)	Form of Voting Agreement, dated as of August 9, 1999, between the Registrant and various officers and directors of Qualcomm Incorporated.
4.2.3(8)	Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm Incorporated.
4.3(5)	Rights Agreement, dated as of September 14, 1998, between the Registrant and Harris Trust Company of California.
4.3.1(2)	First Amendment to Rights Agreement, dated as of February 8, 2000, between the Registrant and Harris Trust Company of California.
4.3.2(2)	Second Amendment to Rights Agreement, dated as of March 30, 2000, between the Registrant and Harris Trust Company of California.
4.4(9)	Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including Form of Warrant Certificate).
4.5(9)	Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between the Registrant and Morgan Stanley & Co. Incorporated.
4.6(9)	Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).
4.6.1(10)	Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.7(9)	Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.
4.8(9)	Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.
10.1(11)	Separation and Distribution Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.1.1(8)	First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.2(11)	Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.2.1(8)	First Amendment to Master Agreement Regarding Equipment Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.3(12)	1998 Stock Option Plan, as amended through April 13, 1999.
10.3.1(3)	Form of non-qualified/incentive stock option under the 1998 Stock Option Plan.

Exhibit
Number	Description of Exhibit

10.3.2(3)	Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant’s common stock.
10.4(3)	Form of the Registrant’s 1998 Non-Employee Directors’ Stock Option Plan.
10.4.1(3)	Form of non-qualified stock option under the 1998 Non-Employee Directors’ Stock Option Plan.
10.5(13)	Leap Wireless International, Inc. 1998 Employee Stock Purchase Plan, as amended.
10.6(3)	Assignment and Assumption of Lease dated August 11, 1998 between Qualcomm Incorporated and Vaxa International, Inc.
10.7(3)	Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers.
10.8(14)	Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and the Registrant.
10.9(8)	Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.9.1(9)	Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).
10.9.2(8)	Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.10(8)	Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.
10.11(15)	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.1(16)	Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.2(16)	Form of Amendment # to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.3(6)	Schedule to Form of Amendment # to System Equipment Purchase Agreement.
10.11.4(6)	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12(17)	Second Amended and Restated Deferred Payment Agreement, dated October 12, 1999, among Chilesat Telefonia Personal S.A., Inversiones Leap Chile S.A., and Qualcomm Incorporated, as Vendor, Administrative Agent and Collateral Agent Subsidiaries of the Registrant.
10.13(18)	Executive Officer Deferred Stock Plan.
10.14(4)	Leap Wireless International, Inc. 2000 Stock Option Plan.
10.14.1(16)	Form of non-qualified/incentive stock option under the Leap Wireless International, Inc. 2000 Stock Option Plan.

Exhibit
Number	Description of Exhibit

10.15(10)	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16(10)	System Equipment Purchase Agreement, effective as of August 28, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.1(19)†	Amendment No. 1 to System Equipment Purchase Agreement, effective as of December 26, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.2(19)†	Amendment No. 2 to System Equipment Purchase Agreement, effective as of September 17, 2001, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.3*†	Amendment No. 3 to System Equipment Purchase Agreement, effective as of March 26, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17(10)	Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.1(10)	First Amendment, dated as of October 20, 2000, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).
10.17.2(19)	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.
10.17.3*†	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.4*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 hereto.)

Exhibit
Number	Description of Exhibit

10.18(10)	Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.1(19)	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent.
10.18.2*†	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.3*	First Amendment, dated as of January 27, 2000, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.18.4*	Amendment and Waiver, dated as of October 27, 2000, to the Parent Agreement, dated as of November 24, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.18.5*	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.19(10)	Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.1(6)	Amendment No. 1 to Credit Agreement, dated as of February 5, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc. and Ericsson Credit AB, as Administrative Agent and Lender. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.2(6)	Amendment No. 2 to Credit Agreement, dated as of February 28, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, individually and as Administrative Agent.
10.19.3(19)	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.

Exhibit
Number	Description of Exhibit

10.19.4*†	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.5*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 hereto.)
10.20(6)	Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.
10.20.1(6)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
10.20.2(6)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.
10.21(20)	Amended and Restated Common Stock Purchase Agreement, effective as of December 20, 2000, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
10.22(16)	Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent.
10.22.1(21)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.22.2(21)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.23(16)	Pledge Agreement, dated as of January 22, 2001, between the Registrant and Citibank, N.A., as the Collateral Agent.
10.24(13)	Leap Wireless International, Inc. 2001 Executive Officer Deferred Bonus Stock Plan.
10.25(6)	Leap Wireless International, Inc. 2001 Non-Qualified Stock Option Plan.
10.26(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Harvey P. White.
10.27(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Susan G. Swenson.
10.28(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and James E. Hoffmann.
10.29(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Stewart D. Hutcheson.
10.30(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Daniel O. Pegg.
10.31(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Leonard C. Stephens.
10.32*	Change in Control Agreement dated as of September 7, 2001 between the Registrant and Glenn Umetsu.

Exhibit
Number	Description of Exhibit

10.33(21)	Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.
10.34*	Promissory Note, dated May 31, 2000, by Glenn Umetsu in favor of the Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	Filed herewith.

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated June 2, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-59460) dated April 24, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/ A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the SEC on November 13, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388) dated March 28, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K

      (1) Current Report on Form 8-K, dated October 24, 2001, filed with the SEC on October 24, 2001, and Amendment No. 1 thereto, filed with the SEC on October 25, 2001. Item 5 reported, relating to Leap having announced its earnings for the fiscal quarter ended September 30, 2001.

      (2) Current Report on Form 8-K, dated November 14, 2001, filed with the SEC on November 15, 2001. Item 5 reported, relating to Leap having announced that it had completed the previously announced sale of wireless licenses for 15 MHz of its spectrum in Salt Lake City and Provo, Utah, to Cingular Wireless LLC for $140.0 million in cash.

      (3) Current Report on Form 8-K, dated November 16, 2001, filed with the SEC on November 16, 2001. Item 5 reported, relating to Leap having announced the settlement reached between various parties, including the Federal Communications Commission (the “FCC”), NextWave Telecom, Inc. and Leap and other wireless carriers, regarding the wireless operating licenses auctioned by the FCC in Auction 35, which concluded in January 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

March 28, 2002

By:	/s/ HARVEY P. WHITE

Harvey P. White,
Chief Executive Officer, Interim Chief Financial Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARVEY P. WHITE Harvey P. White	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 28, 2002
/s/ SUSAN G. SWENSON Susan G. Swenson	President, Chief Operating Officer and Director	March 28, 2002
/s/ MANFORD LEONARD Manford Leonard	Vice President and Corporate Controller (Chief Accounting Officer)	March 28, 2002
/s/ JILL E. BARAD Jill E. Barad	Director	March 28, 2002
/s/ THOMAS J. BERNARD Thomas J. Bernard	Vice Chairman and Director	March 28, 2002
/s/ ANTHONY R. CHASE Anthony R. Chase	Director	March 28, 2002
Robert C. Dynes	Director	March , 2002
/s/ SCOT B. JARVIS Scot B. Jarvis	Director	March 28, 2002
/s/ THOMAS A. PAGE Thomas A. Page	Director	March 28, 2002
/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	March 28, 2002
/s/ JEFFREY P. WILLIAMS Jeffrey P. Williams	Director	March 28, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1(1)	Share Purchase Agreement, dated as of June 2, 2000 among Endesa S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
3.3.1(6)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
4.1(3)	Form of Common Stock Certificate.
4.2(7)	Letter, dated as of March 5, 1999, from Qualcomm Incorporated to the Registrant.
4.2.1(8)	Superceding Warrant, dated as of August 9, 1999, issued to Qualcomm Incorporated.
4.2.2(8)	Form of Voting Agreement, dated as of August 9, 1999, between the Registrant and various officers and directors of Qualcomm Incorporated.
4.2.3(8)	Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm Incorporated.
4.3(5)	Rights Agreement, dated as of September 14, 1998, between the Registrant and Harris Trust Company of California.
4.3.1(2)	First Amendment to Rights Agreement, dated as of February 8, 2000, between the Registrant and Harris Trust Company of California.
4.3.2(2)	Second Amendment to Rights Agreement, dated as of March 30, 2000, between the Registrant and Harris Trust Company of California.
4.4(9)	Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including Form of Warrant Certificate).
4.5(9)	Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between the Registrant and Morgan Stanley & Co. Incorporated.
4.6(9)	Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).
4.6.1(10)	Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.7(9)	Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.
4.8(9)	Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.
10.1(11)	Separation and Distribution Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.1.1(8)	First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.2(11)	Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.2.1(8)	First Amendment to Master Agreement Regarding Equipment Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.3(12)	1998 Stock Option Plan, as amended through April 13, 1999.
10.3.1(3)	Form of non-qualified/incentive stock option under the 1998 Stock Option Plan.

Exhibit
Number	Description of Exhibit

10.3.2(3)	Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant’s common stock.
10.4(3)	Form of the Registrant’s 1998 Non-Employee Directors’ Stock Option Plan.
10.4.1(3)	Form of non-qualified stock option under the 1998 Non-Employee Directors’ Stock Option Plan.
10.5(13)	Leap Wireless International, Inc. 1998 Employee Stock Purchase Plan, as amended.
10.6(3)	Assignment and Assumption of Lease dated August 11, 1998 between Qualcomm Incorporated and Vaxa International, Inc.
10.7(3)	Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers.
10.8(14)	Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and the Registrant.
10.9(8)	Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.9.1(9)	Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).
10.9.2(8)	Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.10(8)	Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.
10.11(15)	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.1(16)	Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.2(16)	Form of Amendment # to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.11.3(6)	Schedule to Form of Amendment # to System Equipment Purchase Agreement.
10.11.4(6)	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12(17)	Second Amended and Restated Deferred Payment Agreement, dated October 12, 1999, among Chilesat Telefonia Personal S.A., Inversiones Leap Chile S.A., and Qualcomm Incorporated, as Vendor, Administrative Agent and Collateral Agent Subsidiaries of the Registrant.
10.13(18)	Executive Officer Deferred Stock Plan.
10.14(4)	Leap Wireless International, Inc. 2000 Stock Option Plan.
10.14.1(16)	Form of non-qualified/incentive stock option under the Leap Wireless International, Inc. 2000 Stock Option Plan.

Exhibit
Number	Description of Exhibit

10.15(10)	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16(10)	System Equipment Purchase Agreement, effective as of August 28, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.1(19)†	Amendment No. 1 to System Equipment Purchase Agreement, effective as of December 26, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.2(19)†	Amendment No. 2 to System Equipment Purchase Agreement, effective as of September 17, 2001, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.3*†	Amendment No. 3 to System Equipment Purchase Agreement, effective as of March 26, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17(10)	Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.1(10)	First Amendment, dated as of October 20, 2000, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).
10.17.2(19)	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.
10.17.3*†	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.4*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 hereto.)

Exhibit
Number	Description of Exhibit

10.18(10)	Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.1(19)	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent.
10.18.2*†	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.3*	First Amendment, dated as of January 27, 2000, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.18.4*	Amendment and Waiver, dated as of October 27, 2000, to the Parent Agreement, dated as of November 24, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.18.5*	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.19(10)	Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.1(6)	Amendment No. 1 to Credit Agreement, dated as of February 5, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc. and Ericsson Credit AB, as Administrative Agent and Lender. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.2(6)	Amendment No. 2 to Credit Agreement, dated as of February 28, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, individually and as Administrative Agent.
10.19.3(19)	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.

Exhibit
Number	Description of Exhibit

10.19.4*†	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.5*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 hereto.)
10.20(6)	Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.
10.20.1(6)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
10.20.2(6)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.
10.21(20)	Amended and Restated Common Stock Purchase Agreement, effective as of December 20, 2000, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
10.22(16)	Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent.
10.22.1(21)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.22.2(21)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.23(16)	Pledge Agreement, dated as of January 22, 2001, between the Registrant and Citibank, N.A., as the Collateral Agent.
10.24(13)	Leap Wireless International, Inc. 2001 Executive Officer Deferred Bonus Stock Plan.
10.25(6)	Leap Wireless International, Inc. 2001 Non-Qualified Stock Option Plan.
10.26(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Harvey P. White.
10.27(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Susan G. Swenson.
10.28(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and James E. Hoffmann.
10.29(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Stewart D. Hutcheson.
10.30(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Daniel O. Pegg.
10.31(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Leonard C. Stephens.
10.32*	Change in Control Agreement dated as of September 7, 2001 between the Registrant and Glenn Umetsu.

Exhibit
Number	Description of Exhibit

10.33(21)	Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.
10.34*	Promissory Note, dated May 31, 2000, by Glenn Umetsu in favor of the Registrant.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.

*	Filed herewith.

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated June 2, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-59460) dated April 24, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/ A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the SEC on November 13, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388) dated March 28, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.