Form 10-Q
period 2002-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2002-05-14
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒  No ☐

      The number of shares of registrant’s common stock outstanding on May 6, 2002 was 37,546,907.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2002

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$120,700	$242,979
Short-term investments	77,524	81,105
Restricted cash equivalents and short-term investments	62,793	27,628
Inventories	35,808	45,338
Other current assets	16,162	22,044

Total current assets	312,987	419,094
Property and equipment, net	1,206,621	1,112,284
Wireless licenses, net	718,206	718,222
Goodwill, net	26,919	26,919
Other intangible assets, net	14,969	16,694
Restricted investments	—	13,127
Deposit for wireless licenses	70,283	85,000
Other assets	67,165	59,555

Total assets	$2,417,150	$2,450,895

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$84,449	$147,695
Current portion of long-term debt	59,672	26,049
Other current liabilities	69,911	55,843

Total current liabilities	214,032	229,587
Long-term debt	1,871,176	1,676,845
Other long-term liabilities	168,659	186,023

Total liabilities	2,253,867	2,092,455

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 37,316,663 and 36,979,664 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	4	4
Additional paid-in capital	1,148,857	1,148,337
Unearned stock-based compensation	(3,416)	(5,138)
Accumulated deficit	(982,842)	(786,195)
Accumulated other comprehensive income	680	1,432

Total stockholders’ equity	163,283	358,440

Total liabilities and stockholders’ equity	$2,417,150	$2,450,895

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months
	Ended March 31,

	2002	2001

Revenues:
Service revenues	$128,020	$25,655
Equipment revenues	12,161	11,098

Total revenues	140,181	36,753

Operating expenses:
Cost of service	(41,891)	(12,226)
Cost of equipment	(84,011)	(30,938)
Selling and marketing	(30,159)	(17,015)
General and administrative	(49,994)	(24,686)
Depreciation and amortization	(61,888)	(14,787)

Total operating expenses	(267,943)	(99,652)
Gain on sale of wireless license	364	—

Operating loss	(127,398)	(62,899)
Equity in net loss of unconsolidated wireless operating company	—	(26,182)
Interest income	1,760	10,899
Interest expense	(52,909)	(37,611)
Other income, net	92	2,341

Loss before income taxes	(178,455)	(113,452)
Income taxes	(18,192)	(933)

Net loss	$(196,647)	$(114,385)

Other comprehensive loss:
Foreign currency translation losses	—	(318)
Unrealized holding gains (losses) on investments, net	(752)	352

Comprehensive loss	$(197,399)	$(114,351)

Basic and diluted net loss per common share	$(5.32)	$(3.88)

Shares used in per share calculations:
Basic and diluted	36,998	29,462

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net cash used in operating activities	$(100,909)	$(78,577)

Investing activities:
Purchase of property and equipment	(35,284)	(29,574)
Acquisitions, net of cash acquired	—	(2,900)
Refund of deposits for and purchase of wireless licenses	14,720	(4,761)
Proceeds from the sale of wireless license	380	—
Purchase of investments	(99,412)	(85,771)
Sale and maturity of investments	100,114	71,492
Restricted cash equivalents and investments, net	(21,526)	(942)
Sale of note receivable	—	60,678
Other	—	(2,179)

Net cash provided by (used in) investing activities	(41,008)	6,043

Financing activities:
Proceeds from long-term debt	25,881	20,940
Repayment of long-term debt	(613)	(451)
Issuance of common stock	319	55,756
Payment of debt financing costs	(5,949)	—

Net cash provided by financing activities	19,638	76,245

Net increase (decrease) in cash and cash equivalents	(122,279)	3,711
Cash and cash equivalents at beginning of period	242,979	338,878

Cash and cash equivalents at end of period	$120,700	$342,589

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company” or “Leap”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Cricket service is operated by the Company’s wholly-owned subsidiary, Cricket Communications, Inc. (“Cricket Communications”), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). As of February 2002, the Company had launched wireless service in 40 markets, which together constitute what the Company refers to as its “40 Market Plan.”

Financing Risks

      The Company expects to incur significant operating losses and to generate significant negative cash flows from operations in the future while it completes the buildout of its existing wireless networks and adds new customers. The Company incurs significant losses as it adds customers because wireless handsets are sold at a loss, which is typical of wireless providers. Based on the Company’s operating plans, management believes that the Company has sufficient capital resources to carry on its business at least through March 31, 2003. However, there is no guarantee that the Company will be able to generate sufficient revenues and cash flows from operations to meet its operations, debt service and loan covenant requirements. The Company’s estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. If in fact the Company does not achieve its estimates of these key metrics, and as a result, does not achieve its planned operating results, this may have a significant adverse effect on the Company’s ability to fund its operating requirements and continue as a going concern.

      Assuming the Company meets its current operating plan objectives, prior to December 31, 2003, the Company will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down its vendor indebtedness, or amend or refinance its vendor indebtedness, to meet the total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap Wireless International, Inc. The Company may need to either refinance or amend its equipment vendor indebtedness and may also need to obtain additional financing in order to service or extinguish its indebtedness. The Company expects that it will require significant additional financing in 2002 and 2003 under its vendor credit facilities to complete the buildout of additional cell sites and to expand the capacity of its wireless networks under its 40 Market Plan. In addition, the Company may require significant additional capital to acquire new wireless licenses, including but not limited to wireless licenses on which it was the winning bidder in the Federal Communication Commission’s (“FCC”) broadband PCS auction completed in January 2001 (“Auction 35”), to invest in new voice or information services or ventures, and to launch additional markets. The Company does not expect to launch additional markets unless it raises additional capital and obtains amendments to its existing vendor financing arrangements. The Company may not be able to obtain additional financing or refinancing or to amend its equipment vendor indebtedness on acceptable terms, or at all.

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders’ equity in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial information for the interim periods

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company recognizes its share of net earnings or losses of its foreign investee on a three-month lag.

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. The Company does not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

Property and Equipment

      Property and equipment are recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are generally five to seven years for network infrastructure assets, three to five years for computer hardware, software and other, and three to seven years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to network infrastructure. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $0.6 million and $3.7 million of interest to property and equipment during the three months ended March 31, 2002 and 2001, respectively.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, the Company ceased amortizing

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

wireless license costs as the Company determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002. During the three months ended March 31, 2002, the Company completed its transitional impairment review of its wireless licenses and concluded that no impairment exists. During the three months ended March 31, 2002, the Company recorded an income tax expense of $15.9 million to increase the valuation allowance related to its net operating loss carry-forwards in connection with the adoption of SFAS No. 142. Because of the indefinite reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $0.8 million for the three months ended March 31, 2001.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, the Company ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, the Company had goodwill of $26.9 million related to its June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own. SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002. During the three months ended March 31, 2002, the Company completed its transitional impairment review of its goodwill and concluded that no impairment exists. Goodwill amortization was $0.4 million for the three months ended March 31, 2001.

Impairment of Long-lived and Intangible Assets

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or its results of operations.

Basic and Diluted Net Income (Loss) Per Common Share

      Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method and the conversion of convertible preferred securities using the as-if converted method.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Requirements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the financial impact the adoption of SFAS No. 143 will have on its consolidated financial position or its results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.     Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Property and equipment, net:
Network infrastructure	$1,104,857	$884,786
Construction-in-progress	201,458	272,464
Leasehold improvements	8,899	8,480
Computer hardware, software and other	55,555	51,360
Furniture, fixtures and retail and office equipment	17,516	16,616

	1,388,285	1,233,706
Accumulated depreciation and amortization	(181,664)	(121,422)

	$1,206,621	$1,112,284

Other long-term liabilities:
Amounts payable to equipment vendors	$118,512	$158,268
Net deferred tax liability	41,537	22,821
Other	8,610	4,934

	$168,659	$186,023

Supplementary Information for Wireless Licenses, Goodwill and Other Intangible Assets (in thousands, except per share data):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Other intangible assets, net:
Purchased technology	$19,627	$19,627
Other	2,046	2,125

	21,673	21,752
Accumulated amortization	(6,704)	(5,058)

	$14,969	$16,694

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Current and expected amortization expense for other intangible assets for each of the following periods is as follows (unaudited):

For the three months ended March 31, 2002.	$1,646
Expected amortization expense for the remainder of 2002.	4,938
Expected amortization expense for the years ending December 31:
2003.	6,584
2004.	3,165

      A reconciliation of net loss adjusted to exclude amortization expense related to goodwill and wireless licenses assuming adoption of SFAS No. 142 on January 1, 2001 is as follows:

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Reported net loss	$(196,647)	$(114,385)
Goodwill amortization	—	365
Wireless license amortization	—	827

Adjusted net loss	$(196,647)	$(113,193)

Basic and diluted net loss per common share:
Reported net loss	$(5.32)	$(3.88)
Goodwill amortization	—	0.01
Wireless license amortization	—	0.03

Adjusted net loss	$(5.32)	$(3.84)

Shares used in per share calculations:
Basic and diluted	36,998	29,462

Supplementary Cash Flow Information (in thousands):

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,588	$2,082
Cash paid for income taxes	—	5,639
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	118,658	57,799
Long-term financing to purchase wireless licenses	—	1,418
Long-term financing for auction discount voucher	—	125,274
Debt origination fees financed under long-term debt	—	1,253

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information (in thousands):

      Basic and diluted net loss per common share are the same for the three months ended March 31, 2002 and 2001. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Employee stock options	8,550	7,646
Senior and senior discount unit warrants	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	95	—

Note 3.  Long-Term Debt

      Long-term debt is summarized as follows (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
12.5% senior notes, due 2010, effective interest rate of 15.8% per annum	$171,288	$169,618
14.5% senior discount notes, face amount of $668.0 million, effective interest rate of 16.3% per annum	352,851	336,283
Vendor financing agreements, net of discount of $44.3 million and $45.8 million at March 31, 2002 and December 31, 2001, respectively, weighted-average effective interest rate of 6.9% and 7.3% per annum at March 31, 2002 and December 31, 2001, respectively	1,321,788	1,112,045
U. S. government financing, weighted-average effective interest rate of 9.9% per annum	84,500	84,616
Other	421	332

	1,930,848	1,702,894
Less current portion	(59,672)	(26,049)

	$1,871,176	$1,676,845

Amendments to Vendor Financing Agreements

      In March 2002, Cricket Communications amended its vendor financing agreements with Ericsson Wireless Communications, Inc. (“Ericsson”), Lucent Technologies, Inc. (“Lucent”) and Nortel Networks, Inc. (“Nortel”) to revise certain covenants. The covenants, as set forth in the vendor credit facilities, generally measure the consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business.

      Prior to the March 2002 amendments, the first measurement dates for the consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to cash interest ratio and the total indebtedness to annualized EBITDA ratio were December 31, 2002 and January 1, 2003, respectively. The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant such that it is first measured at March 31, 2003. The March 2002 amendments also delay the initial compliance ratio of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) such that this ratio now is first measured at June 30, 2003. The maximum capital expenditures that

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the amendments delay the initial measurements of existing EBITDA covenants, Cricket Communications agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million at the end of the second, third and fourth quarters of 2002, respectively, and positive $45.0 million at the end of the first quarter of 2003. Cricket Communications also paid amendment fees of approximately $5.9 million to the lenders under the facilities.

      Cricket Communications also agreed to amend its equipment purchase agreement with Nortel. Nortel has agreed to accept purchase orders from Cricket Communications in the same manner that it accepts purchase orders from other customers up to a total of $234 million, which is approximately the amount of the cumulative purchase orders that Cricket Communications expects to tender for purchase from Nortel from August 2000 through the end of 2002. Nortel may, in its discretion, accept or reject purchase orders from Cricket Communications in excess of $234 million. Nortel’s financing commitment remains in place for purchase orders it accepts and for certain third-party costs, accrued interest, and fees.

Note 4.  Commitments and Contingencies

      The Company has guaranteed to Qualcomm Incorporated (“Qualcomm”) $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At March 31, 2002, the outstanding balance under the working capital facility from Qualcomm was approximately $484.6 million, and approximately $606.9 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and the shareholders of Pegaso other than the Company to provide additional loan commitments to Pegaso of up to $160.0 million. At March 31, 2002, Qualcomm had provided $65.0 million of these loans to Pegaso. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier. In April 2002, the Company signed an agreement pursuant to which it expects to sell its interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement is subject to approval of Mexican authorities and other closing conditions. In connection with the January 2002 loan commitments from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by the Company, the Company can satisfy its obligations under this guarantee by delivering to Qualcomm Leap’s rights under the warrants it acquired in connection with the guarantee. If the transaction is completed on the terms outlined in the agreement, the Company would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and would satisfy its obligations under the guarantee by delivering to Qualcomm its rights under the warrants it acquired in connection with the guarantee.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The Company was the winning bidder on 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom, Inc. (“NextWave”) is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to the Company of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to the Company, it will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. The Company cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to the Company specifically, will have on the Company. In February and May 2002, the FCC refunded to the Company $14.7 million and $59.5 million, respectively, of the $85.0 million deposit it had with the FCC related to Auction 35.

      In connection with one of the Company’s acquisitions of wireless licenses for an aggregate of $18.3 million in cash and an $18.0 million promissory note, the seller has asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment under the purchase agreement for such licenses of approximately $39.8 million. The arbitration concerning this claim is pending at this time. Under the terms of the purchase agreement, if the Company is obligated to pay a purchase price adjustment, the Company is entitled to pay such additional amounts in cash or Leap common stock, at the Company’s discretion. The Company believes the seller’s position is without merit, and the Company is vigorously defending against the claim of the seller.

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

Note 5.  Investments in and Loans Receivable from Wireless Operating Company

      At March 31, 2002, the Company owned 20.1% of the outstanding capital stock of Pegaso. The Company has investments in and loans receivable from Pegaso totaling $120.5 million. In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses as the Company’s investment in and loans to Pegaso were reduced to zero. The Company recorded equity losses from Pegaso of $26.2 million during the three months ended March 31, 2001. In January 2002, Qualcomm and certain shareholders of Pegaso other than the Company made additional loan commitments to Pegaso of up to $160.0 million. At March 31, 2002, Qualcomm had provided $65.0 million of these loans to Pegaso. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, the Company’s ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Condensed financial information for Pegaso is summarized as follows (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current assets	$60,249	$97,687
Non-current assets	876,146	813,156
Current liabilities	(1,179,578)	(601,259)
Non-current liabilities	(120,000)	(569,836)

Total stockholders’ deficit	(363,183)	(260,252)
Other stockholders’ share of deficit	(363,183)	(260,252)

Company’s share of deficit	—	—

Investment in and loans receivable from Pegaso	$—	$—

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Operating revenues	$48,051	$38,295

Operating expenses	(135,689)	(138,955)
Other expense, net	(39,560)	(16,658)
Foreign currency transaction gains (losses), net	33,637	(12,844)

Net loss	(93,561)	(130,162)
Other stockholders’ share of net loss	(93,561)	(103,980)

Company’s share of net loss	—	(26,182)

Equity in net loss of Pegaso	$—	$(26,182)

Note 6.  Subsidiary Guarantee

      The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, and from March 13, 2002, also guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., both of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full and unconditional, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of March 31, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$35,860	$—	$84,840	$—	$120,700
Short-term investments	19,040	—	58,484	—	77,524
Restricted cash equivalents and short-term investments	62,793	—	—	—	62,793
Inventories	—	—	35,808	—	35,808
Other current assets	357	98	15,707	—	16,162

Total current assets	118,050	98	194,839	—	312,987
Property and equipment, net	11,830	471	1,194,320	—	1,206,621
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	506,719	(119,935)	—	(386,784)	—
Wireless licenses, net	12,477	—	705,729	—	718,206
Goodwill, net	—	—	61,807	(34,888)	26,919
Other intangible assets, net	4,185	10,784	—	—	14,969
Deposit for wireless licenses	70,283	—	—	—	70,283
Other assets	21,209	—	45,956	—	67,165

Total assets	$744,753	$(108,582)	$2,202,651	$(421,672)	$2,417,150

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$9,776	$4,629	$106,622	$(36,578)	$84,449
Current portion of long-term debt	—	—	59,672	—	59,672
Other current liabilities	32,753	—	37,158	—	69,911

Total current liabilities	42,529	4,629	203,452	(36,578)	214,032
Long-term debt	524,559	—	1,346,617	—	1,871,176
Other long-term liabilities	14,382	—	154,277	—	168,659

Total liabilities	581,470	4,629	1,704,346	(36,578)	2,253,867

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,857	695,822	1,293,063	(1,988,885)	1,148,857
Unearned stock-based compensation	(3,416)	(148)	(3,268)	3,416	(3,416)
Accumulated deficit	(982,842)	(808,885)	(792,293)	1,601,178	(982,842)
Accumulated other comprehensive income	680	—	803	(803)	680

Total stockholders’ equity (deficit)	163,283	(113,211)	498,305	(385,094)	163,283

Total liabilities and stockholders’ equity (deficit)	$744,753	$(108,582)	$2,202,651	$(421,672)	$2,417,150

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Balance Sheet Information as of December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$141,746	$—	$101,233	$—	$242,979
Short-term investments	30,672	—	50,433	—	81,105
Restricted short-term investments	27,628	—	—	—	27,628
Inventories	—	45,338	45,338	—	45,338
Other current assets	659	—	21,385	—	22,044

Total current assets	200,705	—	218,389	—	419,094
Property and equipment, net	11,556	—	1,100,728	—	1,112,284
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	547,916	(61,660)	—	(486,256)	—
Wireless licenses, net	18,853	—	699,369	—	718,222
Goodwill, net	—	—	61,808	(34,889)	26,919
Other intangible assets, net	4,661	—	12,033	—	16,694
Restricted investments	13,127	—	—	—	13,127
Deposit for wireless licenses	85,000	—	—	—	85,000
Other assets	20,216	—	39,339	—	59,555

Total assets	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$6,794	$—	$169,197	$(28,296)	$147,695
Current portion of long-term debt	—	—	26,049	—	26,049
Other current liabilities	29,864	—	25,979	—	55,843

Total current liabilities	36,658	—	221,225	(28,296)	229,587
Long-term debt	506,233	—	1,170,612	—	1,676,845
Other long-term liabilities	703	—	185,320	—	186,023

Total liabilities	543,594	—	1,577,157	(28,296)	2,092,455

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,337	594,667	1,206,139	(1,800,806)	1,148,337
Unearned stock-based compensation	(5,138)	—	(5,138)	5,138	(5,138)
Accumulated deficit	(786,195)	(656,327)	(647,932)	1,304,259	(786,195)
Accumulated other comprehensive income	1,432	—	1,440	(1,440)	1,432

Total stockholders’ equity (deficit)	358,440	(61,660)	554,509	(492,849)	358,440

Total liabilities and stockholders’ equity (deficit)	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended March 31, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$128,020	$—	$128,020
Equipment revenues	—	—	12,161	—	12,161

Total revenues	—	—	140,181	—	140,181

Operating expenses:
Cost of service	—	—	(47,590)	5,699	(41,891)
Cost of equipment	—	—	(84,011)	—	(84,011)
Selling, general and administrative	(9,592)	—	(70,561)	—	(80,153)
Depreciation and amortization	(1,404)	—	(60,484)	—	(61,888)

Total operating expenses	(10,996)	—	(262,646)	5,699	(267,943)
Gain on sale of wireless license	364	—	—	—	364

Operating loss	(10,632)	—	(122,465)	5,699	(127,398)
Equity in net loss of subsidiaries	(152,041)	(144,878)	—	296,919	—
Interest income	1,175	—	585	—	1,760
Interest expense	(25,677)	—	(27,232)	—	(52,909)
Other income, net	—	—	5,791	(5,699)	92

Loss before income taxes	(187,175)	(144,878)	(143,321)	296,919	(178,455)
Income taxes	(9,472)	—	(8,720)	—	(18,192)

Net loss	$(196,647)	$(144,878)	$(152,041)	$296,919	$(196,647)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Statement of Operations Information for the Three Months Ended March 31, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$25,655	$—	$25,655
Equipment revenues	—	—	11,098	—	11,098

Total revenues	—	—	36,753	—	36,753

Operating expenses:
Cost of service	—	—	(13,380)	1,154	(12,226)
Cost of equipment	—	—	(30,938)	—	(30,938)
Selling, general and administrative	(5,427)	—	(36,274)	—	(41,701)
Depreciation and amortization	(446)	—	(14,341)	—	(14,787)

Total operating expenses	(5,873)	—	(94,933)	1,154	(99,652)

Operating loss	(5,873)	—	(58,180)	1,154	(62,899)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(91,516)	(64,713)	(26,182)	156,229	(26,182)
Interest income	4,172	—	6,727	—	10,899
Interest expense	(24,241)	—	(13,370)	—	(37,611)
Other income (expense), net	3,582	—	(1,241)	—	2,341

Loss before income taxes	(113,876)	(64,713)	(92,246)	157,383	(113,452)
Income taxes	(509)	—	(424)	—	(933)

Net loss	$(114,385)	$(64,713)	$(92,670)	$157,383	$(114,385)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Three Months Ended March 31, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(14,057)	$—	$(86,852)	$—	$(100,909)

Investing activities:
Purchase of property and equipment	(1,244)	—	(34,040)	—	(35,284)
Investment in and loans to subsidiaries	(92,166)	(86,603)	—	178,769	—
Refund of deposit for wireless licenses	14,720	—	—	—	14,720
Proceeds from the sale of wireless licenses	380	—	—	—	380
Purchase of investments	(58,475)	—	(40,937)	—	(99,412)
Sale and maturity of investments	60,315	—	39,799	—	100,114
Restricted cash equivalents and investments, net	(21,526)	—	—	—	(21,526)
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(91,535)	(86,603)	(41,639)	178,769	(41,008)

Financing activities:
Proceeds from long-term debt	—	—	25,881	—	25,881
Repayment of short-term and long-term debt	(613)	—	—	—	(613)
Parent’s investment	—	86,603	92,166	(178,769)	—
Issuance of common stock	319	—	—	—	319
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(294)	86,603	112,098	(178,769)	19,638

Net decrease in cash and cash equivalents	(105,886)	—	(16,393)	—	(122,279)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$35,860	$—	$84,840	$—	$120,700

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash Flow Information for the Three Months Ended March 31, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$104,555	$—	$(183,132)	$—	$(78,577)

Investing activities:
Purchase of property and equipment	(1,336)	—	(28,238)	—	(29,574)
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of wireless licenses	(4,761)	—	—	—	(4,761)
Purchase of investments	—	—	(85,771)	—	(85,771)
Sale and maturity of investments	11,000	—	60,492	—	71,492
Restricted cash equivalents and investments, net	(942)	—	—	—	(942)
Sale of note receivable	—	—	60,678	—	60,678
Other	(1,125)	—	(1,054)	—	(2,179)

Net cash provided by (used in) investing activities	(64)	—	6,107	—	6,043

Financing activities:
Proceeds from long-term debt	—	—	20,940	—	20,940
Repayment of long-term debt	(451)	—	—	—	(451)
Issuance of common stock	55,756	—	—	—	55,756

Net cash provided by financing activities	55,305	—	20,940	—	76,245

Net increase (decrease) in cash and cash equivalents	159,796	—	(156,085)	—	3,711
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$266,300	$—	$76,289	$—	$342,589

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The words “Leap,” “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2002 population estimates provided by Claritas Inc.

      The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002.

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to:

•	changes in the economic conditions of the various markets our subsidiaries serve which could adversely affect the market for wireless services;

•	our ability to access capital markets;

•	a failure to meet the operational, financial or other covenants contained in our credit facilities;

•	a deterioration of our relationships with our equipment vendors and related lenders, including our failure to obtain amendments to our credit facilities that we may request from time to time;

•	a failure of network systems to perform according to expectations;

•	the effect of competition;

•	the acceptance of our product offering by our target customers;

•	our ability to retain customers;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition and fraud;

•	technological challenges in developing wireless information services and customer acceptance of such services if developed;

•	our ability to integrate the businesses and technologies we acquire;

•	rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses or impacting our rights and obligations to acquire the licenses on which we were the winning bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35);

•	the impacts on the global and domestic economies and the financial markets of recent terrorist activities, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and

•	other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other SEC filings filed subsequent to this report.

      The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Leap is a wireless communications carrier that is providing innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. We generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand “Cricket®.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to use and understand as, and is a competitive mobile alternative to, traditional landline service. In each of our markets, we are deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. This, when combined with our efforts to streamline operations and distribution, allows us to be a low-cost provider of wireless services in each of our markets.

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

      As of March 31, 2002, we had launched Cricket service in 40 markets covering a total population of approximately 25.4 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs” and make up all the markets that we refer to as our “40 Market Plan.” Through March 31, 2002, we have incurred approximately $1,336 million of capital expenditures primarily related to the buildout of our Cricket networks. To date we have acquired wireless licenses covering approximately 53.5 million potential customers in 33 states. In addition we were the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in an FCC auction that was completed in January 2001, referred to as Auction 35. NextWave Telecom Inc., the original holder of these licenses, is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. We cannot predict what effect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us.

      We continue to focus on enhancing our Cricket service while developing new products to meet the needs of our growing customer base. In April 2002, we expanded our competitively priced long distance offers by introducing Canadian long distance. Also in April 2002, we introduced Spanish directory assistance as part of our ongoing focus on the growing Hispanic market. We plan to continue to explore methods to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. We have several potential new services in development and expect to commercially launch inter-carrier text messaging in the coming months.

      We expect to incur significant operating losses and to generate significant negative cash flows from operating activities at least through the third quarter of 2002 while we complete the buildout of our existing wireless networks and add new customers. We incur significant losses as we add customers because wireless handsets are sold at a loss, which is typical of wireless providers. However, there is no guarantee that we will be able to generate sufficient revenues and cash flows from operations to meet our operations, debt service and loan covenant requirements. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. If in fact we do not achieve our estimates of these key metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our ability to fund our operating requirements and continue as a going concern. We believe, however, that with our simple, easy to understand approach to wireless, we can attract new customers more quickly, maintain lower customer acquisition costs, and sustain lower operating costs per customer compared to traditional wireless providers, which will allow us to generate operating profits in each of our markets sooner than is typical for a traditional wireless provider.

      While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, and as capital resources permit, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can fuel rapid growth.

Pegaso

      In Mexico, we were a founding shareholder and have made investments in and loans to Pegaso Telecomunicaciones, S.A. de C.V. totaling $120.5 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. We currently own 20.1% of the outstanding capital stock of Pegaso. In addition, we have guaranteed to Qualcomm Incorporated $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. In January 2002, Qualcomm and certain shareholders of Pegaso other than us made additional loan commitments to Pegaso of up to $160.0 million. At March 31, 2002, Qualcomm had provided $65.0 million of these loans to Pegaso. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso. In the fourth quarter of fiscal 2001, we discontinued our use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses because our investment in and loans to Pegaso have been reduced to zero on our books of account.

      In April 2002, we signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement is subject to approval of Mexican governmental authorities and other closing conditions. If the transaction is completed on the terms outlined in the agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt, and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. See “Risk Factors — Risks Associated with Pegaso Could Adversely Affect Our Business.”

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

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. We do not charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. We record an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

      Handsets sold through our third-party dealers and distributors are subject to a mark-up retained by the third-party dealer or distributor, which is not included in our equipment revenues. We deduct from equipment revenues the value of the first month’s service, which is included in the price of the handset. We generate service revenues from features, including call waiting, caller ID and voicemail. Service revenue is also generated from the customer’s usage of long-distance minutes and directory assistance purchased from Cricket.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, we ceased amortizing wireless license costs as we determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carry-forwards in connection with the adoption of SFAS No. 142. Because of the indefinite reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $0.8 million for the three months ended March 31, 2001.

      SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002. During the three months ended March 31, 2002, we completed our transitional impairment review of our wireless licenses. We adopted Emerging Issues Task Force Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing this impairment review, which requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management has estimated the fair value of the wireless licenses based on the discounted future cash flows expected to be generated from the wireless licenses. The discounted cash flows exceeded the carrying value of the wireless licenses as of January 1, 2002 and, therefore, management has concluded that no impairment exists. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. If in fact we do not achieve our estimates of these key metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated discounted future cash flows and may ultimately result in an impairment charge related to our wireless licenses.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, we ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, we had goodwill of $26.9 million related to our June 2000 acquisition of the remaining interest in

Cricket Communications Holdings, Inc. that we did not already own. Goodwill amortization was $0.4 million for the three months ended March 31, 2001.

      SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002. During the three months ended March 31, 2002, we completed our transitional impairment review of our goodwill. This assessment was performed by comparing the fair value of the entire company to its book value. Management has estimated our fair value based on the discounted future cash flows expected to be generated from the entire business. The discounted cash flows exceeded our book value as of January 1, 2002 and, therefore, management has concluded that no impairment exists. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. If in fact we do not achieve our estimates of these key metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated discounted future cash flows and may ultimately result in an impairment charge related to our goodwill.

Impairment of Long-lived and Intangible Assets

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or our results of operations.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We have not yet determined the financial impact the adoption of SFAS No. 143 will have on our consolidated financial position or our results of operations.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      At March 31, 2002, customers of our Cricket service increased to approximately 1,387,000, compared to approximately 339,000 at March 31, 2001. During the three months ended March 31, 2002, gross and net customer additions were approximately 391,000 and 268,000, respectively, compared to approximately 164,000 and 146,000, respectively, during the three months ended March 31, 2001. During the three months ended March 31, 2002, we launched network service in Buffalo, New York, completing the launch of all markets under our 40 Market Plan, and bringing the total potential customers (POPs) covered by Cricket networks to 25.4 million. During the three months ended March 31, 2001, we launched network service in Pueblo, Colorado, Wichita, Kansas and Albuquerque and Santa Fe, New Mexico, for a total of 14 markets in service.

      During the three months ended March 31, 2002, we generated $128.0 million in service revenues and $12.2 million in equipment revenues compared to $25.7 million in service revenues and $11.1 million in equipment revenues in the corresponding period of the prior year. The increase in service and equipment revenues over the corresponding period of the prior year related primarily to the increase in our customer base and the launch of network service in new markets in the U.S. The increase in equipment revenues over the corresponding period of the prior year was less than the increase in our customer base due to competitive pressures reducing the average price for which we sell handsets to new customers as well as increased incentives offered to our dealers and distributors.

      During the three months ended March 31, 2002, we incurred $41.9 million in cost of service and $84.0 million in cost of equipment compared to $12.2 million in cost of service and $30.9 million in cost of equipment in the corresponding period of the prior year. The increase in cost of service and cost of equipment over the corresponding period of the prior year related to the increase in our customer base, including increased customer additions period over period, and the launch of network service in new markets in the U.S. We sell our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the three months ended March 31, 2002 and 2001, $66.2 million and $18.6 million of our losses on handset sales were to acquire new customers, respectively.

      Selling and marketing expense was $30.2 million for the three months ended March 31, 2002 compared to $17.0 million in the corresponding period of the prior year. General and administrative expenses were $50.0 million for the three months ended March 31, 2002 compared to $24.7 million in the corresponding period of the prior year. The increase in selling and marketing and general and administrative expenses was due primarily to increased personnel expenses and other expenses associated with the operation of network service in additional markets and increased customer additions compared to the corresponding period of the prior year. For the three months ended March 31, 2002 and 2001, $30.1 million and $16.5 million of selling and marketing expenses were to acquire new customers, respectively. Selling and marketing expenses consisted primarily of advertising, promotion and public relations and related payroll expenses. General and administrative expenses consisted primarily of customer service and billing expenses, corporate costs and expenses such as administration, human resources, legal, government relations, information technology, accounting and finance, business development and negotiations for wireless license transactions, and related payroll expenses. In addition, we incurred stock-based compensation expense of $0.8 million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively, primarily related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own. For the three months ended March 31, 2002, general and administrative expenses included approximately $1.4 million in costs associated with employee terminations. We expect that selling and marketing expenses will continue to increase in the future as a result of our customer acquisition efforts and resulting increase in our customer base and the development and launch of new service offerings in markets under our 40 Market Plan.

      During the three months ended March 31, 2002, we experienced a significant increase in the occurrence of fraud, which has been an issue in the wireless industry, over that experienced in the preceding year. The three types of fraud that have affected our business result from: (a) a person paying for service or equipment with the credit card of another; (b) a person who already owns a Cricket phone activating service with false information and thereby obtaining an additional month of service free; and (c) a third-party dealer or distributor reporting a handset as sold and activating the service in a fictitious person’s name and/or selling the phone to someone out of the market in violation of its contract with us. We believe that the financial costs of these activities are, subject to some normal delays in the reporting of credit card misuse, reflected in our current financial statements. Based on preliminary raw data from the new tools we are developing and implementing and anecdotal information, we estimate that up to five percent of our reported customers at March 31, 2002 may have been involved in fraud. The first two of these types of activities decrease our revenue and calculated average revenue per user per month (ARPU), either because the customer receives a month of service free or because of credit card charge-backs. The third type increases our equipment losses and cost per gross customer addition (CPGA) because we sell our handsets at a loss and give market development funds and volume incentive payments to the dealer. A customer entered onto our system through improper dealer activity, like any other customer who fails to pay his or her first bill for more than 30 days, is ultimately reversed out as a customer. New customers resulting from these three types of activities are not cumulatively increasing because each such customer is removed from our system through our normal procedures, typically within 60 days.

      We have been developing and implementing aggressive programs, systems and processes to minimize the occurrence and cost of these issues. Early reports from these new programs, systems and processes show that we already have made progress in reducing improper use of credit cards and improper free months of service to customers. We also expect new systems to reduce the occurrence and cost of dealer misconduct during the second quarter of 2002. We expect to continue to see a negative impact on our calculated ARPU, CPGA and customer churn in the second quarter of 2002 and improvement in these metrics later in the year as the new programs, systems and processes we are implementing mitigate the effects of fraud.

      Depreciation and amortization was $61.9 million for the three months ended March 31, 2002 compared to $14.8 million in the corresponding period of the prior year. The increase in depreciation and amortization resulted from a larger base of equipment in service compared to the corresponding period of the prior year. We adopted SFAS No. 142 on January 1, 2002. Accordingly, amortization of goodwill and wireless licenses ceased as of that date. These assets will be subject to periodic impairment tests. Amortization of goodwill and wireless licenses totaled $1.2 million for the three months ended March 31, 2001. We expect depreciation and amortization expenses will continue to increase in the future as we complete the buildout of our networks and install additional equipment to meet the demands of our continued customer growth in markets under our 40 Market Plan.

      In the fourth quarter of 2001, we discontinued the use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses, as the carrying amount of our investment in and loans to Pegaso had been reduced to zero. During the three months ended March 31, 2001, our equity share in the net loss of unconsolidated wireless operating company was $26.2 million and related only to Pegaso.

      Interest income was $1.8 million for the three months ended March 31, 2002 compared to $10.9 million in the corresponding period of the prior year. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continue to incur operating losses and negative cash flows from operations and incur capital expenditures.

      Interest expense was $52.9 million for the three months ended March 31, 2002 compared to $37.6 million in the corresponding period of the prior year. The increase in interest expense related to increased vendor financing of our wireless networks. We expect interest expense to increase substantially in the future due to expected additional borrowings to finance the continued buildout of our networks and installation of additional equipment to meet the demands of our continued customer growth in markets under our 40 Market Plan, amortization of debt issuance costs and loan origination fees to interest expense, and additional borrowings for the purchase of wireless licenses in the event of the grant to us of the 22 wireless licenses on which we were the winning bidder in Auction 35.

      Other income, net, consists primarily of foreign currency transaction gains (losses) reflecting unrealized exchange gains (losses) recognized by Leap on cash balances and payables as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

      Income tax expense was $18.2 million for the three months ended March 31, 2002 compared to $0.9 million in the corresponding period of the prior year. The increase in income tax expense related primarily to a one-time income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carry-forwards in connection with the adoption of SFAS No. 142.

Liquidity and Capital Resources

General

      For the 12 months beginning April 1, 2002, we expect to spend a total of approximately $390 million for the following requirements:

•	approximately $241 million for capital expenditures to complete the buildout of our existing wireless networks;

•	approximately $30 million for general corporate overhead and other expenses, including expenditures for our new product development activities, which cannot be funded from cash flows at Cricket Communications, Inc. because of vendor loan covenants;

•	approximately $32 million in connection with deferred payments of completed acquisitions of wireless licenses and certain wireless technology assets; and

•	approximately $87 million for cash interest and fees and our principal amortization payments in December 2002 and March 2003 under our vendor facility with Lucent Technologies Inc.

      For the 12 months beginning April 1, 2002, interest under our senior notes, senior discount notes, and vendor facilities with Nortel Networks Inc. and Ericsson Wireless Communications Inc., and interest under our vendor facility with Lucent prior to November 2002, is either deferred and added to principal or otherwise paid from our restricted investment accounts and is therefore not included in this liquidity and capital resources discussion.

      Leap was the winning bidder for 22 wireless licenses in the FCC’s Auction 35. If the FCC grants these licenses to us, we would have an aggregate payment obligation of $350.1 million (less any amounts then on deposit with the FCC) payable within 10 business days of a public notice issued by the FCC establishing a payment deadline. The grant of these licenses to us has been substantially delayed by the NextWave litigation. These additional payments are not included in our estimates of expected expenditures in the 12 months beginning April 1, 2002. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through existing cash, borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in our forfeiture of the deposit, potential liability for damages and other administrative penalties imposed by the FCC.

      As of March 31, 2002, we had available a total of approximately $631 million in unused capital resources for our future cash needs as follows:

•	approximately $220 million in consolidated cash and cash equivalents and investments, and cash set aside to fund debt associated with wireless license acquisitions;

•	approximately $60 million of the approximately $70 million deposit we had with the FCC related to Auction 35, which was refunded to us in May 2002; and

•	approximately $351 million in commitments (net of accrued interest and fees we expect to incur and amounts payable to the vendors that will be financed under the vendor credit facilities over the next 12 months) under vendor financing arrangements with Lucent, Nortel and Ericsson, with availability based on (i) a ratio of the total amounts of products and services purchased and (ii) certain covenants restricting our growth, including but not limited to a covenant on maximum capital expenditures (our current plans are to borrow approximately $185 million for equipment purchases under these facilities over the 12 month period commencing on April 1, 2002).

      Although we expect to incur significant operating losses and to generate significant negative cash flows from operating activities at least through the third quarter of 2002 while we complete the buildout of our existing networks and add new customers, we expect to generate cash from operations and net decreases in working capital during the 12 months beginning April 1, 2002. Based on our operating plans, management believes that we have sufficient capital resources to carry on our business at least through March 31, 2003. However, there is no guarantee that we will be able to generate sufficient revenues and cash flows from operations to meet our operations, debt service and loan covenant requirements. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. If in fact we do not achieve our estimates of these key metrics, and as a result, do not achieve our planned operating results, this may have a significant adverse effect on our ability to fund our operating requirements and continue as a going concern. Our actual operating results and expenditures may also vary significantly depending upon our progress in completing the buildout of our existing networks and introduction of new products and other factors, including cost overruns, unanticipated expenses, regulatory expenses, engineering design changes, the occurrence of fraud, and other risks. Our estimated future operating results and planned expenditures may vary significantly from our estimates over the next 12 months if we obtain additional financial resources that allow us to purchase new wireless licenses or to expand our business more rapidly than currently planned.

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

      In March 2002, Cricket Communications amended its vendor credit agreements with Ericsson Wireless Communications, Inc., Lucent Technologies, Inc. and Nortel Networks, Inc. In connection with the March 2002 amendments, Leap agreed to contribute cash to Cricket Communications. We are also restricted under the vendor financing facilities from making cash dividend payments from Cricket Communications to Leap. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications continues to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or refinance or amend Cricket Communications’s vendor indebtedness. For a description of these amendments, see the further discussion below under “— Amendments to Vendor Financing.”

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

Certain Contractual Obligations, Commitments and Contingencies

      The following summarizes in a single location information regarding certain of our future minimum contractual obligations for the next five fiscal years and thereafter at March 31, 2002, excluding our remaining payment obligation for Auction 35 wireless licenses (in thousands):

			Year Ending December 31:
		Remainder
	Total	of 2002	2003	2004	2005	2006	Thereafter

Notes payable and other(1)	$19,779	$19,779	$—	$—	$—	$—	$—
Long-term debt(1)	2,469,965	28,201	150,149	241,385	317,112	395,472	1,337,646
Operating leases	234,677	39,516	49,648	49,550	45,963	19,700	30,300
Chase earn-out(2)	41,000	—	—	—	—	41,000	—

Total	$2,765,421	$87,496	$199,797	$290,935	$363,075	$456,172	$1,367,946

(1)	Amounts shown for our long-term debt, including amounts due pursuant to our senior and senior discount notes, vendor financing agreements and U.S. government financing, do not include interest. Notes payable and other consists of deferred payments for completed acquisitions of wireless licenses and certain wireless technology assets. We expect that we will require significant additional vendor financing to complete the buildout of our existing networks under our 40 Market Plan in 2002 and 2003. See “Credit Facilities and Other Financing Arrangements” below.

(2)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. includes contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition.

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

      Leap was the winning bidder for 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom Inc. is a party to litigation challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 licenses ultimately are granted to us, we will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through existing cash, borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in our forfeiture of the deposit, potential liability for damages and other administrative penalties imposed by the FCC.

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

      We have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. We have not included this contingent obligation in our planned expenditures; however, we cannot assure you that it will not become due. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At March 31, 2002, the outstanding balance under the working capital facility from Qualcomm was approximately $484.6 million, and approximately $606.9 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and certain shareholders of Pegaso other than Leap to provide additional loan commitments to Pegaso of up to $160.0 million. At March 31, 2002, Qualcomm had provided $65.0 million of these loans to Pegaso. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a sale of its business. In April 2002, we signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement is subject to approval of Mexican governmental authorities and other closing conditions. In connection with the January 2002 loan commitments from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. If the sale transaction is completed on the terms outlined in the agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee.

Credit Facilities and Other Financing Arrangements

      We have outstanding 225,000 12.5% senior notes due 2010 and 668,000 14.5% senior discount notes due 2010 for which we received gross sale proceeds of $225.0 million and $325.1 million, respectively, in February 2000. Each note has a principal amount at maturity of $1,000. At March 31, 2002, the effective interest rate on the senior notes and senior discount notes was 15.8% and 16.3% per annum, respectively. The terms and conditions of the notes are summarized in our Annual Report on Form 10-K filed with the SEC on March 29, 2002, and more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Our subsidiary Cricket Communications also has senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. These credit facilities generally permit Cricket to borrow up to an aggregate of $1,845.0 million, subject to compliance with the covenants and conditions in the facilities. At March 31, 2002, Cricket Communications had $1,321.8 million outstanding under the vendor credit agreements and $118.5 million in other long-term liabilities that are expected to be financed under the vendor credit agreements. Borrowings under the vendor credit agreements at March 31, 2002 had a weighted-average effective interest rate of 6.9% per annum. The terms and conditions of the vendor credit agreements, including covenants, conditions and events of default, are summarized in our Annual Report on Form 10-K, and more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K. For a description of our recent amendments to these credit facilities, see “— Amendments to Vendor Financing” below.

      We also have other credit facilities and financing arrangements, including the following:

•	In January 2001, we entered into a secured loan agreement with Qualcomm, under which we may borrow approximately $125.3 million to finance our acquisition of wireless licenses in Auction 35. Loans under the agreement bear interest at a variable rate depending on the collateral provided, and we expect that rate to be LIBOR plus 7.5%.

•	We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC as part of the purchase price for wireless licenses. At March 31, 2002, the weighted-average effective interest rate for debt obligations to the FCC was 9.9% per annum.

•	In June 2001, we acquired wireless licenses in Buffalo and Syracuse, New York from MCG PCS, Inc. and issued, as partial consideration for those wireless licenses, an $18.0 million promissory note that matures in June 2002. The note accrues interest at the rate of 8.5% per annum, compounded quarterly.

•	In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may sell under certain circumstances up to a maximum of $125.0 million in registered common stock from time to time over the succeeding 28-month period. We cannot require Acqua Wellington to purchase shares of our common stock if the market price of our common stock is less than $15 per share.

      These credit facilities and other financing arrangements are more fully described in our Annual Report on Form 10-K filed with the SEC on March 29, 2002 and the exhibits thereto.

Amendments to Vendor Financing

      In March 2002, we amended our vendor financing agreements with Ericsson, Lucent and Nortel to revise certain covenants to provide greater flexibility to us as we add new customers and complete network buildout in markets under our 40 Market Plan throughout the remainder of 2002 and 2003 and added certain additional covenants. The covenants, as set forth in the vendor credit facilities, generally measure the consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business, as defined in the vendor credit facilities.

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

      The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant so that it is first measured at March 31, 2003 and require the ratio of consolidated EBITDA to cash interest to be not less than 1.3 to 1.0, 1.4 to 1.0, 1.5 to 1.0 and 1.9 to 1.0 at the end of the first, second, third and fourth quarters of 2003, respectively, and not less than 3.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The March 2002 amendments also delay the initial measurement of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) so that this ratio now is first measured at June 30, 2003 and requires Cricket Communications and its subsidiaries to have a ratio of total indebtedness to annualized EBITDA no greater than 10.0 to 1.0, 7.0 to 1.0 and 5.5 to 1.0 in the second, third and fourth quarters of 2003, respectively, and no greater than 5.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The maximum capital expenditures that Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the March 2002 amendments delay the initial measurement of the EBITDA covenants described above, we agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business, to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million at the end of the second, third and fourth quarters of 2002, respectively, and positive $45.0 million at the end of the first quarter of 2003. We also agreed not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. Assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that Could Limit Our Ability to Pursue Borrowing Opportunities.” In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

      Under our plans, we expected to invest approximately $171 million of cash for use in Cricket Communications’s business to fund operating expenses and debt obligations and to pay deferred purchase obligations for wireless licenses, and we otherwise would have contributed such funds to Cricket Communications during the period from March 2002 to September 2003. In the March 2002 amendments, we agreed to contribute to Cricket Communications and other subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business or to set aside at Leap approximately $111 million of additional cash now with an additional $60 million to be contributed or set aside as Leap raises additional cash in the future. We also agreed to pledge as collateral under the vendor financing agreements substantially all of our wireless licenses not previously pledged. In May 2002, the FCC refunded to us $59.5 million of the $70.3 million deposit we had with the FCC as of March 31, 2002 related to Auction 35. Under the amendments, approximately $25 million of the refunded amount can be retained by Leap to be used for general corporate purposes, and the balance of approximately $35 million must be invested in Cricket and subsidiaries conducting Cricket business. The remaining $25 million of the $60 million obligation is expected to come from activities such as the sale of newly pledged licenses or the sale of Pegaso. We also paid amendment fees of approximately $5.9 million to the lenders under the facilities.

Operating Activities

      We used $100.9 million in cash for operating activities during the three months ended March 31, 2002 compared to $78.6 million in the corresponding period of the prior year. The increase was primarily attributable to increased operating expenses associated with having additional markets in service and a greater number of customer additions compared to the corresponding period of the prior year. During the three months ended March 31, 2002, we completed the launch of all markets under our 40 Market Plan. We expect that cash used in operating activities is likely to decrease in future periods as our existing markets mature and contribute cash flows from operations, offset by costs associated with increasing our customer base, and cash interest payments under our vendor loan facilities that commence in December 2002 for Lucent and December 2003 for Nortel and Ericsson.

Investing Activities

      Cash used in investing activities was $41.0 million during the three months ended March 31, 2002 compared to $6.0 million provided by investing activities in the corresponding period of the prior year. Investing activities during the three months ended March 31, 2002 consisted primarily of the sale and maturity of investments of $100.1 million, offset by the purchase of investments of $99.4 million, the purchase of restricted cash equivalents of $21.5 million, the partial refund of our deposit for Auction 35 of $14.7 million and the purchase of property and equipment primarily for the continued buildout of our existing networks of $35.3 million. Investing activities during the three months ended March 31, 2001 consisted primarily of $60.7 million in proceeds from the sale of a note receivable from the sale of Smartcom and the sale and maturity of investments of $71.5 million, offset by the purchase of investments and restricted investments, net, of $86.7 million, the purchase of property and equipment primarily for the continued buildout of our networks of $29.6 million, the purchase of wireless licenses of $4.8 million and $2.9 million for acquisitions, net of cash acquired.

Financing Activities

      Cash provided by financing activities during the three months ended March 31, 2002 was $19.6 million and consisted of cash proceeds from our vendor loan facilities of $25.9 million for the purchase of property and equipment and $0.3 million in proceeds from the issuance of common stock, partially offset by repayments of notes payable and long-term debt of $0.6 million and $5.9 million in debt financing costs related to the March 2002 amendments to our vendor loan facilities. Cash provided by financing activities in the corresponding period of the prior year was $76.2 million, and consisted primarily of $55.8 million in proceeds from the sale of common stock, primarily under our stock purchase agreement with Acqua Wellington, in addition to cash proceeds under our vendor loan facilities for the purchase of property and equipment of $20.9 million.

RISK FACTORS

Our Business Strategy Is Subject to Execution and Competitive Risks, and If We Are Successful, Our Competitors May Adopt a Similar Strategy

      Our business strategy in the U.S. is to offer consumers a service plan, marketed under the brand Cricket, that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. This strategy is a new approach to marketing wireless services and, while it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. During the three months ended March 31, 2002, we experienced an increase in the occurrence of credit card, subscription and dealer fraud over that experienced in the preceding year, which impacted our business primarily by reducing revenue, by reducing calculated average revenue per user per month (“ARPU”) and by increasing handset subsidy costs which caused our cost per gross customer addition (“CPGA”) to be higher than it otherwise would have been. While we believe that we can manage the impact and cost of this fraud with new aggressive programs, systems and processes we are developing and implementing to minimize this business issue, if we are not successful, it could have a material adverse impact on our financial condition and results of operations and on our ability to continue as a going concern.

      If our business strategy proves to be successful, additional wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. The wireless industry has experienced a slow down in the rate of new customer activations during the second half of 2001 and 2002 and if this trend continues and it impacts our business, it could have a material adverse impact on our business, operating results and our ability to meet our vendor loan covenants. We currently have several new services that either have recently been introduced to selected markets or are in development, including a service designed to provide wireless information and advertising to consumers’ mobile phones. These new and planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Have a History of Losses and Anticipate Future Losses

      Leap experienced net losses of $196.6 million in the three months ended March 31, 2002, $483.3 million ($626.9 million excluding gains on sale of wireless licenses) in the year ended December 31, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. Losses are likely to be significant for the next several years as we complete the buildout and growth of service in our current markets, increase our vendor indebtedness prior to the commencement of principal amortization, launch any new markets we decide to build out as our vendor loan covenants and capital resources permit, and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on our ability to repay our debt, comply with debt covenants and carry on our business.

Leap May Fail to Raise Required Capital

      We will require substantial capital to develop and operate wireless networks in markets beyond our existing 40 Market Plan. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. Assuming we meet our current operating plan objectives, prior to December 31, 2003, we will need to raise approximately $225 million of additional cash and use approximately $200 million of such cash to pay down vendor indebtedness, or amend or refinance our vendor indebtedness, to meet our total indebtedness to total capitalization covenant under the vendor credit facilities and to provide working capital at Leap. We also require additional capital to invest in any new wireless opportunities, including capital for license acquisition costs, network buildout of newly acquired licenses and the planned development and rollout of our wireless information services. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, that failure would likely have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in licenses, or in one or more of our subsidiaries or other ventures earlier than planned or at a “distressed sale” price. In March 2002, Cricket Communications amended its vendor credit agreements with Ericsson, Lucent and Nortel. In connection with the March 2002 amendments, we agreed to contribute cash to Cricket Communications. We are also restricted under the vendor financing facilities from making cash dividend payments from Cricket Communications to Leap. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications continues to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or refinance or amend Cricket Communications’s vendor indebtedness. For a more detailed description of our capital requirements and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

      We have obtained and expect to continue to obtain much of our required capital through debt financing. At March 31, 2002, we had long-term debt totaling $1,930.8 million, including a current portion totaling $59.7 million. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

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

Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

•	incur additional indebtedness;

•	create liens;

•	make certain payments, including payments of dividends and distributions in respect of capital stock;

•	consolidate, merge and sell assets;

•	engage in certain transactions with affiliates; and

•	fundamentally change our business.

In addition, such senior debt requires us to maintain certain ratios, including:

•	leverage ratios;

•	interest coverage ratios; and

•	fixed charges ratios;

and to satisfy certain tests, including tests relating to:

•	maximum annual capital expenditures;

•	minimum covered population;

•	minimum number of subscribers to our services;

•	minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, on a quarterly basis from the second quarter of 2002 through the first quarter of 2003; and

•	minimum quarterly revenues, and commencing in 2004, minimum annual revenues.

      We expect to make capital expenditures during 2002 and 2003 at or near the maximum annual amount permitted by our vendor loan facilities. Under our vendor credit agreements, we have agreed not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. Also, our ability to expand beyond the buildout of the networks included in our 40 Market Plan after that time will be significantly restricted if we are not able to obtain additional amendments to the maximum annual capital expenditure covenant contained in our vendor loan facilities. If our growth is so restricted, management of Leap believes that it will not adversely affect our ability to successfully operate the markets already launched.

      We may not satisfy the financial ratios, tests or other covenants under our vendor loan facilities due to events that are beyond our control, including but not limited to our ability to control costs, attract new customers and generate revenues. If we fail to satisfy any of the financial ratios, tests, or other covenants, we could be in default under our senior debt or may be limited in our ability to access additional funds under our senior debt, which could result in our being unable to make payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled or the repayment thereof may be accelerated.

      Because Leap’s new Cricket markets were launched later in the fourth quarter of 2000 than anticipated and because of reduced equipment sales revenues as a result of holiday promotions, Cricket revenue was below the minimum required level contained in the financial covenants in the vendor loan facilities. Leap received waivers of its failure to meet this revenue target from all of the required lenders. We made up this revenue shortfall in the quarter ended March 31, 2001, and we were in compliance with the revenue covenant for all four quarters in 2001 and the first quarter of 2002.

      From time to time, we have entered into amendments to our vendor credit agreements with the lenders to modify the covenants and terms of such agreements. In the future, we may again have to seek amendments to financial covenants or refinance our vendor facilities. We cannot guarantee that we will be able to obtain any of these amendments or to refinance these facilities. In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

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

We Face Significant Competition

      The wireless telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched or expect to launch service. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. The wireless industry has experienced a slow down in the rate of new customer activations during the second half of 2001 and in 2002, and if this trend continues and it impacts our business, it could have a material adverse impact on our business, operating results and our ability to meet our vendor loan covenants.

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

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On May 6, 2002, 37,546,907 shares of our common stock were outstanding, and 18,715,490 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of May 6, 2002:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which are exercisable in whole or in part through September 2008;

•	9,121,844 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans (excluding the shares reserved for issuance under Leap’s option exchange program);

•	710,718 shares reserved for issuance upon the exercise of options to be granted to employees in June 2002 under Leap’s option exchange program;

•	2,583,075 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm in September 1998;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

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

      In December 2000, we entered into a common stock purchase agreement with Acqua Wellington under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 million and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. However, we cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. As of May 6, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $5.62 per share. As a result, we currently cannot require Acqua Wellington to purchase shares of our common stock, and we will not be able to raise additional capital under the common stock purchase agreement unless and until the market price of our common stock rises above $15 per share. Under the purchase agreement, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock that we require it to purchase during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

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

We May Experience Difficulties in Constructing and Operating Our Telecommunications Networks

      Although we have launched service in all markets in our initial 40 Market Plan, we will need to expand existing networks. When vendor loan covenants and capital resources permit, we also plan to construct new telecommunications networks. We will depend heavily on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Some of our planned Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well.

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

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we acquired and/or launched all of our existing Cricket markets beginning in March 1999. Although we have over a year of successful operating history in 14 markets, we are still at an early stage of development and we continue to face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

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

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

      Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,230 minutes per month though minutes of use has been trending higher and some markets are experiencing substantially higher call volumes. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks will be well suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to expand network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

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

      NextWave Telecom Inc., the former holder of the 22 wireless licenses for which we were the winning bidder in Auction 35, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to us, we will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through existing cash, borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in our forfeiture of the deposit, potential liability for damages and other administrative penalties imposed by the FCC.

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

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have initial buildout deadlines in 2002. We are currently carrying out plans to satisfy the minimum buildout requirements for all material wireless licenses and expect to complete the requirements prior to their respective deadlines. Failure to comply with the FCC’s buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

Risks Associated with Pegaso Could Adversely Affect Our Business

      Pegaso has incurred recurring operating losses and has a net deficiency in its stockholders’ equity. Pegaso has significant financing under two equipment loans and a working capital facility from Qualcomm. We have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. In the fourth quarter of 2001, Pegaso failed to comply with certain obligations and covenants established by the credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under the vendor loans. At March 31, 2002, the outstanding balance under the working capital loans to

Qualcomm was approximately $484.6 million, and approximately $606.9 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement among Qualcomm and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $160.0 million. At March 31, 2002, Qualcomm had provided $65.0 million of these loans to Pegaso. Any solution to the long term financing of Pegaso will require additional capital investment into Pegaso in the near term, and if such additional capital can be raised and if we do not participate in such investment, our ownership interest in Pegaso will be diluted. Pegaso has hired Greenhill & Co to assist it in the development and implementation of restructuring alternatives and/or a sale of Pegaso. We recently signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement is subject to approval of Mexican government authorities and other closing conditions. In connection with January 2002 loan commitments to Pegaso from Qualcomm and certain shareholders other than us, Qualcomm agreed that in the event that Pegaso is sold and the sales proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. If the sale transaction is completed on the terms outlined in the agreement, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. We currently own 20.1% of the outstanding capital stock of Pegaso. As consideration for the January 2002 loan commitments to Pegaso, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

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

We Have Implemented or Are Subject to Anti-Takeover Provisions that Could Prevent or Delay an Acquisition of Leap that Is Beneficial to Our Stockholders

      Our charter and bylaws could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders. Our charter and bylaw provisions could diminish the opportunities for a stockholder to participate in tender offers. The charter and bylaws may also restrain volatility in the market price of our common stock resulting from takeover attempts. In addition, our Board of Directors may issue preferred stock that could have the effect of delaying or preventing a change in control of Leap. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of the charter and bylaws may have the effect of discouraging or preventing an acquisition of Leap or a sale of our businesses. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

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

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of March 31, 2002, the principal amounts of our variable rate long-term debt obligations amounted to approximately $1,323.2 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $8.5 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

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

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.6.2	Supplemental Indenture, dated as of March 13, 2002, among Telephone Entertainment Network, Inc., Backwire.com, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
10.15.1	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.15.2†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.3(1)	Amendment No. 3 to System Equipment Purchase Agreement, effective as of March 26, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc., Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.3(1)	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.4(1)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K.)

Exhibit
Number	Description of Exhibit

10.18.2(1)	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.5(1)	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K.)
10.19.4(1)	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.5(1)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications,Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K.)

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 29, 2002, and incorporated herein by reference.

      (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated February 11, 2002, filed with the SEC on February 11, 2002. Item 5 reported, relating to Leap having announced earnings for the fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: May 14, 2002	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer, Interim Chief Financial Officer and Director

Date: May 14, 2002	By: /s/ MANFORD LEONARD Manford Leonard Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

4.6.2		Supplemental Indenture, dated as of March 13, 2002, among Telephone Entertainment Network, Inc., Backwire.com, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
10.15.1		Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.15.2	†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.3	(1)	Amendment No. 3 to System Equipment Purchase Agreement, effective as of March 26, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc., Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.3	(1)	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.17.4	(1)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K.)
10.18.2	(1)	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.18.5	(1)	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K.)
10.19.4	(1)	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.19.5	(1)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications,Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K).

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 29, 2002, and incorporated herein by reference.