Form 10-K/A
period 2001-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2002-06-28
CIK 1065049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

     This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed to amend Item 14(a) to add the audited financial statements of Pegaso Telecomunicaciones, S.A. de C.V. in accordance with Rule 3-09 of Regulation S-X.

PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

1. Financial Statements:

Pegaso Telecomunicaciones, S.A. de C.V.

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999

Notes to the Consolidated Financial Statements

The financial statements of Leap listed below are set forth in Item 8 of Leap’s Annual Report on Form 10-K for the year ended December 31, 2001

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

3. Exhibits:

Exhibit
Number		Description of Exhibit

2.1	(1)	Share Purchase Agreement, dated as of June 2, 2000 among Endesa S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.

3.1	(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.1.1	(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.

3.3.1	(6)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.

4.1	(3)	Form of Common Stock Certificate.

4.2	(7)	Letter, dated as of March 5, 1999, from Qualcomm Incorporated to the Registrant.

4.2.1	(8)	Superceding Warrant, dated as of August 9, 1999, issued to Qualcomm Incorporated.

4.2.2	(8)	Form of Voting Agreement, dated as of August 9, 1999, between the Registrant and various officers and directors of Qualcomm Incorporated.

4.2.3	(8)	Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm Incorporated.

4.3	(5)	Rights Agreement, dated as of September 14, 1998, between the Registrant and Harris Trust Company of California.

4.3.1	(2)	First Amendment to Rights Agreement, dated as of February 8, 2000, between the Registrant and Harris Trust Company of California.

4.3.2	(2)	Second Amendment to Rights Agreement, dated as of March 30, 2000, between the Registrant and Harris Trust Company of California.

4.4	(9)	Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including Form of Warrant Certificate).

4.5	(9)	Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between the Registrant and Morgan Stanley & Co. Incorporated.

4.6	(9)	Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).

4.6.1	(10)	Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.

4.7	(9)	Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.

4.8	(9)	Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.

10.1	(11)	Separation and Distribution Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.

10.1.1	(8)	First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.

Exhibit
Number		Description of Exhibit

10.2	(11)	Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.

10.2.1	(8)	First Amendment to Master Agreement Regarding Equipment Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.

10.3	(12)	1998 Stock Option Plan, as amended through April 13, 1999.

10.3.1	(3)	Form of non-qualified/incentive stock option under the 1998 Stock Option Plan.

10.3.2	(3)	Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant’s common stock.

10.4	(3)	Form of the Registrant’s 1998 Non-Employee Directors’ Stock Option Plan.

10.4.1	(3)	Form of non-qualified stock option under the 1998 Non-Employee Directors’ Stock Option Plan.

10.5	(13)	Leap Wireless International, Inc. 1998 Employee Stock Purchase Plan, as amended.

10.6	(3)	Assignment and Assumption of Lease dated August 11, 1998 between Qualcomm Incorporated and Vaxa International, Inc.

10.7	(3)	Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers.

10.8	(14)	Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and the Registrant.

10.9	(8)	Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.9.1	(9)	Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).

10.9.2	(8)	Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).

10.10	(8)	Employment offer letter to Susan G. Swenson from Registrant, dated July 9, 1999.

10.11	(15)	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.11.1	(16)	Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.11.2	(16)	Form of Amendment # to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.11.3	(6)	Schedule to Form of Amendment # to System Equipment Purchase Agreement.

10.11.4	(6)	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.12	(17)	Second Amended and Restated Deferred Payment Agreement, dated October 12, 1999, among Chilesat Telefonia Personal S.A., Inversiones Leap Chile S.A., and Qualcomm Incorporated, as Vendor, Administrative Agent and Collateral Agent Subsidiaries of the Registrant.

10.13	(18)	Executive Officer Deferred Stock Plan.

10.14	(4)	Leap Wireless International, Inc. 2000 Stock Option Plan.

10.14.1	(16)	Form of non-qualified/incentive stock option under the Leap Wireless International, Inc. 2000 Stock Option Plan.

Exhibit
Number		Description of Exhibit

10.15	(10)	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.16	(10)	System Equipment Purchase Agreement, effective as of August 28, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.16.1	(19)†	Amendment No. 1 to System Equipment Purchase Agreement, effective as of December 26, 2000, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.16.2	(19)†	Amendment No. 2 to System Equipment Purchase Agreement, effective as of September 17, 2001, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.16.3	*†	Amendment No. 3 to System Equipment Purchase Agreement, effective as of March 26, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.17	(10)	Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.17.1	(10)	First Amendment, dated as of October 20, 2000, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).

10.17.2	(19)	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.

10.17.3	*†	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.17.4	*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 hereto.)

10.18	(10)	Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.18.1	(19)	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent.

Exhibit
Number		Description of Exhibit

10.18.2	*†	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.18.3	*	First Amendment, dated as of January 27, 2000, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)

10.18.4	*	Amendment and Waiver, dated as of October 27, 2000, to the Parent Agreement, dated as of November 24, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)

10.18.5	*	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)

10.19	(10)	Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.19.1	(6)	Amendment No. 1 to Credit Agreement, dated as of February 5, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc. and Ericsson Credit AB, as Administrative Agent and Lender. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.19.2	(6)	Amendment No. 2 to Credit Agreement, dated as of February 28, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, individually and as Administrative Agent.

10.19.3	(19)	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.

10.19.4	*†	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.19.5	*	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 hereto.)

10.20	(6)	Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.

10.20.1	(6)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.

10.20.2	(6)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.

Exhibit
Number		Description of Exhibit

10.21	(20)	Amended and Restated Common Stock Purchase Agreement, effective as of December 20, 2000, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.

10.22	(16)	Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent.

10.22.1	(21)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.

10.22.2	(21)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.

10.23	(16)	Pledge Agreement, dated as of January 22, 2001, between the Registrant and Citibank, N.A., as the Collateral Agent.

10.24	(13)	Leap Wireless International, Inc. 2001 Executive Officer Deferred Bonus Stock Plan.

10.25	(6)	Leap Wireless International, Inc. 2001 Non-Qualified Stock Option Plan.

10.26	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Harvey P. White.

10.27	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Susan G. Swenson.

10.28	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and James E. Hoffmann.

10.29	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Stewart D. Hutcheson.

10.30	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Daniel O. Pegg.

10.31	(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Leonard C. Stephens.

10.32	*	Change in Control Agreement dated as of September 7, 2001 between the Registrant and Glenn Umetsu.

10.33	(21)	Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.

10.34	*	Promissory Note, dated May 31, 2000, by Glenn Umetsu in favor of the Registrant.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP, independent accountants.

23.2	**	Consent of PricewaterhouseCoopers, independent accountants.

*	Previously filed.

**	Filed herewith.

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated June 2, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-59460) dated April 24, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the SEC on October 20, 1999, as amended, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the SEC on November 13, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388) dated March 28, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.

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

June 28, 2002	LEAP WIRELESS INTERNATIONAL, INC.

	By:	/s/ HARVEY P. WHITE
Harvey P. White, Chief Executive Officer, Interim Chief Financial Officer and Director

REPORT OF INDEPENDENT ACCOUNTANTS

Mexico City, February 14, 2002

To the Shareholders of
Pegaso Telecomunicaciones, S. A. de C. V.

We have audited the accompanying consolidated balance sheets of Pegaso Telecomunicaciones, S. A. de C. V. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, of stockholders’ equity and of changes in financial position for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As mentioned in Note 11 to the consolidated financial statements, the Company has incurred recurring operating losses and has a net deficiency in its stockholders’ equity which is a cause of dissolution.

The accompanying consolidated financial statements and the related notes were prepared on the assumption that the company will continue to operate as a going concern.

As mentioned in Note 2 to the financial statements, the Company formalized a Temporary Funding Agreement on January 16, 2002, whereby Qualcomm Incorporated (supplier of equipment and creditor of the Bridge Loan) will provide temporary funding of US$60 million with the option to provide US$100 million more as special additional loans.

As mentioned in Notes 7 and 9, at the date of issuance of these financial statements the company requested the issuance of waivers for failure to comply with certain obligations and covenants under the Bridge Loan Agreement and the Vendor Loan Agreement. On January 16, 2002, the group of lenders agreed to grant temporary, conditional, limited Forbearance, and that they would not execute the guarantees provided by the Company at least during the period from February 15, 2002 to June 30, 2002, depending on certain events, but they also stated that they would not issue waivers for failure to comply with the Company’s obligations and covenants under any of the above-mentioned agreements. Consequently, long-term loan portion of US$460 million owed under the financing agreements mentioned above has been reclassified as a short-term liability in the balance sheet as of December 31, 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegaso Telecomunicaciones, S. A. de C. V. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations, the changes in their stockholders’ equity and the changes in their financial position for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers

Guillermo Pineda M.

PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Thousands of U.S. dollars

	December 31,

	2001	2000

Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,008	$12,964
Recoverable value added tax	13,455	27,129
Trade accounts receivable	15,868	12,617
Other accounts receivable	1,394	4,781
Inventories	16,402	23,224
Prepaid advertising and other assets	8,122	11,392

Total current assets	60,249	92,107
PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT — Net	646,352	472,126
PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS — Net	221,444	223,819
UNDERWRITING COMMISSIONS AND FEES	—	14,024

Total assets	$928,045	$802,076

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Bridge loan	$464,856	$263,148
Vendor financing of equipment	87,319	89,045
Formalized vendor financing of equipment	299,802	—
Accounts payable for equipment	13,728	4,757
Bank loans	199,900	—
Handset suppliers	16,653	15,522
Accounts payable to affiliates	—	7,116
Other accounts payable and accrued expenses	97,320	73,107

Total current liabilities	1,179,578	452,695

LONG-TERM LIABILITIES:
Accounts payable to affiliates	20,000	—
Bank loans	—	132,509
Formalized vendor financing of equipment	—	197,710

Total long-term liabilities	20,000	330,219

CONVERTIBLE SUBORDINATED DEBT	100,000	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock	545,506	545,506
Accumulated deficit	(922,499)	(538,097)
Other accrued comprehensive income	5,460	11,753

	(371,533)	19,162

Total liabilities and stockholders’ equity	$928,045	$802,076

The accompanying notes are an integral part of these financial statements.

(3)

PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Thousands of U.S. dollars

	Year ended December 31,

	2001	2000	1999

Revenues:
Services	$160,771	$78,455	$3,917
Sales of handsets and accessories	22,435	15,705	3,965

	183,206	94,160	7,882

Costs and operating expenses:
Cost of services	(39,128)	(24,280)	(5,543)
Cost of sales of handsets and accessories	(124,308)	(134,269)	(25,139)
Sales, administrative and general expenses	(204,737)	(175,324)	(102,953)
Other non-recurring operating expenses (Sprint)	(17,619)	—	—
Depreciation and amortization	(85,679)	(48,096)	(17,712)

	(471,471)	(381,969)	(151,347)

Operating loss	(288,265)	(287,809)	(143,465)
Interest expense	(151,659)	(58,512)	(15,197)
Foreign currency exchange gain (loss)- Net	43,647	(5,995)	994
Other income	11,875	2,910	899

	(96,137)	(61,597)	(13,304)

Loss before income tax	(384,402)	(349,406)	(156,769)
Provision for:
Income tax	—	—	(419)
Employees’ statutory profit sharing	—	—	(175)

Net loss for the year	(384,402)	(349,406)	(157,363)
Other comprehensive income (loss):
Cumulative translation adjustment	(6,293)	(1,994)	13,747

Comprehensive loss	$(390,695)	$(351,400)	$(143,616)

The accompanying notes are an integral part of these financial statements.

(4)

PEGASO TELECOMUNICACIONES, S. A. DE C. V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of U.S. dollars

	Year ended December 31,

	2001	2000	1999

Cash flows from operations:
Net loss for the period	$(384,402)	$(349,406)	$(157,363)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	85,679	48,096	17,712
Other unpaid provisions and interest	93,824	47,850	4,412
Changes in assets and liabilities:
Recoverable value added tax	14,633	(6,016)	(11,040)
Trade accounts receivable	4,436	(9,348)	(3,356)
Other accounts receivable	3,535	(2,710)	(1,727)
Inventories	7,747	(21,884)	—
Prepaid advertising and other assets	2,815	(2,415)	(4,013)
Other accounts payable and accrued expenses	47,763	72,789	49,374

Total adjustments	260,432	126,362	51,362

Net cash used in operations	(123,970)	(223,044)	(106,001)

Cash flows from investing activities:
Acquisition of property, furniture and telecommunications equipment	(75,236)	(69,827)	(38,356)

Net cash used in investing activities	(75,236)	(69,827)	(38,356)

Cash flows from financing activities:
Bridge loan	130,000	140,000	90,000
Capital stock increase	—	195,506	50,000
Convertible subordinated debt	100,000	—	—
VAT credit line paid to Alcatel	(10,000)	(3,976)	—
VAT credit line paid to Qualcomm Inc.	(4,975)	(2,252)	—
Commissions and fees paid to Qualcomm Inc.	—	(13,438)	—
Interest paid to Qualcomm Inc.	(20,199)	(8,981)	—
Interest paid to Alcatel	(9,869)	(15,156)	—

Net cash provided by financing activities	184,957	291,703	140,000

Effect of exchange rate fluctuations on cash	6,293	1,994	(13,818)

Net increase (decrease) in cash and cash equivalents	(7,956)	826	(18,175)
Cash and cash equivalents at beginning of year	12,964	12,138	30,313

Cash and cash equivalents at end of year	$5,008	$12,964	$12,138

Supplemental disclosures of cash flow information:
Income tax paid	$—	$—	$536
Interest paid	30,068	43,803	8,922
Prepaid advertising contracted with notes payable	1,100	500	420
Property, furniture and telecommunications equipment acquired through financing	154,957	134,775	121,054
Inventories acquired through financing	90,520	—	1,609

The accompanying notes are an integral part of these financial statements.

(5)

PEGASO TELECOMUNICACIONES, S. A. DE C. V.

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
Thousands of U.S. dollars

			Other accrued
	Capital	Accumulated	comprehensive
	stock	deficit	income	Total

Balances at January 1, 1999	$300,000	$(31,328)	$—	$268,672
Capital stock increase	50,000			50,000
Loss for the year		(157,363)		(157,363)
Foreign currency translation adjustment			13,747	13,747

Balances at December 31, 1999	350,000	(188,691)	13,747	175,056
Capital stock increase	195,506	—	—	195,506
Loss for the year	—	(349,406)	—	(349,406)
Foreign currency translation adjustment	—	—	(1,994)	(1,994)

Balances at December 31, 2000	545,506	(538,097)	11,753	19,162
Loss for the year	—	(384,402)	—	(384,402)
Foreign currency translation adjustment	—	—	(6,293)	(6,293)

Balances at December 31, 2001	$545,506	$(922,499)	$5,460	$(371,533)

The accompanying notes are an integral part of these financial statements.

(6)

PEGASO TELECOMUNICACIONES,
S. A. DE C. V. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

(Amounts expressed in thousands of U.S. Dollars)

NOTE 1 — OPERATIONS OF THE COMPANY AND SUBSIDIARIES:

Pegaso Telecomunicaciones, S. A. de C. V. (Telecomunicaciones), a Mexican holding company, was incorporated on June 24, 1998, for a period of 99 years. At December 31, 2001, the stockholders of Telecomunicaciones were Mr. Alejandro Burillo Azcárraga (“Mr. Burillo”) and related parties, Sprint México, Inc., a subsidiary of Sprint Corporation (“Sprint”), Leap PCS México, Inc. a subsidiary of Leap Wireless International, Inc. (“Leap”) and certain investment funds.

At December 31, 2001 and 2000, Telecomunicaciones and its subsidiaries (collectively, the “Company”) hold 100% of the capital stock of the following Mexican subsidiaries:

Subsidiary	Activity

Pegaso PCS, S. A. de C. V. (PCS)	Provides wireless telephone services to the general public through an agency agreement with Comunicaciones y Sistemas.

Pegaso Recursos Humanos, S. A. de C. V. (Recursos Humanos)	Provides administrative services to the Company.

Pegaso Comunicaciones y Sistemas, S. A. de C. V. (Comunicaciones y Sistemas)	Holds the concessions and the telecommunications equipment for wireless telephone services provided by PCS.

Pegaso Finanzas, S. A. de C. V.	Finance company in preoperating stage

Pegaso Finco I, S. A. de C. V.	Finance company in preoperating stage

(7)

The Company is engaged in providing nationwide mobile telephone services in Mexico. Comunicaciones y Sistemas holds the concessions granted by the Mexican Ministry of Communications (Secretaría de Comunicaciones y Transportes — SCT).

The concessions include the rights to install, operate and exploit a nationwide public telecommunications network for a period of up to 20 years, with an option to extend the concessions at the end of the 20-year period. (See Note 6)

As of December 31, 2000 the Company provided telecommunications services in the cities of Tijuana, Guadalajara, Monterrey, Mexico City, Ensenada, Nuevo Laredo, Reynosa, Toluca and Chapala. Additionally, as of December 31, 2001, the same services were provided in Mexicali, Saltillo and Cuernavaca. A total of 12 cities throughout Mexico are now receiving this service. The Company’s strategy is to continue to spread its communications network and expand the range of services offered to customers.

NOTE 2 — COMPANY’S FINANCIAL POSITION AND SUBSEQUENT EVENTS:

Given the nature of the Company’s capital and the resources necessary for rendering telecommunications services, the Company has been required to make a significant amount of investments in order to carry out its business strategy, for the purpose of constructing a substantial portion of its network prior to generating sufficient income from its customers, thus first incurring in operating losses until an adequate customer base is established. The Company’s development from its incorporation has been financed through capital contributions by the stockholders (see Note 11) and through the various credit lines described in Notes 7 and 9. Those credit lines are guaranteed with all the properties, rights and assets of Comunicaciones y Sistemas, Telecomunicaciones and other subsidiaries. As a result of the foregoing, the Company had lost its entire capital stock at December 31, 2001. Additionally, in the last quarter of 2001, the Company failed to comply with certain obligations and covenants established by the various credit line agreements. Recovery of the Company’s investments depends entirely on future events, such as the stability of the Mexican economy, securing appropriate additional financing to develop and expand its public telecommunications network, and achieving the necessary level of operating income to cover its cost structure.

Company’s management is actively engaged in negotiations to secure the additional capital and financing necessary to cover the requirements of the Company’s business plan. Management trusts that this additional capital will be obtained in order to permit the Company to continue with its operations.

a.	Interim Funding Agreement

As a result of the aforementioned efforts, on January 16, 2002, the company signed an “Interim Funding Agreement” with Qualcomm Incorporated (Qualcomm), which is the supplier of financed equipment and the creditor of the bridge loan. Under this agreement, Qualcomm will provide $60,000 in cash. These funds should be used to pay minimum working capital expenses in accordance with a temporary business plan.

(8)

This agreement establishes the option of additional financing of up to $100,000 under the same financing terms provided for prior Qualcomm vendor and common agreements.

Both the principal and interest of the loans are due and payable in the short term.

b.	Forbearance letters

In connection with the signing of the Interim Funding Agreement, various other agreements were arrived at on January 16, 2002, of which the most important are the following:

A Bridge Forbearance Letter for the vendor agreement signed by Qualcomm which defines Events of Default (known as Bridge “Default”) as the result of the Company’s failure to pay the Bridge Loan in accordance with the due dates stated in the Bridge Loan Agreement and its six amendments and the known Vendor Facility Defaults specified in the Vendor Forbearance Letter mentioned below.

A Vendor Forbearance Letter for the agreement with the suppliers of financed equipment (Qualcomm, Ericsson and Alcatel) provided by the suppliers of the equipment and supported by the Citibank International, ABN AMRO BANK NV and Electro Banque as administrative agents. This letter establishes as a known default the Company’s failure to promptly pay interest due through the third quarter of 2001 under each vendor agreement; and its failure to comply with the financing leverage ratios, as established in the common agreement. The known default in the bridge loan forbearance letter is also considered a known default for the purposes of this agreement.

In the aforementioned two forbearance letters, Qualcomm, Alcatel and Ericsson agree to forbear said defaults under certain terms and conditions, until certain termination events occur, such as this occurrence of new defaults. Additionally, its termination is also subject to the conditions and termination dates of the Interim Temporary Funding Agreement mentioned above. Despite the aforementioned forbearance granted, the creditors (Qualcomm, Ericsson and Alcatel) (a) understand and agree that none of them will have waived any event of defaults included in each of the forbearance letters (b) agree that they may declare an event of default (including the known default upon termination of the forbearance granted in the letters) at any time, pursuant to the terms of the common agreement or any financing agreement, and upon there exercise any of the rights, powers and remedies concerning such Event of Default. Therefore, the long-term portion of $460 million owed under the financing agreement mentioned above has been reclassified as a short-term liability in the balance sheet at December 31, 2001.

c.	Other agreements

As part of the conditions for signing the Temporary Funding Agreement mentioned earlier, the Company’s stockholders, together with the creditors and the suppliers of financed equipment, signed certain additional agreements to state the terms, definitions and interpretation of obligations and commitments.

(9)

The aforementioned agreements and other documents form part of the exhibits and the complementary documentation to the temporary funding agreement.

d.	Principal agreements arrived at during the stockholders’ meeting of January 11, 2002

On January 11, 2002, the Company’s shareholders decided to cancel all existing treasury shares (51,216,460 treasury shares) and at the same date decided to issue 57,216,460 new treasury shares, of which 1,216,460 original option shares may be subscribed and paid in as Class “N”shares by Qualcomm, Leap Wireless and Mr. Burillo, based on the option agreements signed on May 27, 1999 and amended on November 17, 2000.

Up to 50,000,000 funding commitment shares may be subscribed and paid in by the Company’s shareholders as Class 1, Class 3, Class 4, Class 5 and Class “N” shares, as per the terms of the agreement known as the “Funding commitment letter”.

Up to 3,000,000 new option shares may be subscribed and paid in as Class “N” shares by Qualcomm under the terms of the new option agreement for the subscription of shares, provided the Company receives financing of US$60,000. Up to 3,000,000 additional shares may be subscribed and paid in by Qualcomm, provided the company receives financing of up to US$100,000.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the adjustment and translation of the Mexican peso consolidated financial statements prepared in conformity with accounting principles generally accepted in Mexico. Such financial statements constitute a suitable basis for adjustment and translation into U.S. dollars for purposes of expressing them in conformity with accounting principles generally accepted in the United States of America.

The significant accounting policies, as adjusted, are summarized below:

a.	Translation -

For the purposes of translating its Mexican peso financial statements to U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, the Company uses the Mexican peso as its functional currency. Accordingly, monetary and non-monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Capital stock has been translated at historic observed exchange rates. Revenue, expenses, gains and losses are translated at the average exchange rate for the year. The net equity effects of translation are recorded in the cumulative foreign currency translation adjustment account as a part of other accrued comprehensive income.

(10)

b.	Consolidation -

The accompanying financial statements include the accounts of Telecomunicaciones and its wholly-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in the consolidation.

c.	Cash equivalents -

Cash equivalents are recorded at cost, which approximates market value, and include all investments purchased with original maturities of three months or less.

d.	Inventories and cost of sales -

Inventories are initially recorded at average cost and subsequently adjusted through an allowance for realization. The resulting amounts are not in excess of market value.

Cost of sales is recorded following the average cost method.

e.	Advertising costs -

Advertising costs are recorded as incurred. Prepaid media advertising, including television airtime, magazine and other print media, is deferred and recorded as a current asset, and recorded when the advertising airtime or space is used.

f.	Property, furniture and telecommunications equipment -

Property, furniture, telecommunications equipment and capital leases are recorded at cost.

Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets, ranging from four to twenty years.

Leasehold improvements are capitalized at cost and are amortized using the straight-line method over a period no longer than the lease period.

g.	Public telecommunications network concessions -

The public telecommunications network concessions include the cost of the radio-electric frequency band concession and other related costs, and are recorded at cost.

Amortization is calculated by the straight-line method over the concession period, which is 20 years.

(11)

h.	Income tax -

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

i.	Capitalized interest cost -

Property, furniture and telecommunications equipment, as well as the public telecommunications network concessions, include the capitalization of the interest costs pertaining to their acquisition.

j.	Revenue recognition -

The Company’s revenue recognition polices are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

Revenue from prepaid airtime, free airtime, calling party pays, roaming and interconnection fees and postpaid services are recognized as revenue when the service is provided.

The revenue and related expenses associated with the sale of handsets are recognized when the products are activated by customers (First Call Activity), as this is considered to be a separate income from the sale of wireless services.

k.	Impairment of long-lived assets -

The Company evaluates potential impairment losses on long-lived assets by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted future expected cash flows generated by the assets at no interest charges. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses have been recorded by the Company.

l.	Concentrations of credit risk -

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company maintains its cash and cash equivalents at various major financial institutions, and they are principally invested in short-term deposits and money market accounts.

(12)

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers throughout Mexico. The Company maintains allowances for doubtful accounts based on the expected collectibility of all receivables.

m.	Fair value of financial instruments -

The estimated fair value of the Company’s financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of these instruments. The Company’s bank loans and other debts are subject to interest at variable rates, and as a result, the book value of such liabilities approximates their fair values.

n.	New accounting requirements -

On July 20, 2001, the FASB issued FASB Statement No. 141 (SFAS 141), Business Combinations, and FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 replaces Accounting Principles Board Opinion No. 16 (APB 16), and is effective for acquisitions made after June 30, 2001. The Company is not currently involved in any business combination.

SFAS 142 replaces APB 17, Intangible Assets. It primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001 However, early adoption is permitted in certain instances. Among the new requirements and guidance set forth in SFAS 142, are (1) indefinite-lived intangible assets will no longer be amortized; (2) non-amortizable intangible assets will be tested for impairment at least annually; (3) the amortization period of intangible assets that have finite lives will no longer be limited to forty years; and (4) additional financial statement disclosures about intangible assets will be required.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The provisions of this statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The primary purpose of SFAS No. 144 is to establish guidelines to create a consistent accounting model for the impairment of long-lived assets to be disposed of and to clarify some implementation issues of SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged.

(13)

The Company is presently evaluating the impact, if any, that these new standards will have on its financial position or results of operations.

NOTE 4 — BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES AND OTHER RELATED PARTIES:

Accounts payable to affiliated companies are as follows:

	December 31,

	2001	2000

Leap Wireless International, Inc. and subsidiaries	$—	$2,839
Sprint Spectrum L.P.	20,000	4,277

	$20,000	$7,116

Following is a summary of the main transactions with affiliated companies and other related parties:

	December 31,

	2001	2000	1999

Revenue:
International roaming from Sprint	$1,680	$629	$—
Expenses:
Professional services(1)	5,747	28,759	39,564
Advertising services	—	4,915	4,100
Rent payments to stockholders(2)	3,833	1,669	1,776
Royalties to Sprint(3)	4,936	2,441	—
Management services to Sprint	433	4,335	—
International roaming cost to Sprint	114	55	—

(1)	Provided by Leap Wireless Services México, S. A. de C. V., a subsidiary of Leap Wireless International, Inc., it represents mainly advisory services paid in connection with the Company’s organization, start-up activities and supervision of the design and implementation of the network. These services are subcontracted to GTE Data Services México, S. A., de C. V.

(14)

(2)	Includes in 2000, $228 paid to Grupo Televisa, S. A. and subsidiaries for the lease of two offices, the leasing agreements for which expire in May and September 2003. Grupo Televisa S.A. ceased being an affiliated company on July 13, 2000. This also includes $162 and $170 paid to related parties of Mr. Alejandro Burillo Azcárraga for the lease of two offices in 2001 and 2000, and to the following entities in which he has an interest: $1,370 and $695 to Participación Activa en Empresas, S.A. de C.V. and $2,301 and $576 to Palmas Plaza in 2001 and 2000, respectively.

(3)	Royalties and services as per the agreements described in Note 13.

NOTE 5 — PROPERTY, FURNITURE AND TELECOMMUNICATIONS EQUIPMENT:

	December 31,		Annual
			depreciation rate
	2001	2000	(%)

Telecommunications equipment	$633,104	$408,257	25,10,8 and 5
Furniture and equipment	10,267	6,420	10
Computer equipment	49,869	20,884	30
Transportation equipment	2,904	2,261	25
Leasehold improvements	15,705	6,362	20
Maintenance equipment	566	478	10
Buildings	2,674	—	5

	715,089	444,662
Accrued depreciation	(127,293)	(42,418)

	587,796	402,244
Land	385	91
Telecommunications equipment in the process of being installed	22,346	23,894
Advance payments to other suppliers	35,825	45,897

	$646,352	$472,126

Telecommunications equipment includes capitalized financing costs of $16,591 and $12,787 as of December 31, 2001 and 2000, respectively.

(15)

NOTE 6 — PUBLIC TELECOMMUNICATIONS NETWORK CONCESSIONS:

On October 7, 1998, the Company obtained the concessions to frequency bands of the radio-electric spectrum to provide nationwide wireless fixed telephone services and inducement access telecommunications services, transmission or reception of signals, images, voice, sounds or information of any nature through the network, and additional services authorized by the SCT, as well as access to data networks, videos, audio and videoconferences.

	December 31,

	2001	2000

Cost of concession	$257,993	$246,407
Accumulated amortization	(36,549)	(22,588)

	$221,444	$223,819

NOTE 7 — BRIDGE LOAN:

On May 27, 1999, the Company entered into a Bridge Loan Agreement with a group of banks. However, as from June 31, 2001, Qualcomm Incorporated (Qualcomm) is the only creditor under this Bridge Loan.

Under this agreement, the Company may initially borrow principal amounts of up to $100,000 and $15,000 as a credit facility to finance interest payments at varying interest rates. The agreement contains certain covenants, including, but not limited to, a restriction on the payment of dividends and the sale of fixed assets.

On the same date, Qualcomm and Citibank N.A entered into a Guaranty Agreement (“Qualcomm Guaranty”) under which Qualcomm guarantees timely payment in full of all the Company’s obligations under the Bridge Loan Agreement.

To induce Qualcomm to enter into the Bridge Loan Agreement and to issue the Qualcomm Guaranty:

1.	The Company entered into a Stock Option Agreement with Qualcomm, dated May 27, 1999, under which Qualcomm was granted an option to subscribe and purchase 353,585 limited-vote Series “N” treasury shares of the Company’s capital stock, with no par value.

(16)

The option may be exercised at any time or from time to time on or after the earlier of (x) the date on which any and all amounts under the Bridge Loan Agreement are paid in full and (y) the scheduled maturity date of the Bridge Loan, which is currently August 29, 2002. The exercise price of the option is US$0.01, each, based on the initial financing of $100,000.

2.	Leap entered into a counter-guaranty providing for a guarantee by Leap of 33% of the Company’s obligations under the Bridge Loan Agreement.

3.	Mr. Burillo entered into a counter-guaranty providing for a guarantee by Mr. Burillo of 15% of the Company’s obligations under the Bridge Loan Agreement.

In addition, as a condition for Leap and Mr. Burillo to issue the above-mentioned counter-guaranties, the Company entered into a Stock Option Agreement with each of them on May 27, 1999, under which Leap and Mr. Burillo were granted an option to subscribe and purchase up to 243,090 and 110,495, respectively, limited-vote Series N treasury shares of the Company’s capital stock, with no par value (see Note 11). The terms of these contracts are similar to those in the Stock Option Agreement entered into by the Company and Qualcomm.

Additionally, an Irrevocable Administration and Guarantee Trust agreement was signed by Leap and Mr. Burillo as trustors, Qualcomm as beneficiary, and Banco INVEX, S.A., Institución de Banca Múltiple (INVEX) as trustee. Under this agreement, INVEX may exercise the options on behalf of Qualcomm to execute the counter-guarantee.

As from May 27, 1999 to date, there have been six amendments as follows:

Amendment Number
and date

1st February 8, 2000	Borrowing amount was increased to $175,000 and $15,000 for interest facility. Interest rates were increased by approximately 1%.

2nd August 22, 2000	Extension of the scheduled maturity date to November 24, 2000.

3rd November 17, 2000	Increase to $300,000 and extension of the original maturity date to June 1, 2001. Additional options were granted to Qualcomm, Leap and Mr. Burillo for 254,645, 175,068 and 79,577 shares, respectively. (See Note 11)

(17)

Amendment Number
and date

4th March 22, 2001	Increase to $360,000 and $49,000 for the interest facility.

5th June 29, 2001	Increase in the interest facility to $73,000 and extension of the maturity date to the earlier of September 19, 2001 or five business days after the date an existing letter of intent is terminated. Capitalization of the $52,848 interest generated up to that date.

6th October 10, 2001	Extension of the maturity date to August 29, 2002, reduction of the interest rate applicable to all loans outstanding as of the date of the amendment from 20% to 19% as from September 19, 2001, and capitalization of interest loans capitalized on the last business day of each month. Capitalization of the $23,859 interest generated up to those date.

October 24, 2001	Agreement that establishes an interest rate of 19.48% as from September 30. Capitalization of the interest on the last day of January, April, June and October 2002.

On October 2001, the Company failed to comply with certain obligations under the Bridge Loan Agreement, which constituted a default under the agreement. The Company obtained the Forbearance Letter from Qualcomm described in Note 2. In addition it set up a provision for unpaid interest at an interest rate 3 percentage points above the original rate.

As of December 31, 2001 and 2000 the Company had used $464,856 and $263,148, respectively, of this credit. The interest generated from January 1 to December 31, 2001, 2000 and 1999 amounted to $79,579, $26,302 and $3,729, respectively. The weighted average interest rate was 18.53% in 2001, 11.02% in 2000 and 12.60% in 1999.

NOTE 8 — QUALCOMM’S FINANCING COMMITMENT AGREEMENTS:

On April 26, 2000, Qualcomm and the Company entered into an agreement under which Qualcomm committed to support the company with financing of up to $500,000.

At the same date the Company paid Qualcomm $13,437 for commissions and other fees under this agreement, which were amortized over the commitment period. Amortization charged to income in 2000 amounted to $3,333. The remainder of the amount paid, $10,104, was recorded as expenses in 2001. In January 2002 Qualcomm and the Company agreed the termination of this agreement.

(18)

NOTE 9 — VENDOR FINANCING AND BANK LINES:

The Company has entered into certain agreements for the acquisition of telecommunications equipment, services and installation consultancy. These commitments are being financed through vendor financing contracts, which are summarized as follows:

Equipment		Original	Available
supplier	Financing agent	credit line	credit line

Qualcomm and Ericsson	Qualcomm loan managed by ABN AMRO Bank N. V	$310,000(*)	$560,000

Alcatel	Syndicated loan managed by Citibank International, Plc	$287,500(**)	$395,000

(*) On October 31 1998, the Company entered into a Credit Agreement with Qualcomm, which was amended and restated at December 15, 1998, and further amended on May 27, 1999, November 28, 2000 and October 10, 2001.

     The Qualcomm credit line is for up to $560,000, available as shown below:

Credit	Availability	Available line

		(millions)
Loan 1	From the date of authorization to December 31, 2000	$200
Loan 2	From January 1, 2001 to December 31, 2002	90
Additional loan 1	From the date of authorization to December 31, 2002	20

	Authorized and available credit line at December 31, 2000 and 2001	310

Additional loan 2	Authorized in January 2002 (See Note 2) (Subsequent Event)	150
Additional loan 3	To be authorized (See Note 2) (Subsequent Event)	100

		250

		$560

(19)

Under the vendor financing facilities with Alcatel and Qualcomm, some of the borrowings are initially classified as short-term debt until they are rolled over into a long-term facility.

On October 10, 2001, the third amendment to the financing agreement was signed by Qualcomm and Ericsson to authorize an additional credit of $150,000 of which $96,000 is from Qualcomm and $54,000 from Ericsson (see Note 2).

At October 31, December 3 and 31, 2001, quarterly interest became payable to Qualcomm, which was not covered on time, nor were the financial leverage ratios complied with, which constituted a default in the common and financing agreements. The Company received a forbearance letter from Qualcomm as described in Note 2.

Given the aforementioned default, the company set up an unpaid interest provision at a rate 2 percentage points above the original rate.

Interest incurred in 2001, 2000 and 1999 amounted to $36,148, $21,578 and $15,319, respectively.

Credits 1 and 2 are subject to interest at LIBOR plus 4.5 points. Interest is to be paid at various intervals ranging from monthly to biannually, depending on the type of loan under which the amount has been disposed of.

The short-term balances shown in the balance sheet of $87,319 and $89,045 at December 31, 2001 and 2000, respectively, payable to Qualcomm Inc., Ericsson Wireless and Ericsson Telecom (Mexico), S. A. de C. V. include, in addition to interest, their amounts in process of review and approval by Qualcomm and the Company to be considered to be part of the line of credit facilities. Additionally, at December 31, 2001, a provision of $15,578 was recognized for equipment and services which, according to Ericsson, have already been provided and are in the process of being reviewed.

As of December 31, 2001 and 2000, $299,802 and $197,710, respectively, were outstanding under this line of credit and are included in the short-term formalized vendor financing of equipment, which includes the balance that originally corresponded to the long-term line of credit before its reclassification. The schedules of maturities on the outstanding amounts are as shown as follows:

		December 31,

	December 31,	2001	2000

Current portion	2002	$23,246
Non-current portion	2002		$21,275
	2003	53,594	50,182
	2004	104,203	80,591
	2005	73,814	45,662
	2006	44,945

		276,556	197,710

	Total	$299,802	$197,710

(20)

The principal payments on loans managed by ABN AMRO BANK, N.V. will be negotiated in good faith and must be agreed upon by both parties prior to disbursement.

(**) On December 15, 1998 the Company agreed to a credit line with Alcatel, which was modified on May 27, 1999, March 7, 2001 and May 23, 2001.

The Alcatel credit line is for up to $ 395,000, the availability of which is as follows:

Credit	Availability	Authorized line

		(millions)
Loan 1	From the date of authorization to December 31, 2000	$170.0
Loan 2	From January 1, 2001 to December 31, 2002	100.0
Additional loan 1 Facility 1	From the date of authorization to December 31, 2000	10.0
Additional loan 2 Facility 1	From January 1,2001 to December 31, 2002	7.5

	Authorized and available line of credit at December 31, 2000	287.5
Additional loan Facility 3 — Tranch “A”	From October 10, 2001 to December 31, 2006	30.0
Additional loan Facility 3 — Tranch “B”	From October 10, 2001 to December 31, 2007	70.0
Additional loan Revolving Commitment	From October 10, 2001 to December 31, 2003	7.5

	Authorized line of credit at December 31, 2001	$395.0

At December 31, 2001, quarterly interest became payable to Alcatel, which was not covered on time, nor were the financial ratios complied with, which constituted a default in the common and financing agreements. The Company received a forbearance letter from Alcatel as described in Note 2.

As a result of the aforementioned defaults to the agreements, the Company set up an unpaid interest provision at 2 percentage points over the original rate. The interest generated in 2001, 2000 and 1999 amounted to $17,622, $13,259 and $4,783, respectively.

(21)

These loans bear interest at the Eurodollar rate plus 4.5 percentage points per year with an adjustable margin (11.23%, 10.98% and 10.10% at December 31, 2001, 2000 and 1999, respectively). As of December 31, 2001 and 2000 interest payable was $5,800 and $474, respectively.

The current balances shown in the balance sheet of $13,728 and $4,757 at December 31, 2001 and 2000, respectively, payable to Alcatel, which include, in addition to the interest, debts that are in the process of been reviewed and approved by Alcatel and the Company to become part of the long-term credit line.

At December 31, 2001 and 2000, $199,900 and $132,509 million, respectively, were outstanding under this line of credit and are included in the short-term bank credit line, which includes the balance that originally corresponded to the long-term bank line of credit before its reclassification. The schedules of maturities on the outstanding amounts are as shown as follows:

		Amount

	December 31,	2001	2000

Current	2002	$16,000

Long-term	2002		$16,000
	2003	42,000	34,480
	2004	73,000	55,720
	2005	54,000	26,309
	2006	14,900

		183,900	132,509

		$199,900	$132,509

The LIBOR interest rate on a quarterly basis as of December 31, 2001, 2000 and 1999, was 10.2162%, 6.39875% and 6.00125%, respectively.

The Company has pledged all properties, rights and assets, to secure the obligations derived from these vendor financing agreements. Additionally, on June 18, 1999, the Company, as trustor, established an irrevocable administration and guarantee trust with Citibank México, S. A. de C. V., with Grupo Financiero Citibank as representative of the beneficiaries of the guarantees and as agent of the guarantees, as well as with INVEX, as trustee.

The purpose of the trust agreement is to guarantee payment of obligations arising from the vendor financing agreements signed with Qualcomm and Alcatel. The Company has pledged its shares in Comunicaciones y Sistemas, PCS and Recursos Humanos to the trust.

(22)

The lines of credit establish, among others, the following obligations and restrictions for the Company:

a.	Disbursements from credit lines can be utilized only for the acquisition of telecommunications equipment from Qualcomm and Alcatel.

b.	The capital stock must be increased by two contributions of $50 million each by July 31, 1999 and August 31, 2000. Both contributions have been made.

c.	Neither dividend payments nor capital distributions should be made during the loan periods.

NOTE 10 — CONVERTIBLE SUBORDINATED DEBT

On June 26, 2001, Company shareholders signed a “Funding Commitment Letter”, amended on June 26 and 29, July 16 and August 8, 2001, under which the shareholders committed to subscribe an aggregate principal amount of Convertible Subordinated Notes due 2008 for up to $100,000. This agreement does not generate interest payments.

The shareholders contributed $50,000 on June 29, $45,953 on June 23, and $4,047 on August 15, 2001.

NOTE 11 — STOCKHOLDERS’ EQUITY:

The Company was incorporated with an initial capital contribution of $11 for the subscription of 100,000 common shares with a par value of one Mexican peso each.

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

On July 27 and 30, 1999, the Company received $50,000 in exchange for the issuance of 5,000,000 common Series N shares with no par value. This contribution was totally paid by Mr. Burillo. 1,000,000 of those shares were deposited with Scotiabank Inverlat, S. A. as Trustee of Trust 101814 corresponding to this issuance.

On April 26, 2000, the Company received $145,506 in exchange for the issuance of 7,561,547 Series II-N and 2,152,977 Series II-N and II-B Shares, respectively, with no par value. This amount was contributed by Sprint Mexico Inc., a subsidiary of a U.S. telecommunications corporation.

(23)

On August 30, 2000, the Company received $50,000 in exchange for the issuance of 5,000,000 Series II-N shares with no par value. 4,300,000 shares were totally paid by Mr. Burillo and 700,000 shares by Scotiabank Inverlat and deposited in Trust 101814 of the same bank.

On June 26, 2001, the Company cancelled all its existing treasury shares, comprised of 1,516,460 ordinary, nominative Class “N” treasury shares with no par value, issued but not subscribed or paid, in accordance with the Agreements reached by the stockholders on October 12, 2000.

At the same date, the stockholders agreed to the issuance of 51,216,460 new treasury shares which included 1,216,460 shares (The Option Shares) that could be subscribed and paid for as Class “N” or, as applicable, cancelled under the terms and conditions of each of the Stock Option Agreements signed by the Company, Qualcomm, Leap, and Mr. Burillo, on May 27, 1999, respectively, as amended on November 17, 2000.

The remaining 50,000,000 shares (The Additional Shares) may be subscribed and paid for as Class “1”, Class “3”, Class “4”, Class “5” and Class “N” shares in accordance with the “Funding Commitment Letter”.

After the contributions described in the above paragraphs, the stockholders’ equity as of December 31, 2001 is represented by 100,930,984 shares without par value, represented by 51,216,460 treasury shares pending subscription and payment, and 49,714,524 shares corresponding to the Company ´s issued and outstanding capital stock, consisting of:

	Number of
	shares	Amount

Class I (fixed minimum portion)
Series A shares	612	$6
Series B shares	588	6
Class II (variable portion)
Series A shares	7,499,388	74,994
Series B shares	7,199,412	87,065
Series N shares	35,014,524	383,435

	49,714,524	$545,506

Series N Class II shares have limited voting rights.

As of December 31, 2001, the Company has suffered recurring losses from operations and has a net capital deficiency which is a cause of dissolution in accordance with article 229 of Mexican Business Reorganization Law (Ley de Concursos Mercantiles). Management’s plans in regard to these matters are described in Note 2.

(24)

NOTE 12 — INCOME TAX, ASSET TAX AND EMPLOYEES’ STATUTORY PROFIT SHARING:

Telecomunicaciones and its subsidiaries pay income tax and asset tax on an individual basis.

For the year ended December 31, 2001, 2000 and 1999, Telecomunicaciones generated net tax losses of $3,129, $6,961 and $5,176, respectively, and three of its subsidiaries generated a combined net tax loss of $367,292, $408,809 and $110,392, respectively. Other subsidiary, Recursos Humanos, had a net tax income of $1,174 for the year ended December 31, 1999. Therefore, for the period ended December 31, 1999, Recursos Humanos recognized a tax provision of $419 as shown in the consolidated financial statements.

Tax loss carryforwards may be inflation-indexed by applying factors derived from the NCPI from the date on which losses arise through the date of their utilization. Those restated tax loss carry- forwards can be offset against future taxable income, and expire as follows:

Expiration
year	Amount

2008	$19,717
2009	142,541
2010	436,467
2011	379,700

$978,425

Taxable income differs from accounting income due to permanent differences excluded by law from the determination of tax results, mainly in the tax effect of inflation and recurring timing differences.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2001	2000	1999

Inventories	$(16,402)	$(23,224)	$(565)
Fixed assets	(66,995)	(32,891)	(10,867)
Concession	(54,724)	(32,091)	(3,838)
Pre-operating expenses	12,416	13,658	4,960
Other temporary items	43,140	18,718	(836)
Tax loss carryforwards	978,425	598,725	70,955
Valuation allowance	(895,860)	(542,895)	(59,809)

	$—	$—	$—

(25)

The statutory income tax rate for 2001, 2000 and 1999 was 35%. The following items represent the principal differences between income tax computed at the statutory tax rate and the Company’s provision for income tax for the periods ended December 31, 2001, 2000 and 1999:

	December 31,

	2001	2000	1999

Tax at statutory rate	(35%)	(35%)	(35%)
Permanent items, including inflationary effects	3%	(5%)	6%
Other temporary items	3%	(1%)	(4%)
Amortization of concession	(3%)	(3%)	(7%)
Valuation allowance	32%	44%	40%

Effective tax rate	0%	0%	0%

Telecomunicaciones and its subsidiaries pay income tax and asset tax on an individual basis.

Asset tax is determined by applying the rate of 1.8% to the net amount of certain assets and liabilities, and is payable only when asset tax exceeds income tax. The Company will not be subject to the payment of asset tax until the year 2002, since the Mexican Tax Law states that start-up companies are not subject to asset tax payment during the first four years as from the date of incorporation.

Employees’ statutory profit sharing is determined at the rate of 10% on the taxable income of each company, on a basis similar to income tax. For the year ended December 31, 2001 and 2000, the Company generated no taxable income subject to the payment of employees’ statutory profit sharing. For the period ended December 31, 1999, one of the Company’s subsidiaries, Pegaso Recursos Humanos generated employees’ statutory profit sharing amounting to $175.

NOTE 13 — AGREEMENTS WITH SPRINT AND SUBSEQUENT EVENT:

In March 15, 2000, the Company signed a service and technology-related agreement with Sprint under which Sprint granted the Company, in exchange for a royalty, the exclusive right to obtain licenses for the use in Mexico of the technology developed by Sprint. The Company also obtained the exclusive right to use Sprint business know-how in Mexico and Sprint agreed to make reasonable efforts to allow the Company to purchase goods from its suppliers under its enterprise contracts and agreed to provide services requested by the Company from time to time, including: network operations, marketing, product development, subscriber equipment and handset logistics, customer care, revenue operations, and information technology, among other things.

(26)

On January 16, 2002, the Company signed an agreement denominated “Termination, Settlement and Mutual Release Agreement” under which the present and future debts and commitments with Sprint were cancelled. It was agreed that the Company would pay $20,000 up to December 31, 2005, and depending on the results of the project to sell a portion of the Company, the payment could reach the maximum amount of $50,000. The Company recognized in the statement of income as an operating expense of $2,381 and a special item of $17,619, corresponding to the payment for contract termination. The total amount ($20,000) is shown as a long-term liability in the balance sheet.

NOTE 14 — COMMITMENT AND CONTINGENCIES:

a.	The Company leases offices and other spaces related to its business, under operating lease agreements expiring through 2006. Annual minimum lease payments under such leases are as follows:

Year	Amount

2002	$1,311
2003	3,217
2004	6,606
2005	3,815
2006	887

$15,836

Additionally, the Company has site operating leases for the network with annual payment of approximately $14,879, payable on a monthly, bimonthly and quarterly basis. These lease contracts are renewable generally on an annual basis.

Lease payments charged to income in 2001, 2000 and 1999 amounted to $22,648, $17,159 and $13,430, respectively.

b.	The Company is committed to purchasing 50% of its handsets from Kyocera under the existing handset supply agreement for a period of five years starting February 15, 1999. The handsets must contain and utilize Qualcomm’s Application Specific Integrated Circuits, known as the Q-Chip. In addition, the Company has agreed with Qualcomm and Ericsson to use the “cdmaOne” and the “multi-carrier mode” of the ITU proposed third generation CDMA standard exclusively as the primary technology for its wireless telecommunications.

c.	The company issued purchase orders for the acquisition of telecommunications equipment, services and installation consultancy for an amount of $130,272.

(27)