Form 10-Q
period 2002-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2002-08-14
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒  No ☐

      The number of shares of registrant’s common stock outstanding on August 7, 2002 was 37,579,781.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2002

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$73,365	$242,979
Short-term investments	133,560	81,105
Restricted cash equivalents and short-term investments	38,291	27,628
Inventories	40,390	45,338
Other current assets	12,770	22,044

Total current assets	298,376	419,094
Property and equipment, net	1,223,861	1,112,284
Wireless licenses, net	758,428	718,222
Goodwill, net	26,919	26,919
Other intangible assets, net	13,325	16,694
Restricted investments	—	13,127
Deposit for wireless licenses	10,773	85,000
Other assets	66,320	59,555

Total assets	$2,398,002	$2,450,895

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$103,364	$147,695
Current portion of long-term debt	92,987	26,049
Other current liabilities	94,002	55,843

Total current liabilities	290,353	229,587
Long-term debt	1,997,212	1,676,845
Other long-term liabilities	105,068	186,023

Total liabilities	2,392,633	2,092,455

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 37,556,713 and 36,979,664 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	4	4
Additional paid-in capital	1,148,593	1,148,337
Unearned stock-based compensation	(2,237)	(5,138)
Accumulated deficit	(1,141,432)	(786,195)
Accumulated other comprehensive income	441	1,432

Total stockholders’ equity	5,369	358,440

Total liabilities and stockholders’ equity	$2,398,002	$2,450,895

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Service revenues	$144,390	$39,554	$272,410	$65,209
Equipment revenues	6,752	8,292	18,913	19,390

Total revenues	151,142	47,846	291,323	84,599

Operating expenses:
Cost of service	(43,512)	(17,480)	(85,403)	(29,706)
Cost of equipment	(60,163)	(32,497)	(144,174)	(63,435)
Selling and marketing	(32,758)	(21,786)	(62,917)	(38,801)
General and administrative	(46,714)	(32,715)	(96,708)	(57,401)
Depreciation and amortization	(68,975)	(20,511)	(130,863)	(35,298)

Total operating expenses	(252,122)	(124,989)	(520,065)	(224,641)
Gain on sale of wireless license	—	—	364	—

Operating loss	(100,980)	(77,143)	(228,378)	(140,042)
Equity in net loss of unconsolidated wireless operating company	—	(17,116)	—	(43,298)
Interest income	1,661	7,874	3,421	18,773
Interest expense	(57,240)	(41,840)	(110,149)	(79,451)
Other income (expense), net	8	(40)	100	2,301

Loss before income taxes	(156,551)	(128,265)	(335,006)	(241,717)
Income taxes	(2,039)	(265)	(20,231)	(1,198)

Net loss	$(158,590)	$(128,530)	$(355,237)	$(242,915)

Other comprehensive loss:
Foreign currency translation losses	—	(287)	—	(605)
Unrealized holding gains (losses) on investments, net	513	(225)	(239)	127

Comprehensive loss	$(158,077)	$(129,042)	$(355,476)	$(243,393)

Basic and diluted net loss per common share	$(4.23)	$(3.91)	$(9.54)	$(7.79)

Shares used in per share calculations:
Basic and diluted	37,451	32,882	37,226	31,181

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net cash used in operating activities	$(122,346)	$(172,299)

Investing activities:
Purchase of property and equipment	(80,035)	(71,062)
Loan to unconsolidated wireless operating company	—	(10,000)
Acquisitions, net of cash acquired	—	(2,900)
Purchase of and deposits for wireless licenses	—	(230,876)
Refund of deposits for wireless licenses	74,230	—
Proceeds from the sale of wireless license	380	—
Purchase of investments	(195,696)	(102,298)
Sale and maturity of investments	140,586	183,817
Restricted cash equivalents and investments, net	2,976	12,736
Sale and repayment of notes receivable	—	108,138
Other	—	(3,468)

Net cash used in investing activities	(57,559)	(115,913)

Financing activities:
Proceeds from long-term debt	34,902	177,204
Repayment of note payable and long-term debt	(19,102)	(909)
Issuance of common stock	440	154,561
Payment of debt financing costs	(5,949)	—

Net cash provided by financing activities	10,291	330,856

Net increase (decrease) in cash and cash equivalents	(169,614)	42,644
Cash and cash equivalents at beginning of period	242,979	338,878

Cash and cash equivalents at end of period	$73,365	$381,522

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company” or “Leap”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Cricket service is operated by the Company’s wholly-owned subsidiary, Cricket Communications, Inc. (“Cricket Communications”), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). The Company has launched wireless service in 40 markets, which together constitute what the Company refers to as its “40 Market Plan.”

Financing Risks

      The Company expects to generate significant negative net cash flows from operating activities at least through the third quarter of 2002 and to continue incurring significant operating losses. The Company also expects to generate positive net cash flows from operating activities in the aggregate during the 12 months beginning July 1, 2002. The Company expects that it will require significant additional borrowings in 2002 and 2003 under its existing vendor credit facilities to improve the coverage and capacity of the wireless networks in its 40 Market Plan and to pay interest and fees on its vendor facilities. The Company’s debt is high compared to the current size of its business and the Company will be required to generate substantial cash flows in order to meet its debt repayment obligations. With the borrowings currently available under its vendor credit facilities, and assuming continued compliance with the covenants under those facilities, the Company believes that it will have sufficient capital resources to carry on its business at least through June 30, 2003. In addition, the Company may require significant additional capital to acquire wireless licenses on which it was the winning bidder in the Federal Communications Commission’s (“FCC”) Auction 35 for an aggregate payment obligation of $350.1 million. Furthermore, an arbitrator recently determined that the seller of a previously completed wireless license acquisition was entitled to a purchase price adjustment of $40.8 million immediately payable in cash, or, in the Company’s sole discretion, 21,548,415 shares of the Company’s common stock. If the Company elects to pay the award in stock, it may be subject to accelerated debt payments and other penalties under FCC rules and regulations. In addition, the issuance of common stock to the seller without the consent of the lenders under the Company’s vendor credit facilities could constitute a change in control and an event of default under the Company’s vendor credit facilities. Any substantial payment of cash in connection with the award would significantly reduce the Company’s liquidity. See Note 4.

      The Company has a business plan that would allow it to meet its vendor credit facility covenants at least through June 30, 2003. This business plan is based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. This business plan assumes that the Company operates at levels generally consistent with its overall results for the first half of 2002 for gross customer additions and churn. These levels represent a significant improvement in these metrics from the results of the second quarter of 2002 but not an improvement to the levels of the first quarter of 2002. In addition, the plan assumes that the Company achieves a significant reduction in customer acquisition costs, including losses on the sale of handsets, and the number of customers who are deactivated for failure to pay their first month’s bill. The unsettled nature of the wireless market, decreased consumer confidence in the economy and the telecommunications industry, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, and other issues facing the telecommunications industry have created a level of uncertainty that affects the Company’s ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth.

      In light of the wireless market issues described above and the Company’s failure to meet planned levels for certain key operating matrics during the last two quarters, there is a significant risk that the Company will

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not meet its business plan. If the Company does not meet the performance goals included in that plan, it is likely that the Company will not remain in compliance with covenant requirements in its vendor credit facilities. In such a case, the Company would likely need to obtain covenant waivers or amendments prior to the first quarter of 2003, including waivers or amendments for covenants related to earnings before interest, taxes and depreciation and amortization (“EBITDA”) and minimum numbers of customers. In addition, even assuming the Company meets the goals of its business plan described above, the Company will need to amend or refinance its vendor indebtedness, or raise approximately $225 million of additional cash in 2003 and use approximately $200 million of such cash to pay down vendor indebtedness to meet its total indebtedness to total capitalization covenant at January 1, 2004 and to provide working capital at Leap Wireless International, Inc. The Company cannot provide assurances that any such covenant waivers, amendments or refinancing will be obtained, or that the lenders will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers, amendments or refinancing.

      If the Company fails to meet the covenants under the vendor credit facilities, and does not obtain appropriate waivers, amendments or refinancing, the Company’s vendors could refuse to lend it additional sums under the vendor credit agreements, which would severely limit the Company’s ability to improve the coverage and capacity of existing networks and would require the Company to fund 2002 and 2003 interest payments and fees with cash. In addition, the lenders under the vendor credit facilities could declare all of the amounts outstanding under the facilities to be immediately due and payable. An acceleration of the indebtedness under the Company’s vendor credit facilities would also constitute an event of default under other Leap agreements including the indenture governing the Company’s senior notes and senior discount notes. Thus, a failure to comply with the covenants under the vendor credit agreements could have a material adverse effect on the Company’s ability to continue as a going concern.

      If market conditions permit, the Company intends to refinance its vendor indebtedness in the future. The Company’s ability to refinance its vendor indebtedness will depend on, among other things, its financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing its indebtedness and other factors. The Company may not be able to obtain financing or refinancing on terms that are acceptable to it, or at all.

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

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. The Company does not currently charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

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

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to network infrastructure. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $1.3 million and $6.2 million of interest to property and equipment during the six months ended June 30, 2002 and 2001, respectively.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, the Company ceased amortizing wireless license costs as the Company determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. The Company completed its transitional impairment review of its wireless licenses during the three months ended March 31, 2002 and concluded that no impairment exists. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing this impairment review, which requires that separately recorded indefinite-lived intangible assets be combined in a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. During the three months ended March 31, 2002, the Company recorded an income tax expense of $15.9 million to increase the valuation allowance related to its net operating loss carry-forwards in connection with the adoption of SFAS No. 142. Because of the indefinite reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $0.9 million and $1.7 million for the three and six months ended June 30, 2001.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, the Company ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, the Company had goodwill of $26.9 million related to its June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own. SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002 and at least annually thereafter. The Company completed its transitional impairment review of its goodwill during the three months ended March 31, 2002 and concluded that no impairment exists. The Company recognized $0.4 million and $0.7 million of goodwill amortization expense for the three and six months ended June 30, 2001, respectively.

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

Recent Accounting Requirements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the financial impact the adoption of SFAS No. 143 will have on its consolidated financial position or its results of operations.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company has not yet determined the financial impact the adoption of SFAS No. 146 will have on its consolidated financial position or its results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Property and equipment, net:
Network infrastructure	$1,229,660	$884,786
Construction-in-progress	153,589	272,464
Leasehold improvements	8,762	8,480
Computer hardware, software and other	62,906	51,360
Furniture, fixtures and retail and office equipment	17,707	16,616

	1,472,624	1,233,706
Accumulated depreciation and amortization	(248,763)	(121,422)

	$1,223,861	$1,112,284

Other long-term liabilities:
Amounts payable to equipment vendors	$54,739	$158,268
Net deferred tax liability	41,537	22,821
Other	8,792	4,934

	$105,068	$186,023

Supplementary Information for Wireless Licenses, Goodwill and Other Intangible Assets (in thousands, except per share data):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Other intangible assets, net:
Purchased technology	$19,628	$19,627
Other	2,047	2,125

	21,675	21,752
Accumulated amortization	(8,350)	(5,058)

	$13,325	$16,694

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Current and expected amortization expense for other intangible assets for each of the following periods is as follows (unaudited):

For the six months ended June 30, 2002	$3,293
Expected amortization expense for the remainder of 2002	3,293
Expected amortization expense for the years ending December 31:
2003	6,586
2004	3,161

      A reconciliation of net loss adjusted to exclude amortization expense related to goodwill and wireless licenses assuming adoption of SFAS No. 142 on January 1, 2001 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Reported net loss	$(158,590)	$(128,530)	$(355,237)	$(242,915)
Goodwill amortization	—	360	—	725
Wireless license amortization	—	921	—	1,748

Adjusted net loss	$(158,590)	$(127,249)	$(355,237)	$(240,442)

Basic and diluted net loss per common share:
Reported net loss	$(4.23)	$(3.91)	$(9.54)	$(7.79)
Goodwill amortization	—	0.01	—	0.02
Wireless license amortization	—	0.03	—	0.06

Adjusted net loss	$(4.23)	$(3.87)	$(9.54)	$(7.71)

Shares used in per share calculations:
Basic and diluted	37,451	32,882	37,226	31,181

Supplementary Cash Flow Information (in thousands):

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Supplementary disclosure of cash flow information:
Cash paid for interest	$18,808	$17,755
Cash paid for income taxes	—	38,419
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	157,621	211,025
Liability related to purchase price adjustment for wireless licenses (Note 4)	40,813	—
Long-term financing to purchase wireless licenses	—	105,920
Long-term financing for auction discount voucher	—	125,274
Debt origination fees financed under long-term debt	—	1,253
Issuance of common stock to purchase wireless licenses	—	71,990

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information (in thousands):

      Basic and diluted net loss per common share were the same for the three and six months ended June 30, 2002 and 2001, respectively. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Employee stock options	9,331	8,416	9,331	8,416
Senior and senior discount unit warrants	2,830	2,830	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	95	—	95	—

Stock Option Exchange Program

      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date, at least six months and one day from the date the old options were cancelled, provided the individual was still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options was the fair market value of the Company’s common stock on the date of grant on June 19, 2002. The new options have the same vesting schedule as the old options and are exercisable as to vested shares six months after the date of grant. The Exchange Program resulted in the voluntary cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share and the granting of new stock options to purchase 683,318 shares of common stock with an exercise price of $1.58 per share.

Note 3. Long-Term Debt

      Long-term debt is summarized as follows (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
12.5% senior notes, due 2010, effective interest rate of 15.8% per annum	$172,957	$169,618
14.5% senior discount notes, face amount of $668.0 million, effective interest rate of 16.3% per annum	370,420	336,283
Vendor financing agreements, net of unamortized discount of $42.5 million and $45.8 million at June 30, 2002 and December 31, 2001, respectively, weighted-average effective interest rate of 6.8% and 7.3% per annum at June 30, 2002 and December 31, 2001, respectively	1,461,520	1,112,045
U. S. government financing and note payable, weighted-average effective interest rate of 9.9% per annum	84,756	84,616
Other	546	332

	2,090,199	1,702,894
Less current portion	(92,987)	(26,049)

	$1,997,212	$1,676,845

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amendments to Vendor Financing Agreements

      In March 2002, Cricket Communications amended its vendor financing agreements with Ericsson Credit A.B. (“Ericsson”), Lucent Technologies, Inc. (“Lucent”) and Nortel Networks, Inc. (“Nortel”) to revise certain covenants. The covenants, as set forth in the vendor credit facilities, generally measure the consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business.

      Prior to the March 2002 amendments, the first measurement dates for the consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to cash interest ratio and the total indebtedness to annualized EBITDA ratio were the quarter ended December 31, 2002 and as of January 1, 2003, respectively. The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant such that it is first measured for the quarter ended March 31, 2003. The March 2002 amendments also delay the initial compliance ratio of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) such that this ratio now is first measured as of June 30, 2003. The maximum capital expenditures that Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the amendments delay the initial measurements of existing EBITDA covenants, Cricket Communications agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million at the end of the second, third and fourth quarters of 2002, respectively, and positive $45.0 million at the end of the first quarter of 2003. Cricket Communications also paid amendment fees of approximately $5.9 million to the lenders under the facilities. As of and for the three months ended June 30, 2002, Cricket Communications was in compliance with the consolidated EBITDA and other covenants under its vendor financing agreements. See Note 1.

      Cricket Communications also agreed to amend its equipment purchase agreement with Nortel. Nortel has agreed to accept purchase orders from Cricket Communications in the same manner that it accepts purchase orders from other customers up to a total of $234 million. Nortel may, in its discretion, accept or reject purchase orders from Cricket Communications in excess of $234 million. Nortel’s financing commitment remains in place for purchase orders it accepts and for certain third-party costs, accrued interest and fees.

Wireless License Exchange

      In April 2002, the Company completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed the Company’s FCC debt totaling $8.4 million related to certain of the wireless licenses the Company provided in the exchange. In consideration for the third party’s assumption of the FCC debt, the Company provided to the third party a note payable totaling $8.4 million which is secured by certain of the Company’s wireless licenses. The terms of the Company’s note payable are parallel to the payment terms under the assumed FCC debt.

Note 4. Commitments and Contingencies

      In connection with one of the Company’s acquisitions of wireless licenses for an aggregate of $18.3 million in cash and an $18.0 million promissory note, the seller asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to the terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator recently determined that the seller is entitled to a purchase price adjustment of $40.8 million immediately payable in cash, or, in the Company’s sole discretion, 21,548,415 shares of the Company’s common stock. Based on the last reported sale price of the Company’s common stock on Nasdaq National Market of $0.55 per share on August 13, 2002, the shares would have a market value of

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $12 million. The Company has recorded $40.8 million as a current liability and as a purchase price adjustment to the related wireless licenses in its condensed consolidated balance sheet as of June 30, 2002. If the Company issues the shares, they would represent approximately 36.4% of the Company’s outstanding common stock, and approximately 28% of the Company’s common shares on a fully diluted basis. If the Company pays the award in stock, the seller would hold more than 15% of the Company’s common stock, on a fully diluted basis and the Company’s entrepreneur (designated entity) status under FCC rules and regulations could be in jeopardy without the receipt of formal or informal clarification or a waiver from the FCC. If the Company loses its entrepreneur status under FCC rules and regulations, it could be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and the Company could be required to forfeit or divest its wireless licenses that have not yet been built out. In addition, the issuance of the Company’s common stock to the seller without the consent of the lenders under the Company’s vendor credit facilities could constitute a change in control and an event of default under the Company’s vendor credit facilities. The Company is evaluating the outcome and effect of the arbitration ruling. The arbitrator has retained jurisdiction solely for purposes of awarding attorneys’ fees, expenses and the costs of the arbitration pursuant to the terms of the purchase agreement and resolving any disputes that may arise relating to the performance directed in the award. On August 9, 2002, the seller filed an Application for Emergency Hearing and Ruling on Waiver of Election with the American Arbitration Association contending that the Company has waived its right to elect between payment of the award in cash or stock by virtue of the fact that such award was required to be paid “immediately” and the Company had not yet paid the award. The seller requested that a hearing on the matter be held on Monday, August 12, 2002. No such hearing has been held. However, the Company does not know when, or if, such a hearing will be held as requested by the seller and what the outcome of any such hearing, if held, would be.

      The Company has guaranteed to Qualcomm Incorporated (“Qualcomm”) $33.0 million of outstanding working capital loans from Qualcomm to Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”). Pegaso has failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At June 30, 2002, the outstanding balance under the working capital facility from Qualcomm was approximately $509.3 million, and approximately $612.1 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement, as amended and restated in April 2002, among Qualcomm, an equipment vendor and certain shareholders of Pegaso other than the Company to provide additional loan commitments to Pegaso of up to $205.0 million. At June 30, 2002, Qualcomm had provided $92.5 million of these loans to Pegaso. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a strategic arrangement with an existing carrier. In April 2002, the Company signed an agreement pursuant to which it expects to sell its interest in Pegaso to Telefonica Moviles, S.A. (“Telefonica”). The completion of the transaction contemplated by the agreement was subject to various closing conditions. The Company has been informed by Pegaso that required approvals of Mexican governmental authorities have been received and most other closing conditions have been satisfied. In connection with the January 2002 loan commitments, as amended and restated in April 2002, from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by the Company, the Company can satisfy its obligations under this guarantee by delivering to Qualcomm Leap’s rights under the warrants it acquired in connection with the guarantee. If the transaction is completed on the terms outlined in the agreement which the Company expects to occur during the third quarter of 2002, the Company would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and would satisfy its obligations under the guarantee by delivering to

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qualcomm its rights under the warrants it acquired in connection with the guarantee. Pursuant to the vendor credit facilities, approximately $25.8 million of the proceeds of the sale of Pegaso are expected to be set aside or contributed to Cricket Communications and subsidiaries of Leap holding wireless licenses.

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

Note 5. Investments in and Loans Receivable from Wireless Operating Company

      At June 30, 2002, the Company owned 20.1% of the outstanding capital stock of Pegaso. The Company has investments in and loans receivable from Pegaso totaling $120.5 million. In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses as the Company’s investment in and loans to Pegaso were reduced to zero on the Company’s books of account. The Company recorded equity losses from Pegaso of $17.1 million and $43.3 million during the three and six months ended June 30, 2001, respectively. As part of the consideration for loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, the Company’s ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Condensed financial information for Pegaso is summarized as follows (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Current assets	$75,553	$97,687
Non-current assets	864,976	813,156
Current liabilities	(1,244,496)	(601,259)
Non-current liabilities	(120,000)	(569,836)

Total stockholders’ deficit	(423,967)	(260,252)
Other stockholders’ share of deficit	(423,967)	(260,252)

Company’s share of deficit	—	—

Investment in and loans receivable from Pegaso	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Operating revenues	$53,769	$19,903	$101,820	$58,198
Operating expenses	(90,550)	(89,392)	(226,239)	(228,347)
Other expense, net	(35,503)	(20,964)	(75,063)	(37,622)
Foreign currency transaction gains (losses), net	16,992	5,360	50,629	(7,484)

Net loss	(55,292)	(85,093)	(148,853)	(215,255)
Other stockholders’ share of net loss	(55,292)	(67,977)	(148,853)	(171,957)

Company’s share of net loss	—	(17,116)	—	(43,298)

Equity in net loss of Pegaso	$—	$(17,116)	$—	$(43,298)

Note 6. Subsidiary Guarantee

      The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., both of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full and unconditional, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of June 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$21,760	$—	$51,605	$—	$73,365
Short-term investments	41,620	—	91,940	—	133,560
Restricted cash equivalents and short-term investments	28,090	—	10,201	—	38,291
Inventories	—	—	40,390	—	40,390
Other current assets	265	70	12,435	—	12,770

Total current assets	91,735	70	206,571	—	298,376
Property and equipment, net	11,956	413	1,211,492	—	1,223,861
Investment in and loans receivable from subsidiaries and unconsolidated wireless operating company	486,191	(209,442)	—	(276,749)	—
Wireless licenses, net	3,026	—	755,402	—	758,428
Goodwill, net	—	—	61,807	(34,888)	26,919
Other intangible assets, net	3,753	9,572	—	—	13,325
Deposit for wireless licenses	10,773	—	—	—	10,773
Other assets	20,656	27	45,637	—	66,320

Total assets	$628,090	$(199,360)	$2,280,909	$(311,637)	$2,398,002

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$10,636	$4,759	$132,513	$(44,544)	$103,364
Current portion of long-term debt	900	—	92,087	—	92,987
Other current liabilities	45,963	—	48,039	—	94,002

Total current liabilities	57,499	4,759	272,639	(44,544)	290,353
Long-term debt	550,977	—	1,446,235	—	1,997,212
Other long-term liabilities	14,245	—	90,823	—	105,068

Total liabilities	622,721	4,759	1,809,697	(44,544)	2,392,633

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,593	730,332	1,384,954	(2,115,286)	1,148,593
Unearned stock-based compensation	(2,237)	(116)	(2,121)	2,237	(2,237)
Accumulated deficit	(1,141,432)	(934,335)	(912,389)	1,846,724	(1,141,432)
Accumulated other comprehensive income	441	—	768	(768)	441

Total stockholders’ equity (deficit)	5,369	(204,119)	471,212	(267,093)	5,369

Total liabilities and stockholders’ equity (deficit)	$628,090	$(199,360)	$2,280,909	$(311,637)	$2,398,002

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$141,746	$—	$101,233	$—	$242,979
Short-term investments	30,672	—	50,433	—	81,105
Restricted short-term investments	27,628	—	—	—	27,628
Inventories	—	—	45,338	—	45,338
Other current assets	659	—	21,385	—	22,044

Total current assets	200,705	—	218,389	—	419,094
Property and equipment, net	11,556	—	1,100,728	—	1,112,284
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	547,916	(61,660)	—	(486,256)	—
Wireless licenses, net	18,853	—	699,369	—	718,222
Goodwill, net	—	—	61,808	(34,889)	26,919
Other intangible assets, net	4,661	—	12,033	—	16,694
Restricted investments	13,127	—	—	—	13,127
Deposit for wireless licenses	85,000	—	—	—	85,000
Other assets	20,216	—	39,339	—	59,555

Total assets	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$6,794	$—	$169,197	$(28,296)	$147,695
Current portion of long-term debt	—	—	26,049	—	26,049
Other current liabilities	29,864	—	25,979	—	55,843

Total current liabilities	36,658	—	221,225	(28,296)	229,587
Long-term debt	506,233	—	1,170,612	—	1,676,845
Other long-term liabilities	703	—	185,320	—	186,023

Total liabilities	543,594	—	1,577,157	(28,296)	2,092,455

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,337	594,667	1,206,139	(1,800,806)	1,148,337
Unearned stock-based compensation	(5,138)	—	(5,138)	5,138	(5,138)
Accumulated deficit	(786,195)	(656,327)	(647,932)	1,304,259	(786,195)
Accumulated other comprehensive Income	1,432	—	1,440	(1,440)	1,432

Total stockholders’ equity (deficit)	358,440	(61,660)	554,509	(492,849)	358,440

Total liabilities and stockholders’ equity (deficit)	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended June 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$144,390	$—	$144,390
Equipment revenues	—	—	6,752	—	6,752

Total revenues	—	—	151,142	—	151,142

Operating expenses:
Cost of service	—	—	(49,932)	6,420	(43,512)
Cost of equipment	—	—	(60,163)		(60,163)
Selling, general and administrative	(7,750)	(160)	(71,562)	—	(79,472)
Depreciation and amortization	(1,395)	(1,272)	(66,308)	—	(68,975)

Total operating expenses	(9,145)	(1,432)	(247,965)	6,420	(252,122)

Operating loss	(9,145)	(1,432)	(96,823)	6,420	(100,980)
Equity in net loss of subsidiaries	(121,529)	(124,018)	—	245,547	—
Interest income	820	—	841	—	1,661
Interest expense	(26,885)	—	(30,355)	—	(57,240)
Other income, net	2	—	6,427	(6,421)	8

Loss before income taxes	(156,737)	(125,450)	(119,910)	245,546	(156,551)
Income taxes	(1,853)	—	(186)	—	(2,039)

Net loss	$(158,590)	$(125,450)	$(120,096)	$245,546	$(158,590)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended June 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$39,554	$—	$39,554
Equipment revenues	—	—	8,292	—	8,292

Total revenues	—	—	47,846	—	47,846

Operating expenses:
Cost of service	(351)	—	(18,949)	1,820	(17,480)
Cost of equipment	—	—	(32,497)	—	(32,497)
Selling, general and administrative	(7,590)	—	(46,911)	—	(54,501)
Depreciation and amortization	(247)	—	(20,264)	—	(20,511)

Total operating expenses	(8,188)	—	(118,621)	1,820	(124,989)

Operating loss	(8,188)	—	(70,775)	1,820	(77,143)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(99,497)	(80,932)	(17,116)	180,429	(17,116)
Interest income	4,374	—	3,500	—	7,874
Interest expense	(25,220)	—	(16,620)	—	(41,840)
Other income (expense), net	—	—	2,934	(2,974)	(40)

Loss before income taxes	(128,531)	(80,932)	(98,077)	179,275	(128,265)
Income taxes	—	—	(265)	—	(265)

Net loss	$(128,531)	$(80,932)	$(98,342)	$179,275	$(128,530)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Six Months Ended June 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$272,410	$—	$272,410
Equipment revenues	—	—	18,913	—	18,913

Total revenues	—	—	291,323	—	291,323

Operating expenses:
Cost of service	—	—	(97,522)	12,119	(85,403)
Cost of equipment	—	—	(144,174)	—	(144,174)
Selling, general and administrative	(17,342)	(160)	(142,123)	—	(159,625)
Depreciation and amortization	(2,799)	(1,272)	(126,792)	—	(130,863)

Total operating expenses	(20,141)	(1,432)	(510,611)	12,119	(520,065)
Gain on sale of wireless license	364	—	—	—	364

Operating loss	(19,777)	(1,432)	(219,288)	12,119	(228,378)
Equity in net loss of subsidiaries	(273,570)	(268,896)	—	542,466	—
Interest income	1,995	—	1,426	—	3,421
Interest expense	(52,562)	—	(57,587)	—	(110,149)
Other income, net	2	—	12,218	(12,120)	100

Loss before income taxes	(343,912)	(270,328)	(263,231)	542,465	(335,006)
Income taxes	(11,325)	—	(8,906)	—	(20,231)

Net loss	$(355,237)	$(270,328)	$(272,137)	$542,465	$(355,237)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Six Months Ended June 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$65,209	$—	$65,209
Equipment revenues	—	—	19,390	—	19,390

Total revenues	—	—	84,599	—	84,599

Operating expenses:
Cost of service	(351)	—	(32,329)	2,974	(29,706)
Cost of equipment	—	—	(63,435)	—	(63,435)
Selling, general and administrative	(13,017)	—	(83,185)	—	(96,202)
Depreciation and amortization	(693)	—	(34,605)	—	(35,298)

Total operating expenses	(14,061)	—	(213,554)	2,974	(224,641)

Operating loss	(14,061)	—	(128,955)	2,974	(140,042)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(191,013)	(145,645)	(43,298)	336,658	(43,298)
Interest income	8,546	—	10,227	—	18,773
Interest expense	(49,461)	—	(29,990)	—	(79,451)
Other income (expense), net	3,582	—	1,693	(2,974)	2,301

Loss before income taxes	(242,407)	(145,645)	(190,323)	336,658	(241,717)
Income taxes	(509)	—	(689)	—	(1,198)

Net loss	$(242,916)	$(145,645)	$(191,012)	$336,658	$(242,915)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Six Months Ended June 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(45,094)	$—	$(77,252)	$—	$(122,346)

Investing activities:
Purchase of property and equipment	(2,332)	—	(77,703)	—	(80,035)
Investment in and loans to subsidiaries	(127,485)	(121,114)	—	248,599	—
Refund of deposit for wireless licenses	74,230	—	—	—	74,230
Proceeds from the sale of wireless licenses	380	—	—	—	380
Purchase of investments	(93,005)	—	(102,691)	—	(195,696)
Sale and maturity of investments	72,344	—	68,242	—	140,586
Restricted cash equivalents and investments, net	13,177	—	(10,201)	—	2,976
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(56,230)	(121,114)	(128,814)	248,599	(57,559)

Financing activities:
Proceeds from long-term debt	—	—	34,902	—	34,902
Repayment of note payable and long-term debt	(19,102)	—	—	—	(19,102)
Parent’s investment	—	121,114	127,485	(248,599)	—
Issuance of common stock	440	—	—	—	440
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(18,662)	121,114	156,438	(248,599)	10,291

Net decrease in cash and cash equivalents	(119,986)	—	(49,628)	—	(169,614)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$21,760	$—	$51,605	$—	$73,365

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Six Months Ended June 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(40,668)	$—	$(131,631)	$—	$(172,299)

Investing activities:
Purchase of property and equipment	(3,645)	—	(67,417)	—	(71,062)
Loan to unconsolidated wireless operating company	(10,000)	—	—	—	(10,000)
Dividends received from subsidiaries	361,218	—	—	(361,218)	—
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of wireless licenses	(230,876)	—	—	—	(230,876)
Purchase of investments	—	—	(102,298)	—	(102,298)
Sale and maturity of investments	16,309	—	167,508	—	183,817
Restricted cash equivalents and investments, net	12,736	—	—	—	12,736
Sale of note receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	141,488	—	103,817	(361,218)	(115,913)

Financing activities:
Proceeds from long-term debt	—	—	177,204	—	177,204
Repayment of long-term debt	(909)	—	—	—	(909)
Dividends paid to parent	—	—	(361,218)	361,218	—
Issuance of common stock	154,561	—	—	—	154,561

Net cash provided by (used in) financing activities	153,652	—	(184,014)	361,218	330,856

Net increase (decrease) in cash and cash equivalents	254,472	—	(211,828)	—	42,644
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$360,976	$—	$20,546	$—	$381,522

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

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ include, but are not limited to:

•	the unsettled nature of the wireless market, decreased consumer confidence in the economy, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, and the other issues facing the telecommunications industry in general, which have created a level of uncertainty that adversely affects our ability to predict future customer growth, as well as other key operating metrics;

•	the recent decision by the arbitrator in our dispute with the seller of our Buffalo and Syracuse licenses which could significantly reduce the Company’s liquidity and/or result in substantial dilution to existing stockholders;

•	changes in economic conditions which could adversely affect the market for wireless services;

•	a failure to meet the operational, financial or other covenants contained in our credit facilities;

•	the acceptance of our product offering by our target customers;

•	the effects of actions beyond our control in our distribution network;

•	our ability to retain customers;

•	rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses or impacting our rights and obligations to acquire the licenses on which we were the winning bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35), or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to access capital markets;

•	changes in our credit ratings;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition and fraud;

•	a deterioration of our relationships with our equipment vendors and related lenders, including our failure to obtain amendments to our credit facilities that we may request from time to time;

•	failure of network systems to perform according to expectations;

•	the effect of competition;

•	technological challenges in developing wireless information services and customer acceptance of such services if developed;

•	the impacts on the global and domestic economies and the financial markets of recent terrorist activities;

•	the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and

•	other factors detailed in the section entitled “Risk Factors” included elsewhere in this report and in our other SEC filings filed subsequent to this report.

      The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

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

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a low, flat monthly rate compared to that provided by traditional wireless services. Cricket customers can also make long distance calls on a per-minute basis. Cricket customers currently pay in advance each month’s service from a simple, straightforward bill. We offer Cricket service without a long-term contract, and because service is paid in advance, we currently require no credit check. The simplicity of the Cricket service allows us to sustain lower operating costs per customer compared to traditional wireless providers. Our networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that our network operating costs are less per minute than those of traditional wireless providers.

      As of June 30, 2002, we offer Cricket service in 40 markets covering a total population of approximately 25.4 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs”, and make up all the markets that we refer to as our “40 Market Plan.” As of June 30, 2002, we had approximately 1,452,000 Cricket customers in our markets across the U.S. Through June 30, 2002, we have incurred approximately $1,403.6 million of capital expenditures for our Cricket business. To date, we have acquired wireless licenses covering approximately 53.5 million potential customers in 33 states. In addition, we were the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in an FCC auction that was completed in January 2001, referred to as Auction 35. NextWave Telecom Inc., the original holder of these licenses, is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us.

      We continue to focus on enhancing our Cricket service with new products and services designed to meet the needs of our growing customer base. In 2002, we expanded our competitively priced long distance offers by introducing Canadian long distance. We also introduced Spanish language marketing and advertising campaigns, Spanish directory assistance and Spanish language billing as part of our ongoing focus on the growing Hispanic market. In June and July 2002, we launched unlimited inter-carrier text messaging in all 40 of our markets. We plan to continue to explore methods to expand our service offerings to include wireless information services designed to appeal to a broad segment of the population. We believe that wireless information services, like our innovative Cricket service, need to be simple, easy to use and affordable for all consumers. We have several potential new services in development.

      While we expect our emphasis for the next few years will be on our U.S.-based operations, if presented with attractive opportunities, and as capital resources permit, we may invest in international markets where we believe the combination of unfulfilled demand and our attractive wireless service offerings can lead to profitable growth.

Pegaso

      In Mexico, we were a founding shareholder and have made investments in and loans to Pegaso Telecomunicaciones, S.A. de C.V. totaling $120.5 million. Pegaso is a company that is providing a wireless service in Mexico that is more traditional in approach than our Cricket service. We currently own 20.1% of the outstanding capital stock of Pegaso. In addition, we have guaranteed to Qualcomm Incorporated $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. Pursuant to a January 2002 agreement, as amended and restated in April 2002, Qualcomm, an equipment vendor and certain shareholders of Pegaso other than us made additional loan commitments to Pegaso of up to $205.0 million. At June 30, 2002, Qualcomm had provided $92.5 million of these loans to Pegaso. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso. In the fourth quarter of fiscal 2001, we discontinued our use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses because our investment in and loans to Pegaso have been reduced to zero on our books of account.

      In April 2002, we signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica S.A. The completion of the transaction contemplated by the agreement was subject to various closing conditions. We have been informed by Pegaso that required approvals of Mexican governmental authorities and most other closing conditions have been satisfied. If the transaction is completed on the terms outlined in the agreement which we expect to occur in the third quarter of 2002, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt, and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. Pursuant to the vendor credit facilities, approximately $25.8 million of the proceeds of the sale of Pegaso are expected to be set aside or contributed to Cricket Communications and subsidiaries of Leap holding wireless licenses. See “Risk Factors — Risks Associated with Pegaso Could Adversely Affect Our Business.”

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

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and are generally paid in advance. We do not currently charge fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. We record an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

      Handsets sold through our third-party dealers and distributors are subject to a mark-up retained by the third-party dealer or distributor, which is not included in our equipment revenues. We deduct from equipment revenues the value of the first month’s service, which is included in the price of the handset. We generate service revenues from monthly service and features, including call waiting, caller ID and voicemail. Service revenue is also generated from the customer’s usage of long-distance minutes and directory assistance purchased from Cricket.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, we ceased amortizing wireless license costs as we determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carry-forwards in connection with the adoption of SFAS No. 142. Because of the indefinite reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $0.9 million and $1.7 million for the three and six months ended June 30, 2001, respectively.

      SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. During the three months ended March 31, 2002, we completed our transitional impairment review of our wireless licenses and concluded that no impairment exists. We adopted Emerging Issues Task Force Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing this impairment review, which requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The determination of the fair value of our wireless licenses is affected by our estimated future operating results. If in fact we do not achieve our estimates for customer growth and other key operating results, this may have a significant adverse effect on our ability to meet our vendor loan covenants and our estimated discounted future cash flows and may ultimately result in a material impairment charge related to our wireless licenses.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, we ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, we had goodwill of $26.9 million related to our June 2000 acquisition of the remaining interest in

Cricket Communications Holdings, Inc. that we did not already own. Goodwill amortization was $0.4 million and $0.7 million for the three and six months ended June 30, 2001.

      SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002 and at least annually thereafter. During the three months ended March 31, 2002, we completed our transitional impairment review of our goodwill and concluded that no impairment exists. This assessment was performed by comparing the fair value of the entire company to its book value of $358.4 million as of January 1, 2002. The determination of our fair value is based partly on our estimated future operating results.If in fact we do not achieve our estimates for customer growth and other key operating results, this may have a significant adverse effect on our ability to meet our vendor loan covenants and our estimated discounted future cash flows and may ultimately result in a material impairment charge related to our goodwill.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We have not yet determined the financial impact the adoption of SFAS No. 143 will have on our consolidated financial position or our results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We will adopt SFAS No. 146 on January 1, 2003. We have not yet determined the financial impact the adoption of SFAS No. 146 will have on our consolidated financial position or our results of operations.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

      At June 30, 2002, customers of our Cricket service increased to approximately 1,452,000, compared to approximately 472,000 at June 30, 2001. At June 30, 2002, customers were approximately 5% below our guidance of more than 1.5 million. During the three months ended June 30, 2002, gross and net customer additions were approximately 258,000 and 63,000, respectively, compared to approximately 180,000 and 133,000, respectively, during the three months ended June 30, 2001. At the end of the second quarter of 2002, we launched an aggressive win back program pursuant to which we provided a free month of service to former customers with profiles showing them as good reactivation candidates. These programs encourage customers to return to our network. While our experience with these programs in the past has shown that these customers are less likely to stay on our network long term than new customers, we have implemented new loyalty programs for win back customers, which we expect will improve their retention. We believe that the programs are positive contributors to both customer growth and EBITDA. During the six months ended June 30, 2002, gross and net customer additions were approximately 649,000 and 332,000, respectively, compared to approximately 344,000 and 279,000, respectively, during the six months ended June 30, 2001. During the three months ended March 31, 2002, we launched network service in Buffalo, New York, completing the launch of all markets under our 40 Market Plan, and bringing the total potential customers (POPs) covered by Cricket networks to 25.4 million. During the three months ended June 30, 2001, we launched network service in Spokane, Washington, Fort Smith, Arkansas, Hickory, North Carolina, Macon and Columbus, Georgia, and Pittsburgh, Pennsylvania, for a total of 20 markets in service.

      During the first and second quarters of fiscal year 2002, we experienced slower customer growth rates than planned, which we believe is due in large part to decreased consumer confidence in the economy in general and in the telecommunications industry in particular. Other carriers also have reported slower customer growth rates compared to prior periods. In part because of these slower growth rates, competitive pressures in the wireless telecommunications market have caused other carriers to offer plans with increasingly large bundles minutes of use at increasingly low prices which are competing with the Cricket low-price, predictable and virtually unlimited calling plan. In addition, the volatility of the stock prices of telecommunications and wireless companies in the public equity markets has further eroded consumer confidence in wireless telecommunications companies.

      During the second quarter of 2002, cost per gross customer addition (CPGA) increased to $316 from $246 in the first quarter of 2002, and the rate of customer churn increased to 4.6% from 3.2% in the first quarter of 2002. The increase in our CPGA was influenced by factors such as higher selling and marketing expenses, sales incentives and lower gross customer additions, due in part to the decreased customer confidence in the economy, increased price competition described above and the removal of potentially fraudulent customers from our customer base. The removal of potentially fraudulent customers from our customer base also impacted CPGA because we deduct customers who do not make payment on their first monthly bill from our gross customer additions and, as a result, we incur the loss on the sale of a handset without an offsetting gross customer addition. We are addressing the increase in CPGA and customer churn by revising our advertising and messaging strategies, introducing a new service plan that we believe improves the competitive value of our service offering to the customer, increasing programs to improve customer loyalty and making some changes to our distribution strategies.

      During the three and six months ended June 30, 2002, we generated $144.4 million and $272.4 million in service revenues and $6.8 million and $18.9 million in equipment revenues, respectively, compared to $39.6 million and $65.2 million in service revenues and $8.3 million and $19.4 million in equipment revenues, respectively, in the corresponding periods of the prior year. The increase in service revenues over the corresponding periods of the prior year related primarily to the increase in our customer base and having network service in additional markets in the U.S. Although gross customer additions increased over the corresponding periods of the prior year, equipment revenues decreased period over period due to competitive pressures reducing the average price for which we sell handsets to new customers as well as increased incentives offered to our dealers and distributors.

      During the three and six months ended June 30, 2002, we incurred $ 43.5 million and $85.4 million in cost of service and $60.2 million and $144.2 million in cost of equipment, respectively, compared to $17.5 million and $29.7 million in cost of service and $32.5 million and $63.4 million in cost of equipment, respectively, in the corresponding periods of the prior year. The increase in cost of service over the corresponding periods of the prior year related to having network service in additional markets in the U.S. and the increase in our customer base. The increase in cost of equipment over the corresponding periods of the prior year related to increased gross customer additions period over period. We sell our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the three and six months ended June 30, 2002, $49.0 million and $115.2 million of our losses on handset sales were to acquire new customers, respectively, compared to $23.1 million and $41.7 million in the corresponding periods of the prior year.

      Selling and marketing expenses were $32.8 million and $62.9 million for the three and six months ended June 30, 2002, respectively, compared to $21.8 million and $38.8 million in the corresponding periods of the prior year. General and administrative expenses were $46.7 million and $96.7 million for the three and six months ended June 30, 2002, respectively, compared to $32.7 million and $57.4 million in the corresponding periods of the prior year. The increase in selling and marketing and general and administrative expenses was due primarily to increased personnel and other expenses associated with the operation of additional markets and increased customer additions compared to the corresponding periods of the prior year. For the three and six months ended June 30, 2002, $32.7 million and $62.7 million of selling and marketing expenses were to acquire new customers, respectively, compared to $21.0 million and $37.5 million in the corresponding periods of the prior year. Selling and marketing expenses consisted primarily of advertising, promotion and public relations and related payroll expenses. General and administrative expenses consisted primarily of customer service and billing expenses, corporate costs and expenses such as administration, human resources, legal, government relations, information technology, accounting and finance, business development and negotiations for wireless license transactions, and related payroll expenses. We expect that selling and marketing expenses will continue to increase in the future in order to support our customer acquisition efforts and the resulting increase in our customer base and the development and launch of new service offerings in markets under our 40 Market Plan.

      During the three months ended March 31, 2002, we experienced a significant increase in the occurrence of fraud, which has been an issue in the wireless industry, over that experienced in the preceding year. The three types of fraud that have affected our business are credit card fraud, subscription fraud and distribution fraud. With the exception of some normal delays in the reporting of credit card misuse, which are not material, we believe that the financial costs of these activities are reflected in our financial results for the applicable period.

      To reduce the occurrence of credit card fraud, in which a person pays for service with the credit card of another, we have implemented improved credit card validation systems and processes that have reduced the percentage of credit card transaction charge backs to a level we believe to be consistent with industry standards. This type of fraud has the effect of reducing reported service revenue and calculated average revenue per user per month (ARPU) in the month in which the charge backs are received.

      To reduce the occurrence of subscription fraud, in which a person who already owns a Cricket phone activates service with false information and thereby obtains an additional month of service free, we have implemented new customer validation systems and processes at the point of activation. We believe that virtually all of the customers involved in fraud at March 31, 2002 either have been removed from our customer base or have turned into paying customers, because nonpaying customers are automatically removed from our customer base after 30 days of non-payment. In addition, we believe that our new systems and processes are preventing the activation of most customers who are engaged in the kinds of subscription fraud we previously experienced. This type of fraud results in reduced levels of reported service revenue and calculated ARPU due to the free month of service provided to these customers.

      To reduce the occurrence of distribution fraud, in which a third-party dealer or distributor reports a handset as sold and activates the service in a fictitious person’s name, we have reviewed dealer performance and have terminated or are terminating our relationships with many of the indirect sales locations that were under-performing or suspected of potentially fraudulent activity. We currently market our Cricket service through over 5,100 indirect points of sale in addition to our direct retail locations. We have instituted more timely and targeted dealer performance and inventory monitoring systems that provide us with near-real time reporting. We will continue to utilize these systems to identify and mitigate potential fraudulent activity. This type of fraud increases the amount of equipment losses reported and cost per gross addition (CPGA) because, as is common in the wireless industry, we sell our handsets at a loss and provide market development funds and volume incentives to our indirect dealers.

      During the three months ended June 30, 2002, we believe we have significantly reduced fraudulent activity after taking aggressive steps to implement processes, systems and controls designed to detect fraud and screen out customers and dealers who engage in fraudulent activity. As a result of fraud, we experienced a negative impact on our calculated ARPU and CPGA during the three and six months ended June 30, 2002, and we experienced a negative impact on our customer churn during the three and six months ended June 30, 2002. We expect to experience improvement in these metrics later in the year as the new processes, systems and controls continue to mitigate the effects of fraud.

      Depreciation and amortization was $69.0 million and $130.9 million for the three and six months ended June 30, 2002, respectively, compared to $20.5 million and $35.3 million in the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of equipment in service compared to the corresponding periods of the prior year. We adopted SFAS No. 142 on January 1, 2002. Accordingly, amortization of goodwill and wireless licenses ceased as of that date. These assets will be subject to periodic impairment tests. Amortization of goodwill and wireless licenses totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2001, respectively. We expect depreciation expense will continue to increase in the future as we improve the coverage and capacity of our networks in markets under our 40 Market Plan.

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

      Interest income was $1.7 million and $3.4 million for the three and six months ended June 30, 2002, respectively, compared to $7.9 million and $18.8 million in the corresponding periods of the prior year. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continued to incur operating losses and negative cash flows from operations and incurred capital expenditures.

      Interest expense was $57.2 million and $110.1 million for the three and six months ended June 30, 2002, respectively, compared to $41.8 million and $79.5 million in the corresponding periods of the prior year. The increase in interest expense primarily related to increased vendor financing of our wireless networks. We expect interest expense to increase substantially in the future due to expected additional borrowings to finance improvements in coverage and capacity of networks under our 40 Market Plan, amortization of debt issuance costs and loan origination fees to interest expense, and additional borrowings for the purchase of wireless licenses in the event of the grant to us of the 22 wireless licenses on which we were the winning bidder in Auction 35.

      Income tax expense was $2.0 million and $20.2 million for the three and six months ended June 30, 2002, respectively, compared to $0.3 million and $1.2 million in the corresponding periods of the prior year. The increase in income tax expense related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carry-forwards in connection with the adoption of SFAS No. 142.

Liquidity and Capital Resources

General

      For the 12 months beginning July 1, 2002, we plan to spend a total of approximately $406 million for the following requirements (excluding certain contingent requirements described below):

•	approximately $222 million for capital expenditures to improve the coverage and capacity of our existing wireless networks;

•	approximately $25 million for general corporate overhead and other expenses, including expenditures for our new product development activities, which cannot be funded from existing cash and future cash flows at Cricket Communications, Inc. because of vendor loan covenants;

•	approximately $17 million primarily for FCC debt repayments in connection with completed acquisitions of wireless licenses; and

•	approximately $142 million for cash interest and fees and our principal amortization payments in December 2002, March 2003 and June 2003 under our vendor facility with Lucent Technologies Inc.

      For the 12 months beginning July 1, 2002, interest under our senior discount notes is deferred and added to principal; interest under our senior notes is paid from restricted investments established at the time the senior notes were sold; and interest under our vendor credit facilities with Nortel Networks Inc. and Ericsson Credit A.B. can be financed with borrowings under the applicable credit facility, subject to the terms of such credit facilities. Until November 2002, interest under our Lucent Technologies Inc. credit facility can be financed under the terms of that facility. As a result, these interest obligations are not included in the amounts shown above.

      Leap was the winning bidder for 22 wireless licenses in the FCC’s Auction 35. If the FCC grants these licenses to us, we would likely have an aggregate payment obligation of $350.1 million (less any amounts then on deposit with the FCC) payable within 10 business days of a public notice issued by the FCC establishing a payment deadline. These additional payments are not included in our estimates of expected expenditures in the 12 months beginning July 1, 2002 shown above. The grant of these licenses to us has been substantially delayed by the NextWave litigation. If the FCC is able to complete the sale of these wireless licenses to us, we plan to satisfy our remaining Auction 35 payment obligations through borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in the forfeiture of our deposit, potential liability for damages and other administrative penalties imposed by the FCC.

      In connection with the our acquisitions of wireless licenses in Buffalo and Syracuse, the seller asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator recently determined that the seller is entitled to a purchase price adjustment of $40.8 million immediately payable in cash, or, in our sole discretion, 21,548,415 shares of Leap common stock. This payment is not included in our estimates of expected expenditures in the 12 months beginning July 1, 2002 shown above. Based on the last reported sale price of the Company’s common stock on the Nasdaq National Market of $0.55 per share on August 13, 2002, the shares would have a market value of approximately $12 million. If Leap issues these shares, they would represent approximately 36.4% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. If Leap pays the award in stock, the seller would hold more than 15% of Leap’s common stock on a fully diluted basis, and Leap’s entrepreneur (designated entity) status under FCC rules and regulations could be in jeopardy without the receipt of formal or informal clarification or a waiver from the FCC. If we lose our entrepreneur status under FCC rules and regulations, we could be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and we could be required to forfeit or divest our wireless licenses that have not yet been built out. In addition, the issuance of common stock to the seller without the consent of the lenders under our vendor credit facilities could constitute a change in control and an event of default under our vendor credit facilities. Any substantial payment of cash in connection with the award would significantly reduce our liquidity. We are evaluating the outcome and effect of the arbitration ruling. The arbitrator has retained jurisdiction solely for purposes of awarding attorneys’ fees, expenses and the costs of the arbitration pursuant to the terms of the purchase agreement and resolving any disputes that may arise relating to the performance directed in the award. On August 9, 2002, MCG filed an Application for Emergency Hearing and Ruling on Waiver of Election with the American Arbitration Association contending that Leap has waived its right to elect between payment of the award in cash or stock by virtue of the fact that such award was required to be paid “immediately” and Leap had not yet paid the award. MCG requested that a hearing on the matter be held on Monday, August 12, 2002. No such hearing has been held. However, Leap does not know when, or if, such a hearing will be held as requested by MCG and what the outcome of any such hearing, if held, would be.

      As of June 30, 2002, we had available a total of approximately $445 million in unused capital resources for our future cash needs as follows, not including cash flows we expect to generate from operating activities:

•	approximately $209 million in consolidated cash and cash equivalents and investments, including approximately $63 million in cash and cash equivalents at Leap Wireless International, Inc.; and

•	approximately $236 million in commitments (net of accrued interest and fees we expect to incur and amounts currently payable to the vendors that will be financed under the vendor credit facilities over the next 12 months) under vendor financing arrangements with Lucent, Nortel and Ericsson, with availability based on (i) a ratio of the total amounts of products and services purchased and (ii) certain covenants restricting our growth, including but not limited to a covenant on maximum capital expenditures (our current plans are to borrow approximately $134 million for equipment and service purchases under these facilities over the 12 month period commencing on July 1, 2002).

      We expect to generate significant negative net cash flows from operating activities at least through the third quarter of 2002, and to continue incurring significant operating losses. We also expect to generate positive net cash from operating activities in the aggregate during the 12 months beginning July 1, 2002. However, we expect that we will require significant additional borrowings in 2002 and 2003 under our existing vendor credit facilities to improve the coverage and capacity of the wireless networks in our 40 Market Plan and to pay interest and fees on our vendor facilities. With the borrowings currently available under our vendor credit facilities, and assuming continued compliance with the covenants under those facilities, we believe that we will have sufficient capital resources to carry on our business at least through June 30, 2003 and to fund the approximately $406 million of cash requirements described above. In addition, we may require significant additional capital to acquire the wireless licenses on which we were the winning bidder in the FCC’s Auction 35.

      We have a business plan that would allow us to meet our vendor credit facility covenants at least through June 30, 2003. This business plan is based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. This business plan assumes that we operate at levels generally consistent with our overall results for the first half of 2002 for gross customer additions and churn. These levels represent a significant improvement in these metrics from the results of the second quarter of 2002, but not an improvement to the levels of the first quarter of 2002. In addition, the plan assumes that we achieve a significant reduction in CPGA and the number of customers who are deactivated for failure to pay their first month’s bill. The unsettled nature of the wireless market, decreased consumer confidence in the economy and the telecommunications industry, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, and other issues facing the telecommunications industry have created a level of uncertainty that affects our ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth.

      In light of the wireless market issues described above and the Company’s failure to meet planned levels for certain key operating metrics during the last two quarters, there is a significant risk that we will not meet our business plan. If we do not meet the performance goals included in that plan, it is likely that we will not remain in compliance with covenant requirements in our vendor facilities. In such a case, we would likely need to obtain covenant waivers or amendments prior to the first quarter of 2003, including waivers or amendments related to EBITDA and minimum numbers of customers. In addition, even assuming we meet the goals of our business plan described above, we will need to amend or refinance our vendor indebtedness, or raise approximately $225 million of additional cash in 2003 and use approximately $200 million of such cash to pay down vendor indebtedness to meet our total indebtedness to total capitalization covenant at January 1, 2004 and to provide working capital at Leap Wireless International, Inc. We cannot provide assurances that any such covenant waivers, amendments or refinancing will be obtained, or that the lenders will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers, amendments or refinancing.

      If we fail to meet the covenants under the vendor credit facilities, and do not obtain appropriate waivers, amendments or refinancing, our vendors could refuse to lend us additional sums under the vendor credit agreements, which would severely limit our ability to improve the coverage and capacity of our existing networks and would require us to fund 2002 and 2003 interest payments and fees with cash. In addition, the lenders under the vendor credit facilities could declare all of the amounts outstanding under the facilities to be immediately due and payable. An acceleration of the indebtedness under the vendor credit facilities would also constitute a default under other Leap agreements including the indenture governing our senior notes and senior discount notes. Thus, a failure to comply with the covenants under the vendor credit agreements could have a material adverse effect on our ability to continue as a going concern.

      Our debt is high compared to the current size of our business, and we will be required to generate substantial cash flows in order to meet our debt repayment obligations. Our operating results and expenditures may vary significantly depending on many factors, including but not limited to reduced customer growth, increased customer churn, continued price competition, unanticipated expenses, the occurrence of fraud and other risks. Our high leverage is creating pressure on the trading values of our common stock and our various debt securities. We are dedicated to pursuing avenues to reduce our leverage ratios. We can provide a sound basis for dealing with our financing needs in the future only by executing on our operating plans.

      If market conditions permit, we intend to refinance our vendor indebtedness in the future. Our ability to refinance our vendor indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that We May Not Be Able to Meet, That Could Adversely Impact Our Liquidity and That Limit Our Ability to Pursue Borrowing Opportunities” described below.

      We have a $35.0 million promissory note receivable from our sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against us for breach of representations and warranties under the purchase agreement and has notified us that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of the representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and we expect it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending in both Chile and the U.S. We believe Endesa’s claims are without merit and are contesting Endesa’s claims. We believe that the ultimate outcome of this matter will not have a material adverse effect on our consolidated financial position or results of operations.

      Under the terms of the vendor credit facilities, Leap is obligated to contribute or set aside approximately $25.8 million of additional cash to satisfy debt obligations to the FCC. We expect to satisfy this obligation from the proceeds of the sale of Pegaso. Most of this sum is required to be contributed to subsidiaries of Leap that hold wireless licenses or to Cricket Communications. These facilities generally restrict Cricket Communications and the wireless license subsidiaries of Leap from making cash dividend payments to Leap. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications and the wireless license subsidiaries continue to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or amend or refinance Cricket Communications’s vendor indebtedness.

      We are exploring potential sales of wireless licenses and public and private debt and equity financing alternatives, including the sale from time to time or the exchange of convertible preferred stock, convertible debentures and other debt and equity securities. However, we may not be able to sell assets, raise additional capital or refinance or restructure our existing financing facilities on terms that are acceptable to us, or at all.

Certain Contractual Obligations, Commitments and Contingencies

      The following summarizes in a single location information regarding certain of our future minimum contractual obligations for the next five fiscal years and thereafter at June 30, 2002, excluding our remaining payment obligation for Auction 35 wireless licenses (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2002	2003	2004	2005	2006	Thereafter

Long-term debt(1)	$2,559,557	$29,016	$156,964	$254,123	$334,352	$417,249	$1,367,853
Operating leases	216,201	28,373	52,289	52,126	48,588	21,459	13,366
Chase earn-out(2)	41,000	—	—	—	—	41,000	—
Arbitration award	40,813	40,813	—	—	—	—	—

Total	$2,857,571	$98,202	$209,253	$306,249	$382,940	$479,708	$1,381,219

(1)	Amounts shown for our long-term debt, including amounts due pursuant to our senior and senior discount notes, vendor financing agreements, U.S. government financing and notes payable, do not include interest. We expect that we will require significant additional vendor financing to improve the coverage and capacity of our existing networks under our 40 Market Plan in 2002 and 2003. See “Credit Facilities and Other Financing Arrangements” below.

(2)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition.

      If we do not perform in accordance with our plan, it is likely that we will not remain in compliance with covenant requirements in our vendor facilities and, as a result, we will likely need to obtain covenant waivers or amendments prior to the end of the first quarter in 2003, including waivers or amendments related to EBITDA and minimum numbers of customers.

      In addition, even assuming we meet our current operating plan objectives, we will need to amend or refinance our vendor indebtedness, or raise approximately $225 million of additional cash in 2003 and use approximately $200 million of such cash to pay down vendor indebtedness to meet our total indebtedness to total capitalization covenant at January 1, 2004 and to provide working capital at Leap.

      Leap was the winning bidder for 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom Inc. is a party to litigation challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 licenses ultimately are granted to us, we will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in our forfeiture of the deposit, potential liability for damages and other administrative penalties imposed by the FCC.

      In June 2002, we repaid in full an $18.0 million promissory note plus interest issued to the seller in connection with our acquisition of wireless licenses in Buffalo and Syracuse, New York that closed in June 2001. In connection with our acquisitions of wireless licenses in Buffalo and Syracuse, the seller asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to the terms of the purchase agreement for such wireless licenses. The matter was submitted to binding arbitration and, the arbitrator recently determined that the seller is entitled to a purchase price adjustment of $40.8 million payable immediately in cash, or, in our sole discretion, 21,548,415 shares of Leap common stock. Based on the last reported sale price of the Company’s common stock on the Nasdaq National Market of $0.55 per share on August 13, 2002, the shares would have a market value of approximately $12 million. If Leap issues these shares, they would represent approximately 36.4% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. If Leap pays the award in stock, the seller would hold more than 15% of Leap’s common stock on a fully diluted basis, and Leap’s entrepreneur (designated entity) status under FCC rules and regulations could be in jeopardy without the receipt of formal or informal clarification or a waiver from the FCC. If we lose our entrepreneur status under FCC rules and regulations, we could be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and we could be required to forfeit or divest our wireless licenses that have not yet been built out. In addition, the issuance of common stock to the seller without the consent of the lenders under our vendor credit facilities could constitute a change in control and an event of default under our vendor credit facilities. Any substantial payment of cash in connection with the award would significantly reduce our liquidity. We are evaluating the outcome and effects of the arbitration ruling.

      We have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. We have not included this contingent obligation in our planned expenditures; however, we cannot assure you that it will not become due. Pegaso has failed to comply with certain obligations and covenants established by its credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under its vendor loans. At June 30, 2002, the outstanding balance under the working capital facility from Qualcomm was approximately $509.3 million, and approximately $612.1 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement, as amended and restated in April 2002 among Qualcomm, an equipment vendor and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $205.0 million. At June 30, 2002, Qualcomm had provided $92.5 million of these loans to Pegaso. Pegaso has limited cash available to meet its operating and financing commitments and is therefore dependent on securing additional financing or completing a sale of its business. In April 2002, we signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement was subject to various closing conditions. We have been informed by Pegaso that required approvals of Mexican governmental authorities have been received and most other closing conditions have been satisfied. In connection with the January 2002 loan commitments, as amended and restated in April 2002, from Qualcomm and the other Pegaso shareholders, Qualcomm agreed that in the event that Pegaso is sold and the sale proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. If the sale transaction is completed on the terms outlined in the agreement which we expect to occur in the third quarter of 2002, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. Pursuant to the vendor credit facilities, approximately $25.8 million of the proceeds of the sale of Pegaso are expected to be set aside or contributed to Cricket Communications and subsidiaries of Leap holding wireless licenses.

Credit Facilities and Other Financing Arrangements

      We have outstanding 225,000 12.5% senior notes due 2010 and 668,000 14.5% senior discount notes due 2010 for which we received gross sale proceeds of $225.0 million and $325.1 million, respectively, in February 2000. Each note has a principal amount at maturity of $1,000. At June 30, 2002, the effective interest rates on the senior notes and senior discount notes were 15.8% and 16.3% per annum, respectively. The terms and conditions of the notes are summarized in our Annual Report on Form 10-K filed with the SEC on March 29,

2002, and more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Our subsidiary Cricket Communications also has senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. These credit facilities generally permit Cricket to borrow up to an aggregate of $1,845.0 million, subject to compliance with the covenants and conditions in the facilities. At June 30, 2002, Cricket Communications had $1,461.5 million outstanding under the vendor credit agreements and $54.7 million in other long-term liabilities that are expected to be financed under the vendor credit agreements. Borrowings under the vendor credit agreements at June 30, 2002 had a weighted-average effective interest rate of 6.8% per annum. The terms and conditions of the vendor credit agreements, including covenants, conditions and events of default, are summarized in our Annual Report on Form 10-K, and more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K. For a description of our recent amendments to these credit facilities, see “— Amendments to Vendor Financing” below.

      We also have other credit facilities and financing arrangements, including the following:

•	In January 2001, we entered into a secured loan agreement with Qualcomm, under which we may borrow approximately $125.3 million to finance our acquisition of wireless licenses in Auction 35, if those wireless licenses are purchased by us. Loans under the agreement bear interest at a variable rate depending on the collateral provided, and we expect that rate to be LIBOR plus 7.5%. At June 30, 2002, approximately $0.5 million related to this agreement is included in long-term debt.

•	We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC and a third party as part of the purchase price for wireless licenses. In April 2002, we completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed our FCC debt totaling $8.4 million related to certain of the wireless licenses we provided in the exchange. In consideration for the third party’s assumption of the FCC debt, we provided to the third party a note payable totaling $8.4 million, which is secured by certain of our wireless licenses. The terms of Leap’s note payable are parallel to the payment terms under the assumed FCC debt. At June 30, 2002, the weighted-average effective interest rate for debt obligations to the FCC and the third party was 9.9% per annum.

•	In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may sell under certain circumstances up to a maximum of $125.0 million in registered common stock from time to time over the succeeding 28-month period. We cannot require Acqua Wellington to purchase shares of our common stock if the market price of our common stock is less than $15 per share.

      These credit facilities and other financing arrangements are more fully described in our Annual Report on Form 10-K filed with the SEC on March 29, 2002 and the exhibits thereto.

Amendments to Vendor Financing

      In March 2002, we amended our vendor financing agreements with Ericsson, Lucent and Nortel to revise certain covenants to provide greater flexibility to us as we add new customers and improve the coverage and capacity of our networks in markets under our 40 Market Plan throughout the remainder of 2002 and 2003 and to add certain additional covenants. The covenants, as set forth in the vendor credit facilities, generally measure the consolidated performance of Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business, as defined in the vendor credit facilities.

      Prior to the March 2002 amendments, the vendor credit agreements provided that the consolidated EBITDA to cash interest ratio for the four fiscal quarters ending December 31, 2002 could not be less than 1.0 to 1.0, and the total indebtedness to annualized EBITDA ratio as of any date during the period from January 1, 2003 to March 31, 2003 could not exceed 10.0 to 1.0. The first measurement dates for the consolidated EBITDA to cash interest ratio and the total indebtedness to annualized EBITDA ratio were the quarter ended December 31, 2002 and as of January 1, 2003, respectively.

      The March 2002 amendments delay the effect of the consolidated EBITDA to cash interest covenant so that it is first measured for the quarter ended March 31, 2003 and require the ratio of consolidated EBITDA to cash interest to be not less than 1.3 to 1.0, 1.4 to 1.0, 1.5 to 1.0 and 1.9 to 1.0 at the end of the first, second, third and fourth quarters of 2003, respectively, and not less than 3.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The March 2002 amendments also delay the initial measurement of the total indebtedness to annualized EBITDA covenant (and define the measurement date to be at the end of each quarter) so that this ratio now is first measured as of June 30, 2003 and requires Cricket Communications and its subsidiaries to have a ratio of total indebtedness to annualized EBITDA no greater than 10.0 to 1.0, 7.0 to 1.0 and 5.5 to 1.0 at the end of the second, third and fourth quarters of 2003, respectively, and no greater than 5.0 to 1.0 at the end of the first quarter of 2004 and thereafter. The maximum capital expenditures that Cricket Communications is allowed to make in 2002 were also increased by $60.0 million. Because the March 2002 amendments delay the initial measurement of the EBITDA covenants described above, we agreed to a new minimum consolidated EBITDA covenant that requires Cricket Communications, its subsidiaries and the subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business to have consolidated EBITDA not less than negative $27.0 million, $0 and positive $9.0 million for the second, third and fourth quarters of 2002, respectively, and positive $45.0 million for the first quarter of 2003. We also agreed not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. As of and for the three months ended June 30, 2002, Cricket Communications was in compliance with the consolidated EBITDA and other covenants under its vendor financing agreements. Even assuming we meet our current operating plan objectives, we will need to amend or refinance our vendor indebtedness, or raise approximately $225 million of additional cash in 2003 and use approximately $200 million of such cash to pay down vendor indebtedness to meet our total indebtedness to total capitalization covenant at January 1, 2004 and to provide working capital at Leap. If we do not perform in accordance with our plan, it is likely that we will not remain in compliance with covenant requirements in our vendor credit facilities and, as a result, we will likely need to obtain covenant waivers or amendments prior to the first quarter in 2003, including waivers, amendments or refinancing related to EBITDA and minimum numbers of customers. See “Risk Factors — Our Debt Instruments Contain Provisions and Requirements that We May Not Be Able to Meet, That Could Adversely Impact Our Liquidity and That Limit Our Ability to Pursue Borrowing Opportunities.” In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

      Under our plans, we expected to invest approximately $171 million of cash for use in Cricket Communications’s business to fund operating expenses and debt obligations and to pay deferred purchase obligations for wireless licenses, and we otherwise would have contributed such funds to Cricket Communications during the period from March 2002 to September 2003. In the March 2002 amendments, we agreed to contribute to Cricket Communications and other subsidiaries of Leap that hold wireless licenses used in Cricket Communications’s business or to set aside at Leap approximately $111 million of additional cash, with an additional $60 million to be contributed or set aside as Leap raises additional cash in the future. We also agreed to pledge as collateral under the vendor financing agreements substantially all of our wireless licenses not previously pledged. In May 2002, the FCC refunded to us $59.5 million of the $70.3 million deposit we had with the FCC related to Auction 35. Under the amendments, approximately $25 million of the refunded amount was retained by Leap to be used for general corporate purposes, and the balance of approximately $35 million was invested in Cricket and subsidiaries conducting Cricket business. The remaining $25 million of the $60 million obligation is expected to come from activities such as the sale of newly pledged licenses or the sale of Pegaso. We also paid amendment fees of approximately $5.9 million to the lenders under the facilities.

Operating Activities

      We used $122.3 million in cash for operating activities during the six months ended June 30, 2002 compared to $172.3 million in the corresponding period of the prior year. The decrease was primarily attributable to a greater portion of our net loss consisting of non-cash depreciation and amortization and interest expense and a net decrease in working capital compared to the corresponding period of the prior year. In February 2002, we completed the launch of all markets under our 40 Market Plan. We expect that cash used in operating activities is likely to decrease in future periods as our existing markets mature and contribute cash flows from operations, offset by costs associated with increasing our customer base, and cash interest payments under our vendor loan facilities that commence in December 2002 for Lucent and December 2003 for Nortel and Ericsson.

Investing Activities

      Cash used in investing activities was $57.6 million during the six months ended June 30, 2002 compared to $115.9 million in the corresponding period of the prior year. Investing activities during the six months ended June 30, 2002 consisted primarily of the sale and maturity of investments of $140.6 million, offset by the purchase of investments of $195.7 million, net proceeds from restricted cash equivalents of $3.0 million, the partial refund of our deposit for Auction 35 and the purchase of property and equipment primarily for the continued buildout of our existing networks of $80.0 million. Investing activities during the six months ended June 30, 2001 consisted primarily of $108.1 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom, the sale and maturity of investments of $183.8 million and restricted investments, net of $12.7 million, offset by the purchase of investments of $102.3 million, the purchase of property and equipment primarily for the continued buildout of our networks of $71.1 million, the purchase of wireless licenses of $230.9 million, loans to Pegaso of $10.0 million and $2.9 million for acquisitions, net of cash acquired.

Financing Activities

      Cash provided by financing activities during the six months ended June 30, 2002 was $10.3 million and consisted of cash proceeds from our vendor loan facilities of $34.9 million for the purchase of property and equipment and $0.4 million in proceeds from the issuance of common stock, partially offset by repayments of notes payable and long-term debt of $19.1 million and $5.9 million in debt financing costs related to the March 2002 amendments to our vendor loan facilities. Cash provided by financing activities in the corresponding period of the prior year was $330.9 million, and consisted primarily of $154.6 million in proceeds from the sale of common stock, primarily from our May 2001 underwritten public offering and under our stock purchase agreement with Acqua Wellington, in addition to cash proceeds under our vendor loan facilities for the purchase of property and equipment and wireless licenses of $177.2 million.

RISK FACTORS

The Unsettled Nature of the Wireless Market, Decreased Consumer Confidence, New Service Offerings of Increasingly Large Bundles of Minutes of Use at Increasingly Low Prices by Some Major Carriers, and the Other Issues Facing the Telecommunications Industry in General Have Created a Level of Uncertainty That Adversely Affects Our Ability to Predict Future Customer Growth as Well as Other Key Operating Metrics

      During the first and second quarters of fiscal year 2002, we experienced slower customer growth rates than planned, which we believe is due in large part to decreased consumer confidence in the economy in general and in the telecommunications industry in particular. Other carriers also have reported slower customer growth rates compared to prior periods. In part because of these slower growth rates, competitive pressures in the wireless telecommunications market have caused some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket low-price, predictable and virtually unlimited calling plan. In addition, the volatility of the stock prices of telecommunications and wireless companies in the public equity markets has further eroded consumer confidence in wireless telecommunications companies.

      During the second quarter of 2002 cost per gross customer addition (CPGA) increased to $316 from $246 in the first quarter of 2002, and the rate of customer churn increased to 4.6% from 3.2% in the first quarter of 2002. The increase in our CPGA was influenced by factors such as higher selling and marketing expenses, sales incentives and lower gross customer additions, due in part to the decreased customer confidence in the economy, increased price competition described above and the removal of potentially fraudulent customers from our customer base.

      Our business plan and estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. This business plan assumes that we operate at levels generally consistent with our overall results for the first half of 2002 for gross customer additions and churn. These levels represent a significant improvement in these metrics from the results of the second quarter of 2002, but not an improvement to the levels of the first quarter of 2002. In addition, the plan assumes that we show a significant reduction in CPGA and the number of customers who are deactivated for failure to pay their first month’s bill. The unsettled nature of the wireless market, decreased consumer confidence in the economy and the telecommunications industry, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, and other issues facing the telecommunications industry have created a level of uncertainty that affects our ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth.

      In light of the wireless market issues described above and the Company’s failure to meet planned levels of certain key operating metrics for the last two quarters, there is a significant risk that we will not meet our business plan. If we do not meet the performance goals included in that plan, it is likely that we will not remain in compliance with covenant requirements in our vendor credit facilities. In such a case, we will likely need to obtain covenant waivers or amendments prior to the first quarter in 2003, including waivers or amendments related to EBITDA and minimum numbers of customers. We cannot provide assurances that any such covenant waivers, amendments or refinancing will be obtained, or that the lenders will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers or amendments.

The Recent Decision by the Arbitrator in Our Dispute with the Seller of Our Buffalo and Syracuse Licenses Could Significantly Reduce Our Liquidity or Result in Substantial Dilution to Existing Stockholders

      In connection with our acquisitions of wireless licenses in Buffalo and Syracuse, the seller asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator recently determined that the seller is entitled to a purchase price adjustment of $40.8 million payable immediately in cash, or, in our sole discretion, 21,548,415 shares of Leap common stock. Based on the last reported sale price of the Company’s common stock on the Nasdaq National Market of $0.55 per share on August 13, 2002, the shares would have a market value of approximately $12 million. If Leap issues these shares, they would represent approximately 36.4% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. If Leap pays the award in stock, the seller would hold more than 15% of Leap’s common stock on a fully diluted basis, and Leap’s entrepreneur (designated entity) status under FCC rules and regulations could be in jeopardy without the receipt of formal or informal clarification or a waiver from the FCC. If we lose our entrepreneur status under FCC rules and regulations, we could be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and we could be required to forfeit or divest our wireless licenses that have not yet been built out. In addition, the issuance of common stock to the seller without the consent of the lenders under our vendor credit facilities could constitute a change in control and an event of default under our vendor credit facilities. Any substantial payment in cash in connection with the award would significantly reduce our liquidity. We are evaluating the outcome and effect of the arbitration ruling.

Our Business Strategy Is Subject to Execution Risks, and If We Are Successful, Our Competitors May Adopt a Similar Strategy

      Our business strategy in the U.S. is to offer consumers a service plan, marketed under the brand Cricket, that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis. This strategy is a new approach to marketing wireless services and, while it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area.

      We currently have several new services that either have been recently introduced to selected markets or are in development, including a service designed to provide wireless information and advertising to consumers’ mobile phones. These new and planned services are innovative and unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

      If our business strategy proves to be successful, additional wireless providers are likely to adopt similar pricing plans and marketing approaches. Should our competitors choose to adopt a strategy similar to the Cricket strategy, some of them may be able to price their services more aggressively or attract more customers because of their stronger market presence and geographic reach and their larger financial resources. See “— We Face Significant Competition.”

We Have a History of Losses and Anticipate Future Losses

      Leap experienced net losses of $355.2 million in the six months ended June 30, 2002, $483.3 million ($626.9 million excluding gains on sale of wireless licenses) in the year ended December 31, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. Losses are likely to be significant for the next several years as we improve the coverage and capacity of networks in our current markets, increase our vendor indebtedness prior to the commencement of principal amortization, launch any new markets we decide to build out as our vendor loan covenants and capital resources permit, and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on our ability to repay our debt, comply with debt covenants and carry on our business.

Leap May Fail to Raise Required Capital

      We will need to amend or refinance our vendor indebtedness, or raise approximately $225 million of additional cash in 2003 and use approximately $200 million of such cash to pay down vendor indebtedness to meet our total indebtedness to total capitalization covenant at January 1, 2004 and to provide working capital at Leap Wireless International, Inc. In addition, we may require significant additional capital to acquire the wireless licenses on which we were the winning bidder in the FCC’s Auction 35. We will require substantial capital to develop and operate wireless networks if we decide to build or operate networks in markets beyond our existing 40 Market Plan. The amount of financing that we will require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future license acquisitions, and the speed at which we construct and launch these networks. Capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital. If we fail to obtain required new financing, that failure would likely have a material adverse effect on our business and our financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities or sell our interests in licenses, or in one or more of our subsidiaries or other ventures earlier than planned or at a “distressed sale” price. In March 2002, Cricket Communications amended its vendor credit agreements with Ericsson, Lucent and Nortel. In connection with the March 2002 amendments, we agreed to contribute cash to Cricket Communications. We are also restricted under the vendor financing facilities from making cash dividend payments from Cricket Communications to Leap, except in certain circumstances. As a result, we may experience a shortage of cash at Leap at a time that Cricket Communications continues to have substantial cash balances. If this occurs we will need to raise additional capital at Leap, reduce expenses at Leap or refinance or amend Cricket Communications’s vendor indebtedness. For a more detailed description of our capital requirements and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

      We have obtained and expect to continue to obtain much of our required capital through debt financing. At June 30, 2002, we had long-term debt totaling $2,090.2 million, including a current portion totaling $93.0 million. A substantial portion of the debt financing, including all of our vendor financing, bears or is likely to bear interest at a variable rate, exposing us to interest rate risk.

      Our high leverage could have important consequences, including the following:

•	our ability to obtain additional financing may be impaired;

•	a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

•	our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy;

•	high levels of debt and leverage could cause rating agencies to reevaluate and lower our credit ratings; and

•	high levels of debt may reduce the value of stockholders’ investments in Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

      We may not have sufficient future cash flows to meet our debt payments, and may not be able to refinance any of our debt at maturity.

      In addition, our vendors have sold outstanding debt under our vendor financing agreements to third parties at a discount and may choose to do so in the future. Such sales could affect the trading prices of our outstanding notes and vendor debt. Our notes and the outstanding debt under our vendor credit agreements recently have traded at very significant discounts to their face value, which adversely affects the market’s perception of Leap’s creditworthiness.

Our Debt Instruments Contain Provisions and Requirements that We May Not Be Able To Meet, That Could Adversely Impact Our Liquidity And That Limit Our Ability to Pursue Borrowing Opportunities

      The restrictions contained in the indenture governing the notes issued in our February 2000 units offering, and the restrictions contained in our vendor facilities, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, and secure additional financing. In addition, if we fail to meet the covenants contained in our vendor facilities, repayment of our outstanding debt may be accelerated. Such senior debt, among other things, restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

•	incur additional indebtedness;

•	create liens;

•	make certain payments, including payments of dividends and distributions in respect of capital stock;

•	consolidate, merge and sell assets;

•	engage in certain transactions with affiliates; and

•	fundamentally change our business.

      In addition, such senior debt requires us to maintain certain ratios, including:

•	leverage ratios;

•	interest coverage ratios; and

•	fixed charges ratios;

and to satisfy certain tests, including tests relating to:

•	maximum annual capital expenditures;

•	minimum covered population;

•	minimum number of customers to our services;

•	minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, on a quarterly basis from the second quarter of 2002 through the first quarter of 2003; and

•	minimum quarterly revenues, and commencing in 2004, minimum annual revenues.

      We expect to make capital expenditures during 2002 and 2003 at or near the maximum annual amount permitted by our vendor loan facilities. Under our vendor credit agreements, we have agreed not to build out or launch any new markets until after June 30, 2003, other than markets included in our 40 Market Plan. Also, our ability to expand beyond our 40 Market Plan after that time will be significantly restricted if we are not able to obtain additional amendments to the maximum annual capital expenditure covenant contained in our vendor loan facilities. If our growth is so restricted, management of Leap believes that it will not adversely affect our ability to successfully operate the markets already launched.

      We may not satisfy the financial ratios, tests or other covenants under our vendor loan facilities due to events that are beyond our control, including but not limited to our ability to control costs, attract new customers and generate revenues. If we fail to satisfy any of the financial ratios, tests or other covenants, we could be in default under our vendor credit facilities or may be limited in our ability to access additional funds under our vendor credit facilities, which could result in our being unable to make interest payments on our outstanding notes. In addition, if we fail to meet performance requirements, our equipment financing may be restricted or cancelled or the repayment thereof may be accelerated. For a description of our capital requirements, liquidity and information relating to our loan covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      From time to time, we have entered into amendments to our vendor credit agreements with the lenders to modify the covenants and terms of such agreements. In the future, we will likely have to seek amendments to financial covenants or refinance our vendor facilities. We cannot guarantee that we will be able to obtain any of these amendments or to refinance these facilities or that the lenders will not require additional collateral, significant cash payments or additional incentives in connection with any such amendments. In addition, from time to time we have found that it is in our best interest to amend these vendor facilities and to date, we have received support from our lenders to make these changes. Should our relationships with the vendors or the performance of our business deteriorate, our ability to make necessary or desirable changes to the vendor credit agreements from time to time would be materially and adversely affected.

      There can be no assurance that adverse results in our business will not result in a failure to meet our financial or operating covenants in the future. Certain defaults would result in the requirement to immediately repay all borrowings under the vendor facilities, which would have a material adverse effect on our business, financial condition and results of operations.

      We plan to refinance our vendor indebtedness if market conditions permit in the future. Our ability to refinance our indebtedness will depend on, among other things, our financial condition, the state of the public and private debt and equity markets, the restrictions in the instruments governing our indebtedness and other factors. In addition, if we fail to comply with the covenants governing our indebtedness, we may need to amend or refinance that indebtedness, and we may need additional financing in order to make planned capital expenditures and to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

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

We Face Significant Competition

      The telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have also begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundled minutes of use at increasingly low prices which are competing with the Cricket low-price, predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Moreover, the wireless industry has experienced a general slow down in the rate of new customer activations during the second half of 2001 and in 2002. If these trends continue, they could have a material adverse impact on our ability to meet our vendor loan covenants, and on our business, financial condition and results of operations.

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

Actions Beyond Our Control in Our Distribution Network, Such as Customer and Dealer Fraud, Could Have a Material Adverse Impact Our Business

      During the first quarter of 2002, we experienced an increase in the occurrence of credit card, subscription and dealer fraud over that experienced in the preceding year, which impacted our business primarily by reducing revenue, reducing calculated ARPU and increasing handset subsidy costs which caused our CPGA to be higher than it otherwise would have been. In the second quarter, we instituted more timely and targeted dealer performance and inventory monitoring systems that provide us with near real-time reporting of dealer performance metrics including the rates of churn and first bill non-payments by individual stores. As a result, we have taken the first steps at rationalizing our distribution channels and have eliminated some of our indirect distribution locations. While we believe that we can manage the impact of fraud, if we are not successful, it could have a material adverse impact on our financial condition and results of operations, and on our ability to meet our vendor loan covenants and debt service requirements, to fund our operating and capital requirements and to continue as a going concern.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On August 7, 2002, 37,579,781 shares of our common stock were outstanding, and 18,667,450 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of August 7, 2002:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which are exercisable in whole or in part through September 2008;

•	8,674,138 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans;

•	2,508,459 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm in September 1998;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with our February 2000 units offering.

      As previously reported, in connection with the our acquisitions of wireless licenses in Buffalo and Syracuse, an arbitrator recently determined that the seller is entitled to a purchase price adjustment of approximately $40.8 million payable immediately in cash, or, in our sole discretion, 21,548,415 Leap shares. If Leap issues these shares, they would represent approximately 36.4% of Leap’s outstanding common stock, and approximately 28% of Leap’s common shares on a fully diluted basis, following such issuance We are evaluating the outcome and effects of the arbitration ruling.

      In December 2000, we entered into a common stock purchase agreement with Acqua Wellington under which we may, at our discretion, sell up to a maximum of $125.0 million of registered common stock from time to time over the succeeding 28-month period. Under the agreement, we may require Acqua Wellington to purchase between $10.0 million and $25.0 million of common stock, depending on the market price of our common stock, during each of one or more 18 trading day periods. However, we cannot require Acqua Wellington to purchase our common stock if the market price of our common stock is less than $15 per share. As of August 13, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $0.55 per share. As a result, we currently cannot require Acqua Wellington to purchase shares of our common stock, and we will not be able to raise additional capital under the common stock purchase agreement unless and until the market price of our common stock rises above $15 per share. Under the purchase agreement, we may grant to Acqua Wellington an option to purchase up to an equal amount of common stock that we require it to purchase during the same 18 trading day period. Acqua Wellington purchases the common stock at a discount to its then current market price, ranging from 4.0% to 5.5%, depending on our market capitalization at the time we require Acqua Wellington to purchase our common stock. A special provision in the agreement (as amended and restated) allowed the first sale of common stock under the agreement to be up to $55.0 million. In January 2001, we completed the first sale of our common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, we completed the second sale of our common stock under the agreement, issuing 521,396 shares of our common stock to Acqua Wellington in exchange for $15.0 million.

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

Our Stock Price is Volatile and Recent Low Trading Prices of Our Common Stock May Cause It to Be De-Listed by the Nasdaq National Market

      The stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of any specific public companies. The market price of Leap common stock has fluctuated widely in the past calendar year and is likely to continue to fluctuate in the future. Our stock is currently trading at less than $1 per share. If our stock trades at less than $1 per share for 30 consecutive trading days, and the trading price does not subsequently increase above $1 per share for 10 consecutive trading days within a prescribed cure period our stock may be de-listed from the NASDAQ National Market

System. Factors that may have a significant impact on the market price of Leap common stock include but are not limited to:

•	liquidity, high levels of debt and risks related to compliance with debt covenants;

•	future announcements concerning Leap or its competitors;

•	changes in the prospects of our business partners or equipment suppliers;

•	failure to achieve planned levels of customer growth and other operating targets;

•	deficiencies in our networks;

•	results of technological innovations;

•	government regulation, including the FCC’s review of our acquisition and ownership of wireless licenses or any changes of ownership that could adversely affect our status as an entrepreneur under FCC regulations;

•	changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

•	changes in our credit ratings;

•	de-listing of our stock from the NASDAQ National Market System because of low trading prices or other reasons;

•	the impact of an economic slowdown on existing and future customers;

•	perception of risks associated with our investment in Pegaso, including future funding obligations and our ability to receive funding from a sale of Pegaso;

•	perception that wireless handsets pose health or safety risks;

•	concern regarding and trends in the telecommunications industry in general;

•	demand for and price of wireless licenses; and

•	other items described in this Report under “Risk Factors.”

      Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We May Experience Difficulties in Constructing and Operating Our Telecommunications Networks

      Although we have launched service in all markets in our initial 40 Market Plan, we will need to improve the coverage and capacity of our existing networks. When vendor loan covenants and capital resources permit, we also plan to construct new telecommunications networks. We will depend heavily on suppliers and contractors to successfully complete these complex construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Some of our planned Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well.

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

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we acquired and/or launched all of our existing Cricket markets beginning in March 1999. Although we have over a year of successful operating history in 20 of our markets, we are still at an early stage of development and we continue to face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include possible disruptions and inefficiencies associated with rapid growth and workplace expansion, the difficulties associated with raising money to finance new enterprises and the difficulties of establishing a significant presence in highly competitive markets.

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

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

      Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a low, flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,200 minutes per month, and some markets are experiencing substantially higher call volumes. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks are well-suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects in the U.S. could be materially adversely affected.

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

The Determination of the Fair Value of Our Wireless Licenses Is Affected By Our Estimated Future Operating Results and Declines In the Fair Value of Our Wireless Licenses Below Their Carrying Value May Ultimately Result In a Material Impairment Charge

      Statement of Financial Accounting Standard No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. The determination of the fair value of our wireless licenses is affected by our estimated future operating results and by the market values of our wireless licenses. If we do not achieve our estimates for customer growth and other key operating results or if the market values of our wireless licenses decline, this may have a significant adverse effect on our estimated discounted future cash flows and the fair value of our wireless licenses and may ultimately result in a material impairment charge related to our wireless licenses.

Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations

      Our business plan depends on our operation of C-Block and F-Block licenses in the U.S. We may acquire and operate C-Block and F-Block licenses only if we qualify as an “entrepreneur” under FCC rules or the first buildout deadline on such licenses has been met.

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

      The FCC’s grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC in the opinion and order has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, that failure could trigger a number of adverse consequences, including possible triggering of FCC unjust enrichment rules and the acceleration of installment payments still owed to the U.S. Treasury for certain PCS licenses. In addition, we might not be able to continue to acquire additional C-Block and F-Block PCS licenses in the aftermarket. Such consequences could have a material adverse effect on our business and financial condition.

      One of the conditions for our basis of qualification as an “entrepreneur” under FCC rules and regulations is that our voting stock remain widely disbursed and generally that no shareholder hold more than 15% of our voting stock on a fully diluted basis. In connection with our acquisitions of wireless licenses in Buffalo and Syracuse, the seller asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to the terms of the purchase agreement for such wireless licenses. The matter was submitted to binding arbitration and the arbitrator recently determined that the seller is entitled to a purchase price adjustment of $40.8 million payable immediately in cash, or, in our sole discretion, 21,548,415 shares of Leap common stock. Based on the last reported sale price of the Company’s common stock on the NASDAQ National Market of $0.55 per share on August 13, 2002, the shares would have a market value of approximately $12 million. If Leap issues these shares, they would represent approximately 36.4% of Leap’s common stock, and approximately 28% of Leap’s common shares on a fully diluted basis, following such issuance. If Leap pays the award in stock, the seller would hold more than 15% of Leap’s common stock on a fully diluted basis, and Leap’s entrepreneur (designated entity) status could be in jeopardy without the receipt of formal or informal clarification or a waiver from the FCC. If we lose our entrepreneur status, we would be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and we could be required to forfeit or divest our wireless licenses that have not yet been built out. In addition, the issuance of common stock to the seller without the consent of the lenders under our vendor credit facilities could constitute a change in control and an event of default under our vendor credit facilities. Any substantial payment in cash in connection with the award would significantly reduce our liquidity. We are evaluating the outcome and effect of the arbitration ruling.

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

It May Be More Difficult For Us to Acquire C-Block and F-Block Licenses in the Future

      Regulatory changes or requirements, or market circumstances, could make it more difficult to acquire C-Block or F-Block PCS licenses.

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

      NextWave Telecom Inc., the former holder of the 22 wireless licenses for which we were the winning bidder in Auction 35, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. If these Auction 35 wireless licenses ultimately are granted to us, we will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. We cannot predict what affect any challenges before the FCC or in court to the reauction generally, or the grant of these wireless licenses to us specifically, will have on us. If the FCC is able to complete the sale of these wireless licenses to us, we expect to satisfy our remaining Auction 35 payment obligations through borrowings under our vendor credit facilities, approximately $125.3 million committed under a senior secured financing arrangement with Qualcomm and additional new financing which will be required. If we are unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, we may not purchase some or all of the wireless licenses, which may result in our forfeiture of the deposit, potential liability for damages and other administrative penalties imposed by the FCC.

      While at the date of this Report we are in compliance with the terms of our C-Block and F-Block licenses, as a result of the expansion of our business, we have now grown beyond certain designated entity size thresholds specified in FCC rules. This growth will likely preclude our ability to obtain additional C-Block or F-Block licenses that may be auctioned by the FCC in the future. This growth does not preclude us from continuing to acquire C-Block and F-Block licenses in the aftermarket, but we may be subject to unjust enrichment penalties if we seek to acquire C-Block or F-Block licenses from entities that qualify as “very small businesses” under FCC rules.

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

Failure to Comply with Regulations or Adverse Regulatory Changes Could Impair Our Ability to Maintain Existing Licenses and Obtain New Licenses

      We must maintain our existing telecommunications licenses and those we acquire in the future to continue offering wireless telecommunications services. Changes in regulations or failure to comply with regulations or the terms of a license or failure to have the license renewed could result in a loss of the license, penalties and fines. For example, we could lose a license, or be subject to fines, if we fail to construct or operate a wireless network as required by the license, or if we fail to comply with FCC regulations or compliance deadlines. One such deadline is the requirement that we deploy the capability to identify the precise location of wireless 911 calls in accordance with timetables set by the FCC. The loss of a license or the imposition of significant fines or penalties could have a material adverse effect on our business and financial condition.

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

Risks Associated with Pegaso Could Adversely Affect Our Business

      Pegaso has incurred recurring operating losses and has a net deficiency in its stockholders’ equity. Pegaso has significant financing under two equipment loans and a working capital facility from Qualcomm. We have guaranteed to Qualcomm $33.0 million of Pegaso’s outstanding working capital loans from Qualcomm. Pegaso has failed to comply with certain obligations and covenants established by the credit agreements, including defaulting on the required payment of all of the outstanding principal and accrued interest under the working capital facility from Qualcomm and defaulting on required payments of interest under the vendor loans. At June 30, 2002, the outstanding balance under the working capital loans to Qualcomm was approximately $509.3 million, and approximately $612.1 million was outstanding or to be drawn under the vendor loans. No notice of default was issued with respect to any of the agreements under which a default has occurred and the lenders agreed to a limited forbearance on those defaults as part of a January 2002 agreement, as amended and restated in April 2002, among Qualcomm, an equipment vendor and certain shareholders of Pegaso other than us to provide additional loan commitments to Pegaso of up to $205.0 million. At June 30, 2002, Qualcomm had provided $92.5 million of these loans to Pegaso. Any solution to the long term financing of Pegaso will require additional capital investment into Pegaso in the near term, and if such additional capital can be raised and if we do not participate in such investment, our ownership interest in Pegaso will be diluted. Pegaso has hired Greenhill & Co to assist it in the development and implementation of restructuring alternatives and/or a sale of Pegaso. We recently signed an agreement pursuant to which we expect to sell our interest in Pegaso to Telefonica. The completion of the transaction contemplated by the agreement was subject to various closing conditions. We have been informed by Pegaso that required approvals of Mexican government authorities have been received and most other closing conditions have been satisfied. In connection with January 2002 loan commitments, as amended and restated in April 2002, to Pegaso from Qualcomm and certain shareholders other than us, Qualcomm agreed that in the event that Pegaso is sold and the sales proceeds are insufficient to repay the loan guaranteed by us, we can satisfy our obligations under this guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. Pegaso requires substantial additional capital to continue its operations and planned growth. If Leap does not contribute additional capital to Pegaso, Leap’s ownership interest in Pegaso may be further diluted due to additional capital contributions of other investors. If the sale transaction is completed on the terms outlined in the agreement which we expect to occur in the third quarter of 2002, we would expect to receive approximately $33 million in sales proceeds and repayment of subordinated debt and we would satisfy our obligations under the guarantee by delivering to Qualcomm our rights under the warrants we acquired in connection with the guarantee. We currently own 20.1% of the outstanding capital stock of Pegaso. As consideration for the January 2002 loan commitments, as amended and restated in April 2002, to Pegaso, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso. If these warrants are fully earned and exercised, our ownership interest in Pegaso would be diluted to approximately 18% of the outstanding capital stock of Pegaso.

      Pegaso in Mexico largely depends on the Mexican economy. The Mexican market is subject to many risks, including but not limited to rapid fluctuations in currency exchange rates, consumer prices, inflation, employment levels and gross domestic product.

      Mexico’s currency and financial markets continue to experience volatility. The impact on the Mexican economy of the economic crisis in Latin America has affected the ability of Mexican companies to access the capital markets. The ability of Mexican companies to access the capital markets may not improve and may deteriorate further in the future. The economy of Mexico historically is affected by fluctuations in the price of oil and petroleum products. Fluctuations in the prices of these products and continuing political tensions in Mexico could negatively impact Pegaso’s prospects in Mexico.

      Although the deployment of advanced telecommunications services is in its early stages in many developing countries, we believe competition is increasing as businesses and foreign governments realize the market potential of telecommunications services. In Mexico, a number of international telecommunications companies, including Verizon, AT&T, MCI, Telefonica, Nextel and SBC, as well as local competitors such as Telmex and other Mexican telecommunications companies, continue to actively engage in developing telecommunications services. Pegaso also competes against landline carriers, including government-owned telephone companies. We also expect the prices that Pegaso may charge for its products and services in some regions will decline over the next few years as competition increases. Pegaso’s competitors in Mexico have greater financial resources and more established operations than Pegaso. Pegaso is at an early stage of development and may not be able to compete successfully.

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

      We have adopted a rights plan that could discourage, delay or prevent an acquisition of Leap under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock, which will cause substantial dilution to a person or group acquiring 15% or more of our stock if the acquisition is not approved by our Board of Directors.

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

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of June 30, 2002, the principal amounts of our variable rate long-term debt obligations amounted to approximately $1,490.6 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $9.5 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

      In connection with the our acquisitions of wireless licenses in Buffalo and Syracuse, MCG PCS, Inc. the seller, asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it is entitled to a purchase price adjustment pursuant to terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator determined in an interim award dated August 5, 2002, that the seller is entitled to a purchase price adjustment of $40.8 million payable immediately in cash, or, in our sole discretion, 21,548,415 shares of Leap common stock. If Leap issues these shares, they would represent approximately 36.4% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. If Leap pays the award in stock, the seller would hold more than 15% of Leap’s common stock on a fully diluted basis, and Leap’s entrepreneur (designated entity) status under FCC rules and regulations could be in jeopardy without the receipt of a formal or informal clarification or a waiver from the FCC. If we lose our entrepreneur status under FCC rules and regulations, we could be subject to unjust enrichment penalties of approximately $20 million and the acceleration of the payment of approximately $82 million of FCC debt, and we could be required to forfeit or divest our wireless licenses that have not yet been built out. In addition, the issuance of common stock to the seller without the consent of the lenders under our vendor credit facilities could constitute a change in control and an event of default under our vendor credit facilities. Any substantial payment of cash in connection with the award would significantly reduce our liquidity. We are evaluating the outcome and effect of the arbitration ruling. The arbitrator has retained jurisdiction solely for purposes of awarding attorneys’ fees, expenses and the costs of the arbitration pursuant to the terms of the purchase agreement and resolving any disputes that may arise relating to the performance directed in the award. On August 9, 2002, MCG filed an Application for Emergency Hearing and Ruling on Waiver of Election with the American Arbitration Association contending that Leap has waived its right to elect between payment of the award in cash or stock by virtue of the fact that such award was required to be paid “immediately” and Leap had not yet paid the award. MCG requested that a hearing on the matter be held on Monday, August 12, 2002. No such hearing has been held. However, Leap does not know when, or if, such a hearing will be held as requested by MCG and what the outcome of any such hearing, if held, would be.

      From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A. (“Endesa”). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against the Company and its wholly-owned subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breach of representations and warranties is the principal and interest under the note. The note matured on June 2, 2001 and the Company expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending before the Fourth District Court of Appeals for the State of California (instituted at the trial level on June 29, 2001) and in the 19th Civil Court of Santiago in the Republic of Chile (instituted on June 29, 2001). The Company believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders convened on May 15, 2002 and adjourned to June 6, 2002, the following matters were submitted and approved by the stockholders, with each matter receiving the number of votes indicated:

1. Election of Directors:

	Affirmative	Negative/Abstaining

Anthony R. Chase	32,282,576	253,262
Thomas A. Page	32,375,364	160,474
Susan G. Swenson	30,780,203	1,755,635
Michael B. Targoff	32,377,588	158,250

      In addition, directors whose term of office continued after the Annual Meeting are: Jill E. Barad, Thomas J. Bernard, Robert C. Dynes, Harvey P. White, Jeffrey P. Williams and Scot B. Jarvis. Subsequent to the Annual Meeting, Mr. Jarvis resigned as a director.

2. Ratification of the selection of PricewaterhouseCoopers LLP as Leap’s independent accountants for the fiscal year ending December 31, 2002:

Affirmative Votes	32,243,144
Negative Votes	265,726
Abstaining	26,968
Broker Non-Votes	0

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit

None

      (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated April 24, 2002, filed with the SEC on April 24, 2002. Item 5 reported, relating to Leap having announced earnings for the fiscal quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 14, 2002	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer, Interim Chief Financial Officer and Director
Date: August 14, 2002	By: /s/ MANFORD LEONARD Manford Leonard Vice President and Corporate Controller (Chief Accounting Officer)