Form 10-Q
period 2002-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2002-11-13
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒  No ☐

      The number of shares of registrant’s common stock outstanding on November 7 was 58,704,894.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2002

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$56,150	$242,979
Short-term investments	114,533	81,105
Restricted cash equivalents and short-term investments	38,672	27,628
Inventories	42,657	45,338
Other current assets	47,521	22,044

Total current assets	299,533	419,094
Property and equipment, net	1,205,342	1,112,284
Wireless licenses, net	729,128	718,222
Goodwill, net (Note 2)	—	26,919
Other intangible assets, net	11,679	16,694
Restricted investments	—	13,127
Deposit for wireless licenses	10,773	85,000
Other assets	65,334	59,555

Total assets	$2,321,789	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$101,333	$147,695
Amounts payable to equipment vendors (Note 2)	77,337	—
Current portion of long-term debt, including $1,511.6 million (net of discount of $40.5 million) of debt in default at September 30, 2002 (Note 2)	1,526,676	26,049
Other current liabilities	61,442	55,843

Total current liabilities	1,766,788	229,587
Long-term debt	633,118	1,676,845
Other long-term liabilities	52,621	186,023

Total liabilities	2,452,527	2,092,455

Commitments and contingencies (Notes 2 and 6)
Stockholders’ equity (deficit):
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,600,212 and 36,979,664 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	6	4
Additional paid-in capital	1,156,521	1,148,337
Unearned stock-based compensation	(1,475)	(5,138)
Accumulated deficit	(1,284,418)	(786,195)
Accumulated other comprehensive income	(1,372)	1,432

Total stockholders’ equity (deficit)	(130,738)	358,440

Total liabilities and stockholders’ equity (deficit)	$2,321,789	$2,450,895

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Service revenues	$143,561	$57,240	$415,971	$122,449
Equipment revenues	11,612	9,453	30,525	28,843

Total revenues	155,173	66,693	446,496	151,292

Operating expenses:
Cost of service	(51,534)	(27,297)	(136,937)	(57,003)
Cost of equipment	(58,603)	(53,197)	(202,777)	(116,632)
Selling and marketing	(32,719)	(32,181)	(95,636)	(70,982)
General and administrative	(38,991)	(39,290)	(135,699)	(96,691)
Depreciation and amortization	(70,342)	(33,494)	(201,205)	(68,792)
Impairment of goodwill	(26,919)	—	(26,919)	—

Total operating expenses	(279,108)	(185,459)	(799,173)	(410,100)
Gain on sale of wireless license	—	—	364	—

Operating loss	(123,935)	(118,766)	(352,313)	(258,808)
Equity in net loss of unconsolidated wireless operating company	—	(14,264)	—	(57,562)
Gain on sale of unconsolidated wireless operating company	39,518	—	39,518	—
Interest income	1,295	4,850	4,716	23,623
Interest expense	(58,379)	(44,258)	(168,528)	(123,709)
Other income (expense), net	(87)	12,541	13	14,842

Loss before income taxes	(141,588)	(159,897)	(476,594)	(401,614)
Income taxes	(1,398)	(845)	(21,629)	(2,043)

Net loss	$(142,986)	$(160,742)	$(498,223)	$(403,657)

Other comprehensive loss:
Foreign currency translation losses	(1,449)	(628)	(1,449)	(1,233)
Unrealized holding losses on investments, net	(364)	(164)	(1,355)	(37)

Comprehensive loss	$(144,799)	$(161,534)	$(501,027)	$(404,927)

Basic and diluted net loss per common share	$(3.18)	$(4.43)	$(12.51)	$(12.27)

Shares used in per share calculations:
Basic and diluted	44,920	36,310	39,819	32,909

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net cash used in operating activities	$(170,841)	$(239,899)

Investing activities:
Purchase of property and equipment	(87,429)	(132,818)
Loan to unconsolidated wireless operating company	—	(20,542)
Acquisitions, net of cash acquired	—	(2,900)
Purchase of and deposits for wireless licenses	(2,853)	(230,876)
Refund of deposits for wireless licenses	74,230	—
Proceeds from the sale of wireless license	380	—
Proceeds from sale of unconsolidated wireless operating company	22,241	—
Purchase of investments	(250,651)	(117,199)
Sale and maturity of investments	214,784	275,870
Restricted cash equivalents and investments, net	2,595	12,736
Sale and repayment of notes receivable	—	108,138
Other	—	(3,468)

Net cash used in investing activities	(26,703)	(111,059)

Financing activities:
Proceeds from long-term debt	35,897	191,782
Repayment of notes payable and long-term debt	(19,673)	(49,408)
Issuance of common stock	440	170,009
Payment of debt financing costs	(5,949)	—

Net cash provided by financing activities	10,715	312,383

Net increase (decrease) in cash and cash equivalents	(186,829)	38,575
Cash and cash equivalents at beginning of period	242,979	338,878

Cash and cash equivalents at end of period	$56,150	$300,303

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly-owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly-owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in the Cricket business or that hold assets pledged under Cricket’s vendor credit facilities are collectively referred to herein as the “Cricket Companies.” The Company has launched wireless service in 40 markets, which together constitute what the Company refers to as its “40 Market Plan.”

Note 2. Significant Events

Liquidity and Capital Resources

      The Company is highly leveraged. At September 30, 2002, the Company had debt totaling $2,159.8 million, including $1,511.6 million of debt under Cricket’s senior secured vendor credit facilities. The Company has retained UBS Warburg to assist in exploring a restructuring of the significant outstanding indebtedness of Leap and Cricket and to assist in obtaining new sources of financing for the Cricket Companies. The Company has begun restructuring discussions with informal committees of Leap’s and Cricket’s respective creditors. All of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings) have been pledged to secure the obligations of Cricket under the vendor credit facilities. In August 2002, the Company paid a purchase price adjustment to MCG PCS, Inc. (“MCG”), as ordered by an arbitrator, in connection with its acquisitions of wireless licenses in Buffalo and Syracuse by issuing 21,020,431 shares of its common stock to MCG. The issuance of these shares constituted an event of default under the vendor credit facilities. After Leap’s issuance of these shares in August 2002, the lenders under Cricket’s vendor credit facilities ceased funding new loan requests, including requests to fund interest that had previously been paid through draws under the vendor credit facilities. In early September 2002, Cricket chose not to make interest payments that were due on the loans under these vendor credit facilities, which constituted an additional event of default under the vendor credit facilities. While Cricket subsequently paid approximately $1.9 million of interest and fees due under its vendor credit facilities, Cricket remains in default under such facilities. These and other existing events of default provide the credit facility lenders with certain rights under the credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans. In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent Technologies, Inc. (“Lucent”) and Nortel Networks, Inc. (“Nortel”) have terminated their commitments under their credit agreements with Cricket, and at the request of Ericsson Credit AB (“Ericsson”), Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor credit facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. However, if they choose to exercise these rights in the future, the Company would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse impact on the Company’s business. Cricket’s default on its vendor credit facilities and the Company’s need to restructure its indebtedness and its potential need to seek protection under the federal bankruptcy laws raise substantial doubt about the Company’s ability to continue as a going concern. Because of the existing defaults under the vendor credit facilities, and because Cricket is currently unable to fully repay the amounts outstanding under such facilities and has been unable to raise new funds

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which would enable it to repay such amounts, there is substantial risk that the stock of the Cricket Companies has no value to Leap.

      If Cricket’s outstanding indebtedness under the vendor credit facilities is accelerated, and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration would constitute an event of default under the indenture governing Leap’s senior notes and senior discount notes, providing the trustee or the required note holders with the right to declare Leap’s notes to be immediately due and payable. If the notes are declared due and payable, the creditors of Leap would have claims in excess of the existing cash and other assets held by Leap. Since Leap is currently unable to fully repay the amounts outstanding under the indenture and has been unable to raise new funds which would enable it to repay such amounts, there would likely be no assets available for distribution to the stockholders of Leap if the obligations under Leap’s senior notes and senior discount notes were to be accelerated.

      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”) to Telefónica Moviles, S.A. (“Telefónica”) for cash proceeds of approximately $22.2 million for the sale of its shares and, in October 2002, also received approximately $15.8 million in proceeds for the repayment of convertible subordinated loans provided to Pegaso. Pursuant to the vendor credit facilities, approximately $25.8 million of the proceeds of the sale of Pegaso are required to be set aside or contributed to the Cricket Companies. In light of the financial condition and restructuring of Leap and its subsidiaries, Leap did not make the set asides and contributions. Leap’s failure to contribute or set aside such amounts was a breach of contract by Leap and an additional event of default under the vendor credit facilities.

      Leap was the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in the Federal Communications Commission’s (“FCC”) Auction 35. If the FCC grants these licenses to Leap, Leap would likely have an aggregate payment obligation of $350.1 million (less any amounts then on deposit with the FCC) payable within 10 business days of a public notice issued by the FCC establishing a payment deadline. Leap currently does not have sufficient cash available to purchase these licenses.

      The Company has classified the principal and interest balances outstanding under the vendor credit facilities and amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services as short-term obligations in the condensed consolidated balance sheet as of September 30, 2002, as a result of Cricket’s default of the underlying agreements. Unamortized debt discount and debt issuance costs of $46.6 million at September 30, 2002 may be subject to accelerated amortization or immediate expense if the secured vendor credit facility lenders exercise their rights, or depending on the outcome of the Company’s restructuring plan.

      Because of Cricket’s existing defaults under the vendor credit facilities, the substantial risk that the stock of the Cricket Companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, the Company recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill resulted from the Company’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.

      As of September 30, 2002, the Company tested its wireless licenses and long-lived assets for impairment. The fair value of the wireless licenses was greater than their carrying value, and therefore no impairment loss existed with regard to the wireless licenses. The undiscounted cash flows expected to be generated from the Company’s other long-lived assets over the remaining useful lives of those assets was greater than the carrying value of the assets, and therefore no impairment loss existed with regard to the other long-lived assets. Based on the current difficulties being experienced by the telecommunications and wireless industries, and depending

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the results of the Company’s restructuring, the value of the wireless licenses and other long-lived assets could be subject to material impairment losses in the future.

      Because the issuance of the MCG shares qualifies as a change in the Company’s ownership as defined under Internal Revenue Code Section 382, there will be a significant annual limitation on the Company’s ability to utilize its net operating loss and credit carryforwards. In connection with any restructuring, there is also likely to be an additional change in the Company’s ownership and further limitation on its ability to utilize its net operating loss and credit carryforwards. If a restructuring is implemented pursuant to a plan confirmed under Chapter 11 of the federal bankruptcy laws and there is a significant elimination or reduction of the Company’s outstanding indebtedness, the Company expects that it will utilize all of its net operating loss and credit carryforwards and also expects that the tax bases of its assets may be significantly reduced. If not structured to qualify as a tax-free reorganization, significant income taxes might become payable as a result of the merger of subsidiaries or the transfer of assets among subsidiaries that may occur as part of a restructuring implemented under Chapter 11 of the federal bankruptcy laws. If a restructuring is implemented outside of federal bankruptcy laws and there is a significant elimination or reduction of the Company’s outstanding indebtedness, the Company expects that significant income taxes would become payable as a result of restructuring.

      The Company received a Nasdaq Staff determination indicating that its common stock is to be de-listed from the Nasdaq National Market because Leap did not obtain stockholder approval prior to issuing 21,020,431 shares of common stock to MCG, Leap’s common stock has traded below $1.00 per share for at least 30 consecutive trading days and other factors cited by the Nasdaq Staff in its de-listing determination letter. Leap’s request for an oral hearing to appeal the Nasdaq staff determination was granted and as a result, Nasdaq has stayed the de-listing pending the hearing to be held on November 14, 2002.

Note 3.     Basis of Presentation

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and it has working capital and stockholders’ deficits as of September 30, 2002. The Company’s default on its vendor credit facilities as outlined in Note 2 and its need to restructure its indebtedness and its potential need to seek protection under the federal bankruptcy laws raise substantial doubt about the Company’s ability to continue as a going concern. The interim condensed consolidated financials statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of its financial position, results of operations, cash flows and stockholders’ equity in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company recognized its share of net earnings or losses of its foreign investee on a three-month lag.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and, through September 2002, were generally paid in advance. The Company has not historically charged fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

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

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to network infrastructure. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees to the extent time and expense are contributed to the construction effort during the construction period. The Company capitalized $2.0 million and $8.1 million of interest to property and equipment during the nine months ended September 30, 2002 and 2001, respectively.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, the Company ceased amortizing wireless license costs as the Company determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. The Company completed its transitional impairment review of its wireless licenses during the three months ended March 31, 2002 and concluded that no impairment existed at the date of adoption. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing this impairment review, which requires that separately recorded indefinite-lived intangible assets

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be combined in a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. During the three months ended March 31, 2002, the Company recorded an income tax expense of $15.9 million to increase the valuation allowance related to its net operating loss carryforwards in connection with the adoption of SFAS No. 142. Because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $1.2 million and $2.9 million for the three and nine months ended September 30, 2001.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, the Company ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, the Company had goodwill of $26.9 million resulting from its June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own. SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002 and at least annually thereafter. The Company completed its transitional impairment review of its goodwill during the three months ended March 31, 2002 and concluded that no impairment existed at the date of adoption. The Company recognized $0.4 million and $1.1 million of goodwill amortization expense for the three and nine months ended September 30, 2001, respectively. See Note 2 regarding the Company’s impairment of goodwill.

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

Recent Accounting Requirements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS No. 143 will have on its consolidated financial position or its results of operations.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but may be adopted prior to this date. The Company intends to adopt SFAS No. 145 on January 1, 2003 at which time the Company will reclassify the $4.7 million extraordinary loss on the early extinguishment of debt incurred during the year ended December 31, 2000 to other income/expense.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS No. 146 will have on its consolidated financial position or its results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Property and equipment, net:
Network infrastructure	$1,274,986	$884,786
Construction-in-progress	149,277	272,464
Leasehold improvements	9,063	8,480
Computer hardware, software and other	70,297	51,360
Furniture, fixtures and retail and office equipment	19,140	16,616

	1,522,763	1,233,706
Accumulated depreciation and amortization	(317,421)	(121,422)

	$1,205,342	$1,112,284

Other long-term liabilities:
Amounts payable to equipment vendors (Note 2)	$—	$158,268
Net deferred tax liability	44,229	22,821
Other	8,392	4,934

	$52,621	$186,023

Supplementary Information for Wireless Licenses, Goodwill and Other Intangible Assets (in thousands, except per share data):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Other intangible assets, net:
Purchased technology	$19,734	$19,627
Other	178	2,125

	19,912	21,752
Accumulated amortization	(8,233)	(5,058)

	$11,679	$16,694

      Current and expected amortization expense for other intangible assets for each of the following periods is as follows (unaudited):

For the nine months ended September 30, 2002	$4,940
Expected amortization expense for the remainder of 2002	1,646
Expected amortization expense for the years ending December 31:
2003	6,586
2004	3,161

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A reconciliation of net loss adjusted to exclude amortization expense related to goodwill and wireless licenses assuming adoption of SFAS No. 142 on January 1, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Reported net loss	$(142,986)	$(160,742)	$(498,223)	$(403,657)
Goodwill amortization	—	365	—	1,089
Wireless license amortization	—	1,195	—	2,943

Adjusted net loss	$(142,986)	$(159,182)	$(498,223)	$(399,624)

Basic and diluted net loss per common share:
Reported net loss	$(3.18)	$(4.43)	$(12.51)	$(12.27)
Goodwill amortization	—	0.01	—	0.03
Wireless license amortization	—	0.03	—	0.09

Adjusted net loss	$(3.18)	$(4.38)	$(12.51)	$(12.14)

Shares used in per share calculations:
Basic and diluted	44,920	36,310	39,819	32,909

Supplementary Cash Flow Information (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Supplementary disclosure of cash flow information:
Cash paid for interest	$20,380	$21,520
Cash paid for income taxes	—	38,419
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	199,650	349,330
Issuance of common stock related to purchase price adjustment for wireless licenses (Note 2)	8,660	—
Long-term financing to purchase wireless licenses	—	105,920
Long-term financing for auction discount voucher	—	125,274
Debt origination fees financed under long-term debt	—	1,253
Issuance of common stock to purchase wireless licenses	—	71,990

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information (in thousands):

      Basic and diluted net loss per common share were the same for the three and nine months ended September 30, 2002 and 2001, respectively. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Employee stock options	9,199	8,161	9,199	8,161
Senior and senior discount unit warrants	2,830	2,830	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	95	95	95	95

Stock Option Exchange Program

      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date at least six months and one day from the date the old options were cancelled, provided the individual was still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options was the fair market value of the Company’s common stock on the date of grant on June 19, 2002. The new options have the same vesting schedule as the old options and are exercisable as to vested shares six months after the date of grant. The Exchange Program resulted in the cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share and the granting of new stock options to purchase 683,318 shares of common stock with an exercise price of $1.58 per share.

Amendment to Stockholder Rights Plan

      In August 2002, the Company amended the Stockholder Rights Plan to permit the issuance of 21,020,431 shares of its common stock to pay a purchase price adjustment to MCG, as ordered by an arbitrator, in connection with its acquisitions of wireless licenses in Buffalo and Syracuse. See Note 2.

Employee Stock Purchase Plan

      On November 1, 2002, the Company terminated the 1998 Employee Stock Purchase Plan. On that date, 34,570 shares of common stock were available for future issuance.

Non-Qualified Deferred Compensation Plans

      In August 2002, the Company suspended all employee contributions to its non-qualified deferred compensation plans, including the Executive Retirement Plan and the 1999 Executive Officer Plan.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long-Term Debt (See Note 2 for significant events)

      Long-term debt is summarized as follows (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
12.5% senior notes, due 2010, effective interest rate of 15.8% per annum	$174,627	$169,618
14.5% senior discount notes, face amount of $668.0 million, effective interest rate of 16.3% per annum	388,190	336,283
Vendor financing agreements, net of unamortized discount of $40.5 million and $45.8 million at September 30, 2002 and December 31, 2001, respectively, weighted-average effective interest rate of 7.3% per annum at September 30, 2002 and December 31, 2001.	1,511,632	1,112,045
U. S. government financing and note payable, weighted-average effective interest rate of 9.9% per annum	84,705	84,616
Other	640	332

	2,159,794	1,702,894
Less current portion, including vendor financing of $1,511.6 million in default at September 30, 2002	(1,526,676)	(26,049)

	$633,118	$1,676,845

Vendor Financing Agreements

      Cricket has entered into purchase agreements and senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. At September 30, 2002, Cricket had $1,511.6 million of debt under the senior secured vendor credit agreements and $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. Each of the Cricket Companies is a borrower or guarantor under the vendor credit facilities of Cricket, and Cricket is currently in default under each of the vendor credit facilities.

      Events of default currently existing under the credit agreements provide the credit facility lenders with certain rights under their credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings). In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent and Nortel have terminated their commitments under their credit agreements with Cricket, and at the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. However, if they choose to exercise these rights in the future, the Company would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business.

      Lenders under Cricket’s vendor financing facilities had previously agreed to share collateral and limit total loans secured thereunder to $1,845.0 million. The obligations under the credit agreements are secured by a pledge of all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings). Borrowings under each of the credit facilities accrue interest at a rate equal to

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. If an event of default has occurred and is continuing, the administrative agent under a credit agreement, at the request of the lenders under such agreement, may restrict Cricket’s ability to choose LIBOR interest rates for outstanding borrowings. Any amount that is not paid when due under a vendor credit agreement will bear interest after the due date at the rate then applicable to base rate loans plus 2%.

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

Note 6. Commitments and Contingencies

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

      The Company was the winning bidder on 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million. NextWave Telecom, Inc. (“NextWave”), the original holder of these licenses, is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to the Company of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. The FCC has placed on public notice proposals that would allow bidders in Auction 35 to receive a refund of their funds currently on deposit with the FCC relating to Auction 35 and to elect not to purchase such licenses without incurring a financial penalty. While the Company currently believes that it will likely be able to withdraw from the commitment to purchase the licenses on which it was the successful bidder in Auction 35, there is no assurance that it will not have an obligation to purchase these licenses. If these Auction 35 wireless licenses ultimately are granted to the Company, it will likely be required to make full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. The Company currently does not have sufficient cash available to purchase these licenses. The Company cannot predict what effect any challenges before the FCC or in court to Auction 35, or to the grant of these wireless licenses to the Company specifically, will have on the Company. In February and May 2002, the FCC refunded to the Company $14.7 million and $59.5 million, respectively, of the $85.0 million deposit it had with the FCC related to Auction 35.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 7.	Investments in and Loans Receivable from Wireless Operating Company

      Through September 10, 2002, the Company owned 20.1% of the outstanding capital stock of Pegaso. In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses as the Company’s investment in and loans to Pegaso were reduced to zero on the Company’s books of account. The Company recorded equity losses from Pegaso of $14.3 million and $57.6 million during the three and nine months ended September 30, 2001, respectively.

      On September 10, 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso to Telefónica for cash proceeds of approximately $22.2 million for the sale of its shares and, in October 2002, also received approximately $15.8 million in proceeds for the repayment of convertible subordinated loans provided to Pegaso. The Company recognized a gain of $39.5 million as a result of the sale of its interests in Pegaso. The Company had guaranteed to Qualcomm Incorporated (“Qualcomm”) $33.0 million of outstanding working capital loans from Qualcomm to Pegaso. In conjunction with completing the sale, the Company satisfied its obligations under the guarantee by delivering to Qualcomm its rights under the warrants it acquired in connection with the guarantee. See Note 2.

      Condensed financial information for Pegaso is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Operating revenues	$53,030	$51,849	$154,850	$110,047
Operating expenses	(104,499)	(135,454)	(330,738)	(363,801)
Other expense, net	(43,226)	(31,536)	(118,289)	(69,158)
Foreign currency transaction gains (losses), net	(108,358)	44,228	(57,729)	36,744

Net loss	(203,053)	(70,913)	(351,906)	(286,168)
Other stockholders’ share of net loss	(203,053)	(56,649)	(351,906)	(228,606)

Company’s share of net loss	—	(14,264)	—	(57,562)

Equity in net loss of Pegaso	$—	$(14,264)	$—	$(57,562)

Note 8. Subsidiary Guarantee

      The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., both of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full and unconditional, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of September 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$25,471	$—	$30,679	$—	$56,150
Short-term investments	42,692	—	71,841	—	114,533
Restricted cash equivalents and short-term investments	28,437	—	10,235	—	38,672
Inventories	—	—	42,657	—	42,657
Other current assets	7,373	70	40,078	—	47,521

Total current assets	103,973	70	195,490	—	299,533
Property and equipment, net	13,342	351	1,191,649	—	1,205,342
Investment in and loans receivable from subsidiaries and unconsolidated wireless operating company	320,640	(393,423)	—	72,783	—
Wireless licenses, net	6,695	—	722,433	—	729,128
Other intangible assets, net	3,214	8,465	—	—	11,679
Deposit for wireless licenses	10,773	—	—	—	10,773
Other assets	20,018	27	45,289	—	65,334

Total assets	$478,655	$(384,510)	$2,154,861	$72,783	$2,321,789

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$10,634	$4,625	$109,322	$(23,248)	$101,333
Amounts payable to equipment vendors (Note 2)	—	—	77,337	—	77,337
Current portion of long-term debt, including $1,511.6 million (net of discount of $40.5 million) of debt in default (Note 2)	1,361	—	1,525,315	—	1,526,676
Other current liabilities	13,794	—	47,648	—	61,442

Total current liabilities	25,789	4,625	1,759,622	(23,248)	1,766,788
Long-term debt	570,025	—	63,093	—	633,118
Other long-term liabilities	13,579	—	39,042	—	52,621

Total liabilities	609,393	4,625	1,861,757	(23,248)	2,452,527

Stockholders’ Equity (Deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,521	730,332	1,348,061	(2,078,393)	1,156,521
Unearned stock-based compensation	(1,475)	(92)	(1,355)	1,447	(1,475)
Accumulated deficit	(1,284,418)	(1,119,375)	(1,052,911)	2,172,286	(1,284,418)
Accumulated other comprehensive income	(1,372)	—	(691)	691	(1,372)

Total stockholders’ equity (deficit)	(130,738)	(389,135)	293,104	96,031	(130,738)

Total liabilities and stockholders’ equity (deficit)	$478,655	$(384,510)	$2,154,861	$72,783	$2,321,789

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$141,746	$—	$101,233	$—	$242,979
Short-term investments	30,672	—	50,433	—	81,105
Restricted short-term investments	27,628	—	—	—	27,628
Inventories	—	—	45,338	—	45,338
Other current assets	659	—	21,385	—	22,044

Total current assets	200,705	—	218,389	—	419,094
Property and equipment, net	11,556	—	1,100,728	—	1,112,284
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	547,916	(61,660)	—	(486,256)	—
Wireless licenses, net	18,853	—	699,369	—	718,222
Goodwill, net	—	—	61,808	(34,889)	26,919
Other intangible assets, net	4,661	—	12,033	—	16,694
Restricted investments	13,127	—	—	—	13,127
Deposit for wireless licenses	85,000	—	—	—	85,000
Other assets	20,216	—	39,339	—	59,555

Total assets	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$6,794	$—	$169,197	$(28,296)	$147,695
Current portion of long-term debt	—	—	26,049	—	26,049
Other current liabilities	29,864	—	25,979	—	55,843

Total current liabilities	36,658	—	221,225	(28,296)	229,587
Long-term debt	506,233	—	1,170,612	—	1,676,845
Other long-term liabilities	703	—	185,320	—	186,023

Total liabilities	543,594	—	1,577,157	(28,296)	2,092,455

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,337	594,667	1,206,139	(1,800,806)	1,148,337
Unearned stock-based compensation	(5,138)	—	(5,138)	5,138	(5,138)
Accumulated deficit	(786,195)	(656,327)	(647,932)	1,304,259	(786,195)
Accumulated other comprehensive Income	1,432	—	1,440	(1,440)	1,432

Total stockholders’ equity (deficit)	358,440	(61,660)	554,509	(492,849)	358,440

Total liabilities and stockholders’ equity (deficit)	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended September 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$143,561	$—	$143,561
Equipment revenues	—	—	11,612	—	11,612

Total revenues	—	—	155,173	—	155,173

Operating expenses:
Cost of service	—	—	(57,866)	6,332	(51,534)
Cost of equipment	—	—	(58,603)	—	(58,603)
Selling, general and administrative	(7,408)	213	(64,515)	—	(71,710)
Depreciation and amortization	(1,500)	(1,272)	(67,570)	—	(70,342)
Impairment of goodwill	—	—	(61,806)	34,887	(26,919)

Total operating expenses	(8,908)	(1,059)	(310,360)	41,219	(279,108)

Operating loss	(8,908)	(1,059)	(155,187)	41,219	(123,935)
Equity in net loss of subsidiaries	(106,693)	(183,981)	—	290,674	—
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Interest income	620	—	675	—	1,295
Interest expense	(27,015)	—	(31,364)	—	(58,379)
Other income (expense), net	(56)	—	6,300	(6,331)	(87)

Loss before income taxes	(142,052)	(185,040)	(140,058)	325,562	(141,588)
Income taxes	(934)	—	(464)	—	(1,398)

Net loss	$(142,986)	$(185,040)	$(140,522)	$325,562	$(142,986)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended September 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$57,240	$—	$57,240
Equipment revenues	—	—	9,453	—	9,453

Total revenues	—	—	66,693	—	66,693

Operating expenses:
Cost of service	(684)	—	(29,187)	2,574	(27,297)
Cost of equipment	—	—	(53,197)	—	(53,197)
Selling, general and administrative	(9,486)	—	(61,985)	—	(71,471)
Depreciation and amortization	(1,739)	—	(31,755)	—	(33,494)

Total operating expenses	(11,909)	—	(176,124)	2,574	(185,459)

Operating loss	(11,909)	—	(109,431)	2,574	(118,766)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(141,466)	(124,446)	(14,265)	265,913	(14,264)
Interest income	3,601	—	1,249	—	4,850
Interest expense	(23,372)	—	(20,886)	—	(44,258)
Other income (expense), net	12,405	—	2,710	(2,574)	12,541

Loss before income taxes	(160,741)	(124,446)	(140,623)	265,913	(159,897)
Income taxes	(1)	—	(844)	—	(845)

Net loss	$(160,742)	$(124,446)	$(141,467)	$265,913	$(160,742)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Nine Months Ended September 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$415,971	$—	$415,971
Equipment revenues	—	—	30,525	—	30,525

Total revenues	—	—	446,496	—	446,496

Operating expenses:
Cost of service	—	—	(155,388)	18,451	(136,937)
Cost of equipment	—	—	(202,777)	—	(202,777)
Selling, general and administrative	(24,750)	53	(206,638)	—	(231,335)
Depreciation and amortization	(4,299)	(2,544)	(194,362)	—	(201,205)
Impairment of goodwill	—	—	(61,806)	34,887	(26,919)

Total operating expenses	(29,049)	(2,491)	(820,971)	53,338	(799,273)
Gain on sale of wireless license	364	—	—		364

Operating loss	(28,685)	(2,491)	(374,475)	53,338	(352,313)
Equity in net loss of subsidiaries	(380,263)	(452,877)	—	833,140	—
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Interest income	2,615	—	2,101	—	4,716
Interest expense	(79,577)	—	(88,951)	—	(168,528)
Other income (expense), net	(54)	—	18,518	(18,451)	13

Loss before income taxes	(485,964)	(455,368)	(403,289)	868,027	(476,594)
Income taxes	(12,259)	—	(9,370)	—	(21,629)

Net loss	$(498,223)	$(455,368)	$(412,659)	$868,027	$(498,223)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Nine Months Ended September 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$122,449	$—	$122,449
Equipment revenues	—	—	28,843	—	28,843

Total revenues	—	—	151,292	—	151,292

Operating expenses:
Cost of service	(684)	—	(61,867)	5,548	(57,003)
Cost of equipment	—	—	(116,632)	—	(116,632)
Selling, general and administrative	(21,936)	—	(145,737)	—	(167,673)
Depreciation and amortization	(2,282)	—	(66,510)	—	(68,792)

Total operating expenses	(24,902)	—	(390,746)	5,548	(410,100)

Operating loss	(24,902)	—	(239,454)	5,548	(258,808)
Equity in net loss of subsidiaries and unconsolidated wireless operating company	(333,547)	(270,091)	(57,562)	603,638	(57,562)
Interest income	12,147	—	11,476	—	23,623
Interest expense	(72,833)	—	(50,876)	—	(123,709)
Other income (expense), net	15,987	—	4,403	(5,548)	14,842

Loss before income taxes	(403,148)	(270,091)	(332,013)	603,638	(401,614)
Income taxes	(510)	—	(1,533)	—	(2,043)

Net loss	$(403,658)	$(270,091)	$(333,546)	$603,638	$(403,657)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Nine Months Ended September 30, 2002 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(55,546)	$—	$(115,295)	$—	$(170,841)

Investing activities:
Purchase of property and equipment	(4,785)	—	(82,644)	—	(87,429)
Investment in and loans to subsidiaries	(127,510)	(121,114)	—	248,624	—
Purchase of and deposits for wireless licenses	(3,669)	—	816	—	(2,853)
Refund of deposit for wireless licenses	74,230	—	—	—	74,230
Proceeds from the sale of wireless licenses	380	—	—	—	380
Proceeds from the sale of unconsolidated wireless operating company	22,241	—	—		22,241
Purchase of investments	(114,602)	—	(136,049)	—	(250,651)
Sale and maturity of investments	92,972	—	121,812	—	214,784
Restricted cash equivalents and investments, net	12,830	—	(10,235)	—	2,595
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(41,452)	(121,114)	(112,761)	248,624	(26,703)

Financing activities:
Proceeds from long-term debt	—	—	35,897	—	35,897
Repayment of note payable and long-term debt	(19,717)	—	44	—	(19,673)
Parent’s investment	—	121,114	127,510	(248,624)	—
Issuance of common stock	440	—	—	—	440
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(19,277)	121,114	157,502	(248,624)	10,715

Net decrease in cash and cash equivalents	(116,275)	—	(70,554)	—	(186,829)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$25,471	$—	$30,679	$—	$56,150

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Nine Months Ended September 30, 2001 (unaudited, in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$308,805	$—	$(548,704)	$—	$(239,899)

Investing activities:
Purchase of property and equipment	(4,878)	—	(127,940)	—	(132,818)
Investment in and loans to unconsolidated wireless operating company	(100,542)	—	—	80,000	(20,542)
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of wireless licenses	(230,876)	—	—	—	(230,876)
Purchase of investments	(14,901)	—	(102,298)	—	(117,199)
Sale and maturity of investments	18,285	—	257,585	—	275,870
Restricted cash equivalents and investments, net	12,736	—	—	—	12,736
Sale and repayment of note receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	(324,430)	—	133,371	80,000	(111,059)

Financing activities:
Proceeds from long-term debt	—	—	191,782	—	191,782
Repayment of long-term debt	(49,408)	—	—	—	(49,408)
Parent’s investment	—	—	80,000	(80,000)	—
Issuance of common stock	170,009	—	—	—	170,009

Net cash provided by (used in) financing activities	120,601	—	271,782	(80,000)	312,383

Net increase (decrease) in cash and cash equivalents	104,976	—	(143,551)	—	(38,575)
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$211,480	$—	$88,823	$—	$300,303

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The words “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Leap refers to Leap Wireless International, Inc. Cricket Communications, Inc. is Leap’s subsidiary that operates the Cricket business and is referred to herein as “Cricket.” Cricket and the subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s vendor credit facilities are collectively referred to herein as the “Cricket Companies.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2002 population estimates provided by Claritas Inc.

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

      Except for the historical information contained herein, this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Forward-looking statements in this report are based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ from the forward-looking statements include, but are not limited to:

•	a deterioration of Cricket’s relationships with its equipment vendors and related lenders, including actions that may be taken by creditors to exercise their remedies with respect to indebtedness of which Leap or its subsidiaries are in default;

•	the potential restructuring of the significant outstanding indebtedness of Leap and its subsidiaries, and the impacts on Leap and its business and capitalization of any such restructuring, including potential loss of all value in Leap common stock held by existing stockholders;

•	the unsettled nature of the wireless market, the current economic slowdown, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, other issues facing the telecommunications industry in general, and our announcement of restructuring discussions, which have created a level of uncertainty that adversely affects our ability to predict future customer growth, as well as other key operating metrics;

•	changes in economic conditions which could adversely affect the market for wireless services;

•	the acceptance of our product offering by our target customers;

•	the effects of actions beyond our control in our distribution network;

•	our ability to retain customers;

•	rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses or impacting our rights and obligations to acquire the licenses on which Leap was the winning bidder in the FCC’s broadband PCS auction completed in January 2001 (Auction 35), or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to access capital markets;

•	changes in our credit ratings;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition;

•	failure of network systems to perform according to expectations;

•	the effects of competition;

•	technological challenges in developing wireless information services and customer acceptance of such services if developed;

•	the impacts on the global and domestic economies and the financial markets of recent terrorist activities;

•	the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility; and

•	other factors detailed in the section entitled “Risk Factors” included in this Report.

      The forward-looking statements should be considered in the context of these risk factors. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

      Leap and the Cricket Companies are highly leveraged. At September 30, 2002, we had debt totaling $2,159.8 million, including $1,511.6 million of debt under Cricket’s senior secured vendor credit facilities. Each of the Cricket Companies is a borrower or guarantor under the senior secured vendor credit facilities of Cricket, and Cricket is currently in default under the vendor credit facilities because it has failed to pay interest and has failed to comply with other covenants under those facilities. Cricket’s obligations under the vendor credit facilities are secured by a pledge of all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). We have retained UBS Warburg to assist in exploring a restructuring of the significant outstanding indebtedness of Leap and Cricket and to assist in obtaining new sources of financing for the Cricket Companies. Leap and Cricket have begun restructuring discussions with informal committees of their respective creditors.

      Leap conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. The Cricket Companies operate together as a wireless communications carrier that provides innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product. The Cricket Companies generally seek to address a much broader population segment than traditional wireless providers have addressed to date. In the U.S., we are offering wireless service under the brand “Cricket®.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to use and understand as, and is a competitive mobile alternative to, traditional landline service. In each of its markets, Cricket is deploying 100% digital, Code Division Multiple Access, or CDMA, networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. CDMA technology, when combined with our efforts to streamline operation and distribution, allows Cricket to be a low-cost provider of wireless services in each of its markets.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. Through September 2002, Cricket customers paid in advance for each month’s service from a simple, straightforward bill. Commencing in October 2002, we no longer include a first month of service with the handset purchase and new Cricket customers pay for their service in arrears. Because we recognize revenues for customers who pay in arrears only when received, we do not record a reserve for bad debt for service revenues. The simplicity of the Cricket service allows Cricket to sustain lower operating costs per customer compared to traditional wireless providers. Cricket’s networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that Cricket’s per minute network operating costs are the lowest, or among the lowest, incurred by traditional wireless providers.

      We continue to focus on enhancing our Cricket service with new products and services designed to meet the needs of our growing customer base. We have expanded our competitively priced long distance offers by introducing Canadian long distance. We have also introduced Spanish language marketing and advertising campaigns, Spanish directory assistance and Spanish language billing as part of our ongoing focus on the growing Hispanic market. In June and July 2002, we launched unlimited inter-carrier text messaging in all 40 of our markets. In August 2002, we launched a new service named “Cricket Talk,” that bundles certain features, a number of long distance minutes and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions.

      As of September 30, 2002, Cricket offered service in 40 markets covering a total population of approximately 25.4 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs,” and make up all of the markets that we refer to as our “40 Market Plan.” As of September 30, 2002, Cricket had approximately 1,497,000 customers in its markets across the U.S. Through September 30, 2002, we had incurred approximately $1,450.6 million of capital expenditures for our Cricket business. As of September 30, 2002, we had acquired wireless licenses covering approximately 53.5 million potential customers in 33 states. In addition, Leap was the winning bidder for 22 wireless licenses with an aggregate purchase price of $350.1 million, covering approximately 24.1 million potential customers, in an FCC auction that was completed in January 2001, referred to as Auction 35. Leap currently does not have sufficient cash available to purchase these licenses. NextWave Telecom Inc., the original holder of these licenses, is a party to litigation against the federal government challenging the validity of the auction and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. The FCC has placed on public notice proposals that would allow bidders in Auction 35 to receive a refund of their funds currently on deposit with the FCC relating to Auction 35 and to elect not to purchase such licenses without incurring a financial penalty. While we currently believe that we will likely be able to withdraw from the commitment to purchase the licenses on which we were the successful bidder in Auction 35, we cannot assure you that we will not have an obligation to purchase these licenses. We cannot predict what effect any challenges before the FCC or in court to Auction 35, or to the grant of these wireless licenses to us specifically, will have on us.

      In August 2002, Leap paid a purchase price adjustment to MCG PCS, Inc., as ordered by an arbitrator, in connection with acquisitions of wireless licenses in Buffalo and Syracuse by issuing approximately 21 million shares of its common stock. The issuance of these shares constituted an event of default under Cricket’s vendor credit facilities. After issuance of these shares, the lenders under Cricket’s vendor credit facilities ceased funding new loan requests, including requests to fund interest payments that previously had been financed through draws under the credit facilities. In early September 2002, Cricket chose not to make interest payments that were due on the loans under these facilities, which constituted an additional event of default under the vendor credit facilities. While Cricket subsequently paid approximately $1.9 million of interest and fees due under its vendor credit facilities, Cricket remains in default under such facilities. These and other existing events of default provide the credit facility lenders with certain rights under their credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent Technologies Inc. and Nortel Networks Inc. have terminated their commitments under their credit agreements with Cricket. At the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. However, if they choose to exercise these rights in the future, Leap and Cricket would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business. Cricket’s default on its vendor credit facilities and our need to restructure our indebtedness and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern. There is also substantial risk that the stock of the Cricket Companies has no value to Leap and that there would likely be no assets available for distribution to the stockholders of Leap if the obligations under Leap’s senior notes and senior discount notes were to be accelerated. However, we believe that the value of the Cricket Companies’ business is higher than the value of the Cricket Companies’ assets in liquidation. We currently expect to restructure Cricket’s indebtedness and capital structure in a manner that would allow the Cricket Companies to emerge from the restructuring with significantly reduced indebtedness and the ability to continue as a stronger business offering high quality, affordable wireless service to customers and good opportunities for its employees. No restructuring agreement has been reached, however, and we cannot provide assurance that such an agreement will be reached on terms that are acceptable to all of the parties involved. See “— Liquidity and Capital Resources,” and “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business” and “— Leap and Cricket Have Commenced Restructuring Discussions with Their Respective Lenders, and a Restructuring Is Likely to Have a Material Adverse Impact on the Value of Interests in Leap.”

      We have classified the principal and interest balances outstanding under the vendor credit facilities and amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services as short-term obligations in the condensed consolidated balance sheet as of September 30, 2002, as a result of Cricket’s default on the underlying agreements. Unamortized debt discount and debt issuance costs of $46.6 million at September 30, 2002 may be subject to accelerated amortization or immediate expense if the secured vendor credit facility lenders exercise their rights or depending on the outcome of Leap’s and Cricket’s restructuring negotiations.

      Because of Cricket’s existing defaults under the vendor credit facilities, the substantial risk that the stock of the Cricket Companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill resulted from Leap’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.

      As of September 30, 2002, we tested our wireless licenses and long-lived assets for impairment. The fair value of the wireless licenses was greater than their carrying value, and therefore no impairment loss existed with regard to the wireless licenses. The undiscounted cash flows expected to be generated from our other long-lived assets over the remaining useful lives of those assets was greater than the carrying value of the assets, and therefore no impairment loss existed with regard to the other long-lived assets. Based on the current difficulties being experienced by the telecommunications and wireless industries, and depending on the outcome of our restructuring, the value of the wireless licenses and other long-lived assets could be subject to material impairment losses in the future.

      Because the issuance of the MCG shares qualifies as a change in our ownership as defined under Internal Revenue Code Section 382, there will be a significant annual limitation on our ability to utilize our net operating loss and credit carryforwards. In connection with any restructuring, there is also likely to be an additional change in the Company’s ownership and further limitation on our ability to utilize our net operating loss and credit carryforwards. If a restructuring is implemented pursuant to a plan confirmed under Chapter 11 of the federal bankruptcy laws and there is a significant elimination or reduction of our outstanding indebtedness, we expect that we will utilize all of our net operating loss and credit carryforwards and also expect that the tax bases of our assets may be significantly reduced. If not structured to qualify as a tax-free reorganization, significant income taxes may become payable as a result of the merger of subsidiaries or the transfer of assets among subsidiaries that may occur as part of a restructuring implemented under Chapter 11 of the federal bankruptcy laws. If a restructuring is implemented outside of federal bankruptcy laws and there is a significant elimination or reduction of our outstanding indebtedness, we expect that significant income taxes would become payable as a result of restructuring.

      Leap received a Nasdaq Staff determination indicating that its common stock is to be de-listed from the Nasdaq National Market because Leap did not obtain stockholder approval prior to issuing 21,020,431 shares of common stock to MCG, Leap’s common stock has traded below $1.00 per share for at least 30 consecutive trading days and other factors cited by the Nasdaq Staff in its de-listing determination letter. Leap’s request for an oral hearing to appeal the Nasdaq staff’s determination was granted and as a result, Nasdaq has stayed the de-listing pending the hearing to be held on November 14, 2002. See “Risk Factors — Leap Received a Nasdaq Staff Determination Indicating that Its Common Stock Is To Be De-Listed from the Nasdaq National Market.”

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

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and, through September 2002, were generally paid in advance. We have not historically charged fees for the initial activation of service. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. We record an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

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

      In August 2002, we launched a new service that bundles certain features, a number of long distance minutes and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Beginning in November 2002, this new bundled service offering requires new customers to maintain active Cricket service for 12 months or be subject to an early termination fee. Commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. Because we recognize revenues for customers who pay in arrears only after payment is received, we do not record a reserve for bad debt for service revenues. We also currently charge customers for activation fees and service plan changes. Revenues from these fees are deferred and recorded to revenue over the average life for those customers. Direct costs associated with customer activations are expensed as incurred.

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. Upon adoption, we ceased amortizing wireless license costs as we determined that these assets meet the definition of indefinite-lived intangible assets under SFAS No. 142. Wireless licenses, net, totaled $718.2 million at January 1, 2002. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carryforwards in connection with the adoption of SFAS No. 142. Because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets. Wireless license amortization was $1.2 million and $2.9 million for the three and nine months ended September 30, 2001, respectively.

      SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. During the three months ended March 31, 2002, we completed our transitional impairment review of our wireless licenses and concluded that no impairment existed at the date of adoption. We adopted Emerging Issues Task Force Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing this impairment review, which requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. As of September 30, 2002, we tested our wireless licenses for impairment. The fair values of the wireless licenses were greater than their carrying value, and therefore no impairment loss was recognized. Based on the current difficulties being experienced by the telecommunications and wireless industries, and depending on the results of our restructuring, the value of the wireless licenses could be subject to material impairment losses in the future.

Goodwill

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, we ceased amortization of goodwill effective January 1, 2002. As of January 1, 2002, we had goodwill of $26.9 million resulting from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings, Inc. that we did not already own. Goodwill amortization was $0.4 million and $1.1 million for the three and nine months ended September 30, 2001.

      SFAS No. 142 requires goodwill to be tested for impairment as of January 1, 2002 and at least annually thereafter. During the three months ended March 31, 2002, we completed our transitional impairment review of our goodwill and concluded that no impairment existed at the date of adoption. Because of Cricket’s existing defaults under the vendor credit facilities, the substantial risk that the stock of the Cricket Companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We have not yet determined the impact that the adoption of SFAS No. 143 will have on our consolidated financial position or our results of operations.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. We will adopt SFAS No. 145 on January 1, 2003, at which time we will reclassify the $4.7 million extraordinary loss on the early extinguishment of debt incurred during the year ended December 31, 2000 to other income/ expense.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We will adopt SFAS No. 146 on January 1, 2003. We have not yet determined the impact that the adoption of SFAS No. 146 will have on our consolidated financial position or our results of operations.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

      At September 30, 2002, customers of our Cricket service increased to approximately 1,497,000, compared to approximately 724,000 at September 30, 2001. During the three months ended September 30, 2002, gross and net customer additions were approximately 246,000 and 45,000, respectively, compared to approximately 301,000 and 252,000, respectively, during the three months ended September 30, 2001. During the three months ended September 30, 2002, we continued aggressive win back programs pursuant to which we provided up to a free month of service to former customers with profiles showing them as good reactivation candidates. These programs encourage former customers to return to our network. While our experience with these programs in the past has shown that these customers are less likely to stay on our network on a long-term basis than new customers, we have implemented new loyalty incentive programs that we expect will improve their long-term retention. These programs include additional incentives over time and additional direct contact with the customer. We believe that the win back programs are positive contributors to both customer growth and EBITDA. During the nine months ended September 30, 2002, gross and net customer additions were approximately 895,000 and 377,000, respectively, compared to approximately 645,000 and 532,000, respec-

tively, during the nine months ended September 30, 2001. During the three months ended March 31, 2002, we launched network service in Buffalo, New York, completing the launch of all markets under our 40 Market Plan and bringing the total potential customers (POPs) covered by Cricket networks to 25.4 million. During the three months ended September 30, 2001, we launched network service in Fayetteville, Arkansas, Boise, Idaho, Dayton, Ohio, Phoenix, Arizona and Denver, Colorado for a total of 25 markets in service.

      During the nine months ended September 30, 2002, we experienced slower customer growth rates than planned, which we believe was due in large part to the current economic slowdown, increased competition, and the concerns over the potential negative outcomes of our announcement of and participation in restructuring discussions. Furthermore, in conjunction with efforts to restructure our indebtedness, we expect to focus on the conservation of cash resources, which may have a negative impact on customer growth rates. Other carriers have also reported slower customer growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly lower prices which may compete with the Cricket predictable and virtually unlimited calling plan. These competitive plans appear to be promotional in nature and our competitors generally appear to be moving back to higher pricing. However, the trend towards lower pricing across the industry has continued and may continue to impact the Cricket service differentiation. In August 2002, we launched a new service named “Cricket Talk” that bundles certain features, a number of long distance minutes and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Customer acceptance by both new and existing customers who have migrated to this offer has been strong. We expect this new bundled service offering will represent a significant portion of our gross customer additions in the future.

      Earlier this year, during the second quarter of 2002, cost per gross customer addition (CPGA) increased to $316 from $246 in the first quarter of 2002, and the rate of customer churn increased to 4.6% from 3.2% in the first quarter of 2002. The increase in our CPGA was influenced by factors such as higher selling and marketing expenses, increased sales incentives and lower gross customer additions, (due in part to the slow down in the economy), increased price competition described above and the removal of potentially fraudulent customers from our customer base. The removal of potentially fraudulent customers from our customer base also impacted CPGA because we deduct customers who do not make payment on their first monthly bill from our gross customer additions and, as a result, we incur the loss on the sale of a handset without an offsetting gross customer addition. We experienced continuing improvement in the reduction of potentially fraudulent customers during the third quarter of 2002.

      During the third quarter of 2002, CPGA decreased to $312 from $316 in the second quarter of 2002, and the rate of customer churn decreased to 4.5% from 4.6% in the second quarter of 2002. The decrease in CPGA was primarily due to a decrease in the equipment subsidy associated with gross customer additions, influenced by factors such as increases in the selling prices of handsets, increased sales of high-end handsets, and a decrease in the number of customers who did not make payment of their first monthly bill, offset by the effect of a similar level of selling and marketing expenses as incurred in the prior quarter with lower gross customer additions. We are addressing the increase in CPGA and customer churn over the levels we generally experienced prior to the second quarter of 2002 by revising our advertising and messaging strategies, introducing our new Cricket Talk service plan that we believe improves the competitive value of our service offering, modifying our payment terms to eliminate the month of service previously included in the purchase of a handset, increasing incentive programs to improve customer loyalty and making some changes to our distribution strategies.

      During the three and nine months ended September 30, 2002, we generated $143.6 million and $416.0 million in service revenues and $11.6 million and $30.5 million in equipment revenues, respectively, compared to $57.2 million and $122.4 million in service revenues and $9.5 million and $28.8 million in equipment revenues, respectively, in the corresponding periods of the prior year. The increase in service revenues over the corresponding periods of the prior year related primarily to the increase in our customer base, the expansion of network service to additional markets in the U.S., and the launch of our new bundled service plan in August 2002. Service revenues during the three months ended September 30, 2002 decreased compared to the prior quarter due primarily to billing credits related to existing customers migrating to Cricket

Talk, and an increase in customer sales incentives that contain a minimum service requirement and are recorded as a reduction in service revenues. After an initial transition period that includes the effect of our change from a pay in advance to a pay in arrears service, we expect our revenue per customer will increase in the future due to the new bundled service plan.

      Although gross customer additions decreased during the third quarter of 2002 compared to the prior quarter and the corresponding period of the prior year, equipment revenues increased, in part due to increases in the selling prices of handsets and increased sales of high-end handsets, offset by increased sales incentives to customers. For the nine months ended September 30, 2002, the increase in equipment revenues over the corresponding period of the prior year related primarily to the increase in gross customer additions, offset by competitive pressures reducing the average price for which we sell handsets to new customers as well as increased incentives offered to our dealers and distributors.

      During the three and nine months ended September 30, 2002, we incurred $51.5 million and $136.9 million in cost of service and $58.6 million and $202.8 million in cost of equipment, respectively, compared to $27.3 million and $57.0 million in cost of service and $53.2 million and $116.6 million in cost of equipment, respectively, in the corresponding periods of the prior year. The increase in cost of service over the corresponding periods of the prior year related to the expansion of network service to additional markets in the U.S. and a corresponding increase in our customer base. Also during the three months ended September 30, 2002, we recorded additional expenses of approximately $5.8 million for network software maintenance fees. Furthermore, we incurred increased costs related to a significant increase in the number of long-distance minutes used by our Cricket Talk customers. We expect our costs of service to increase in the future due to the new bundled service plan, which generally results in higher levels of long distance minute usage. The increase will vary depending upon the actual level of long distance used under this service offering. Although gross customer additions decreased, cost of equipment increased during the three months ended September 30, 2002 compared to the corresponding period of the prior year, primarily due to increased sales of higher priced handsets. The increase in cost of equipment during the nine months ended September 30, 2002 compared to the corresponding period of the prior year primarily related to increased gross customer additions, the impacts of the occurrence of fraud in the first and second quarters of 2002 and an increase in the number of customers who did not make payment of their first monthly bill. During the three and nine months ended September 30, 2002, $44.1 million and $159.3 million of our losses on handset sales were to acquire new customers, respectively, compared to $42.1 million and $83.8 million in the corresponding periods of the prior year.

      Selling and marketing expenses were $32.7 million and $95.6 million for the three and nine months ended September 30, 2002, respectively, compared to $32.2 million and $71.0 million in the corresponding periods of the prior year. Although we experienced slower customer growth, selling and marketing expenses remained relatively flat during the three months ended September 30, 2002 compared to the corresponding period of the prior year as we supported our customer acquisition efforts and new service offerings. The increase in selling and marketing expenses for the nine months ended September 30, 2002 was due primarily to increased gross customer additions compared to the corresponding period of the prior year. For the three and nine months ended September 30, 2002, $32.7 million and $95.4 million of selling and marketing expenses were to acquire new customers, respectively, compared to $31.2 million and $68.7 million in the corresponding periods of the prior year. Selling and marketing expenses consisted primarily of advertising, promotion and public relations and related payroll expenses. As part of our efforts to restructure our indebtedness, we expect to focus on the conservation of cash resources, which will likely result in reductions to selling and marketing expenses.

      General and administrative expenses were $39.0 million and $135.7 million for the three and nine months ended September 30, 2002, respectively, compared to $39.3 million and $96.7 million in the corresponding periods of the prior year. The increase in general and administrative expenses for the nine months ended September 30, 2002 was due primarily to increased personnel and other expenses associated with the operation of additional markets compared to the corresponding period of the prior year, partially offset by reductions in force and our cost reduction efforts in 2002 to align our costs with slower customer growth. These reductions in expenses helped our general and administrative expenses to remain relatively flat for the three months ended September 30, 2002 compared to the corresponding period of the prior year. Our Chief Executive Officer and our President and Chief Operating Officer also voluntarily reduced their salaries by an average of approximately 35%, and we have suspended the payments for split-dollar life insurance on the life of our Chief Executive Officer which have previously been paid by us. Our rights to receive a return of premiums previously paid have not been affected by such suspension. General and administrative expenses consisted primarily of customer service and billing expenses, corporate costs and expenses such as administration, human resources, legal, government relations, information technology, accounting and finance, business development, and related expenses. We expect that significant legal, financial advisory services and other expenses related to our restructuring efforts will be incurred during the next two quarters and will offset recent cost reductions.

      Earlier this year, during the three months ended March 31, 2002, we experienced a significant increase in the occurrence of fraud, which has been an issue in the wireless industry, over that experienced in the preceding year. The three types of fraud that have affected our business are credit card fraud, subscription fraud and distribution fraud. With the exception of some normal delays in the reporting of credit card misuse, which are not material, we believe that the financial costs of these activities are reflected in our financial results for the applicable period.

      We believe we significantly reduced fraudulent activity after taking aggressive steps to implement processes, systems and controls designed to detect fraud and screen out customers and dealers who engage in fraudulent activity. As a result of fraud, we experienced a negative impact on our calculated ARPU and CPGA during the six months ended June 30, 2002, and we experienced a negative impact on our customer churn during the six months ended June 30, 2002.

      Depreciation and amortization was $70.3 million and $201.2 million for the three and nine months ended September 30, 2002, respectively, compared to $33.5 million and $68.8 million in the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of equipment in service compared to the corresponding periods of the prior year. We adopted SFAS No. 142 on January 1, 2002. Accordingly, amortization of goodwill and wireless licenses ceased as of that date. These assets will be subject to periodic impairment tests. Amortization of goodwill and wireless licenses totaled $1.6 million and $4.0 million for the three and nine months ended September 30, 2001, respectively. We expect depreciation expense will continue to increase in the future as our network construction expenditures, recorded as construction-in-progress, are placed in service and as we incur additional capital expenditures to improve the coverage and capacity of our networks in markets under our 40 Market Plan.

      Because of Cricket’s existing defaults under the vendor credit facilities, the substantial risk that the stock of the Cricket Companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill resulted from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      In the fourth quarter of 2001, Leap discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses, as the carrying amount of its investment in and loans to Pegaso had been reduced to zero. During the three and nine months ended September 30, 2001, Leap’s equity share in the net loss of unconsolidated wireless operating company was $14.3 million and $57.6 million, respectively, and related only to Pegaso. In September 2002, Leap completed the sale of its 20.1% interest in Pegaso to Telefónica Moviles, S.A. and recognized a gain of $39.5 million.

      Interest income was $1.3 million and $4.7 million for the three and nine months ended September 30, 2002, respectively, compared to $4.9 million and $23.6 million in the corresponding periods of the prior year. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continued to incur operating losses and negative cash flows from operations and capital expenditures.

      Interest expense was $58.4 million and $168.5 million for the three and nine months ended September 30, 2002, respectively, compared to $44.3 million and $123.7 million in the corresponding periods of the prior year. The increase in interest expense primarily related to increased vendor financing for the expansion of our wireless networks.

      Income tax expense was $1.4 million and $21.6 million for the three and nine months ended September 30, 2002, respectively, compared to $0.8 million and $2.0 million in the corresponding periods of the prior year. The increase in income tax expense related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carryforwards in connection with the adoption of SFAS No. 142.

Liquidity and Capital Resources

      Both Leap and the Cricket Companies are highly leveraged. At September 30, 2002, Leap and its subsidiaries had debt totaling $2,159.8 million, including $1,511.6 million of debt under Cricket’s vendor credit facilities, net of unamortized discounts. Leap and Cricket have retained UBS Warburg to assist them in exploring a restructuring of the significant outstanding indebtedness of Leap and Cricket and to assist in obtaining new sources of financing for the Cricket Companies. Leap and Cricket have begun restructuring discussions with informal committees of their respective creditors. All of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.) have been pledged to secure the obligations of Cricket under the vendor credit facilities, and Cricket is in default under its vendor credit facilities. In August 2002, Leap paid a purchase price adjustment to MCG PCS, Inc., as ordered by an arbitrator, in connection with acquisitions of wireless licenses in Buffalo and Syracuse by issuing approximately 21 million shares of its common stock. The issuance of these shares constituted an event of default under Cricket’s vendor credit facilities. After Leap’s issuance of these shares in August 2002, the lenders under Cricket’s vendor credit facilities ceased funding new loan requests, including requests to fund interest payments that previously had been financed through draws under the credit facilities. In early September 2002, Cricket chose not to make interest payments that were due on the loans under these facilities, which constituted an additional event of default under the vendor credit facilities. While Cricket subsequently paid approximately $1.9 million of interest and fees due under its vendor credit facilities, Cricket remains in default under such facilities. These and other existing events of default provide the credit facility lenders with certain rights under the credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans, which include all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent and Nortel have terminated their commitments under their credit agreements. At the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. However, if they choose to exercise these rights in the future, Leap and Cricket would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business. Cricket’s default on its vendor credit facilities and our need to restructure our indebtedness and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern. Because of the existing defaults under the vendor credit facilities, and because Cricket is currently unable to fully repay the amounts outstanding under such facilities and has been unable to raise new funds which would enable it to repay such amounts, there is substantial risk that the stock of the Cricket Companies has no value to Leap. If Cricket’s outstanding indebtedness under the vendor credit facilities is accelerated, and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration will constitute an event of default under the indenture governing Leap’s senior notes and senior discount notes, providing the trustee or the required note holders with the right to declare Leap’s notes to be immediately due and payable. If the notes are declared due and payable, the creditors of Leap would have claims in excess of the existing cash and other assets held by Leap. Since Leap is currently unable to fully repay the amounts outstanding under the indenture and has been unable to raise new funds which would enable it to repay such amounts, there would likely be no assets available for distribution to the stockholders of Leap if the obligations under Leap’s senior notes and senior discount notes were to be accelerated.

      Because of Leap’s and Cricket’s pending restructuring discussions, the defaults existing under Cricket’s vendor credit facilities and the high levels of debt outstanding at both the Leap and Cricket levels, we have presented liquidity and capital resources information for each of Leap and Cricket separately below, rather than on a consolidated basis.

Leap

      As of September 30, 2002, Leap had available a total of approximately $69.0 million in unrestricted cash, cash equivalents and short-term investments. In addition, Leap had $10.8 million on deposit with the FCC for the purchase of wireless licenses, and restricted cash equivalents and investments of $28.4 million as of September 30, 2002, consisting primarily of U.S. government debt securities that have been pledged to provide for the payment of scheduled interest payments on Leap’s senior notes through April 2003.

      In September 2002, Leap completed the sale of its 20.1% interest in Pegaso to Telefónica Moviles S.A. At the closing, Leap received cash proceeds of approximately $22.2 million for the sale of its shares and, in October 2002, also received approximately $15.8 million of additional cash from a loan repayment related to the sale. In connection with the sale, Leap was released from its obligations under a $33 million guarantee by delivering to Qualcomm its rights under the warrants that it acquired in connection with the guarantee. Under the vendor credit facilities, Leap is obligated to set aside or contribute to the Cricket Companies approximately $25.8 million of the proceeds from the sale of Pegaso. In light of the financial condition and expected restructuring of Leap and Cricket, however, Leap did not make the set asides and contributions and instead retained such funds at Leap. Leap’s failure to contribute or set aside such amounts was a breach of contract by Leap and an additional event of default under Cricket’s vendor credit facilities.

      Effective October 26, 2002, all Leap employees were transferred to Cricket because they spend a majority of their time supporting the Cricket business. In the future, a portion of their costs will be allocated to Leap. Leap currently expects to incur approximately $3.4 million for general corporate overhead and other expenses in the fourth quarter of 2002 and each subsequent quarter in which the restructuring continues. These expenses cannot be funded from existing or future cash flows from Cricket because of vendor loan covenants.

      At September 30, 2002, Leap had $225 million ($174.6 million net of discount) of principal outstanding under its 12.5% senior notes and approximately $468.1 million ($388.2 million net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes, and $9.9 million ($8.6 million net of discount) of notes payable. Interest on the senior notes is payable semi-annually. Accrued and unpaid interest under Leap’s senior notes is to be paid through April 2003 from restricted investments established at the time the senior notes were issued. Commencing in October 2003, semi-annual cash interest payments on the outstanding senior notes will be $14.1 million per period. The senior discount notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005.

      Leap is currently in discussions with its creditors regarding restructuring its significant outstanding indebtedness. Leap may not be successful in these efforts. See “Risk Factors — Leap and Cricket Have Commenced Restructuring Discussions with Their Respective Lenders, and a Restructuring Is Likely to Have a Material Adverse Impact on the Value of Interests in Leap.” As described above, Cricket is currently in default under its vendor credit facilities. If Cricket’s outstanding indebtedness under the vendor credit facilities is accelerated, and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration will be a default under the indenture governing Leap’s senior notes and senior discount notes, providing the trustee or the required note holders with the right to declare Leap’s notes to be immediately due and payable. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

      Leap has a $35.0 million promissory note receivable from its sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against Leap and its wholly-owned subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breaches of the representations and warranties is the principal and interest under the note. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending in both Chile and the U.S. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims. Leap believes that the ultimate outcome of this matter will not have a material adverse effect on Leap’s consolidated financial position or results of operations.

      Leap was the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in the FCC’s Auction 35. If the FCC grants these licenses to Leap, Leap would likely have an aggregate payment obligation of $350.1 million (less any amounts then on deposit with the FCC) payable within 10 business days of a public notice issued by the FCC establishing a payment deadline. Leap currently does not have sufficient cash available to purchase these licenses. The grant of these licenses to Leap has been substantially delayed by the NextWave litigation. If the FCC is able to complete the sale of these wireless licenses to Leap, and Leap is unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, Leap may not purchase some or all of the wireless licenses, which may result in the forfeiture of its deposit, potential liability for damages and other administrative penalties imposed by the FCC. The FCC has placed on public notice proposals that would allow bidders in Auction 35 to receive a refund of their funds currently on deposit with the FCC relating to Auction 35 and to elect not to purchase such licenses without incurring a financial penalty. While we currently believe that we will likely be able to withdraw from the commitment to purchase the licenses on which we were the successful bidder in Auction 35, we cannot assure you that we will not have an obligation to purchase these licenses.

The Cricket Companies

      As of September 30, 2002, the Cricket Companies had available a total of approximately $103.7 million in cash, cash equivalents and investments. In addition, Cricket had restricted cash equivalents of $10.3 million as of September 30, 2002, that have been pledged to secure operating obligations. Under its current business plan, during the fourth quarter of 2002 the Cricket Companies expect to expend approximately $25 million of cash for operations in excess of expected revenues, primarily for operating expenses and working capital, and excluding principal and interest payments under Cricket’s outstanding indebtedness. The Cricket Companies also expect to incur approximately $50 million of capital expenditures during the 12 month period beginning October 1, 2002, including $11 million prior to December 31, 2002. Substantially all of the capital expenditures are expected to be incurred to satisfy subscriber traffic growth in existing markets. Assuming no further payments of principal, interest or fees and no accelerated repayment of any of the outstanding indebtedness of Cricket under its vendor credit facilities, we expect that the Cricket Companies’ existing liquidity sources should be sufficient for the Cricket Companies to continue to conduct business as currently planned through the end of 2003 or later.

      At September 30, 2002, the Cricket Companies had $1,552.2 million ($1,511.6 million net of discount) outstanding under its senior secured vendor credit facilities. Aggregate interest and fees scheduled to be payable under the vendor credit facilities during the 12 months commencing October 1, 2002 are approximately $193.3 million. Principal payments under each credit agreement are scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Aggregate scheduled principal payments due and payable under the vendor credit facilities during the 12 month period commencing October 1, 2002 are $106.2 million. In addition, the Cricket Companies had $77.3 million payable to Lucent, Nortel and Ericsson for the purchase of equipment and services, and $81.6 million ($76.8 million net of discount) of U.S. government financing. Leap’s creditors have asserted that certain contributions of capital from Leap to the Cricket Companies and pledges of licenses to secure the vendor credit facilities may be voidable because Leap failed to receive reasonably equivalent value at a time that it may have been insolvent.

      As described above, Cricket is in default under its vendor credit facilities. These events of default provide the credit facility lenders with certain rights under their credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). In addition, the holders of the vender debt could institute an involuntary bankruptcy proceeding against us. Lucent Technologies Inc. and Nortel Networks Inc. have terminated their commitments under their credit agreements with Cricket. At the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. As a result of the existing events of default and termination of commitments, the vendors are not obligated to make any new loans to Cricket, and Cricket is not able to obtain financing under its vendor credit facilities. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.” Cricket is currently in discussions with its senior secured creditors regarding restructuring its significant outstanding indebtedness. Cricket may not be successful in these efforts. See “Risk Factors — Leap and Cricket Have Commenced Restructuring Discussions with Their Respective Lenders, and a Restructuring Is Likely to Have a Material Adverse Impact on the Value of Interests in Leap.”

Certain Contractual Obligations, Commitments and Contingencies

      The following three tables summarize in a single location information at September 30, 2002 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter, excluding Leap’s remaining payment obligation for Auction 35 wireless licenses, for each of (i) Leap and its consolidated subsidiaries, (ii) Leap and (iii) the Cricket Companies (in thousands):

          Leap and Its Consolidated Subsidiaries

			Year Ending December 31,
		Remainder
	Total	of 2002	2003	2004	2005	2006	Thereafter

Vendor credit facilities(1)	$1,552,180	$1,552,180	$—	$—	$—	$—	$—
Long-term debt(2)	984,442	505	19,552	20,949	22,445	26,645	894,346
Operating leases	215,183	14,516	53,900	53,766	50,227	23,102	19,672
Chase earn-out(3)	41,000	—	—	—	—	41,000	—

Total	$2,792,805	$1,567,201	$73,452	$74,715	$72,672	$90,747	$914,018

(1)	Amounts shown for Cricket’s vendor credit facilities do not include interest and $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. Cricket is currently in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities may be accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below and “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

(2)	Amounts shown for Leap’s and its consolidated subsidiaries’ long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, U.S. government financing and notes payable, do not include interest.

(3)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

          Leap

			Year Ending December 31,
		Remainder
	Total	of 2002	2003	2004	2005	2006	Thereafter

Long-term debt(1)	$902,860	$—	$1,830	$1,962	$2,103	$3,965	$893,000
Operating leases	4,897	430	1,750	1,617	1,100	—	—

Total	$907,757	$430	$3,580	$3,579	$3,203	$3,965	$893,000

(1)	Amounts shown for Leap’s long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, and notes payable, do not include interest. See “— Credit Facilities and Other Financing Arrangements” below and “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

      The contingent earn-out obligation described above was assigned to and assumed by Cricket in 1999 and is not reflected in the table above. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

          The Cricket Companies

			Year Ending December 31,
		Remainder
	Total	of 2002	2003	2004	2005	2006	Thereafter

Vendor credit facilities(1)	$1,552,180	$1,552,180	$—	$—	$—	$—	$—
Long-term debt(2)	81,582	505	17,722	18,987	20,342	22,680	1,346
Operating leases	210,286	14,086	52,150	52,149	49,127	23,102	19,672
Chase earn-out(3)	41,000	—	—	—	—	41,000	—

Total	$1,885,048	$1,566,771	$69,872	$71,136	$69,469	$86,782	$21,018

(1)	Amounts shown for Cricket’s vendor credit facilities do not include interest and $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. Cricket is currently in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities may be accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below and “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

(2)	Amounts shown for the Cricket Companies’ long-term debt, including U.S. government financing, do not include interest and do not include payments under Leap’s senior notes and senior discount notes which are guaranteed by Cricket Communications Holdings, Inc.

(3)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

      Leap was the winning bidder for 22 wireless licenses in Auction 35 for an aggregate payment obligation of $350.1 million, covering approximately 24.1 million potential customers. NextWave Telecom Inc., the former holder of the 22 wireless licenses for which Leap was the winning bidder in Auction 35, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to Leap of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. The FCC has placed on public notice proposals that would allow bidders in Auction 35 to receive a refund of their funds currently on deposit with the FCC relating to Auction 35 and to elect not to purchase such licenses without incurring a financial penalty. While we currently believe that we will likely be able to withdraw from the commitment to purchase the licenses on which we were the successful bidder in Auction 35, we cannot assure you that we will not have an obligation to purchase these licenses. If these Auction 35 wireless licenses ultimately are granted to Leap, Leap will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. In January 2001, Leap entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan to Leap approximately $125.3 million to finance Leap’s acquisition of wireless licenses in Auction 35. Leap does not expect to be able to satisfy the conditions precedent to draw under this facility or to draw on this loan even if the sale of licenses pursuant to Auction 35 is completed on its regular terms. Leap currently does not have sufficient cash available to purchase these licenses. Leap cannot predict what effect any challenges before the FCC or in court to Auction 35, or to the grant of these wireless licenses to Leap specifically, will have on Leap. If the FCC is able to complete the sale of these wireless licenses to Leap, and Leap is unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, Leap may not purchase some or all of the wireless licenses, which may result in the forfeiture of Leap’s deposit, potential liability for damages and other administrative penalties imposed by the FCC.

Credit Facilities and Other Financing Arrangements

Units Offering

      Cricket is in default under the significant outstanding indebtedness under its senior secured vendor credit facilities, which totaled approximately $1,511.6 million at September 30, 2002, and is also in default with respect to $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. If Cricket’s outstanding indebtedness under its vendor credit facilities is accelerated, and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration will be a default under the indenture governing Leap’s senior notes and senior discount notes described below. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

      We have outstanding 225,000 12.5% senior notes due 2010 and 668,000 14.5% senior discount notes due 2010 for which we received gross sale proceeds of $225.0 million and $325.1 million, respectively, in February 2000. Each note has a principal amount at maturity of $1,000. At September 30, 2002, the effective interest rates on the senior notes and senior discount notes were 15.8% and 16.3% per annum, respectively. The terms and conditions of the notes are summarized in our Annual Report on Form 10-K filed with the SEC on March 29, 2002, and are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K. If our outstanding indebtedness under the vendor credit facilities is accelerated and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration would constitute an event of default under the indenture governing Leap’s senior notes and senior discount notes. If an event of default occurs under the indenture, the trustee or holders of at least 25% in aggregate principal amount of the senior notes or the holders of at least 25% of the aggregate principal amount at maturity of the senior discount notes may declare the senior notes or the senior discount notes, as the case may be, to be immediately due and payable. Such an acceleration would likely cause Leap and Cricket to seek the protections afforded by bankruptcy proceedings under Chapter 11 of the federal bankruptcy code.

           Vendor Financing

      Cricket has entered into purchase agreements and senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. At September 30, 2002, Cricket had $1,511.6 million outstanding under the senior secured vendor credit agreements and $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. Cricket is currently in default under each of the vendor credit facilities. These defaults could have a material adverse effect on Leap, Cricket and the Cricket business. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.” Leap and Cricket are currently in discussions with the respective creditors of Leap and Cricket regarding restructuring Leap’s and Cricket’s significant outstanding indebtedness. Leap and Cricket may not be successful in these efforts. See “Rick Factors — Leap and Cricket Have Commenced Restructuring Discussions with Their Respective Lenders, and a Restructuring Is Likely to Have a Material Adverse Impact on the Value of Interests in Leap.”

      Events of default that currently exist under the credit agreements provide the credit facility lenders with certain rights under their credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent and Nortel have terminated their commitments under their credit agreements with Cricket, and at the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. If they choose to exercise these rights in the future, Leap and Cricket would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business. Cricket’s default on its vendor credit facilities and our need to restructure our indebtedness and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

      Lenders under Cricket’s vendor financing facilities have agreed to share collateral and limit total loans secured thereunder to $1,845.0 million. The obligations under the credit agreements are secured by a pledge of all of the stock of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.), and all of the assets of the Cricket Companies. Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. If an event of default has occurred and is continuing, the administrative agent under a credit agreement, at the request of the lenders under such agreement, may restrict Cricket’s ability to choose LIBOR interest rates for outstanding borrowings. Any amount that is not paid when due under a vendor credit agreement will bear interest after the due date at the rate then applicable to base rate loans plus 2%. The vendor financing facilities provide that principal payments under the credit agreements are scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson, with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the scheduled availability period. Borrowings under the vendor credit agreements at September 30, 2002 had a weighted-average effective interest rate of 7.3% per annum. The credit agreements require that Cricket maintain hedging agreements so that 50% of the long-term indebtedness of Cricket either bears interest at a fixed rate or is covered by the hedging agreements. As of September 30, 2002, premiums paid for hedging agreements have not been significant.

      Fees payable by Cricket under the vendor credit agreements include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million. The origination fees are payable from time to time when a vendor assigns loans or commitments to a third party, when the commitment is reduced to an amount less than the origination fee payable under the facility, and certain other circumstances, but not later than November 2002 for Lucent, November 2003 for Nortel and December 2003 for Ericsson. At September 30, 2002, origination fees totaling $49.8 were accrued, of which $10.0 million had been paid through borrowings under the vendor credit facilities. Commitment fees are recorded as interest expense. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method.

      Each of the credit agreements contain various covenants and conditions, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, minimum EBITDA, limits on annual capital expenditures, dividend restrictions (other than the Nortel agreement) and other financial ratio tests. Cricket is currently in default under the vendor credit agreements. There can be no assurance that adverse results in Cricket’s business or other factors will not result in a failure to meet its financial or operating covenants in the future.

      Under the vendor credit agreements, Cricket’s outstanding borrowings may be accelerated prior to maturity upon the occurrence of certain events of default. Cricket is currently in default under the vendor credit agreements and its outstanding borrowings may be accelerated at the discretion of the required lenders. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

      These covenants, conditions and events of default are more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K.

      We also have other credit facilities and financing arrangements, including the following:

•	In January 2001, Leap entered into a secured loan agreement with Qualcomm whereby Qualcomm agreed to loan to Leap approximately $125.3 million to finance Leap’s acquisition of wireless licenses in Auction 35. Leap does not expect to be able to satisfy the conditions precedent to make any further draws under this facility. Loans under the agreement bear interest at a variable rate depending on the collateral provided, and we expect that rate to be LIBOR plus 7.5%. At September 30, 2002, approximately $0.6 million related to this agreement is included in long-term debt.

•	We have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC and a third party as part of the purchase price for wireless licenses. In April 2002, we completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed our FCC debt totaling $8.4 million related to certain of the wireless licenses we provided in the exchange. In consideration for the third party’s assumption of the FCC debt, we provided to the third party a note payable totaling $8.4 million, which is secured by certain of our wireless licenses. The terms of Leap’s note payable are parallel to the payment terms under the assumed FCC debt. At September 30, 2002, the weighted-average effective interest rate for debt obligations to the FCC and the third party was 9.9% per annum.

•	In December 2000, we entered into a common stock purchase agreement with Acqua Wellington North American Equities Fund, Ltd. under which we may sell under certain circumstances up to a maximum of $125.0 million in registered common stock from time to time over the succeeding 28-month period. We cannot require Acqua Wellington to purchase shares of our common stock if the market price of our common stock is less than $15 per share.

      These credit facilities and other financing arrangements are more fully described in our Annual Report on Form 10-K filed with the SEC on March 29, 2002 and the exhibits thereto.

Operating Activities

      We used $170.8 million in cash for operating activities during the nine months ended September 30, 2002 compared to $239.9 million in the corresponding period of the prior year. The decrease was primarily attributable to a greater portion of our net loss consisting of non-cash depreciation and amortization and interest expense and a net decrease in working capital compared to the corresponding period of the prior year. In February 2002, we completed the launch of the final market in our 40 Market Plan.

Investing Activities

      Cash used in investing activities was $26.7 million during the nine months ended September 30, 2002 compared to $111.1 million in the corresponding period of the prior year. Investing activities during the nine months ended September 30, 2002 consisted primarily of the sale and maturity of investments of $214.8 million, offset by the purchase of investments of $250.7 million, the partial refund of our deposit for Auction 35 of $74.2 million, $22.2 million of partial proceeds from the sale of Pegaso and the purchase of property and equipment primarily for the improvement of the coverage and capacity of our existing networks of $87.4 million. Investing activities during the nine months ended September 30, 2001 consisted primarily of $108.1 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom, the sale and maturity of investments of $275.9 million and restricted investments, net of $12.7 million, offset by the purchase of investments of $117.2 million, the purchase of property and equipment primarily for the continued build out of our networks of $132.8 million, the purchase of wireless licenses of $230.9 million and loans to Pegaso of $20.5 million.

Financing Activities

      Cash provided by financing activities during the nine months ended September 30, 2002 was $10.7 million and consisted of cash proceeds from Cricket’s vendor loan facilities of $35.9 million for the purchase of property and equipment and $0.4 million in proceeds from Leap’s issuance of common stock, partially offset by repayments of notes payable and long-term debt of $19.7 million and $5.9 million in debt financing costs related to the March 2002 amendments to Cricket’s vendor loan facilities. Cash provided by financing activities in the corresponding period of the prior year was $312.4 million, and consisted primarily of $170.0 million in proceeds from the sale of common stock, primarily from Leap’s May 2001 underwritten public offering and under Leap’s stock purchase agreement with Acqua Wellington, in addition to cash proceeds under Cricket’s vendor loan facilities for the purchase of property and equipment and wireless licenses of $191.8 million, offset by repayments of notes payable and long-term debt of $49.4 million.

RISK FACTORS

Leap and Cricket Have Commenced Restructuring Discussions with Their Respective Lenders, and a Restructuring Is Likely to Have a Material Adverse Impact on the Value of Interests in Leap

      Both Leap and the Cricket Companies are highly leveraged. At September 30, 2002, the Cricket Companies had $1,633.8 million of outstanding debt, but only approximately $103.7 million in cash, cash equivalents and investments. In addition, Cricket had restricted cash equivalents of $10.3 million as of September 30, 2002, that have been pledged to secure general operating obligations, as well as the other assets held by Cricket and its subsidiaries. All of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.) have been pledged to secure the obligations of Cricket under the vendor credit facilities, and Cricket is in default under its vendor credit facilities. These events of default provide the credit facility lenders with certain rights under the credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans. In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent and Nortel terminated their commitments under their credit agreements with Cricket, and at the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor credit facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. If they choose to exercise these rights in the future, Leap and Cricket would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business. Cricket’s default on its vendor credit facilities and our need to restructure our indebtedness and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern. In addition, our independent public accountants are likely to express substantial doubt about our ability to continue as a going concern in our audit reports issued in the near future. Because of the existing defaults under the vendor credit facilities, and because Cricket is currently unable to fully repay the amounts outstanding under such facilities and has been unable to raise new funds which would enable it to repay such amounts, there is substantial risk that the stock of the Cricket Companies has no value to Leap. Leap and Cricket have retained UBS Warburg to assist in exploring a restructuring of the significant outstanding indebtedness of Leap and the Cricket Companies and to assist in obtaining new sources of financing for the Cricket Companies. Leap and Cricket have begun restructuring discussions with informal committees of their respective creditors.

      At September 30, 2002, Leap had $703.0 million of outstanding debt, but only $97.4 million in cash and cash equivalents, short-term investments and restricted cash equivalents, as well as the stock of Cricket and those Cricket Companies that hold wireless licenses. If Cricket’s outstanding indebtedness under the vendor credit facilities is accelerated and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration would constitute an event of default under the indenture governing Leap’s senior notes and senior discount notes, providing the trustee or the required note holders with the right to declare Leap’s notes to be immediately due and payable. If the notes are declared due and payable, the creditors of Leap would have claims in excess of the existing cash and other assets held by Leap. Since Leap is currently unable to fully repay the amounts outstanding under the indenture, and has been unable to raise new funds which would enable it to repay such amounts, there would likely be no assets available for distribution to the stockholders of Leap if the obligations under Leap’s senior notes and senior discount notes were to be accelerated.

      While the management of Leap has requested a small equity participation for the Leap common stockholders in a restructuring, there is a substantial risk that Leap’s existing stockholders will lose all of the value in their investments in Leap common stock in connection with any restructuring. If Leap and Cricket are successful in reaching a restructuring agreement, such a restructuring may be implemented consensually or pursuant to a plan confirmed under Chapter 11 of the federal bankruptcy laws. Any such restructuring could have material adverse impacts on Leap, Cricket and the Cricket business. For example, as part of a restructuring, Cricket may curtail some of its activities, reduce its marketing and advertising expenditures, lay-

off employees and/or reduce its emphasis on growth. In addition, if a restructuring is implemented through a bankruptcy proceeding, that proceeding could have material adverse impacts on the perception of Leap, Cricket and the Cricket business in the eyes of customers, suppliers and other trade creditors.

      Although Leap and Cricket are actively pursuing restructuring discussions with informal committees of their respective creditors, no restructuring agreement has been reached. There can be no assurance that a restructuring on terms acceptable to Leap and Cricket or their respective creditors can be agreed to and implemented. If Cricket is not successful in reaching a restructuring agreement with its creditors, Cricket’s secured vendor creditors may seek to foreclose on the collateral pledged to secure its outstanding indebtedness, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). If the creditors seek to exercise their remedies, Leap and Cricket would likely file for protection under Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business.

Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business

      Cricket is in default under the significant outstanding indebtedness under its vendor credit facilities, which totaled approximately $1,511.6 million at September 30, 2002. Cricket also has $77.3 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. As noted above, Leap and Cricket have retained UBS Warburg to assist in exploring a restructuring of the significant outstanding indebtedness of Leap and Cricket and to assist in obtaining new sources of financing for the Cricket Companies. Leap and Cricket have begun restructuring discussions with informal committees of their respective creditors.

      In August 2002, Leap paid a purchase price adjustment to MCG PCS, Inc., as ordered by an arbitrator, in connection with acquisitions of wireless licenses in Buffalo and Syracuse by issuing approximately 21 million shares of its common stock. The issuance of these shares constituted an event of default under Cricket’s vendor credit facilities. After issuance of these shares, the lenders under Cricket’s vendor credit facilities ceased funding new loan requests, including requests to fund interest payments that previously had been paid through draws under the credit facilities. In early September 2002, Cricket chose not to pay interest on the loans under these facilities which constituted an additional event of default under the vendor credit facilities. While Cricket subsequently paid approximately $1.9 million of interest and fees due under its vendor credit facilities, Cricket remains in default under such facilities. These and other existing events of default provide the credit facility lenders with certain rights under their credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.). In addition, the holders of the vendor debt could institute an involuntary bankruptcy proceeding against the Cricket Companies. Lucent and Nortel have terminated their commitments under their credit agreements with Cricket. At the request of Ericsson, Cricket reduced the commitment under the Ericsson credit agreement to approximately $33 million as of September 30, 2002. To date, the secured vendor facility lenders have not exercised any other material creditors’ remedies under the vendor credit agreements. If they choose to exercise these rights in the future, Leap and Cricket would likely seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on both Leap’s and Cricket’s business. Cricket’s default on its vendor credit facilities and our need to restructure our indebtedness and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      If Cricket’s outstanding indebtedness under the vendor credit facilities is accelerated, and such indebtedness is not repaid in full or such acceleration is not rescinded within 30 days, that acceleration will be a default under the indenture governing Leap’s senior notes and senior discount notes. At September 30, 2002,

Leap had $225 million principal amount outstanding under the senior notes and approximately $468.1 million in accreted value of outstanding principal amount and accrued interest under the senior discount notes. If an event of default occurs under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the senior notes or the holders of at least 25% of the aggregate principal amount at maturity of the senior discount notes may declare the senior notes or the senior discount notes, as the case may be, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      If the lenders under the vendor credit facilities or the note holders under the indenture were to pursue their creditors’ remedies, Leap and Cricket would likely file for protection under Chapter 11 of the federal bankruptcy laws. In addition, creditors of Leap or Cricket could force Leap or Cricket, as applicable, into an involuntary bankruptcy. Leap and Cricket are actively pursuing restructuring discussions with informal committees of their respective creditors. However, no restructuring agreement has been reached and there can be no assurance that such an agreement will be reached on terms that are acceptable to all of the parties involved, or at all. If no restructuring agreement is reached and the creditors exercise their respective remedies under the vendor credit facilities or the indenture, such an exercise would have material adverse impacts on Leap, Cricket and the Cricket business.

Leap Received a Nasdaq Staff Determination Indicating that Its Common Stock Is To Be De-Listed from the Nasdaq National Market

      On October 3, 2002, Leap received a Nasdaq Staff Determination indicating that Leap had failed to comply with Nasdaq’s shareholder approval requirements prior to issuing shares to MCG, that it had failed to comply with the net tangible assets or stockholders’ equity requirement for continued listing on the Nasdaq National Market, and that Leap’s actions had raised separate public interest concerns under Nasdaq’s Marketplace Rules. As a result, Nasdaq notified Leap that its common stock was subject to de-listing from the Nasdaq National Market. In addition, Leap also has received a Nasdaq Staff Determination indicating that Leap had failed to meet the Nasdaq minimum bid price because its common stock had traded below $1.00 per share for 30 consecutive trading days. Leap requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. Leap’s request for an oral healing to appeal the Nasdaq Staff Determination was granted. As a result, Nasdaq has stayed the de-listing of Leap’s common stock from the Nasdaq National Market pending the hearing. The oral hearing is scheduled for November 14, 2002. There can be no assurance that the Nasdaq Listing Qualifications Panel will grant Leap’s request for continued listing. If Leap does not prevail in its appeal, Leap’s common stock will be de-listed from the Nasdaq National Market at that time.

      If Leap’s common stock is ultimately de-listed, it may be quoted for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that Leap’s common stock will be quoted for trading on any such markets. If Leap common stock is de-listed due to separate public interest concerns under Nasdaq’s Marketplace Rules, it will be more difficult for market makers to quote Leap common stock for trading on the OTC Bulletin Board. Even if Leap’s stock is quoted for trading on such markets, the de-listing from the Nasdaq National Market could reduce the liquidity of the market for Leap’s common stock, making it difficult for a stockholder to obtain accurate quotations as to the market value of Leap’s common stock and to buy or sell Leap’s stock at competitive market prices, or at all, and Leap may lose support from institutional investors, brokerage firms and market makers that currently buy and sell Leap’s stock and provide information to investors about Leap. De-listing could also lead to further decreases in the price of Leap’s common stock and could be a breach of Leap’s agreement with MCG.

The Unsettled Nature of the Wireless Market, the Current Economic Slowdown, New Service Offerings of Increasingly Large Bundles of Minutes of Use at Increasingly Low Prices by Some Major Carriers, Other Issues Facing the Telecommunications Industry in General, and Leap’s and Cricket’s Announcement of Restructuring Discussions, Have Adversely Affected Our Business

      During the nine months ended September 30, 2002, we experienced slower customer growth rates than planned, which we believe is due in large part to the current economic slowdown, increased competition and concerns over the potential negative outcomes of our announcement of participation in restructuring discussions. Furthermore, in conjunction with efforts to restructure our indebtedness, we expect to focus on the conservation of cash resources, which may have a negative impact on customer growth rates. Other carriers also have reported slower customer growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly lower prices which may compete with the Cricket predictable and virtually unlimited calling plan.

      Earlier this year, during the second quarter of 2002, cost per gross customer addition (CPGA) increased to $316 from $246 in the first quarter of 2002, and the rate of customer churn increased to 4.6% from 3.2% in the first quarter of 2002. The increase in our CPGA was influenced by factors such as higher selling and marketing expenses, increased sales incentives and lower gross customer additions, (due in part to the slow down in the economy), increased price competition described above and the removal of potentially fraudulent customers from our customer base. The removal of potentially fraudulent customers from our customer base also impacted CPGA because we deduct customers who do not make payment on their first monthly bill from our gross customer additions and, as a result, we incur the loss on the sale of a handset without an offsetting gross customer addition.

      Our business plan and estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, losses on sales of handsets and other customer acquisition costs, and other operating costs. The unsettled nature of the wireless market, the current economic slowdown, increased competition and the telecommunications industry, new service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, other issues facing the telecommunications industry in general, and Leap’s and Cricket’s announcement of restructuring discussions, have created a level of uncertainty that affects our ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth, and in turn have adversely affected the management of our business.

Leap’s Stock Price Has Recently Suffered Significant Declines and Remains Volatile

      The market price of Leap common stock has declined significantly since the beginning of 2002 and may continue to decline in the future. The closing price of Leap’s common stock on the Nasdaq National Market on November 7, 2002, was $0.40 per share, down from $21.31 on January 2, 2002, the first trading day of the year. In addition, the stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility in recent periods. Factors that may have a significant impact on the market price of Leap common stock include but are not limited to:

•	the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring;

•	our lack of liquidity, high levels of debt and risks related to compliance with debt covenants;

•	future announcements concerning Leap or its competitors;

•	changes in the prospects of our business partners or equipment suppliers;

•	failure to achieve planned levels of customer growth and other operating targets;

•	deficiencies in our networks;

•	results of technological innovations;

•	government regulation, including the FCC’s review of our acquisition and ownership of wireless licenses or any changes of ownership that could adversely affect our status as an entrepreneur under FCC regulations;

•	changes in recommendations of securities analysts and rumors that may be circulated about Leap or its competitors;

•	changes in our credit ratings;

•	de-listing of our stock from the Nasdaq National Market because of failure to comply with Nasdaq rules, low trading prices or other reasons;

•	the impact of an economic slowdown on existing and future customers;

•	a perception that wireless handsets pose health or safety risks;

•	difficulties in the telecommunications industry in general;

•	demand for and prices of wireless licenses; and

•	other items described in this Report under “Risk Factors.”

      Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Events related to restructuring, as well as shortfalls in our revenues, earnings, customer growth or other business metrics in any given period relative to the levels and schedule expected by securities analysts, could immediately, significantly and adversely affect the trading price of Leap common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the subject company. Litigation of this type could result in substantial costs and a diversion of our management’s attention and resources which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

      As a result of Leap’s issuance of 21,020,431 shares to MCG in August 2002, there has been a substantial increase in the number of outstanding shares of Leap common stock. These shares are being registered for resale pursuant to a registration statement on Form S-1. Sustained resales of shares of Leap common stock by MCG pursuant to the registration statement will lead to a decrease in the market price of Leap common stock.

Our Business Strategy Is Subject to Execution Risks, and If We Are Successful, Our Competitors May Adopt a Similar Strategy

      Our business strategy in the U.S. is to offer consumers a service, marketed under the brand Cricket, that allows them to make and receive virtually unlimited local calls for an affordable, flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis. This strategy is a new approach to marketing wireless services and, while it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area.

      We currently have several new services that are in development. In addition, we recently launched a new service that bundles certain features, a number of long distance minutes and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. These planned services are unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

      If our business strategy proves to be successful, additional wireless providers are likely to adopt similar pricing plans and marketing approaches. Our competitors have begun to price their services more aggressively and may attract more customers because of their stronger market presence and geographic reach and their larger financial resources. See “— We Face Significant Competition.”

We Have a History of Losses and Anticipate Future Losses

      Leap and its subsidiaries experienced net losses of $498.2 million in the nine months ended September 30, 2002, $483.3 million ($626.9 million excluding gains on sale of wireless licenses) in the year ended December 31, 2001, $269.3 million (excluding the gain on the sale of Smartcom, net of related taxes and foreign currency impact) in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. Losses are likely to be significant for the next several years as we improve the coverage and capacity of networks in our current markets, and seek to increase our customer bases in new and existing markets. We may not generate profits in the short term or at all. If we fail to achieve profitability, that failure could have a negative effect on our ability to repay our debt, comply with debt covenants and carry on our business.

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

We Face Significant Competition

      The telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have also begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Moreover, the wireless industry has experienced a general slow down in the rate of new customer activations during the second half of 2001 and in 2002. If these trends continue, they could have material adverse impacts on our business, financial condition and results of operations.

      In the U.S., we compete directly with other wireless providers and as a mobile alternative to traditional landline service in each of our markets, many of which have greater resources than we do and entered the markets before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is actively pursuing policies designed to increase the number of wireless competitors in each of our markets. For example, the FCC has announced that it plans to auction licenses that will authorize the entry of two additional wireless providers in each market. In addition, other wireless providers in the U.S. either have implemented or could attempt to implement plans substantially similar to our domestic strategy of providing unlimited local service at a flat monthly rate. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

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

Actions Beyond Our Control in Our Distribution Network, Such as Customer and Dealer Fraud, Could Have a Material Adverse Impact On Our Business

      During the first quarter of 2002, we experienced a significant increase in the occurrence of credit card, subscription and dealer fraud over that experienced in the preceding year, which impacted our business primarily by reducing revenue, reducing calculated ARPU and increasing handset subsidy costs which caused our CPGA to be higher than it otherwise would have been. In the second quarter, we instituted more timely and targeted dealer performance and inventory monitoring systems that provide us with near real-time reporting of dealer performance metrics including the rates of churn and first bill non-payments by individual stores. As a result, we have taken the first steps at rationalizing our distribution channels and have eliminated some of our indirect distribution locations. While we believe that we can manage the impact of fraud, if we are not successful, it could have a material adverse impact on our financial condition and results of operations.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

      On November 1, 2002, 58,704,894 shares of Leap common stock were outstanding, and 18,563,271 additional shares of Leap common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in Leap.

      The following shares were reserved for issuance as of November 1, 2002:

•	3,375,000 shares reserved for issuance upon exercise of a warrant issued to Qualcomm in connection with the spin-off of Leap, which is exercisable in whole or in part through September 2008;

•	9,783,472 shares reserved for issuance upon the exercise of options or awards granted or available for grant to employees, officers, directors and consultants under Leap’s equity incentive plans;

•	2,479,946 shares reserved for issuance upon exercise of options to purchase Leap common stock granted to holders of Qualcomm options in connection with the distribution of Leap’s common stock to the stockholders of Qualcomm in September 1998;

•	94,999 shares of common stock reserved for issuance upon exercise of a warrant held by Chase Telecommunications Holdings, Inc.; and

•	2,829,854 shares of common stock reserved for issuance upon exercise of the warrants issued in connection with Leap’s February 2000 units offering.

      An increase in the outstanding number of shares of Leap common stock could adversely affect prevailing market prices for Leap common stock and Leap’s ability to raise capital through an offering of equity securities.

The Loss of Key Personnel Could Harm Our Business

      We believe our success depends on the contributions of a number of our key personnel. These key personnel include but are not limited to Harvey P. White, Chairman of the Board and Chief Executive Officer, and Susan G. Swenson, President and Chief Operating Officer. In material part due to our announcement of restructuring discussions, we are experiencing higher than normal turnover, including turnover of individuals at the vice president level. This loss of key individuals, and particularly the cumulative effect of such losses, may have a material, adverse impact on our ability to manage and operate our business. We do not maintain “key person” life insurance on any employee.

We May Experience Difficulties in Expanding and Operating Our Telecommunications Networks

      Although we have launched service and substantially completed our networks in all markets in our initial 40 Market Plan, over time we will need to improve the coverage and capacity of our existing networks through the installation of additional network equipment. However, we have not paid amounts we owe to Lucent, Nortel and Ericsson under our respective equipment purchase agreements with these suppliers, our purchase agreement with Lucent now requires that we pay for purchases in advance, and Nortel and Ericsson have indicated to us that they require similar payment terms. Further, as a result of events of default and terminations of commitments, we are no longer able to borrow under our vendor credit agreements to pay for purchases of equipment and services, and we may not have cash available for purchases from these vendors that are necessary to improve the coverage and capacity of our existing networks. In addition, our other trade creditors may refuse to supply us, may restrict their supply to us or may condition their supply to us upon pre-payment. We may not be able to find other vendors or trade creditors to supply us on terms that are acceptable to us, or at all. If our existing vendors and trade creditors cease supplying us and we are unable to secure alternate suppliers and trade creditors, our business would be materially adversely affected.

      We depend heavily on suppliers and contractors to successfully complete our construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Some of our previous Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well.

      Even if we complete construction in a timely and cost effective manner, we also face challenges in managing and operating our telecommunications systems. These challenges include operating and maintaining telecommunications equipment and managing the sales, advertising, customer support, billing and collection functions of the business. Our failure in any of these areas could undermine customer satisfaction, increase customer turnover, reduce revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

We Have a Limited Operating History

      We have operated as an independent company since September 1998, and we launched our first Cricket market in March 1999. Although we have over a year of successful operating history in most of our markets, we are still at an early stage of development and we continue to face risks generally associated with establishing a new business enterprise. When considering our prospects, investors must consider the risks, expenses and difficulties encountered by companies in their early stages of development. These risks include the difficulties associated with raising capital and the difficulties of establishing a significant presence in highly competitive markets.

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

Call Volume Under Cricket Flat Price Plans Could Exceed the Capacity of Our Wireless Networks

      Our Cricket strategy in the U.S. is to offer consumers a service plan that allows them to make virtually unlimited local calls for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis. Our business plans for this strategy assume that Cricket customers will use their wireless phones for substantially more minutes per month than customers who purchase service from other providers under more traditional plans. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,200 minutes per month, and some markets are experiencing substantially higher call volumes. We design our U.S. networks to accommodate this expected high call volume. Although we believe CDMA-based networks are well-suited to support high call volumes, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer, and we may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects could be materially adversely affected. In addition, we recently launched a new service that bundles certain features, a number of long distance minutes and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers use all of the long distance minutes included with this new service, we could face capacity problems and our costs of providing the service could increase, making it uneconomic to continue providing the service. If we are unable to cost-effectively provide our new products and services to customers, our competitive position and business prospects could be materially adversely affected.

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

      The FCC’s grants of our C-Block and F-Block licenses are subject to certain conditions. Each of the conditions imposed by the FCC has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, including applicable attribution thresholds associated with C-Block and F-Block licenses, that failure could trigger a number of adverse consequences, including possible triggering of FCC unjust enrichment rules and the acceleration of installment payments still owed to the U.S. Treasury for certain PCS licenses. In addition, we might not be able to continue to acquire additional C-Block and F-Block PCS licenses in the aftermarket. Such consequences could have a material adverse effect on our business and financial condition.

      Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected by the FCC in 1999. Further judicial review of the FCC’s orders granting us licenses is possible. In addition, licenses awarded to us at auction may be subject to the outcome of pending judicial proceedings by parties challenging the auction process or the FCC’s decision or authority to auction or reauction certain C-Block and F-Block licenses. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, in the past three years FCC rules have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. In a recent proceeding, the FCC also decided to phase out the “cap” on the amount of spectrum that any particular carrier may acquire in a wireless market.

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

      In Auction 35, the FCC made additional spectrum available to large carriers, but also continued to preserve C-Block and F-Block spectrum for designated entities. The FCC’s C-Block and F-Block rules, Auction 35, and FCC actions taken in connection with previous C-Block auctions and reauctions, remain subject to pending FCC and judicial proceedings. These proceedings, and continuing changes to the C-Block and F-Block rules, could have a material adverse effect on our business and financial condition, including our ability to continue acquiring C-Block and F-Block licenses. In Auction 35, Leap was named the winning bidder on 22 licenses covering 24.1 million potential customers.

      NextWave Telecom Inc., the former holder of the 22 wireless licenses for which Leap was the winning bidder in Auction 35, is a party to litigation against the federal government challenging the validity of Auction 35 and has prevailed on certain of its claims in the United States Court of Appeals for the District of Columbia Circuit. In response to a petition for certiorari by the FCC, the U.S. Supreme Court has agreed to review the case. The grant to us of these Auction 35 wireless licenses has been substantially delayed by the NextWave litigation. The FCC has placed on public notice proposals that would allow bidders in Auction 35 to receive a refund of their funds currently on deposit with the FCC relating to Auction 35 and to elect not to purchase such licenses without incurring a financial penalty. While we currently believe that we will likely be able to withdraw from the commitment to purchase the licenses on which we were the successful bidder in Auction 35, we cannot assure you that we will not have an obligation to purchase these licenses. If these Auction 35 wireless licenses ultimately are granted to us, we will likely be required to make the full payment for them of $350.1 million (less any amounts then on deposit with the FCC) within 10 business days of a public notice issued by the FCC establishing a payment deadline. Leap currently does not have sufficient cash available to purchase these licenses. We cannot predict what effect any challenges before the FCC or in court to Auction 35, or to the grant of these wireless licenses to us specifically, will have on us. If the FCC is able to complete the sale of these wireless licenses to Leap, and Leap is unable to raise additional debt or equity to complete the purchase of the Auction 35 wireless licenses, Leap may not purchase some or all of the wireless licenses, which may result in the forfeiture of Leap’s deposit, potential liability for damages and other administrative penalties imposed by the FCC.

      While at the date of this Report we believe that we are in compliance with the terms of our C-Block and F-Block licenses, as a result of the expansion of our business, we have now grown beyond certain designated entity size thresholds specified in FCC rules. This growth will likely preclude our ability to obtain additional C-Block or F-Block licenses that may be auctioned by the FCC in the future. This growth does not preclude us from continuing to acquire C-Block and F-Block licenses in the aftermarket, but we may be subject to unjust enrichment penalties if we seek to acquire C-Block or F-Block licenses from entities that qualify as “very small businesses” under FCC rules.

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have initial buildout deadlines in 2004. We are currently carrying out plans to satisfy the minimum buildout requirements for all material wireless licenses and expect to complete the requirements prior to their respective deadlines. Failure to comply with the FCC’s buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions.

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

The Technologies that We Use May Become Obsolete, Which Would Limit Our Ability to Compete Effectively

      We have employed digital wireless communications technology based on CDMA technology. We are required under an agreement entered into with Qualcomm in connection with our spin-off to use only cdmaOne systems in international operations through January 2004. Other digital technologies may ultimately prove to have greater capacity or features and be of higher quality than CDMA. If another technology becomes the preferred industry standard or proves to be more economical, we may be at a competitive disadvantage, and competitive pressures may require us to change our digital technology at substantial cost. We may not be able to respond to those pressures or implement new technology on a timely basis, or at an acceptable cost. If CDMA technology becomes obsolete at some time in the future, and we are unable to effect a cost-effective migration path, it could materially and adversely affect our business and financial condition.

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

Leap Does Not Intend to Pay Dividends in the Foreseeable Future

      Leap does not anticipate paying any cash dividends on Leap common stock in the foreseeable future. The terms of the indenture governing the notes issued in Leap’s February 2000 units offering restrict Leap’s ability to declare or pay dividends. Leap intends to retain any future earnings to fund Leap’s growth, debt service requirements and other corporate needs. Accordingly, you will not receive a return on your investment in Leap common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. Any future payment of dividends to Leap stockholders will depend on decisions that will be made by Leap’s board of directors and will depend on then existing conditions, including Leap’s financial condition, contractual restrictions, capital requirements and business prospects.

Leap Has Implemented or Is Subject to Anti-Takeover Provisions that Could Prevent or Delay an Acquisition of Leap that Is Beneficial to Leap Stockholders

      Leap’s charter and bylaws could make it more difficult for a third-party to acquire Leap, even if doing so would benefit Leap’s stockholders. Leap’s charter and bylaw provisions could diminish the opportunities for a stockholder to participate in tender offers. The charter and bylaws may also restrain volatility in the market price of Leap common stock resulting from takeover attempts. In addition, Leap’s Board of Directors may issue preferred stock that could have the effect of delaying or preventing a change in control of Leap. The issuance of preferred stock could also negatively affect the voting power of holders of Leap common stock. The provisions of the charter and bylaws may have the effect of discouraging or preventing an acquisition of Leap or a sale of Leap’s businesses. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between Leap and any holder of 15% or more of Leap common stock.

      Leap has adopted a rights plan that could discourage, delay or prevent an acquisition of Leap under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of

Leap common stock, which will cause substantial dilution to a person or group acquiring 15% or more of Leap’s stock if the acquisition is not approved by Leap’s Board of Directors.

      The transfer restrictions imposed on the U.S. wireless licenses Leap owns also adversely affect the ability of third parties to acquire Leap. Leap’s licenses may only be transferred with prior approval by the FCC. In addition, Leap is prohibited from voluntarily assigning or transferring control of a C-Block or F-Block license for five years after the grant date except to assignees or transferees that satisfy the financial criteria established by the FCC for designated entities, unless Leap has met the first network buildout deadline applicable to such license. Accordingly, the number of potential transferees of Leap’s licenses is limited, and any acquisition, merger or other business combination involving Leap would be subject to regulatory approval.

      In addition, the documents governing Leap’s indebtedness contain limitations on Leap’s ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the indebtedness.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of September 30, 2002, the principal amounts of our variable rate long-term debt obligations amounted to approximately $1,553.7 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $11.3 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months.

      Hedging Policy. As required by our vendor loan agreements, Leap will maintain hedging agreements which fix or limit the interest cost to Cricket and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by such hedging agreements. These agreements are accounted for at fair value and marked to fair value at each period end. To date, changes in the fair value of these agreements have not been significant. In addition, Leap does not engage in hedging activities against foreign currency exchange rate or interest rate risks.

Item 4.   Controls And Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

      In connection with Leap’s acquisitions of wireless licenses in Buffalo and Syracuse from MCG PCS, Inc. (“MCG”), MCG asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it was entitled to a purchase price adjustment pursuant to the terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator determined that the seller was entitled to a purchase price adjustment of $39.8 million payable immediately in cash, or, in Leap’s sole discretion, approximately 21 million shares of Leap common stock. In August 2002, Leap paid the purchase price adjustment to MCG by issuing 21,020,431 shares of its common stock, representing approximately 36% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. The issuance of common stock to the seller without the consent of the lenders under Cricket’s vendor credit facilities constituted an event of default under Cricket’s vendor credit facilities. See “Risk Factors — Cricket Is in Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.” In addition, because the award was payable immediately, Leap did not obtain stockholder approval of the issuance as required by the rules of the Nasdaq National Market, and Leap’s common stock may be de-listed from the Nasdaq National Market as a result. See “Risk Factors — Leap Received a Nasdaq Staff Determination Indicating that Its Common Stock Is To Be De-Listed from the Nasdaq National Market.” The arbitrator has retained jurisdiction solely for purposes of awarding attorneys’ fees, expenses and the costs of the arbitration pursuant to the terms of the purchase agreement and resolving any disputes that may arise relating to the performance directed in the award.

      From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa S.A. (“Endesa”). Leap has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against Leap and its wholly-owned subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Under the terms of the purchase agreement, the maximum recovery for breach of representations and warranties is the principal and interest under the note. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending before the Fourth District Court of Appeals for the State of California (instituted at the trial level on June 29, 2001) and in the 19th Civil Court of Santiago in the Republic of Chile (instituted on June 29, 2001). Leap believes Endesa’s claims are without merit, and Leap is contesting Endesa’s claims. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

      Leap is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows.

Item 2.   Changes in Securities and Use of Proceeds.

      Effective August 30, 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. pursuant to a binding arbitration award relating to a purchase price adjustment in connection with Leap’s acquisitions of wireless licenses in Buffalo and Syracuse, New York. The issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.   Defaults Upon Senior Securities.

      (a) The Company is in default under vendor credit facilities by and among its wholly-owned subsidiaries, Cricket Communications Holdings, Inc., Cricket Communications, Inc. and each of Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Credit AB in the aggregate amounts of $1,485.9 million in principal, and $48.3 million in interest and fees, as of the date of filing this Report. These existing defaults resulted from Leap’s issuance of approximately 21 million shares of Leap common stock to MCG PCS, Inc. pursuant to an arbitration award, Cricket’s decision to discontinue paying interest and fees under the vendor credit facilities, Leap’s decision not to set aside or contribute to the Cricket Companies approximately $25.8 million of net proceeds from the sale of its interest in Pegaso Telecomunicaciones, S.A. de C.V. as required by the vendor credit facilities, and other matters. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Cricket is In Default Under Its Vendor Credit Facilities, and If Cricket Fails in Its Efforts to Restructure Its Outstanding Indebtedness, Lenders May Take Actions That Would Have Material Adverse Impacts on Leap, Cricket and the Cricket Business.”

Item 4.   Submission of Matters to a Vote of Security Holders.

      None.

Item 5.   Other Information.

      None.

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.15.3†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.15.4†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.35	Change in Control Agreement dated as of July 10, 2002 between the Registrant and David B. Davis.

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

      (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated July 24, 2002, filed with the SEC on July 24, 2002. Item 5 reported, relating to Leap having announced earnings for the fiscal quarter ended June 30, 2002.

(2) Current Report on Form 8-K, dated August 14, 2002, filed with the SEC on August 14, 2002. Item 9 reported, relating to the certification of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(3) Current Report on Form 8-K, dated August 29, 2002, filed with the SEC on August 29, 2002. Items 5 and 7 reported, relating to Leap having announced its retention of UBS Warburg to assist in exploring new sources of financing and restructuring of its indebtedness, Leap’s election to pay in Leap common stock a previously announced purchase price adjustment related to its acquisition of PCS operating licenses, and an amendment to its shareholder rights plan.

(4) Current Report on Form 8-K, dated September 6, 2002, filed with the SEC on September 6, 2002. Item 5 reported, related to Leap having announced (i) that it had paid a purchase price adjustment to MCG PCS, Inc., as ordered by an arbitrator, by issuing approximately 21 million shares of its common stock, (ii) that Leap may face de-listing from the Nasdaq National Market System because Leap did not have time to seek shareholder approval of the issuance, and (iii) that some of the lenders under the Company’s vendor credit facilities had ceased funding new loan requests, including requests to fund interest that had previously been paid through draws under the credit facilities. As a result, the Company chose not to pay interest on the loans under these facilities. Leap’s issuance of the approximately 21 million shares and failure to pay interest constituted events of default under the credit facilities. While Cricket subsequently paid approximately $1.9 million of interest and fees due under its vendor credit facilities, Cricket remains in default under the vendor credit facilities. These and other existing events of default provided the credit facility lenders with certain rights under their credit agreements, including the right to declare their existing loans to be immediately due and payable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 12, 2002	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer and Director

Date: November 12, 2002	By: /s/ STEWART D. HUTCHESON Stewart D. Hutcheson Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Harvey P. White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leap Wireless International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer

I, Stewart D. Hutcheson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leap Wireless International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By: /s/ STEWART D. HUTCHESON Stewart D. Hutcheson Chief Financial Officer