Form 10-K
period 2002-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2003-04-15
CIK 1065049

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.0001 par value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐     NO ☒

      The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $40.6 million.

      As of April 10, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $6.2 million, based on the closing price of Leap’s Common Stock on the OTC Bulletin Board on April 10, 2003, of $0.17 per share.

      As of April 10, 2003, 58,704,192 shares of the registrant’s Common Stock, $.0001 par value per share, were outstanding.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

i

PART I

      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless, Inc. and its subsidiaries, unless the context suggests otherwise. Leap refers to Leap Wireless International, Inc. Cricket refers to Cricket Communications, Inc. Cricket and the subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the Cricket companies. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2002 population estimates provided by Claritas Inc.

Forward-Looking Statements; Cautionary Statement

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Leap, including, among other things:

•	our ability to cause a Chapter 11 plan of reorganization to be finalized and to be confirmed by the Bankruptcy Court, and our ability to successfully implement the plan;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for Leap, Cricket and substantially all of their subsidiaries to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	the potential adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket;

•	our ability to attract, motivate and/or retain key executives and other employees;

•	our ability to attract and retain customers;

•	the unsettled nature of the wireless market, the current economic slowdown, service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, other issues facing the telecommunications industry in general, and our announcement of restructuring discussions, and our subsequent Chapter 11 filing, which have created a level of uncertainty that adversely affects our ability to predict future customer growth, as well as other key operating metrics;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the acceptance of our product offering by our prospective customers;

•	the effects of actions beyond our control in our distribution network;

•	rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition;

•	failure of network systems to perform according to expectations;

•	the effects of competition;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

      You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Item 1. Business

Company Overview

      Leap conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket Communications, Inc. is Leap’s subsidiary that operates the Cricket business, together with subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities. The Cricket companies operate together as a wireless communications carrier that provides innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product.

Proceedings Under Chapter 11 of the Bankruptcy Code

      On April 13, 2003 (the “Petition Date”), Leap, Cricket Communications, Inc. and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

Plan of Reorganization Procedures

      As provided by Chapter 11, for 120 days after the Petition Date the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the debtors fail to obtain confirmation of their proposed plan of reorganization and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the exclusivity period, may file a plan of reorganization for the debtors. Even if the debtors file a plan of reorganization within the period of exclusivity, there can be no assurance that the proposed plan of reorganization will be confirmed by the Bankruptcy Court, or that such plan will be consummated. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met.

      Under Chapter 11, the debtor files a disclosure statement with the Bankruptcy Court at the time it files a plan of reorganization. The disclosure statement summarizes the terms of the debtor’s plan of reorganization and contains information concerning, among other matters, the debtor’s history, business, results of operations, management, properties and liabilities and the assets available for distribution under its plan, as well as the anticipated organization and operation of the reorganized company. The disclosure statement also describes certain effects of plan confirmation, certain risk factors associated with the plan, the manner in which distributions will be made to the debtor’s creditors under the plan for all amounts that were owed to such parties on the petition date, and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

      On April 14, 2003, we filed a preliminary draft of a plan of reorganization and disclosure statement (the “Draft Plan”) with the Bankruptcy Court. The Draft Plan and disclosure statement reflect the general parameters of terms that are under negotiation between Leap and Cricket, an informal committee of Leap noteholders, and an informal committee of Cricket senior secured vendor debtholders. We filed the Draft Plan and disclosure statement at the request of the informal committee of Leap’s noteholders.

      We continue to negotiate with our creditors and with potential investors to reach agreement on a plan of reorganization, and hope to finalize negotiations on the plan and disclosure statement with the informal creditors’ committees in the next few weeks. However, there can be no assurance that such an agreement will be reached. The terms of any plan of reorganization agreed to could differ materially from the Draft Plan.

      Under any plan of reorganization in the Chapter 11 proceedings, management of Leap expects that there will be very limited or no value flowing to Leap as a result of its ownership interests in Cricket and its related companies, and that there will be little or no value available for distribution to the common stockholders of Leap.

      Under the general parameters set forth in the Draft Plan, Cricket’s senior vendor debtholders would receive, on a pro rata basis, (1) $300-500 million of senior secured notes issued by reorganized Cricket, and (2) newly-issued shares of reorganized Leap common stock constituting 93-97% of the issued and outstanding equity of reorganized Leap. Holders of general unsecured claims against Leap (including the unsecured claims of holders of Leap’s senior notes and senior discount notes) would receive, on a pro rata basis, (1) the unsecured cash, cash equivalents and short-term investments at the Leap level (which aggregated approximately $82.4 million as of February 28, 2003) and interest thereon, (2) newly issued shares of reorganized Leap common stock constituting 3-5% of the issued and outstanding equity of reorganized Leap, and (3) other assets not used in the Cricket business to be transferred to a creditor trust and liquidated. Holders of secured claims with respect to Leap’s senior notes also would receive, on a pro rata basis, approximately $14 million in cash previously pledged to secure payments of interest to the senior noteholders. Holders of outstanding shares of Leap common stock could potentially receive, on a pro rata basis, newly issued shares of reorganized Leap common stock constituting 0-2% of the issued and outstanding equity of reorganized Leap. The terms of any plan of reorganization agreed to could differ materially from the Draft Plan.

      The Draft Plan contains other customary terms and conditions, and would require FCC approval to become effective.

      The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Petitions and the motions, pleadings and papers on file with the Bankruptcy Court.

First Day Motions and Other Chapter 11 Matters

      At hearings held on April 14, 2003, the Bankruptcy Court granted the debtors’ first day motions for various relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations during the pendency of the Chapter 11 proceedings. In addition, the Bankruptcy Court granted Cricket’s first day motion for an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of Cricket’s senior secured vendor creditors and its financial advisor. A hearing to consider approval of the order on a final basis has been scheduled for May 7, 2003.

      Although the debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. An official committee of Leap’s unsecured creditors will likely be formed by the United States Trustee. The unsecured creditors’ committee and various other parties in interest, including creditors holding pre-petition claims, such as Leap’s bondholders and Cricket’s senior secured vendor creditors, have the right to appear and be heard on all matters that come before the Bankruptcy Court.

      Shortly after the Petition Date, the debtors began notifying all known or potential creditors of the Chapter 11 filing. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the debtors. Under Section 362 of Chapter 11, most pending pre-petition claims and litigation against the debtors are stayed automatically, and absent further order of the Bankruptcy Court, no party may take any action to recover such pre-petition claims, enforce any pre-petition lien against or obtain possession of any property from the debtors. In addition, pursuant to Section 365 of Chapter 11, the debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. Unless otherwise agreed, the assumption of an executory contract or lease generally will require the debtors to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. In this regard, we expect that liabilities subject to the proceedings will arise in the future as a result of the rejection of additional executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

      Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not possible to predict the outcome of either the Chapter 11 proceedings or the effect such proceedings will have on the debtors’ creditors and common stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to the debtors’ creditors and common stockholders, if any, will not be determined until confirmation of a plan of reorganization. Under any plan of reorganization in the Chapter 11 proceedings, management of Leap expects that there will be very limited or no value flowing to Leap as a result of its ownership interests in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be little or no value available for distribution to the common stockholders of Leap. Because of this possibility, any investment in Leap or Cricket is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

      We currently expect that the Chapter 11 proceedings will not affect our ability to provide uninterrupted service to our customers. We expect that we will experience some loss of customers and some failure to attract new customers as a result of the Chapter 11 filing in the near term, but do not expect this impact to be significant beyond the near term. The rights of our creditors and equity security holders will be determined through the Chapter 11 proceedings. However, we cannot provide any assurances on the effect of the Chapter 11 proceedings on our business, creditors or security holders. Our future results are dependent upon our finalizing, filing, confirming and implementing, on a timely basis, a plan of reorganization with the Bankruptcy Court.

      We have incurred, and will continue to incur, significant costs associated with the Chapter 11 proceedings. We believe that our existing cash assets and cash from operations should provide us with adequate liquidity to conduct our business during the pendency of the Chapter 11 proceedings. However, we can provide no assurances in this regard. “See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Cricket Business Overview

      The Cricket companies offer wireless service in the U.S. under the brand “Cricket®,” which is marketed as “Comfortable Wireless®.” Our innovative Cricket strategy is designed to extend the benefits of mobility to the mass market by offering wireless service that is as simple to use and understand as, and is a competitive mobile alternative to, traditional landline service. In each Cricket market, the Cricket companies are deploying 100% digital, CDMA networks that we believe provide higher capacity and more efficient deployment of capital than competing technologies. CDMA technology, combined with our efforts to streamline operations and distribution, allows the Cricket companies to be a low-cost provider of wireless services in each Cricket market.

      Cricket service allows customers to make virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. The simplicity of the Cricket service allows Cricket to sustain lower operating costs per customer compared to traditional wireless providers. Cricket’s networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that Cricket’s per minute network operating costs are lower than, or comparable to, the lowest costs incurred by traditional wireless providers.

      We continue to focus on enhancing our Cricket service with new products and services designed to meet the needs of our growing customer base. We offer competitively priced long distance offers for calls to all parts of the United States, Canada and Mexico. We have Spanish language marketing and advertising campaigns, Spanish directory assistance and Spanish language billing as part of our ongoing focus on the growing Hispanic market. We offer unlimited inter-carrier text messaging in all of our markets. We also offer a service called “Cricket TalkTM” that bundles certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions.

      Under a license from Leap, Chase Telecommunications, a company that we acquired in March 2000, introduced the Cricket service in Chattanooga, Tennessee in March 1999. As of December 31, 2002, Cricket offered service in 40 markets covering a total population of approximately 25.5 million potential customers. These markets are located in 48 basic trading areas, or BTAs, and make up all of the markets that we refer to as our “40 Market Plan.” As of December 31, 2002, Cricket had:

•	approximately 1,512,000 customers in its markets across the U.S.; and

•	acquired wireless licenses covering approximately 53.1 million potential customers in 33 states.

Arbitration Award

      In August 2002, Leap issued 21,020,431 shares of its common stock to MCG PCS, Inc. pursuant to a binding arbitration award. The issuance of these shares constituted an event of default under Cricket’s senior secured vendor credit facilities. After issuance of these shares, the lenders under Cricket’s senior secured vendor credit facilities ceased funding new loan requests, including requests to fund interest payments that previously had been financed through draws under the credit facilities.

Nasdaq Delisting

      On December 11, 2002, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. Our common stock was delisted because:

•	we did not comply with Nasdaq’s shareholder approval requirements before issuing shares to MCG;

•	we did not comply with the net tangible assets or stockholders’ equity requirement for continued listing; and

•	we did not meet the minimum bid price requirement for continued listing as a result of our common stock having traded below $1.00 per share for 30 consecutive trading days.

Sale of Pegaso

      In September 2002, Leap completed the sale of its 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V., a company providing wireless service in Mexico, to Telefónica Móviles, S.A. At the closing, Leap received cash proceeds of approximately $22.2 million for the sale of its shares. In October 2002, Leap received approximately $15.8 million of additional cash from a loan repayment related to the sale.

Cricket Business Strategy

      We believe that the Cricket service offering will help transform wireless phone service from a luxury product into a mass consumer product. The Cricket strategy is to provide digital wireless service to the mass market with a simple, easy to understand approach. As a part of the Cricket strategy, we intend to:

•	Enhance the Mass Market Appeal of Wireless Service. We are working to remove the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe that large segments of the population do not use wireless service because they view wireless service as an expensive luxury item, believe they cannot control the cost of service, or find existing service plans too confusing. Our service plans are designed to attract new customers by offering simple, predictable affordable wireless services that are a competitive mobile alternative to landline service.

•	Offer an Appealing Value Proposition. We strive to provide service offerings that combine high quality and advanced features with simplicity and attractive pricing to create a “high value/reasonable price” proposition and broaden the market for wireless services. We offer Cricket service plans at flat rates, as a mobile alternative to traditional landline service.

•	Control and Minimize Costs. To become one of the lowest-cost providers in the wireless industry, we minimize our capital costs by engineering high-quality, efficient networks to cover only the urban and suburban areas of our markets where most of our potential customers live, work and play, while avoiding rural areas and corridors between distant markets. This strategy also allows us to acquire only those wireless licenses that we deem to be appropriately priced and to avoid acquiring wireless licenses that may be overpriced or cost ineffective in a local calling area simply to provide expansive geographic coverage and roaming capability. We minimize operating costs per customer through reduced network operation costs, streamlined billing procedures, the control of customer care expenses and lower customer investigation costs. We also are focused on streamlining marketing, distribution and customer support operations. We strive to maintain lower customer acquisition costs by offering simple service plans with a limited choice of handsets, and by distributing our product through company stores, cost effective third-party retail stores where the mass market shops and our website while maintaining appropriate levels of advertising.

•	Leverage CDMA Technology. We have deployed state-of-the-art CDMA networks that are designed to provide higher capacity at a lower capital cost that can be easily upgraded to support enhanced capacity. We believe this enables us to operate superior networks that support planned customer growth and high usage. In addition, we believe our CDMA networks provide a better platform to expand into other wireless information services based on advances in second and third generation digital technology in the future.

Cricket Business Operations

      General. Our business strategy is different from existing models used by typical cellular or PCS wireless providers. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum, as well as fees for roaming, that may result in monthly service charges that are higher than expected. Approximately 50% of the U.S. population currently does not subscribe to wireless service, and we believe that many of these potential customers perceive wireless service as too expensive and complicated. The Cricket service is based on our vision that the mass market wants wireless service to be predictable, affordable and as simple to understand and use as traditional landline telephone service, but with the benefits of mobility.

      We have designed the Cricket service to appeal to consumers who make the majority of their calls from within the local areas in which they live, work and play. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area for a flat monthly rate, as shown on a simple, straightforward bill, that is a competitive mobile alternative to traditional landline service. Through September 2002, Cricket customers paid in advance each month’s service. Commencing in October 2002, we no longer include a first month of service with the handset purchase and new Cricket customers pay for their service in arrears. Because we recognize revenues for customers who pay in arrears only when received, we do not record a reserve for bad debt for service revenues. Commencing in September 2002, we also began charging customers for service plan changes, and commencing in November 2002, we began charging activation fees and began requiring new customers on our Cricket Talk plan to maintain active service for 12 months or be subject to an early termination fee. In addition to local calling, directory assistance calls and long distance minutes can be purchased in advance and direct dialed without the use of a special code or card, or can be purchased as part of a packaged offering. We also generate equipment revenues from the sale of handsets and accessories though our retail sales locations, third-party dealers and distributors and our website.

      We continue to focus on enhancing our Cricket service with new products and services designed to meet the needs of our growing customer base. We have expanded our competitively priced long distance offers which now include Canadian and Mexican long distance. We have also introduced Spanish language marketing and advertising campaigns, Spanish directory assistance and Spanish language billing as part of our ongoing focus on the growing Hispanic market. In June and July 2002, we launched unlimited inter-carrier text messaging in all 40 of our markets. In August 2002, we launched a new service named “Cricket Talk” that bundles caller ID, call waiting, three-way calling, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions.

      Market Opportunity. Wireless penetration was approximately 50% in the U.S. at the end of December 2002. Traditional wireless companies have generally focused their U.S. marketing on highly mobile customers, including business users, who are likely to generate the highest revenues. Their customers are typically offered multiple service plans with prices based on the customer’s minutes of use during the billing period. Leap believes that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost, complexity and unpredictability of traditional wireless pricing plans.

      Sales and Distribution. We differentiate the Cricket service concept and seek to increase our market share through promoting a simplified buying process and focusing marketing efforts on potential customers in the communities covered by our local wireless networks. The Cricket approach is to penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer’s purchase decision simple, thus minimizing the need for sales commissions and associated residuals.

      The Cricket service and wireless handsets are sold through three main channels:

•	Cricket retail stores in high-traffic locations and Cricket kiosks;

•	the local stores of national retail chains; and

•	independent third-party dealers who are well positioned through their principal lines of business to reach our target potential customers.

      The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service at the point of sale and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We simplify the customer’s decision process by limiting the number of Cricket handset models available. We believe the sales costs for the Cricket service are lower than traditional wireless providers because of this streamlined sales approach.

      We combine mass marketing strategies and tactics to build awareness of the Cricket service concept and brand name within the communities we serve. Because the Cricket service is offered in distinct “island” markets, we advertise in local publications, on local radio stations and in local television commercials. In addition to local advertising efforts, we maintain an informational Web site for the Cricket service. Some third-party Internet retailers sell the Cricket service over the Internet, and we are developing our own direct Internet sales strategy.

      Network and Operations. The Cricket service is based on providing customers with levels of usage equivalent to landline and at prices substantially lower than most of our wireless competitors for similar usage. We believe our success depends on operating our networks to provide high, concentrated capacity with good in-building coverage rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. Our Cricket networks are in local population centers of self-contained communities where we believe roaming is not an important component of service for our target customers. Unlike traditional wireless providers who build networks covering wide areas to permit roaming by their customers, we believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers.

      The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or region surrounding the market. Because our business model is scalable, we can launch our networks on a market-by-market basis.

      Cricket Communications, Inc. has infrastructure equipment purchase agreements with Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Wireless Communications Inc. for the purchase of equipment and services necessary to maintain and increase the capacity of our Cricket networks for the 40 Market Plan. However, because Cricket has not paid certain amounts it owes to Lucent, Nortel and Ericsson under its respective equipment purchase agreements with these suppliers, Cricket’s purchase agreements with Lucent and Nortel now require that Cricket pay for purchases in advance, and Ericsson has indicated to Cricket that it requires similar payment terms. Further, as a result of events of default and terminations of commitments, Cricket is no longer able to borrow under its senior secured vendor credit agreements to pay for purchases of equipment and services, and Cricket may not have cash available for purchases from these vendors that are necessary to improve the coverage and capacity of its existing networks. See “Risk Factors — If We Are Unable to Find Suppliers Willing to Supply or Finance New Equipment and Services, We May Be Unable to Maintain or Expand Our Telecommunications Networks.” During the pendency of the Chapter 11 proceedings, we intend to seek a negotiated agreement with these suppliers that settles amounts currently due and allows Cricket to purchase equipment and services on appropriate terms for the restructured company. We cannot guarantee that we will be able to obtain such agreements.

      In connection with Cricket’s purchase of equipment and services from Lucent, Nortel and Ericsson, these vendors previously agreed to provide financing for the equipment and services they provide and for certain other related expenses. At December 31, 2002, Cricket had $1,541.3 million, net of discount, of debt under its senior secured vendor credit agreements, and $55.1 million payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. Borrowings under the senior secured vendor credit agreements at December 31, 2002 had a weighted-average interest rate of 9.9% per annum. Cricket is currently in default under the senior secured vendor credit agreements. These agreements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Other Financing Arrangements.”

      Wireless Licenses. The following table shows the wireless licenses that we owned as of December 31, 2002, which cover approximately 53.1 million potential customers. Each wireless license listed is pledged to secure Cricket’s senior secured vendor credit facilities, unless otherwise noted.

Market	Population(1)	MHz

Anchorage, AK(4)	467,422	30
Birmingham, AL(4)	1,338,096	15
Tuscaloosa, AL(4)	258,085	15
Blytheville, AR	71,440	15
Fayetteville, AR(2)	340,740	30
Fort Smith, AR(2)	333,623	30
Hot Springs, AR(2)	142,209	15
Jonesboro, AR(2)	184,285	10
Little Rock, AR(2)	979,869	20
Pine Buff, AR(2)	155,312	20
Russellville, AR(4)	100,881	15
Nogales, AZ(4)	39,695	20
Phoenix, AZ(2)	3,622,225	10
Tucson, AZ(2)	870,435	15
Merced, CA(2)	232,925	15
Modesto, CA(2)	513,881	15
Redding, CA(3)(4)(6)	280,109	15
Visalia, CA(2)	509,867	15
Denver/ Boulder, CO(2)	2,808,808	10
Ft. Collins, CO(2)	261,360	10
Greeley, CO(2)	188,382	10
Pueblo, CO(2)(3)(6)	319,522	30
Lakeland, FL(3)	495,740	10
Albany, GA(4)	360,228	15
Columbus, GA(2)	367,939	30
Macon, GA(2)	674,123	30

Market	Population(1)	MHz

Boise, ID(2)	609,200	30
Idaho Falls, ID(3)(4)	277,941	15
Twin Falls, ID(3)(4)	166,241	15
Lewiston, ID(3)(4)(6)	125,512	30
Peoria, IL(4)	462,956	15
Evansville, IN	525,972	10
Ft. Wayne, IN(4)	725,696	10
Coffeyville, KS(4)	61,192	15
Wichita, KS(2)(5)(6)	664,523	30
Owensboro, KY(4)	165,683	10
Adrian, MI	99,900	25
Battle Creek, MI(2)	242,434	25
Escanaba, MI(3)(6)	47,595	10
Flint, MI(2)	508,715	10
Grand Rapids, MI	1,104,294	25
Jackson, MI(2)	207,485	25
Kalamazoo, MI(2)	382,152	10
Lansing, MI	512,321	10
Mount Pleasant, MI	139,616	10
Muskegon, MI	227,988	15
Saginaw-Bay City, MI	642,409	10
Traverse City, MI	252,833	10
Bemidji, MN(3)(6)	67,792	10
Brainerd, MN(3)(6)	100,428	10
Duluth, MN	415,862	10
Jackson, MS	687,415	10
Vicksburg, MS	61,792	10
Bozeman, MT(3)(4)(6)	86,277	20
Charlotte/ Gastonia, NC(2)	2,139,136	10
Greensboro/ Winston-Salem/ High Point, NC(2)	1,485,806	10
Hickory, NC(2)	349,288	10
Fargo, ND(4)	319,099	15
Grand Forks, ND(4)	202,277	15
Lincoln, NE(2)	352,539	15
Omaha, NE(2)	1,004,837	10
Albuquerque, NM(2)	853,280	15
Gallup, NM(4)	147,508	15
Roswell, NM(4)	82,349	15
Santa Fe, NM(2)	225,450	15
Reno, NV(2)	612,437	10
Buffalo, NY(2)	1,210,156	10
Plattsburgh, NY(7)	119,353	10
Syracuse, NY(2)	779,144	15
Utica, NY	299,377	10
Watertown, NY(7)	302,692	15
Dayton/ Springfield, OH(2)	1,221,241	10
Marion, OH	98,612	10
Sandusky, OH(2)	139,506	15
Steubenville, OH	130,317	10
Toledo, OH(2)	790,134	15
Tulsa, OK(2)	966,936	15
Eugene, OR(2)	328,965	10
Salem/ Corvallis, OR(2)(3)(6)	541,410	20
Johnstown, PA	230,890	10
Pittsburgh/ Butler/ Uniontown/ Washington/ Latrobe, PA(2)	2,464,811	10
Chattanooga, TN(2)	576,867	15
Clarksville, TN(2)	272,253	15
Knoxville, TN(2)	1,144,419	15
Memphis, TN(2)	1,579,375	15
Nashville/ Murfreesboro, TN(2)	1,811,753	15
Eagle Pass, TX(4)	119,697	15
Lufkin, TX	164,791	10
Provo, UT(2)	392,981	15
Salt Lake City/ Ogden, UT(2)	1,677,325	15
Kennewick/ Pasco/ Richland, WA(4)(5)(6)	198,099	15
Spokane, WA(2)	760,885	15
Yakima, WA(4)(5)(6)	262,053	15
Appleton-Oshkosh, WI	460,186	10
Eau Claire, WI	197,655	10
La Crosse, WI-Winona, MN	324,039	10
Stevens Point-Marshfield-Wisconsin Rapids, WI	216,597	20
Casper, WY(3)(4)(6)	147,826	30

Total	53,143,776

(1)	2002 market population estimates provided by Claritas Inc.

(2)	Designates wireless licenses or portions of wireless licenses in markets launched under our 40 Market Plan.

(3)	Designates wireless licenses covering a total of approximately 2.6 million potential customers that we have contracted to exchange and/or sell in several transactions for certain operating assets, cash and wireless licenses, which cover a total of approximately 1.2 million potential customers in Rochester, New York. In these transactions, we have contracted to retain 15 MHz of our wireless licenses in the Lewiston, Idaho market and 20 MHz of our wireless licenses in the markets of Pueblo, Colorado and Salem, Oregon. There is significant risk that several of these transactions may not close because the other party to the transaction has asserted that we have failed to meet the conditions required for them to close as set forth in the agreements.

(4)	Designates wireless licenses subject to an FCC initial buildout deadline in 2004 that we have not yet met.

(5)	Designates wireless licenses covering a total of approximately 1.1 million potential customers that we have indirectly pledged to secure an obligation to GLH, Inc., a company with which we exchanged certain wireless licenses. Our obligation to pay GLH $8.4 million ($8.1 million net of discount) is currently in default. GLH has given us a notice of default and of its intent to sell the wireless licenses pursuant to the pledge agreement. We have retained 15 MHz of our wireless licenses in the Wichita, Kansas market.

(6)	Designates wireless licenses that are not pledged to secure Cricket’s senior secured vendor credit facilities.

(7)	Designates wireless licenses for which the final transfer is subject to the payment of approximately $346,000 to the FCC.

     The above table does not include wireless licenses covering 0.4 million potential customers that are subject to FCC buildout dates which have expired without completion of the required buildout. These wireless licenses have no carrying value and are subject to forfeiture to the FCC.

      Leap was the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in the FCC’s Auction 35. The former holder of the licenses challenged the validity of Auction 35 in court, and the licenses were never granted to us. In December 2002, we accepted an offer from the FCC and withdrew from our commitment and right to purchase the licenses on which we were the successful bidder. In connection with that withdrawal, we received a refund of $10.5 million in payments we had made to the FCC relating to Auction 35, which was in addition to the $74.2 million received earlier in the year. We have applied for a refund of the remaining approximately $268,000 of payments we made to the FCC in connection with Auction 35.

      Leap’s Rights and Interests. Our wholly owned subsidiary, Cricket Communications Holdings, Inc., owns Cricket Communications, Inc., which is the operating company that is implementing the Cricket strategy.

      Capital Requirements and Projected Investments. If we decide to build or operate networks beyond our existing 40 Market Plan, we would require substantial new capital. The amount of financing that we would require for these efforts will vary depending on the number of these networks that are developed, including any markets covered by our future wireless license acquisitions, if any, and the speed at which we construct and launch these networks. For a more detailed description of our capital requirements and liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Regulatory Environment. For a description of the extensive regulation governing our domestic business, see “— Government Regulation,” “Risk Factors — Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations and On Our Ability to Obtain FCC Approval of a Plan of Reorganization” and “Risk Factors — We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions.”

International Investments

Pegaso

      Leap was a founding shareholder and made investments in and loans to Pegaso Telecomunicaciones, S.A. de C.V., a company providing wireless service in Mexico, totaling $120.5 million. In the fourth quarter of fiscal 2001, Leap discontinued its use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses because its investment in and loans to Pegaso had been reduced to zero on its books of account.

      In September 2002, Leap completed the sale of its 20.1% interest in Pegaso to Telefónica Móviles, S.A. At the closing, Leap received cash proceeds of approximately $22.2 million for the sale of its shares. In October 2002, Leap received approximately $15.8 million of additional cash from a loan repayment related to the sale. In connection with the sale, Leap was released from its obligations under a $33 million guarantee by delivering to Qualcomm its rights under the warrants Leap acquired in connection with the guarantee. Pursuant to Cricket’s senior secured vendor credit facilities, Leap was obligated to set aside or contribute to the Cricket companies approximately $25.8 million of the proceeds of the sale of Pegaso. In light of the financial condition and expected restructuring of Leap and Cricket, however, Leap did not make the set asides and contributions and instead retained such funds at Leap. Leap’s failure to contribute or set aside such amounts was a breach of contract by Leap and an additional event of default under the senior secured vendor credit facilities.

Smartcom

      On June 2, 2000, Leap completed the sale of its Chilean operating subsidiary, Smartcom, S.A., to Endesa, S.A., a Spanish utility company. Smartcom owns and operates a nationwide wireless system in Chile. Under the terms of Leap’s agreement with Endesa, a portion of the purchase price was payable in a promissory note in the original principal amount of $35.0 million. This promissory note matured on June 2, 2001 and bears interest at a rate equal to the 3-month LIBOR, compounded semi-annually. This promissory note is subject to a right of set-off to secure the indemnification obligations under the purchase agreement between the parties. Endesa has asserted claims of up to $48.7 million against Leap and its wholly owned Chilean subsidiary for breach of representations and warranties under the purchase agreement and has notified us that it is offsetting the claims against the unpaid balance of the note. Leap has caused its wholly owned Chilean subsidiary to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Leap believes that Endesa’s claims are without merit, and Leap is contesting Endesa’s claims.

Competition

      The telecommunications industry generally is very competitive and competition is increasing. At December 31, 2002, we were the ninth largest U.S. wireless carrier based on customers. However, unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Local and long distance wireline carriers have also begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Moreover, the wireless industry has experienced a general slow down in the rate of new customer activations during the second half of 2001 and in 2002. If these trends continue, they could have material adverse impacts on our business, financial condition and results of operations.

      In the U.S., we compete directly with other wireless providers and as a mobile alternative to traditional landline service in each of our markets, many of which have greater resources than we do and entered the markets before us. A few of our competitors operate wireless telecommunications networks covering most of the U.S. Our competitors’ earlier entry and broader presence in the U.S. telecommunications market may have a negative effect on our ability to successfully implement our strategy. Furthermore, the FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. In addition, other wireless providers in the U.S. either have implemented or could attempt to implement plans substantially similar to our strategy of providing unlimited local service at a flat monthly rate. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

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

      Licensing and Buildout of PCS Systems. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, are for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. In recent years, the FCC has also further split licenses in connection with re-auctions of PCS spectrum. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan statistical or rural service areas.

      The FCC’s spectrum allocation for PCS includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as “Entrepreneur’s Blocks.” The FCC requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or re-auctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC’s initial auctions of C-Block and F-Block licenses. The FCC’s rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. In July 1999, the FCC issued an opinion and order that found that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order.

      All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

•	provided substantial service during its past license term; and

•	has substantially complied with applicable FCC rules and policies and the Communications Act.

      All PCS licensees must satisfy buildout deadlines and geographic coverage requirements within five and/or ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our licenses have initial buildout deadlines in 2004. We have met the buildout requirements in all markets where we currently offer Cricket service. However, we have not satisfied the minimum buildout requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties, and we currently do not have the financial resources to complete such buildouts. See “Business — Cricket Business Operations” above for a detailed list of those markets with initial buildout deadlines in 2004 that we have not yet met. We intend to either raise additional resources to fund the buildout or sell or otherwise transfer the material licenses for which we have not yet satisfied the buildout requirement before the deadline. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in the near future. Any subsequent expiration of these licenses could have a material adverse effect on our financial position and results of operations.

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

      This transition plan currently allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for the costs of relocating to alternate spectrum locations. We have included estimates of the costs of relocating microwave users to alternate spectrums in our business plans.

      PCS services are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point-to-point microwave facilities to connect the transmitter, receiver and signaling equipment for each PCS or cellular cell to the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

      Ongoing Compliance with C-Block and F-Block Eligibility Rules. For a description of our need to comply with C-Block and F-Block eligibility rules, see “Risk Factors — Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations and On Our Ability to Obtain FCC Approval of a Plan of Reorganization.”

      Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or cellular system, including any transfer of control that may arise out of our plan of reorganization. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to the FCC’s spectrum aggregation review. The FCC previously had defined a hard limit on the amount of broadband PCS, cellular and specialized mobile radio spectrum that a single entity could hold in a particular geographic market. Effective January 1, 2003, the FCC phased out this spectrum “cap” entirely, and now reviews spectrum transactions on a case-by-case basis. The FCC also eliminated its cellular cross-interest rule in metropolitan cellular markets. These rule modifications may make it easier for large wireless carriers to consolidate spectrum assets and to acquire smaller wireless carriers, and could adversely affect our entry into new wireless markets.

      C-Block and F-Block licenses historically have been subject to certain additional transfer and assignment restrictions, including a prohibition on the assignment or transfer of such licenses for a period of five years following the initial license grant date to any entity that fails to satisfy C-Block and F-Block financial qualification requirements. The FCC revised these rules in August 2000. Under the revised rules, a C-Block or F-Block license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC.

      Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation unless waived by the FCC. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our wireless licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

      Other Recent Industry Developments. The FCC has a number of other complex requirements and proceedings that affect the operation of our business. For example, FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. The FCC also recently reaffirmed its requirement that wireless carriers allow subscribers to take their existing telephone numbers when switching carriers. That decision, which we supported as a benefit to competition, is currently on appeal to the U.S. Court of Appeals for the D.C. Circuit. We also are subject or potentially subject to interconnection, reciprocal compensation and universal service obligations; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

      The Supreme Court recently invalidated the FCC’s cancellation of PCS licenses held by NextWave Personal Communications, Inc. and certain other entities. We had submitted high bids in that re-auction to purchase several of those licenses, but the FCC has confirmed that the results of that auction are no longer binding. In December 2002, we accepted an offer from the FCC and withdrew from our commitment and right to purchase the licenses on which we were the successful bidder in Auction 35. In connection with that withdrawal, we received a refund of $10.5 million in payments we had made to the FCC relating to Auction 35, which was in addition to the $74.2 million received earlier in the year. We have applied for a refund of the remaining approximately $268,000 of payments we made to the FCC in connection with Auction 35. The FCC also has begun auctioning several blocks of spectrum formerly occupied by television channels 52 through 69, which it states may be usable to provide services that could be competitive with ours.

      State Regulation and Local Approvals. Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including PCS. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the government. The siting of base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC to determine the scope of that authority. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear. State commissions have become increasingly aggressive in their efforts to conserve numbering resources.

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

Employees

      On December 31, 2002, Leap’s subsidiary, Cricket Communications, Inc., employed approximately 1,439 full time employees, and Leap had no employees.

RISK FACTORS

Our Plan of Reorganization May Not Be Timely Finalized, May Not Be Confirmed By the Bankruptcy Court, and May Not Be Successfully Consummated

      Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on April 13, 2003. We continue to negotiate with our creditors and with potential investors to reach agreement on a plan of reorganization. However, there can be no assurance that such agreement will be reached. Under Chapter 11, for 120 days after the Petition Date the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. Even if the debtors file a plan of reorganization within the period of exclusivity, there can be no assurance that the proposed plan of reorganization will be confirmed by the Bankruptcy Court. Section 1129 of Chapter 11 requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the debtors were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. If the Bankruptcy Court does not confirm our plan of reorganization, we would be required to submit and seek approval of an alternative plan of reorganization. We can give no assurances that we would be successful in these efforts. If we fail to obtain confirmation of a plan of reorganization within the exclusivity period and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors may file a plan of reorganization for us.

      Currently, it is not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the Chapter 11 proceedings on our business or on the interests of our stakeholders. Lengthy Chapter 11 proceedings may adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers.

      Any plan of reorganization in the Chapter 11 proceedings will likely provide for certain conditions that must be fulfilled prior to the effective date of the plan. Therefore, even if the Bankruptcy Court confirms the plan, consummation of the plan will likely be dependent upon a number of conditions typical in restructurings, as well as FCC approval. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. Accordingly, we can provide no assurances that the plan will be consummated and the restructuring completed. If the plan is not consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which would substantially erode the value of our enterprise to the detriment of all stakeholders.

Our Chapter 11 Proceedings May Result in a Negative Public Perception of Leap and Cricket That May Adversely Affect Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

      Even if we submit a plan of reorganization that is confirmed by the Bankruptcy Court and consummated by us, our Chapter 11 filing may negatively impact the public perception of Leap, Cricket and their subsidiaries. If, due to negative press articles or otherwise, our current and potential customers perceive us as a company with financial difficulties, they may decide not to purchase our products or services, or suppliers may decide to no longer supply us with their products or services or to supply those products and services to us only on less favorable terms. Our ability to attract and retain customers may be adversely affected by our

Chapter 11 filing, which could have a material negative impact on our liquidity and results of operations. Negative public perception could also adversely impact our future access to additional capital, make it more difficult to hire and retain key employees and have other material adverse effects on our business, results of operations and financial condition.

Holders of Certain Claims and Interests, Including the Holders of Leap Common Stock, Warrants and Options, Will Likely Receive Little or No Distributions Under the Plan of Reorganization

      Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not certain what effect the Chapter 11 proceedings will have on our creditors and common stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to our creditors and common stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, ultimately will be ascribed in the Chapter 11 proceedings to each of these constituencies. Under any plan of reorganization in the Chapter 11 proceedings, management of Leap expects that there will be very limited or no value flowing to Leap as a result of its ownership interests in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be little or no value available for distribution to the common stockholders of Leap. Because of this possibility, any investment in Leap or Cricket is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

Parties to Executory Contracts May File Motions with the Bankruptcy Court to Require Us to Assume or Reject the Contracts, and We May Be Prohibited from Assuming Certain Intellectual Property Licenses

      Parties to pre-petition executory contracts and unexpired nonresidential real property leases may, under certain circumstances, file motions with the Bankruptcy Court to require us to assume or reject such contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require us to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Petition Date, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the Chapter 11 proceedings may arise in the future as a result of the rejection of executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

      We license the use of patents and copyrights from various suppliers of software to us. There is a risk that the Bankruptcy Court could find that, absent the consent of the other party, we would be unable to assume these licenses and would no longer be entitled to use such software. Any such loss could have an immediate and material adverse effect on our business, results of operations and financial condition.

We Have Incurred, and Expect to Continue to Incur, Significant Costs Associated with the Chapter 11 Proceedings

      We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, is expected to have a significant adverse effect on our results of operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

In Their Audit Report, Our Independent Accountants Express Substantial Doubt About Our Ability to Continue as a Going Concern

      Our independent accountants have included a “going concern” paragraph in their audit report on our audited 2002 financial statements. See the “Report of Independent Accountants” and Note 2 to the consolidated financial statements included in Item 8 of this report. The audit report states that our Chapter 11 filing raises substantial doubt about our ability to continue as a going concern. Our financial statements assume we will continue as a going concern, but our ability to do so will require a successful restructuring of our outstanding indebtedness and may require obtaining additional financing. Failure to achieve these objectives could lead to the financial failure of our company.

Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations and On Our Ability to Obtain FCC Approval of a Plan of Reorganization

      Our business plan depends on our operation of C-Block and F-Block licenses. We may acquire and operate C-Block and F-Block licenses only if we qualify as an “Entrepreneur” under FCC rules or the first buildout deadline on these licenses has been met.

      The FCC’s grants of our C-Block and F-Block licenses are subject to conditions. Each of the conditions imposed by the FCC has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, including applicable attribution thresholds associated with C-Block and F-Block licenses, that failure could trigger a number of adverse consequences, including possible triggering of FCC unjust enrichment rules and the acceleration of installment payments still owed to the U.S. Treasury for some PCS licenses. In addition, we might not be able to continue to acquire additional C-Block and F-Block PCS licenses in the aftermarket. These consequences could have a material adverse effect on our business and financial condition.

      Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected by the FCC in 1999. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, in the past three years FCC rules have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. Effective January 1, 2003, the FCC phased out the “cap” on the amount of combined PCS, cellular and specialized mobile radio spectrum that any particular carrier may acquire in a wireless market.

      We may not prevail in connection with any of these challenges, appeals or proceedings. If the FCC or a court determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of our licenses should be divested, cancelled or re-auctioned, or that we should pay financial penalties.

      In addition, the deemed transfer of control of our wireless licenses in connection with any plan of reorganization under the Chapter 11 proceedings will require FCC approval. If we fail to remain qualified to hold C-Block and F-Block licenses, that failure could adversely affect our ability to obtain FCC approval of a plan of reorganization and/or could substantially delay obtaining such approval. Any failure to obtain or substantial delay in obtaining FCC approval of a plan of reorganization could result in our Chapter 11 proceedings being converted into Chapter 7 liquidation proceedings, which would substantially erode the value of our enterprise to the detriment of all stakeholders.

The Creditors’ Committees and Other Parties In Interest May Not Support Our Positions in the Chapter 11 Proceedings

      The unsecured creditors’ committee likely to be appointed in the Chapter 11 proceedings and various other parties in interest, including creditors holding pre-petition claims, such as Leap’s bondholders and Cricket’s senior secured vendor creditors, have the right to appear and be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees and other parties in interest will support our positions in the Chapter 11 proceedings or the plan of reorganization, once proposed. Disagreements between us and these committees and other parties in interest could protract the Chapter 11 proceedings, could negatively impact our ability to operate during the pendency of the Chapter 11 proceedings and could delay our emergence from Chapter 11.

Our Ability to Raise Capital and the Liquidity of Our Stock May Be Adversely Affected by the Fact That Our Shares are Not Listed On the Nasdaq National Market System or Any Other Major Exchange

      The fact that our shares are not listed on the Nasdaq National Market System or any other major exchange could reduce the liquidity of our common stock and make it more difficult for a stockholder to obtain accurate quotations as to the market price of our common stock. Reduced liquidity of our common stock also may reduce our ability to access the capital markets in the future. In addition, under any plan of reorganization in the Chapter 11 proceedings, it is likely that our existing equity securities will be cancelled and that new equity securities of Leap will be issued upon our emergence from Chapter 11. There can be no assurance that any new equity securities of Leap issued under the plan of reorganization will be listed on the Nasdaq National Market System or any other major exchange.

We Have Experienced Slower Customer Growth Rates Than Planned Due to the Current Economic Slowdown, Increased Competition in the Wireless Telecommunications Market, and Our Announcement of Restructuring Discussions, Which Has Adversely Affected the Management of Our Business

      During the year ended December 31, 2002, we experienced slower customer growth rates than planned. Some other wireless carriers also have reported slower customer growth rates compared to prior periods. We believe the slower customer growth rates were due in large part to:

•	the current economic slowdown;

•	increased competition in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly lower prices which compete with the Cricket predictable and virtually unlimited calling plan; and

•	concerns over the potential negative outcomes of our participating in restructuring discussions.

      Our business plan and estimated future operating results are based on estimates of key operating metrics, including:

•	customer growth;

•	customer churn;

•	average monthly revenue per customer;

•	losses on sales of handsets and other customer acquisition costs; and

•	other operating costs.

      These factors and our subsequent Chapter 11 filing have created a level of uncertainty that affects our ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth. This uncertainty has, in turn, adversely affected the management of our business.

We Have Experienced Net Losses Since Inception, We Anticipate Significant Losses for the Next Several Years, and We May Be Unable to Become Profitable

      Leap and its subsidiaries experienced net losses of $664.8 million in the year ended December 31, 2002, $483.3 million in the year ended December 31, 2001, $0.2 million in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the market price of the common stock of a reorganized Leap or Cricket.

Leap’s Stock Price Has Declined Significantly Since the Beginning of 2002, Remains Volatile and May Continue to Decline

      The market price of Leap common stock has declined significantly since the beginning of 2002 and may continue to decline in the future. The last sale price of Leap’s common stock on the OTC Bulletin Board on April 10, 2003 was $0.17 per share, down from the closing price of $21.31 on January 2, 2002, the first trading day of the prior year, as reported by the Nasdaq National Market. Leap’s stock price may continue to decline in the future as a result of the Chapter 11 filing, implementation of a plan of reorganization, sustained resales of Leap common stock by MCG and other stockholders and other factors related to the business and financial condition of Leap specifically and related to the unsettled nature of the wireless telecommunications market generally.

      Leap’s stock price has historically been volatile and may be subject to significant volatility in the future, particularly on a quarterly basis. Events related to the Chapter 11 filing and shortfalls in our revenues, earnings, customer growth or other business metrics relative to the levels and schedule expected by securities analysts could immediately, significantly and adversely affect the trading price of Leap common stock. In addition, the stock market in general, and the stock prices of telecommunications companies and other technology-based companies in particular, have experienced significant volatility in recent periods.

Our Issuance of 21,020,431 Shares to MCG PCS, Inc. Substantially Increased Our Shares of Common Stock Outstanding, and Sustained Resales of These Shares Will Lead to a Decrease in the Market Price of Our Common Stock

      As a result of Leap’s issuance of 21,020,431 shares to MCG PCS, Inc. in August 2002, there has been a substantial increase in the number of outstanding shares of Leap common stock. MCG now holds approximately 36% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis. We have filed a resale registration statement on Form S-1 for these shares on behalf of MCG which has not yet been declared effective. Should the registration statement be declared effective and should MCG undertake sustained resales of shares of Leap common stock pursuant to the registration statement, further decreases in the market price of Leap common stock could occur.

Beginning in December 2002, Securities Class Action Lawsuits Were Filed Against Leap, Which Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

      Beginning in December 2002, securities class action lawsuits were filed against Leap on behalf of all persons who purchased or otherwise acquired Leap common stock from February 11, 2002 through July 24, 2002. The complaints allege that Leap and certain of its officers and directors issued materially misleading statements concerning Leap’s financial condition. Leap believes the claims are without merit and is vigorously defending against the action. However, litigation of this type could result in substantial costs and a diversion of our management’s attention and resources, which could, in turn, have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot predict with certainty the outcome of this litigation.

Our Business Strategy Is Subject to Executions Risks, and We May Not Attract the Number of Customers Necessary to Be Successful In the Long Term

      Our business strategy is to offer consumers a service, marketed under the brand Cricket that allows them to make virtually unlimited calls within a local area and receive unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. This strategy is a relatively new approach to marketing wireless services. While it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. See “Item 1. Business — Competition” above.

Our Planned and New Services May Not Be Successful

      We currently have several new services that are in development. In addition, we recently launched a new service that bundles certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. These planned and new services are unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Face Increasing Competition, and Some Major Carriers Have Offered Service With Increasingly Large Bundles of Minutes of Use At Increasingly Low Prices, Which Could Have a Material Adverse Effect on Demand For the Cricket Service

      The telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we also intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

      Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Our competitors have begun to price their services more aggressively and may attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully. See “Item 1. Business — Competition” above.

If We Experience a Higher Rate of Customer Turnover Than Planned, Our Costs Could Increase

      Many providers in the U.S. personal communications services industry have experienced a high rate of customer turnover. Our rate of customer turnover may be affected by several factors, including limited network coverage, reliability issues, such as blocked or dropped calls, handset problems, inability to roam onto cellular networks, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase marketing costs to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

If Our Strategies to Reduce and Control Customer and Dealer Fraud Are Not Successful, It Could Have a Material Adverse Impact On Our Business

      During the first quarter of 2002, we experienced a significant increase in the occurrence of credit card, subscription and dealer fraud over that experienced in the preceding year. The increase in fraud impacted our business primarily by reducing revenue, reducing calculated ARPU and increasing handset subsidy costs, which caused our CPGA to be higher than it otherwise would have been. Beginning in the second quarter of 2002, we instituted strategies to manage the impacts of fraud on our business. We instituted more timely and targeted dealer performance and inventory monitoring systems that provide us with near real-time reporting of dealer performance metrics, including the rates of churn and first bill non-payments by individual stores. We also eliminated some of our indirect distribution locations. In addition, we have enacted various customer and credit card validation procedures, as well as policies to require cash payment from any customer identified as using fraudulent credit card information. Fraud has been an issue in the wireless industry nearly since its inception and customers continue to devise ways to defraud. We have strategies to detect and deal with these new efforts to defraud us and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if these strategies are not successful in detecting and controlling fraud in the future, it could have a material adverse impact on our financial condition and results of operations.

The Loss of Key Personnel, Difficulty Attracting and Retaining Qualified Personnel, and the Change in Management Contemplated by the Plan of Reorganization Could Harm Our Business

      We believe our success depends on the contributions of a number of our key personnel. These key personnel include but are not limited to Harvey P. White, Chairman of the Board and Chief Executive Officer, and Susan G. Swenson, President and Chief Operating Officer. In material part due to our announcement of restructuring discussions and subsequent Chapter 11 filing, we are experiencing higher than normal turnover, including turnover of individuals at the vice president level. This loss of key individuals, and particularly the cumulative effect of these losses, may have a material, adverse impact on our ability to manage and operate our business. We do not maintain “key person” life insurance on any employee. We also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filing, which could adversely affect our business operations and financial condition. In addition, any plan of reorganization in the Chapter 11 proceedings may provide for a change in the composition of our Board of Directors and/or a change in our stockholder base. We cannot assure you that a new Board of Directors or new stockholders would maintain the current direction of the company or that a new Board of Directors would retain the current management team.

If We Are Unable to Find Parties Willing to Supply or Finance New Equipment and Services, We May Be Unable to Maintain or Expand Our Telecommunications Networks

      Although we have launched service and substantially completed our networks in all markets in our initial 40 Market Plan, over time we will need to improve the coverage and capacity of our existing networks through the installation of additional network equipment. However, we have not paid certain amounts we owe to Lucent, Nortel and Ericsson under our respective equipment purchase agreements with these suppliers. Our purchase agreements with Lucent and Nortel now require that we pay for purchases in advance, and Ericsson has indicated to us that it requires similar payment terms. Further, as a result of events of default and terminations of commitments, we are no longer able to borrow under our senior secured vendor credit agreements to pay for purchases of equipment and services, and we may not have cash available for purchases from these vendors that are necessary to improve the coverage and capacity of our existing networks. In addition, our trade creditors may refuse to supply us, may restrict their supply to us or may condition their supply to us upon pre-payment. We may not be able to find other vendors, trade creditors or third parties to supply us on terms that are acceptable to us, or at all. If our existing vendors and trade creditors cease supplying us and we are unable to secure alternate suppliers and trade creditors, our business would be materially adversely affected.

We May Experience Difficulties In Constructing Our Networks Due to Our Reliance on Third Parties to Provide Necessary Services and Our Reliance On Governmental Bodies to Provide Permits and Approvals

      We depend heavily on suppliers and contractors to successfully complete our construction projects. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction of new telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay system rollouts and can raise the costs of completing construction projects. Some of our previous Cricket launches were delayed and launched with fewer cell sites than desirable and therefore, reduced coverage as well. Our failure to obtain third party services or permits and approvals on a timely basis could increase our costs, reduce our revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

If Call Volume Under Our Cricket Flat Price Plans Exceeds the Capacity of Our Wireless Networks, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Affect On Our Competitive Position

      Our Cricket strategy is to offer consumers wireless service that allows them to make virtually unlimited calls within a local area and receive unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,200 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if wireless use by Cricket customers exceeds the capacity of our future networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our planned networks cannot handle the call volumes they experience, our competitive position and business prospects could be materially adversely affected.

      In addition, we recently launched a new service that bundles certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Our current plans assume, and our experience has shown, that customers of our bundled service use approximately 120 minutes of long distance per month. If customers use all of the long distance minutes included with this new service, we could face capacity problems and our costs of providing the service could increase, making it uneconomic to continue providing the service. If we are unable to cost-effectively provide our new products and services to customers, our competitive position and business prospects could be materially adversely affected.

Declines in the Fair Value of Our Wireless Licenses Below Their Carrying Value Could Ultimately Result in an Impairment Charge

      Statement of Financial Accounting Standard No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. When performing an impairment test, if the fair value of the asset is less than its carrying value, an impairment loss is recognized. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Based on the current difficulties being experienced within the telecommunications and wireless industries, wireless license prices in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future. The outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our wireless licenses as a result of fresh start accounting. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our wireless licenses on our balance sheet.

Declines in Our Operating Performance or Changes in Our Business Climate Could Ultimately Result in an Impairment of Our Long-Lived Assets

      We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compare our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets in performing our impairment tests. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our long-lived assets. In addition, the outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our long-lived assets as a result of fresh start accounting. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our long-lived assets on our balance sheet.

Our Issuance of Shares to MCG PCS, Inc. Qualifies, and Implementation of Our Plan of Reorganization is Likely to Qualify, as a Change in Our Ownership under Internal Revenue Code Section 382 and Limits Our Ability to Use Our Net Operating Loss and Credit Carryforwards

      Our issuance of 21,020,431 shares to MCG PCS, Inc. in August 2002 caused a “change in our ownership” under Internal Revenue Code Section 382. Accordingly, there will be a significant annual limitation on our ability to use our net operating loss and credit carryforwards. There is also likely to be a change in our ownership as defined under Internal Revenue Code Section 382 in connection with our Chapter 11 filing, which may result in a further limitation on our ability to use our net operating loss and credit carryforwards. If there is a significant elimination or reduction of our outstanding indebtedness as a result of the Chapter 11 filing, we will realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and credit carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of our net operating loss and credit carryforwards, we may be required to reduce other tax attributes (e.g., tax basis in our assets) by the amount of such excess. The Chapter 11 filing may result in the merger of certain subsidiaries and the transfer of assets among subsidiaries. If these mergers and transfers cannot be structured in a tax-efficient manner, we may owe significant income taxes as a result.

If MCG PCS, Inc. Acquires One Additional Share of Our Common Stock, That Acquisition Would Trigger a Distribution of the Rights Under Our Stockholder Rights Plan

      Leap has a rights plan that could discourage, delay or prevent an acquisition of Leap under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of Leap common stock, which will cause substantial dilution to a person or group acquiring 15% or more of Leap’s stock if the acquisition is not approved by Leap’s Board of Directors. Because the issuance of shares to MCG PCS, Inc. pursuant to the arbitration award would have otherwise triggered the rights plan, Leap amended the rights plan to provide that ownership of our common stock in excess of the 15% threshold by MCG, together with all of its affiliates and associates existing on August 29, 2002, solely as a result of the number of shares they beneficially owned on August 29, 2002, plus the shares issued to MCG in connection with the arbitration award, will not trigger the rights plan, unless and until MCG, together with all of its affiliates and associates existing on August 29, 2002, acquires one or more additional shares of our common stock. If MCG acquires one additional share of our common stock other than those shares excluded under the rights plan, its ownership in our common stock would be significantly diluted. Therefore, Leap’s rights plan may have the effect of preventing MCG from acquiring shares of our common stock. For a description of the rights plan, see the section entitled “Stockholder Rights Plan” in Note 8 to the consolidated financial statements included in Item 8 of this report.

Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations and On Our Ability to Obtain FCC Approval of a Plan of Reorganization

      Our business plan depends on our operation of C-Block and F-Block licenses. We may acquire and operate C-Block and F-Block licenses only if we qualify as an “Entrepreneur” under FCC rules or the first buildout deadline on these licenses has been met.

      The FCC’s grants of our C-Block and F-Block licenses are subject to conditions. Each of the conditions imposed by the FCC has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, including applicable attribution thresholds associated with C-Block and F-Block licenses, that failure could trigger a number of adverse consequences, including possible triggering of FCC unjust enrichment rules and the acceleration of installment payments still owed to the U.S. Treasury for some PCS licenses. In addition, we might not be able to continue to acquire additional C-Block and F-Block PCS licenses in the aftermarket. These consequences could have a material adverse effect on our business and financial condition.

      Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected by the FCC in 1999. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, in the past three years FCC rules have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. Effective January 1, 2003, the FCC phased out the “cap” on the amount of combined PCS, cellular and specialized mobile radio spectrum that any particular carrier may acquire in a wireless market.

      We may not prevail in connection with any of these challenges, appeals or proceedings. If the FCC or a court determines that we are not qualified to hold C-Block or F-Block licenses, it could take the position that some or all of our licenses should be divested, cancelled or re-auctioned, or that we should pay financial penalties.

      In addition, the deemed transfer of control of our wireless licenses in connection with any plan of reorganization under the Chapter 11 proceedings will require FCC approval. If we fail to remain qualified to hold C-Block and F-Block licenses, that failure could adversely affect our ability to obtain FCC approval of a plan of reorganization and/or could substantially delay obtaining such approval. Any failure to obtain or substantial delay in obtaining FCC approval of a plan of reorganization could result in our Chapter 11 proceedings being converted into Chapter 7 liquidation proceedings, which would substantially erode the value of our enterprise to the detriment of all stakeholders.

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Licenses, Which May Result in the Revocation of Some of Our Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that license, or make a showing of substantial service in that area, within five and/or ten years after the license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Some of our wireless licenses have initial buildout deadlines in 2004. We have met the buildout requirements in all markets where we currently offer Cricket service. However, we have not satisfied the minimum buildout requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties, and we currently do not have the financial resources to complete such buildouts. Those markets with initial buildout deadlines in 2004 that we have not yet met are identified in the table under the heading “Business — Cricket Business Operations — Wireless Licenses” above. We intend to either raise additional resources to fund the buildout or sell or otherwise transfer the material licenses for which we have not yet satisfied the buildout requirement before the deadline. However, we cannot assure you that we will be able to raise the resources or sell or transfer the licenses before the deadline. Failure to comply with the FCC’s buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in the near future. Any subsequent expiration of these licenses could have a material adverse effect on our financial position and results of operations.

The CDMA Technology That We Use May Become Obsolete, Which Would Limit Our Ability to Compete Effectively

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

Item 2.	Properties

      Leap currently leases space in two office buildings in San Diego, California for our headquarters, totaling approximately 99,065 square feet, which we use for sales, marketing, product development, engineering and administrative purposes. We also currently lease approximately 7,679 square feet of office space in Alexandria, Virginia, which we use for information technology development and administrative purposes. We also have office leases in Carlsbad and San Diego, California that we have surrendered back to the landlords.

      As of February 1, 2003, Cricket had leased regional offices in Tulsa, Oklahoma; Albuquerque, New Mexico; and Nashville, Tennessee, which range from approximately 13,600 square feet to approximately 21,300 square feet. Cricket has 24 additional office leases in its individual markets that range from 2,508 square feet to 14,426 square feet. Cricket also leases approximately 80 retail stores in its markets ranging in size from 698 square feet to 4,100 square feet and leases approximately 10 kiosks for retail sales as well as 3 retail storage spaces ranging in size from 100 square feet to 200 square feet. In addition, we currently lease approximately 2,944 cell site locations and 27 switch and warehouse facilities that range in size from approximately 3,000 square feet to approximately 20,000 square feet. We do not own any real property.

      As we complete most of the buildout of existing Cricket markets and if we elect to build out additional markets, and as capital resources permit, we may need to lease additional or substitute office facilities, retail stores, cell sites and switch and warehouse facilities.

Item 3.	Legal Proceedings

      On April 13, 2003 (the “Petition Date”), Leap, Cricket Communications, Inc. and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). Each of the debtors will continue to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11. The Chapter 11 cases are discussed in greater detail in “Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code” above and in Note 2 to the consolidated financial statements included in Item 8 of this report.

      In connection with Leap’s acquisitions of wireless licenses in Buffalo and Syracuse from MCG PCS, Inc., MCG asserted that, based on the prices of certain wireless licenses auctioned by the FCC in Auction 35, it was entitled to a purchase price adjustment pursuant to the terms of the purchase agreement for such licenses. The matter was submitted to binding arbitration and the arbitrator determined that the seller was entitled to a purchase price adjustment of $39.8 million payable immediately in cash, or, in Leap’s sole discretion, approximately 21 million shares of Leap common stock. In August 2002, Leap paid the purchase price adjustment to MCG by issuing 21,020,431 shares of its common stock, representing approximately 36% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis, following such issuance. The issuance of common stock to the seller without the consent of the lenders under Cricket’s senior secured vendor credit facilities constituted an event of default under Cricket’s senior secured vendor credit facilities. In addition, because the award was payable immediately, Leap did not obtain stockholder approval of the issuance as required by the rules of the Nasdaq National Market. Leap’s common stock was delisted from the Nasdaq National Market on December 11, 2002. See “Risk Factors — Our Ability to Raise Capital and the Liquidity of Our Stock May Be Adversely Affected By the Fact That Our Common Stock Is Not Listed On the Nasdaq National Market System or Any Other Major Exchange.” In December 2002, Leap paid approximately $1.4 million to MCG in satisfaction of the arbitrator’s award regarding attorneys’ fees, expenses and costs.

      From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa S.A. (“Endesa”). Leap has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against Leap and its wholly-owned subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending before the Fourth District Court of Appeals for the State of California (instituted at the trial level on June 29, 2001) and in the 19th Civil Court of Santiago in the Republic of Chile (instituted on June 29, 2001). Leap believes Endesa’s claims are without merit, and Leap is contesting Endesa’s claims. Leap has caused its wholly owned Chilean subsidiary to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial position or results of operations.

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap Wireless International, Inc., Harvey P. White, Leap’s Chairman and Chief Executive Officer, Susan G. Swenson, Leap’s President, Chief Operating Officer and director, and Manford Leonard, Leap’s Vice President and Controller, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap common stock from February 11, 2002 through July 24, 2002, referred to in this report as the Class Period. The nine lawsuits are captioned: (1) Solomon Schechter v. Leap, White, Swenson and Leonard, Case No. 02-CV-02385-J (JAH); (2) James Threkeld v. Leap, White, Swenson and Leonard, Case No. 2455-J (POR); (3) Jack Hearn v. Leap, White, Swenson and Leonard, Case No. 02-CV-2515-BTM (LSP); (4) Jonathan Crowell, Trustee of the Cornelia I. Crowell Trust v. Leap, White, Swenson, Leonard and Barad, Case No. 02-CV-2514-JM (LAB); (5) Bridget Gillen v. Leap, White, Swenson and Leonard, Case No. 02-CV-2545-J (JFS); (6) Andrew Bennet v. Leap, White, Swenson and Leonard, Case No. 02-CV-2563-IEG (JFS); (7) Reginald J. Hudson v. Leap, White, Swenson and Leonard, Case No. 03-CV-0072-K (JAH); (8) Cyril Marsden v. Leap, White, Swenson and Leonard,

Case No. 03-CV-0158-H (JAH); and (9) Gary Kissinger v. Leap, White, Swenson and Leonard, Case No. 03-CV-0257-JM (RBB). These lawsuits are virtually identical and each alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its financial statements. The actions seek an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the Court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated under the caption In re Leap Wireless International, Inc. Securities Litigation, Case No. 02-CV-2388J (AJB). No class has yet been certified in these actions. Leap believes that it has strong defenses to the claims raised by these lawsuits. However, if Leap does not prevail, the amounts involved could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap debt securities on February 23, 2000, and nominally against Leap, in the Supreme Court of the State of New York, Case No. 03600591. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the allegations are without merit and intends to defend the case vigorously.

      Leap is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot be determined with certainty. However, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

      Leap’s common stock, $.0001 par value per share, currently trades on the OTC Bulletin Board under the symbol “LWIN.OB.” Prior to December 11, 2002, our common stock was listed on the Nasdaq National Market under the symbol “LWIN.” High and low sales prices for Leap common stock for specified quarterly periods are set forth below.

	High($)	Low($)

Calendar Year — 2001
First Quarter	46.69	20.50
Second Quarter	36.78	21.31
Third Quarter	33.15	12.70
Fourth Quarter	21.51	13.51
Calendar Year — 2002
First Quarter	23.10	3.77
Second Quarter	11.39	1.05
Third Quarter	1.87	0.18
Fourth Quarter	0.61	0.12

      On April 10, 2003, the last reported sale price of Leap’s common stock on the OTC Bulletin Board was $0.17 per share. As of April 10, 2003, there were 58,704,192 shares of common stock outstanding held by approximately 1,604 holders of record.

      On December 11, 2002, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. Our common stock was delisted because:

•	we did not comply with Nasdaq’s shareholder approval requirements before issuing shares to MCG;

•	we did not comply with the net tangible assets or stockholders’ equity requirement for continued listing; and

•	we did not meet the minimum bid price requirement for continued listing as a result of our common stock having traded below $1.00 per share for 30 consecutive trading days.

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

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2002 with respect to compensation plans under which Leap’s common stock is authorized for issuance.

			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
Plan Category	outstanding options	outstanding options	equity compensation plans

Equity compensation plans approved by security holders	7,076,966	$13.46	2,686,452
Equity compensation plans not approved by security holders(1)	1,325,290	15.15	1,174,710

Total	8,402,256	$13.73	3,861,162

(1)	Includes shares authorized for issuance under Leap’s 2001 Non-Qualified Stock Option Plan, which allows the Board of Directors to grant non-qualified options to selected employees, directors and consultants to purchase shares of Leap common stock. A total of 2,500,000 shares of common stock have been reserved for issuance under the 2001 plan. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a four-year period and are exercisable for up to ten years from the grant date. The number of options that may be granted to officers and directors of Leap under the 2001 plan is limited.

      (b) Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

      These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere in this report.

				Period From
				September 1,	Year Ended
	Year Ended December 31,			1999 to	August 31,
				December 31,
	2002	2001	2000	1999	1999	1998

Statement of Operations Data(1):
Revenues:
Service revenues	$567,694	$215,917	$40,599	$6,733	$3,619	$—
Equipment revenues	50,781	39,247	9,718	39	288	—

Total revenues	618,475	255,164	50,317	6,772	3,907	—

Operating expenses:
Cost of service (exclusive of items shown separately below)	(181,404)	(94,510)	(20,821)	(2,409)	(1,355)	—
Cost of equipment	(252,344)	(202,355)	(54,883)	(7,760)	(2,455)	—
Selling and marketing	(122,092)	(115,222)	(31,709)	(4,293)	(1,197)	—
General and administrative	(185,915)	(152,051)	(85,640)	(15,051)	(27,548)	(23,888)
Depreciation and amortization	(287,942)	(119,177)	(24,563)	(6,926)	(5,824)	—
Impairment of long-lived assets	(16,323)	—	—	—	—	—
Impairment of goodwill	(26,919)	––	—	—	—	—

Total operating expenses	(1,072,939)	(683,315)	(217,616)	(36,439)	(38,379)	(23,888)
Gains on sale of wireless licenses	364	143,633	—	—	—	—

Operating loss	(454,100)	(284,518)	(167,299)	(29,667)	(34,472)	(23,888)
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	—	(54,000)	(78,624)	(23,077)	(127,542)	(23,118)
Interest income	6,345	26,424	48,477	764	2,505	273
Interest expense	(229,740)	(178,067)	(112,358)	(12,283)	(10,356)	—
Foreign currency transaction gains (losses), net	50	(1,257)	13,966	(8,247)	(7,211)	—
Gain on sale of wholly-owned subsidiaries	—	—	313,432	—	9,097	—
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602	—	3,609	—
Gain on sale of unconsolidated wireless operating company	39,518	—	—	—	—	—
Other income (expense), net	(3,051)	8,443	1,913	(3,336)	(243)	—

Income (loss) before income taxes and extraordinary items	(640,978)	(482,975)	52,109	(75,846)	(164,613)	(46,733)
Income taxes	(23,821)	(322)	(47,540)	—	—	—

Income (loss) before extraordinary items	(664,799)	(483,297)	4,569	(75,846)	(164,613)	(46,733)
Extraordinary loss on early extinguishment of debt	—	—	(4,737)	—	—	—

Net loss	$(664,799)	$(483,297)	$(168)	$(75,846)	$(164,613)	$(46,733)

Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(14.91)	$(14.27)	$0.18	$(4.01)	$(9.19)	$(2.65)
Extraordinary loss	—	—	(0.19)	—	—	—

Net loss	$(14.91)	$(14.27)	$(0.01)	$(4.01)	$(9.19)	$(2.65)

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(14.91)	$(14.27)	$0.14	$(4.01)	$(9.19)	$(2.65)
Extraordinary loss	—	—	(0.15)	—	—	—

Net loss	$(14.91)	$(14.27)	$(0.01)	$(4.01)	$(9.19)	$(2.65)

				Period From
				September 1,	Year Ended
	Year Ended December 31,			1999 to	August 31,
				December 31,
	2002	2001	2000	1999	1999	1998

Shares used in per share calculations(2):
Basic	44,591	33,861	25,398	18,928	17,910	17,648

Diluted	44,591	33,861	32,543	18,928	17,910	17,648

	As of December 31,				As of August 31,

	2002	2001	2000	1999	1999	1998

Balance Sheet Data(1)
Cash and cash equivalents	$100,860	$242,979	$338,878	$44,109	$26,215	$—
Working capital (deficit)(3)	(2,144,420)	189,507	602,373	50,361	6,587	(14,789)
Restricted cash equivalents and investments	25,922	40,755	65,471	20,550	—	—
Total assets	2,163,702	2,450,895	1,647,407	360,765	335,331	157,752
Long-term debt(3)	—	1,676,845	897,878	303,818	221,812	—
Total stockholders’ equity (deficit)	(296,786)	358,440	583,258	10,892	70,900	142,963

(1)	For the fourth quarter of the year ended August 31, 1999, the period from September 1, 1999 to December 31, 1999, and the first six months of the year ended December 31, 2000, the financial results of Smartcom are included in the selected consolidated financial data as a result of our acquisition of the remaining 50% interest in Smartcom that we did not already own on April 19, 1999. Before the fourth quarter of the year ended August 31, 1999, our investment in Smartcom was accounted for using the equity method of accounting. We subsequently divested our entire interest in Smartcom on June 2, 2000.

(2)	Refer to Notes 3 and 5 of the Consolidated Financial Statements for an explanation of the calculation of basic and diluted net loss per common share.

(3)	We have classified the principal and interest balances outstanding under long-term debt as short-term obligations in the consolidated balance sheet as of December 31, 2002, as a result of our existing defaults of the underlying agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Other Financing Arrangements,” and Notes 2 and 6 of the consolidated financial statements for an explanation of our debt obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this report. You should read this discussion and analysis in conjunction with our financial statements and related notes.

Background

      Leap conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket Communications, Inc. is Leap’s subsidiary that operates the Cricket business, together with subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities. Leap, Cricket Communications, Inc. and the other Cricket companies have filed for protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Cricket companies continue to operate together as a wireless communications carrier that provides innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product.

      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As of the Petition Date, most actions to collect pre-petition indebtedness are stayed and most other contractual obligations against the debtors may not be enforced. In addition, under Chapter 11 we may assume or reject pre-petition executory contracts and unexpired nonresidential real property leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with Chapter 11. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by required creditors and approved by the Bankruptcy Court. Information regarding the Chapter 11 proceedings appears in “Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code.”

      We expect that we will implement, upon the effective date of a plan of reorganization, fresh start reporting under the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” It is expected that fresh start accounting will be applied at that time, due to the following expected circumstances:

•	the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims; and

•	the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis.

Under SOP 90-7:

•	our reorganization value will be allocated to the fair value of our assets and any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets will be reported as an intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets”;

•	our liabilities will be stated at present values of amounts to be paid;

•	our accumulated deficit will be eliminated; and

•	our new equity will be issued according to the plan.

      We anticipate that the adoption of SOP 90-7 and fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effective date of the plan will not be comparable with those published before the plan is effective.

      Leap and the Cricket companies are highly leveraged. At December 31, 2002, we had debt totaling $2,210.0 million, including $1,541.3 million, net of discount, of debt under Cricket’s senior secured vendor credit facilities. Each of the Cricket companies is a borrower or guarantor under the senior secured vendor credit facilities of Cricket. Cricket is currently in default under the senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities. See “— Liquidity and Capital Resources.”

      As a result of Cricket’s default on its senior secured vendor credit facilities, we have classified the principal and accrued interest balances outstanding under those facilities and amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services as short-term obligations in the consolidated balance sheet as of December 31, 2002. In addition, we have classified the principal and interest balances outstanding under our senior and senior discount notes, U.S. government financing and other financing arrangements as short-term obligations in the consolidated balance sheet as of December 31, 2002 as a result of our Chapter 11 filing in April 2003, which constituted an event of default of the underlying agreements. Unamortized debt discounts and debt issuance costs of $187.1 million at December 31, 2002 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of the amounts payable under any of these credit facilities. The discount associated with our senior secured vendor credit facilities arose from the recognition of the origination fees due under the facilities. The discount associated with our senior notes arose from the amount of proceeds allocated to the warrants issued in conjunction with the notes. The discount associated with our senior discount notes arose from the difference between the face value of the notes and the net proceeds received, plus the amount of proceeds allocated to the warrants issued in conjunction with the notes. The discount associated with our U.S. government financing and other financing arrangement arose from the difference between the stated interest rates and management’s best estimate of the prevailing market interest rates at the time we incurred the debt. The discounts for all of our long-term debt are amortized to interest expense over the terms of the respective credit agreements using the effective interest method.

      Because of Cricket’s existing defaults under the senior secured vendor credit facilities and the fact that Cricket has been unable to raise new funds which would enable it to repay such amounts, the substantial risk that the stock of the Cricket companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any reorganization, we recorded an estimated impairment charge during the year ended December 31, 2002 equal to our remaining goodwill balance of $26.9 million. The goodwill resulted from Leap’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.

      In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. pursuant to a binding arbitration award. Our issuance of these shares caused a “change in our ownership” under Internal Revenue Code Section 382. Accordingly, there will be a significant annual limitation on our ability to use our net operating loss and credit carryforwards. There is also likely to be a change in our ownership as defined under Internal Revenue Code Section 382 in connection with our Chapter 11 filing, which may result in a further limitation on our ability to use our net operating loss and credit carryforwards. If there is a significant elimination or reduction of our outstanding indebtedness as a result of the Chapter 11 filing, we will realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and credit carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of our net operating loss and credit carryforwards, we may be required to reduce other tax attributes (e.g., tax basis in our assets) by the amount of such excess. The Chapter 11 filing may result in the merger of certain subsidiaries and the transfer of assets among subsidiaries. If these mergers and transfers cannot be structured in a tax-efficient manner, we may owe significant income taxes as a result.

      On December 11, 2002, Leap’s common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. See “Risk Factors — Our Ability to Raise Capital and the Liquidity of Our Stock May Be Adversely Affected By the Fact That Our Common Stock Is Not Listed On the Nasdaq National Market System or Any Other Major Exchange.”

      Our independent accountants have included a “going concern” paragraph in their audit report on our audited 2002 financial statements. See “Risk Factors — In Their Audit Report, Our Independent Accountants Express Substantial Doubt About Our Ability to Continue as a Going Concern.”

Acquisitions, Exchanges and Sales of Wireless Licenses

      During the year ended December 31, 2002, we completed the exchange of wireless licenses with an aggregate net carrying value of $7.7 million. Because we did not receive or give any cash consideration as part of the transaction, the licenses received were recorded at the net carrying value of the licenses exchanged.

      Leap was the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers in the FCC’s Auction 35. The former holder of the licenses challenged the validity of Auction 35 in court, and the licenses were never granted to us. In December 2002, we accepted an offer from the FCC and withdrew from our commitment and right to purchase the licenses on which we were the successful bidder. In connection with that withdrawal, we received a refund of $10.5 million in payments we had made to the FCC relating to Auction 35, which was in addition to the $74.2 million received earlier in the year. We have applied for a refund of the remaining approximately $268,000 of payments we made to the FCC in connection with Auction 35.

Pegaso

      Leap was a founding shareholder and made investments in and loans to Pegaso Telecomunicaciones, S.A. de C.V., a company providing wireless service in Mexico, totaling $120.5 million. In the fourth quarter of fiscal 2001, Leap discontinued its use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses because its investment in and loans to Pegaso had been reduced to zero on its books of account.

      In September 2002, Leap completed the sale of its 20.1% interest in Pegaso to Telefónica Móviles, S.A. At the closing, Leap received cash proceeds of approximately $22.2 million for the sale of its shares. In October 2002, Leap received approximately $15.8 million of additional cash from a loan repayment related to the sale. In connection with the sale, Leap was released from its obligations under a $33 million guarantee to Qualcomm of Pegaso’s outstanding working capital loans from Qualcomm, by delivering to Qualcomm Leap’s rights under the warrants it acquired in connection with the guarantee. Under the senior secured vendor credit facilities, Leap was obligated to set aside or contribute to the Cricket companies approximately $25.8 million of the proceeds from the sale of Pegaso. Because of the financial condition and expected restructuring of Leap and Cricket, however, Leap did not make the set asides and contributions and instead retained the funds at Leap. Leap’s failure to contribute or set aside those amounts was a breach of contract by Leap and an additional event of default under Cricket’s senior secured vendor credit facilities.

Smartcom Disposition

      On June 2, 2000, Leap completed the sale of Smartcom to Endesa S.A. in exchange for gross consideration of approximately $381.5 million, consisting of $156.8 million in cash, three promissory notes totaling $143.2 million, subject to post closing adjustments, the repayment of intercompany debt due to Leap by Smartcom totaling $53.3 million, and the release of cash collateral posted by Leap securing Smartcom indebtedness of $28.2 million. Leap recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million during the quarter ended June 30, 2000. In February 2001, Leap sold one of the promissory notes, with an original principal amount of $58.2 million plus accrued interest, to a third party for $60.7 million. In June 2001, Endesa repaid $47.5 million of principal and accrued interest for the second promissory note. The remaining promissory note of $35.0 million is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approxi-

mately $48.7 million against Leap for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the unpaid balance of the note. The note matured on June 2, 2001 and Leap expects it to remain unpaid until the issues related to the claims are resolved. Leap has caused its wholly owned Chilean subsidiary to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Leap believes that Endesa’s claims are without merit, and Leap is contesting Endesa’s claims. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Presentation of Foreign Wireless Operating Companies

      We have recognized our share of net earnings or losses of our foreign operating companies on a three-month lag. The financial statements of Smartcom are included in our consolidated financial statements from June 1, 1999 to March 31, 2000 as a result of our acquisition in April 1999 of the remaining 50% of Smartcom that we did not already own and our sale of 100% of Smartcom on June 2, 2000. The accounts of Smartcom were consolidated using a three-month lag, and as a result of the sale in June 2000, the results of Smartcom for April and May 2000 have been reflected in accumulated deficit during the year ended December 31, 2000. Until September 10, 2002, we owned 20.1% of the outstanding capital stock of Pegaso. Until the fourth quarter of 2001, we accounted for our interest in Pegaso under the equity method of accounting. In the fourth quarter of 2001, Leap discontinued its use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses because its investment in and loans to Pegaso had been written down to zero.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of long-lived and intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and estimates involve a higher degree of judgment and complexity than others.

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and, through September 2002, were generally paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. We recognize revenues for customers who pay in arrears only after payment is received. Commencing in September 2002, we also currently charge customers for service plan changes, and commencing in November 2002, we began charging activation fees. Revenues from these fees are deferred and recorded to revenue over the estimated average life of these customers of 12 months. Direct costs associated with customer activations are expensed as incurred.

      In August 2002, we launched a new service called “Cricket Talk” that bundles caller ID, call waiting, three-way calling, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee. This new bundled service is designed to more effectively compete with other telecommunications providers. Beginning in November 2002, new customers on our Cricket Talk plan are required to maintain active service for 12 months or be subject to an early termination fee, which is recognized as revenue when received.

      Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when customers activate service. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when customers activate service. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. For our stores, handset returns are accepted within 30 days of purchase or 30 minutes of usage, whichever occurs first. The return policies of our third-party dealers and distributors are frequently more liberal than ours. Management believes that it can reliably estimate returns upon activation, which historically have been insignificant. We record an estimate for returns of handsets and accessories at the time of recognizing revenue.

      Handsets sold through our third-party dealers and distributors are subject to a mark-up retained by the third-party dealer or distributor, which is not included in our equipment revenues. We generate service revenues from monthly service and features, including call waiting, caller ID and voicemail. Service revenue is also generated from the customer’s usage of long distance minutes and directory assistance purchased from Cricket.

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

      We have cooperative advertising programs with our third-party dealers and distributors that provide that we will refund part of the cost of certain qualified advertising by third-party dealers and distributors of our Cricket products and wireless services. This advertising must meet qualitative criteria, and minimum amounts must be spent on the advertisements. The programs require the third-party dealers and distributors to provide evidence of the nature of the advertising performed that includes our products and wireless service as well as the actual costs incurred. We generally record our costs for cooperative advertising programs as selling and marketing expenses.

Wireless Licenses

      Wireless licenses are recorded at cost (i.e. the purchase price paid for the licenses at the time of acquisition, together with other capitalized costs including legal costs and microwave relocation costs). Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. We determined that our wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142 as the technology that we use to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 we ceased amortizing our wireless license costs. Wireless licenses, net, totaled $718.2 million at January 1, 2002. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carryforwards in connection with the adoption of SFAS No. 142. Because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets.

      The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital and other factors. Wireless licenses not currently in use under our 40 Market Plan may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of” are licenses that are part of pending license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At December 31, 2002 and 2001, wireless licenses to be disposed of were not significant.

      Our wireless licenses include provisions that require us to satisfy buildout deadlines and geographic coverage requirements within five years and/or ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter or one-third of the population of the licensed service area, depending on the type of license. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our wireless licenses have initial buildout deadlines in 2004. We have met the buildout requirements in all markets where we currently offer Cricket service. However we have not satisfied the minimum buildout requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties, and we currently do not have the financial resources to complete such buildouts. See “Item 1. Business — Cricket Business Operations — Wireless Licenses” for a detailed list of those markets with initial buildout deadlines in 2004 that we have not yet met. We intend to either raise additional resources to fund the buildout or sell or otherwise transfer the material licenses for which we have not yet satisfied the buildout requirement before the deadline. However, we cannot assure you that we will be able to raise the resources or sell or transfer the licenses before the deadline. Failure to comply with these buildout requirements could cause the revocation of some of our licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in the near future. Any subsequent expiration of these licenses could have a material adverse effect on our financial position and results of operations.

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

Impairment of Indefinite-Lived Intangible Assets (Wireless Licenses and Goodwill)

      We assess potential impairment to our indefinite-lived intangible assets, including goodwill and wireless licenses, annually as required by SFAS No. 142 “Goodwill and Other Intangible Assets” and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Our estimates of the fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. When the fair value of an asset is less than its carrying value, an impairment loss is recognized. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. During the three months ended March 31, 2002, we completed our transitional impairment review of our wireless licenses and concluded that no impairment existed at the date of adoption. In addition, as of June 30, September 30 and December 31, 2002, we tested our wireless licenses for impairment. The fair values of the wireless licenses were greater than their carrying values on the dates tested; therefore, no impairment loss was recognized on the dates tested. Based on the current difficulties being experienced within the telecommunications and wireless industries, prices observed in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future. The outcome of our Chapter 11 proceedings may also affect the carrying value of our wireless licenses as a result of fresh start accounting.

      Wireless licenses are usually granted in blocks of 10, 15 or 30 megahertz (“MHz”). In general (though there are frequently exceptions created by the supply and demand for individual markets), licenses in geographic areas with higher population density have higher valuations than those for areas with lower population density. As described in more detail above, the total population covered by our portfolio of wireless licenses using 2002 population estimates provided by Claritas Inc. was approximately 53.1 million. A common metric used to value wireless licenses is derived from dividing the FCC auction or private sale price of a wireless license by the product of the license’s MHz and the area’s population. This metric is commonly referred to as “$/MHz pop.” Based on the prices we paid for our wireless licenses at auction and in private sales together with other capitalized costs (including legal costs and microwave relocation costs) (i.e., their carrying value), the population of the geographic areas in which we own wireless licenses and the MHz of each license, our wireless licenses are carried at approximately $0.93/MHz pop.

      Management’s estimates of the fair values of our wireless licenses were supported by valuations performed by an independent third party appraiser as of June 30 and December 31, 2002. The independent valuations of our licenses were made on the basis that an orderly sale of the licenses could be achieved.

      The independent third party appraiser utilized the “market comparable method” to value our wireless licenses. This method indicates the fair value of an asset by comparing it to publicly available information regarding the pricing of similar assets, generally through transactions, and applying appropriate discounts or premiums based upon subsequent market and industry developments. The independent third party appraiser developed a range of estimates of $/MHz pop using several different analytical processes. The most conservative of the analytical processes for the valuation as of June 30, 2002 was based on a reference to the median successful bid of comparable licenses auctioned by the FCC in Auction 35, less a 30% discount. The most conservative of the analytical processes for the valuation as of December 31, 2002 was based on a reference to the average selling price of wireless licenses in a December 19, 2002 acquisition of wireless licenses by Verizon Wireless, less a 30% discount. This value was approximately 50%, on an aggregate basis, of the average successful bid for comparable licenses auctioned by the FCC in Auction 35. The processes employed by the independent third party appraiser yielded a range of fair market value estimates of our wireless licenses as of June 30, 2002 and December 31, 2002, and in each case the lowest estimate was above $0.93/MHz pop. For purposes of comparison only, the first point where our licenses would have been impaired would result from using a discount between 59% and 60% to the average successful bid of comparable wireless licenses auctioned by the FCC in Auction 35.

      Management’s estimates of the fair value of our wireless licenses, as well as the valuations provided by the independent third party appraiser described above, also were consistent with the most recent estimates of independent securities analysts who covered us during the relevant periods.

      The outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our wireless licenses in the future as a result of fresh start accounting, which may require a different standard for determining the carrying value of these assets than the one required by the impairment analysis. In addition, as part of our Chapter 11 proceedings, we will develop an analysis of the value of our wireless licenses in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 142. We expect the value of our wireless licenses in the liquidation analysis to be less than their carrying value at December 31, 2002.

      We adopted Emerging Issues Task Force, or EITF, Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing our impairment reviews. EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses should be combined into a single unit of accounting based on the assertion that the wireless licenses as a group represent the highest and best use of the assets. This assertion is based on management’s plans and its belief that it is unlikely that a substantial portion of the licenses will be sold separately.

      During the three months ended March 31, 2002, we completed our transitional impairment review of our goodwill required upon the adoption of SFAS No. 142 and concluded that no impairment existed at the date of adoption. Because of Cricket’s existing defaults under the senior secured vendor credit facilities and the fact that Cricket has been unable to raise new funds which would enable it to repay such amounts, the substantial risk that the stock of the Cricket companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million.

Impairment of Long-Lived Assets (Property and Equipment and Other Intangible Assets)

      We adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      At June 30, September 30 and December 31, 2002, we tested our long-lived assets for potential impairment. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compared our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets. The total undiscounted future cash flows, excluding interest, exceeded the total carrying value of our long-lived assets and indefinite-lived assets at the dates tested. As a result, our long-lived assets were not deemed to be impaired at those dates. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in a substantial impairment charge related to our long-lived assets.

      The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our long-lived assets as a result of fresh start accounting, which requires a different standard for determining the carrying value of these assets than the standard in place prior to fresh start accounting. We expect the fair value of our long-lived assets in fresh start accounting to be substantially less than their carrying value at December 31, 2002. In addition, as part of our Chapter 11 proceedings, we will develop an analysis of the value of our long-lived assets in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 144. We expect the value of our long-lived assets in the liquidation analysis to be substantially less than their carrying value at December 31, 2002.

      Management believes that it is appropriate to evaluate the recoverability of its property and equipment and other long-lived assets based on the cash flows and carrying value of the assets of the entire company, because it is unable to accurately attribute cash flows to lower level asset groupings which generate cash flows independently from other asset groupings, such as individual markets. Had lower level asset groupings and related cash flows been available for use in this evaluation, it is possible that the undiscounted cash flow test results may have been significantly different.

      During the year ended December 31, 2002, we recorded impairment charges of $6.4 million and $9.9 million for certain of our property and equipment and intangible assets, respectively, which assets are not currently being used in our business and are not expected to be used in the future.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003. We have not yet determined the impact that the adoption of SFAS No. 143 will have on our consolidated financial position or our results of operations.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. We adopted SFAS No. 145 on January 1, 2003, at which time we reclassified the $4.7 million extraordinary loss on the early extinguishment of debt incurred during the year ended December 31, 2000 to other income/ expense.

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or our results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123 and changes certain disclosure requirements for companies electing to continue applying the APB 25 intrinsic value method. We currently do not apply the fair value method of accounting for stock-based compensation. Therefore, the adoption of SFAS No. 148 on December 31, 2002 did not have a material impact on our consolidated financial position or our results of operations.

      In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may elect to report the change in accounting as a cumulative-effect adjustment. We have not yet determined the impact that the adoption of EITF Issue No. 00-21 will have on our consolidated financial position or our results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We currently do not maintain guarantees that fall within the scope of FIN No. 45. Therefore, the adoption of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations or footnote disclosures.

Results of Operations

      The following table presents condensed consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenues:
Service revenues	$567,694	$215,917	$40,599
Equipment revenues	50,781	39,247	9,718

Total revenues	618,475	255,164	50,317

Operating expenses:
Cost of service (exclusive of items shown separately below)	(181,404)	(94,510)	(20,821)
Cost of equipment	(252,344)	(202,355)	(54,883)
Selling and marketing	(122,092)	(115,222)	(31,709)
General and administrative	(185,915)	(152,051)	(85,640)
Depreciation and amortization	(287,942)	(119,177)	(24,563)
Impairment of long-lived assets	(16,323)	—	—
Impairment of goodwill	(26,919)	—	—

Total operating expenses	(1,072,939)	(683,315)	(217,616)
Gains on sale of wireless licenses	364	143,633	—

Operating loss	(454,100)	(284,518)	(167,299)
Equity in net loss of unconsolidated wireless operating company	—	(54,000)	(78,624)
Interest income	6,345	26,424	48,477
Interest expense	(229,740)	(178,067)	(112,358)
Foreign currency transaction gains (losses), net	50	(1,257)	13,966
Gain on sale of wholly-owned subsidiary	—	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602
Gain on sale of unconsolidated wireless operating company	39,518	—	—
Other income (expense), net	(3,051)	8,443	1,913

Income (loss) before income taxes and extraordinary items	(640,978)	(482,975)	52,109
Income taxes	(23,821)	(322)	(47,540)

Income (loss) before extraordinary items	(664,799)	(483,297)	4,569
Extraordinary loss on early extinguishment of debt	—	—	(4,737)

Net loss	$(664,799)	$(483,297)	$(168)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      At December 31, 2002, customers of our Cricket service rose to approximately 1,512,000, compared to approximately 1,119,000 at December 31, 2001. We added approximately 393,000 net customers in 2002 primarily due to increased penetration in our existing markets. Gross customer additions were approximately 1,090,000 during the year ended December 31, 2002. In February 2002, we launched our Buffalo, New York market. At December 31, 2002, the total potential customer base covered by our networks in 40 markets across the U.S. was approximately 25.5 million.

      During the year ended December 31, 2002, we experienced slower customer growth rates than planned. We believe the slower customer growth rates were due in large part to the current economic slowdown, increased competition, and concerns over the potential negative outcomes of our announcement of and participation in restructuring discussions. Other wireless carriers have also reported slower customer growth rates compared to prior periods. Furthermore, the slowing customer growth and our restructuring efforts have caused us to reduce our focus on rapid growth and as a result we have reduced marketing efforts and focused on retaining quality customers. These efforts may have had a negative impact on customer growth rates.

      We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly lower prices which may compete with the Cricket predictable and virtually unlimited calling plan. These competitive plans appear to be promotional in nature, and our competitors generally appear to be moving back to higher pricing. However, the trend towards lower pricing across the industry has continued and may continue to impact the Cricket service differentiation. In August 2002, we launched a new service named “Cricket Talk” that bundles certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions.

      During the three months ended March 31, 2002, we experienced a significant increase in the occurrence of fraud, which has been an issue in the wireless industry, over that experienced in the preceding year. The three types of fraud that affected our business are credit card fraud, subscription fraud and distribution fraud. With the exception of some normal delays in the reporting of credit card misuse, which are not material, we believe that the financial costs of these activities are reflected in our financial results for the applicable period. We believe we significantly reduced fraudulent activity after taking aggressive steps to implement processes, systems and controls designed to detect fraud and screen out customers and dealers who engage in fraudulent activity.

      The removal of potentially fraudulent customers from our customer base, an increase in selling and marketing expenses of $2.6 million, an increase in sales incentives of $6.9 million, lower gross customer additions (due in part to the slow down in the economy), and the increased price competition described above, had a significant negative impact on our operating metrics, including cost per gross addition (CPGA) and churn, during the second quarter of 2002. The removal of potentially fraudulent customers from our customer base impacted CPGA because we deduct customers who do not make payment on their first monthly bill from our gross customer additions and, as a result, we incur the loss on the sale of a handset without an offsetting gross customer addition. CPGA is an operating measure that is calculated as the loss recognized on the sale of handsets to new customers plus sales and marketing expenses associated with the acquisition of new customers, divided by gross customer additions. In addition, during the second quarter of 2002, the rate of customer churn increased to 4.6% from 3.2% in the first quarter of 2002. We believe that we experienced continuing reduction of potentially fraudulent customers during the third and fourth quarters of 2002.

      We have addressed the increases in CPGA and customer churn experienced during the second quarter of 2002 by:

•	revising our advertising and messaging strategies;

•	introducing our new Cricket Talk service plan that we believe improves the competitive value of our service offering;

•	modifying our initial service offer to new customers to eliminate the inclusion of the first month of service in the purchase price of a handset;

•	decreasing incentive programs that reduce the amount of revenue recognized;

•	raising handset pricing; and

•	making changes to our distribution strategies.

As a result, CPGA decreased in both the third and fourth quarters of 2002. In addition, customer churn levels for the third and fourth quarters of 2002 decreased to 4.5% and 4.0%, respectively.

      During the year ended December 31, 2002, service revenues increased $351.8 million, or 163%, and equipment revenues increased $11.5 million, or 29%, compared to the year ended December 31, 2001. The increase in service revenues related to an increase in average subscribers of 167% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in equipment revenues is primarily due to a 29% increase in the number of handsets sold during the year ended December 31, 2002 compared to the year ended December 31, 2001. In addition, commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. As a result, we no longer allocate a portion of the handset price to service revenues. Service revenues for customers who pay in arrears were 2% and 6% of total service revenues for the year and three months ended December 31, 2002, respectively, and are expected to be approximately 25% of total revenues for the first quarter of 2003. We also expect that service and equipment revenues for the Cricket business will continue to increase during 2003 as a result of expected increases in penetration in our existing markets.

      During the year ended December 31, 2002, cost of service increased $86.9 million, or 92%, compared to the year ended December 31, 2001. The increase is primarily attributable to the increase in average subscribers which resulted in a higher volume of traffic over our networks, which in turn resulted in a $35.8 million increase in costs paid to telecommunications service providers for the use of phone lines, switches and long distance. This was combined with $19.1 million in increased engineering costs and a $19.4 million increase in cell site lease costs. We expect cost of service for the Cricket business to continue to increase during 2003 as we add new customers and increase traffic over our networks.

      Cost of equipment increased $50.0 million, or 25%, primarily due to an increase in handsets sold of 29%, compared to the year ended December 31, 2001. We sell our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the year ended December 31, 2002, $186.6 million of our total losses on equipment sales of $201.6 million were directly related to acquiring new customers. We expect cost of equipment for the Cricket business will decrease during 2003 due to slower customer growth rates and removal of the effects of fraud.

      For the year ended December 31, 2002, selling and marketing expenses increased $6.9 million, or 6%, compared to the year ended December 31, 2001. The increase in selling and marketing expense is primarily due to higher payroll related costs during the year ended December 31, 2002. For the year ended December 31, 2002, $121.9 million of our selling and marketing expenses were directly related to acquiring new customers. Selling and marketing expenses for the year ended December 31, 2002 consisted primarily of advertising and public relations and related payroll expenses. We expect selling and marketing expenses for the Cricket business to decline slightly in 2003 as the Company continues to focus on cash conservation.

      For the year ended December 31, 2002, general and administrative expenses increased $33.9 million, or 22%, compared to the year ended December 31, 2001. Included in this increase were a $24.6 million increase in call center costs and an $11.6 million increase in billing costs, as a result of an increase in the number of customers. We expect general and administrative expense for the Cricket business to remain relatively stable during 2003 as we have launched all of the markets under our 40 Market Plan.

      For the year ended December 31, 2002, depreciation and amortization increased $168.8 million, or 142%, compared to the year ended December 31, 2001. The increase in depreciation and amortization resulted from a larger base of network equipment in service compared to the prior year. In connection with the adoption of SFAS No. 142, we ceased amortization of goodwill and our wireless licenses commencing January 1, 2002. Amortization of goodwill and wireless licenses totaled $6.2 million for the year ended December 31, 2001. At December 31, 2002, management reassessed the estimated useful lives of our major wireless network assets. As a result, we have revised the remaining depreciable lives of our network assets commencing on January 1,

2003. We expect depreciation to decrease during 2003 as a result of this reassessment, offset by the effects of additional equipment being placed in service to satisfy subscriber traffic growth in existing markets.

      The gain on sale of unconsolidated wireless operating companies of $39.5 million related entirely to the gain recognized on the sale of our 20.1% interest in Pegaso to Telefónica.

      During the year ended December 31, 2002, we recorded impairment charges of $6.4 million and $9.9 million for certain of our property and equipment and intangible assets, respectively, which assets are not currently being used in our business and are not expected to be used in the future.

      Because of Cricket’s existing defaults under the senior secured vendor credit facilities and the fact that Cricket has been unable to raise new funds which would enable it to repay such amounts, the substantial risk that the stock of the Cricket companies has no value to Leap, and the substantial risk that Leap’s existing stockholders will lose all of their value in Leap common stock in connection with any restructuring, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill resulted from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      For the year ended December 31, 2002, interest income decreased $20.1 million, or 76%, compared to the year ended December 31, 2001. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continue to incur operating losses and negative cash flows from operations.

      For the year ended December 31, 2002, interest expense increased $51.7 million, or 29%, compared to the year ended December 31, 2001. The increase in interest expense related primarily to interest on increased vendor financing of our wireless networks. We are currently in default under the vendor financing agreements. See “— Liquidity and Capital Resources.”

      For the year ended December 31, 2002, income tax expense increased $23.5 million, compared to the year ended December 31, 2001. The increase in income tax expense is related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carryforwards in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142. In addition, we incurred $7.7 million of income tax expense resulting from an increase in the deferred tax liability related to the amortization of wireless licenses.

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

      During the year ended December 31, 2001, service revenues increased $175.3 million, or 432%, and equipment revenues increased $29.5 million, or 304%, compared to the year ended December 31, 2000. The increase in service and equipment revenues over the prior year related to the increase in our customer base from the launch of network service in new markets and increased penetration in our existing markets.

      During the year ended December 31, 2001, cost of service increased $73.7 million, or 354%, and cost of equipment increased $147.5 million, or 269%, compared to the year ended December 31, 2000. We sell our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which is typical of wireless providers. During the year ended December 31, 2001, $156.4 million of our losses on equipment sales were directly related to acquiring new Cricket customers.

      For the year ended December 31, 2001, selling and marketing expenses increased $83.5 million, or 263%, compared to the year ended December 31, 2000. For the year ended December 31, 2001, general and administrative expenses increased $66.4 million, or 78%, compared to the year ended December 31, 2000. The increase in selling and marketing and general and administrative expenses was due primarily to higher expenses associated with the development and launch of network service in additional U.S. markets, Cricket customer acquisition efforts and the development of new service offerings. For the year ended December 31, 2001, $112.5 million of our selling and marketing expenses were directly related to acquiring new Cricket customers. Selling and marketing expenses for the year ended December 31, 2001 consisted primarily of advertising and public relations and related payroll expenses. General and administrative expenses for the year ended December 31, 2001 included customer service and billing expenses, costs for business development associated with negotiations for and acquisitions of wireless licenses, government relations, public reporting and investor relations, legal expenses and development of our wireless information service offerings. In addition, we incurred stock-based compensation expense of $5.5 million and $13.9 million during the years ended December 31, 2001 and 2000, respectively, primarily related to the exchange of stock options from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      Depreciation and amortization increased $94.6 million, or 385%, during the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in depreciation and amortization resulted from a larger base of equipment and wireless licenses in service compared to the prior year. In connection with the adoption of SFAS No. 142, we ceased amortization of goodwill with a net carrying value of $26.9 million commencing January 1, 2002. We had recorded $1.5 million of goodwill amortization in 2001.

      Gains on sale of wireless licenses for the year ended December 31, 2001 consisted of $136.3 million from the sale of a portion of our wireless licenses in the Salt Lake City and Provo, Utah basic trading areas and $7.4 million related to the exchange of certain wireless licenses.

      During the year ended December 31, 2001, our equity share in the net loss of unconsolidated wireless operating company was $54.0 million and related only to Pegaso. During the year ended December 31, 2000, our equity share in the net loss of unconsolidated wireless operating companies was $78.6 million and related to Pegaso and Chase Telecommunications Holdings before March 2000. In 2001, we invested an additional $20.5 million in Pegaso by purchasing convertible subordinated notes. In the fourth quarter of 2001, we discontinued the use of the equity method of accounting for Pegaso and ceased recognizing our share of Pegaso’s losses as the carrying value of our investment in and loans to Pegaso have been reduced to zero.

      For the year ended December 31, 2001, interest income decreased $22.1 million, or 45%, compared to the year ended December 31, 2000. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continue to incur operating losses and negative cash flows from operations.

      For the year ended December 31, 2001, interest expense increased $65.7 million, or 58%, compared to the year ended December 31, 2000. The increase in interest expense related primarily to interest on our senior notes and senior discount notes issued in our February 2000 units offering, increased vendor financing of our wireless networks, seller financing of wireless license acquisitions, and amortization of debt issuance costs and loan origination fees to interest expense under the effective interest method.

      During the year ended December 31, 2001, foreign currency transaction losses primarily reflected unrealized exchange losses recognized by Leap on cash balances and payables as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso. During the year ended December 31, 2000, foreign currency transaction gains primarily reflected unrealized exchange gains recognized by Smartcom on U.S. dollar denominated loans as a result of changes in the exchange rate between the U.S. dollar and the Chilean peso.

      Other income of $8.4 million, net, for the year ended December 31, 2001 included $4.9 million related to the reversal of previously recorded interest expense upon the cancellation of indebtedness to Qualcomm in August 2001 and a $4.2 million fee we received related to a terminated wireless license purchase agreement. For the year ended December 31, 2000, we reported an extraordinary loss on early extinguishment of debt of $4.7 million, consisting of the write-off of unamortized debt issuance costs in connection with the repayment of amounts outstanding under our credit agreement with Qualcomm in February 2000 and the repayment of bank loans due to the sale of Smartcom in June 2000.

Consolidation of Smartcom

      As a direct result of the consolidation of Smartcom, we recorded $21.5 million and $0.1 million of additional service and equipment revenues, respectively, $7.0 million and $21.8 million of additional cost of service and cost of equipment, respectively, $9.5 million of additional selling and marketing, $11.5 million of additional general and administrative expenses, $10.0 million of additional depreciation and amortization, $9.0 million of additional net interest expense, $10.8 million of additional foreign currency transaction gains and $0.3 million of additional net other income, in each case for the year ended December 31, 2000.

Liquidity and Capital Resources

      As discussed above in Item 1 of this report, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 on April 13, 2003 and are now operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Section 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filing, each of Leap and the Cricket companies are operating independently, pursuant to separate operating and capital budgets, and cash flows are not being shared between Leap and Cricket. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket companies separately below, rather than on a consolidated basis.

      The matters discussed under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket companies conduct or may seek to conduct business.

Leap

      As of December 31, 2002, Leap had available a total of approximately $86.5 million in unrestricted cash, cash equivalents and short-term investments. In addition, as of December 31, 2002, Leap had restricted cash equivalents and investments of $14.2 million, consisting primarily of U.S. government debt securities that have been pledged to provide for the payment of scheduled interest payments on Leap’s senior notes through April 2003. Our Chapter 11 filing resulted in an automatic stay of payment of the April 2003 interest payments on Leap’s senior notes. However, Leap intends to file a motion with the Bankruptcy Court for authority to make such payments.

      Under Leap’s operating budget, Leap currently expects to incur approximately $3.1 million for general corporate overhead and other expenses in the first quarter of 2003 and in each subsequent quarter in which the Chapter 11 proceedings continue. These expenses may be funded only from existing cash at Leap. Any plan of reorganization in the Chapter 11 proceedings will include a budget for Leap that may vary from the amounts described herein.

      At December 31, 2002, Leap had $225 million ($176.3 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $485.0 million ($407.0 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes are stayed during the pendency of the Chapter 11 proceedings. At December 31, 2002, Leap also had $8.4 million ($8.1 million, net of discount) payable under a secured promissory note. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Leap has received a notice of default from the note holder and a notice of acceleration of the principal and accrued interest under the note. That note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business, and the note holder has notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

      Leap has a $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against Leap and its wholly owned subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Leap has caused its wholly owned Chilean subsidiary to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Proceedings relating to the resolution of these claims are currently pending in both Chile and the U.S. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims.

The Cricket Companies

      As of December 31, 2002, the Cricket companies had a total of approximately $94.6 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor creditors. In addition, Cricket had restricted cash equivalents of $11.8 million as of December 31, 2002 that have been pledged to secure operating obligations. On April 14, 2003, Cricket filed a first day motion with the Bankruptcy Court and was granted an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of senior secured vendor creditors and its financial advisor. A hearing to consider approval of the order on a final basis has been scheduled for May 7, 2003.

      Based on current and expected levels of operations, Cricket’s expected operating and capital expense budgets, and the relief from further payments of principal, interest or fees under outstanding indebtedness during the pendency of the Chapter 11 proceedings, Cricket anticipates that cash flows from operations, together with cash on hand available for use under the cash collateral order, will be adequate to meet its anticipated cash requirements for at least the next 12 months. Under Cricket’s current capital expenditure budget, the Cricket companies expect to spend approximately $50 million for capital expenditures during the 12 month period beginning January 1, 2003. The substantial majority of these capital expenditures are expected to be incurred to satisfy subscriber traffic growth in existing markets. Cricket’s operating and capital expense budgets are subject to approval by the Bankruptcy Court, and actual expenditures may differ from the amounts described above.

      At December 31, 2002, Cricket had $1,579.2 million ($1,541.3 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor facilities are stayed during the pendency of the Chapter 11 proceedings. In addition, at December 31, 2002, the Cricket companies had $55.1 million payable to Lucent, Nortel and Ericsson for the purchase of equipment and services, and $81.2 million ($76.6 million, net of discount) of U.S. government financing secured by certain wireless licenses used in the Cricket business, as well as substantial general unsecured trade and other obligations. The discount applied to our U.S. government financing was calculated with reference to the difference between management’s best estimate of the prevailing market interest rate on the date of issuance of the notes and the interest rate stated on the notes.

      For goods and services furnished after the Petition Date, the Cricket companies intend to maintain normal and regular trade terms with their vendors, suppliers and customers during the pendency of the Chapter 11 proceedings. However, there can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to the Cricket companies, if at all, or that customers will continue to do business with the Cricket companies. In the event that cash flows are not sufficient to meet future cash requirements, the Cricket companies may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Cricket companies can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

      Further, if the Cricket companies are unable to implement a plan of reorganization or if implementation of a plan of reorganization is substantially delayed, the Cricket companies may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact Cricket’s liquidity and jeopardize the ability of the Cricket companies to continue to fund their operations. If Cricket becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured creditors would receive in such a liquidation.

Certain Contractual Obligations, Commitments and Contingencies

      The three tables below summarize in a single location information at December 31, 2002 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter for each of (i) Leap and its consolidated subsidiaries, (ii) Leap and (iii) the Cricket companies.

      The following amounts reflect pre-petition obligations as of December 31, 2002. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. As a result, all payments of principal and pre-petition accrued interest due under Leap’s and Cricket’s long-term debt, including the senior secured vendor credit facilities, are stayed during the pendency of the Chapter 11 proceedings, and ceased accruing interest as of the Petition Date. Under Chapter 11, the rights and interests of our various creditors may be substantially altered. In addition, under Chapter 11 we may assume or reject executory contracts, including lease obligations, which will affect the amount of our liabilities post-bankruptcy. Therefore, the commitments shown in the tables below do not reflect our actual cash outlays in future periods.

Leap and its Consolidated Subsidiaries (in thousands):

		Year Ending December 31,

	Total	2003	2004	2005	2006	2007	Thereafter

Vendor credit facilities(1)	$1,579,183	$1,579,183	$—	$—	$—	$—	$—
Long-term debt(2)	984,051	19,605	21,092	22,504	24,998	2,852	893,000
Operating leases	209,759	57,603	57,817	53,754	24,424	5,110	11,051
Chase earn-out(3)	41,000	—	—	—	41,000	—	—

Total	$2,813,993	$1,656,391	$78,909	$76,258	$90,422	$7,962	$904,051

(1)	Amounts shown for Cricket’s senior secured vendor credit facilities do not include $55.1 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. At December 31, 2002, Cricket was in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities could have been accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below.

(2)	Amounts shown for Leap’s and its consolidated subsidiaries’ long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, U.S. government financing and notes payable, do not include interest other than interest capitalized under the facilities.

(3)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

Leap (in thousands):

		Year Ending December 31,

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt(1)	$902,890	$1,883	$2,018	$2,163	$2,319	$1,507	$893,000
Operating leases	6,094	2,322	2,212	1,560	—	—	—

Total	$908,984	$4,205	$4,230	$3,723	$2,319	$1,507	$893,000

(1)	Amounts shown for Leap’s long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, and notes payable, do not include interest other than interest capitalized under the facilities. See “— Credit Facilities and Other Financing Arrangements” below.

      The contingent earn-out obligation described in footnote 3 to the table above captioned “Leap and its Consolidated Subsidiaries (in thousands):” was assigned to and assumed by Cricket in 1999 and is not reflected in the Leap table above. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

The Cricket Companies (in thousands):

		Year Ending December 31,

	Total	2003	2004	2005	2006	2007	Thereafter

Vendor credit facilities(1)	$1,579,183	$1,579,183	$—	$—	$—	$—	$—
Long-term debt(2)	81,161	17,722	19,074	20,341	22,679	1,345	—
Operating leases	203,665	55,281	55,605	52,194	24,424	5,110	11,051
Chase earn-out(3)	41,000	—	—	—	41,000	—	—

Total	$1,905,009	$1,652,186	$74,679	$72,535	$88,103	$6,455	$11,051

(1)	Amounts shown for Cricket’s senior secured vendor credit facilities do not include $55.1 million in amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. At December 31, 2002, Cricket was in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities could have been accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below.

(2)	Amounts shown for the Cricket companies’ long-term debt, including U.S. government financing, do not include interest, other than interest capitalized under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(3)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

Credit Facilities and Other Financing Arrangements

      Units Offering. As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, the terms of which are described below, and the obligations under those notes have been accelerated. At December 31, 2002, Leap had $225 million ($176.3 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $485.0 million ($407.0 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings.

      In February 2000, Leap completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (“Senior Note”) and one warrant to purchase Leap common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (“Senior Discount Note”) and one warrant to purchase Leap common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million was allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants issued in the units offering are exercisable for an aggregate of 2,829,854 shares of Leap common stock at an exercise price of $96.80 per share from February 23, 2001 to before April 15, 2010. The terms and conditions of the warrants are more fully described in the warrant agreement for the warrants, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Leap has outstanding 225,000 Senior Notes and 668,000 Senior Discount Notes. Each note has a principal amount at maturity of $1,000. Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. At December 31, 2002, the effective interest rates on the Senior Notes and Senior Discount Notes were 15.8% and 16.3% per annum, respectively. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. Leap may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, Leap may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. Cricket Communications Holdings, Inc., Backwire.com Inc. and Telephone Entertainment Network, Inc guarantee the notes. The terms of the notes include covenants that restrict Leap’s ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends;

•	make investments;

•	sell assets;

•	issue or sell stock of some of Leap’s subsidiaries; and

•	effect a consolidation or merger.

      These limitations are subject to a number of important qualifications and exceptions contained in the indenture.

      Upon the occurrence of events constituting a change in control of Leap, holders of the Senior Notes and Senior Discount Notes have the right to require Leap to repurchase all or part of the notes for cash at an aggregate purchase price of 101% of the principal amount of the Senior Notes or the accreted value of the Senior Discount Notes to be repurchased, as applicable, plus accrued and unpaid interest thereon. In addition, in some cases if Leap sells assets and does not use the net proceeds of the sale either to retire senior debt or to reinvest in other assets that are used in the business of Leap and its subsidiaries, Leap must offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the Senior Notes or accreted value of the Senior Discount Notes, plus accrued and unpaid interest thereon.

      Events of default under the notes include, among others, Leap’s failure to make payments under the notes and certain other debt when due, Leap’s failure to comply with covenants or other provisions of the indenture, an event of default occurs in respect of more than $5.0 million of other indebtedness of Leap or its subsidiaries that results in the acceleration of that indebtedness before its maturity, or bankruptcy or insolvency of Leap or some of its subsidiaries. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes become immediately due and payable. No event of default under the notes existed until Leap’s Chapter 11 filing.

      The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K.

      Vendor Financing. Cricket has entered into purchase agreements and senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities, and as a result of the bankruptcy filings, the indebtedness under these facilities has been accelerated. At December 31, 2002, Cricket had $1,579.2 million ($1,541.3 million net of discount) outstanding under its senior secured vendor credit facilities. In addition, at December 31, 2002, the Cricket companies had $55.1 million payable to Lucent, Nortel and Ericsson for the purchase of equipment and services. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

      Because of the events of default under the senior secured credit facilities, each of the lenders under those facilities terminated their commitments under the facilities. The defaults also provide the credit facility lenders with various rights under their credit agreements and related security agreements, including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket companies (other than the stock of Cricket Communications Holdings, Inc.), subject to the requisite approval of the Bankruptcy Court.

      Lenders under Cricket’s vendor financing facilities originally agreed to share collateral and to limit total loans secured thereunder to $1,845.0 million. The obligations under the credit agreements are secured by a pledge of all of the stock and assets of the Cricket companies (other than the stock of Cricket Communications Holdings, Inc.). Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. If an event of default has occurred and is continuing, the administrative agent under a credit agreement, at the request of the lenders under the agreement, may restrict Cricket’s ability to choose LIBOR interest rates for outstanding borrowings. Any amount that is not paid when due under a vendor credit agreement will bear interest after the due date at the rate then applicable to base rate loans plus 2%. The vendor financing facilities provide that principal payments under the credit agreements were scheduled to begin in December 2002 for Lucent and are scheduled to begin in December 2003 for Nortel and Ericsson, with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the scheduled availability period. Cricket did not make the first principal payment due in December 2002 under the Lucent credit agreement, which constituted an event of default under the agreement. Borrowings under the senior secured vendor credit agreements at December 31, 2002 had a weighted-average effective interest rate of 9.9% per annum. The credit agreements require that Cricket maintain interest rate cap agreements so that 50% of the Cricket companies’ debt either bears interest at a fixed rate or is covered by interest rate cap agreements.

      Fees payable by Cricket under the senior secured vendor credit agreements include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million. The origination fees are currently payable to the vendors, as the availability period under all of the credit facilities ended upon termination of the commitments in September 2002. At December 31, 2002, origination fees totaling $49.8 million were accrued, of which $10.0 million had been paid through borrowings under the senior secured vendor credit facilities. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method.

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

      Debt Obligations to the FCC and Note Payable. The Cricket companies have assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC and a third party as part of the purchase price for wireless licenses. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. At December 31, 2002, the weighted-average effective interest rate for the Cricket companies’ debt obligations to the FCC and a third party was 9.9% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings. No event of default under the notes existed until Leap’s and Cricket’s Chapter 11 filing.

      In April 2002, Leap completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for the third party’s assumption of the FCC debt, Leap provided to the third party a note payable totaling $8.4 million, which is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Leap has received a notice of default from the note holder and a notice of acceleration of the principal and accrued interest balance. The note holder has also notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

Operating Activities

      We used $183.8 million in cash for operating activities during the year ended December 31, 2002 compared to $310.4 million during the year ended December 31, 2001. The decrease was primarily attributable to a decrease in net loss, adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $127.1 million.

      We used $310.4 million in cash for operating activities during the year ended December 31, 2001 compared to $81.4 million in the prior year. The increase was primarily attributable to increased operating expenses associated with the development and launch of network service in additional markets and adding new customers.

Investing Activities

      Cash provided by investing activities was $31.5 million during the year ended December 31, 2002 and consisted primarily of the sale and maturity of investments of $255.7 million, offset by the purchase of investments of $260.6 million, the refund of payments made to the FCC for Auction 35 of $84.7 million, $38.1 million of proceeds from the sale of Pegaso and the purchase of property and equipment, primarily for the improvement of the coverage and capacity of our existing networks, of $102.2 million.

      Cash used in investing activities during the year ended December 31, 2001 was $85.5 million and consisted primarily of $108.1 million in proceeds from the sale and repayment of notes receivable from the sale of Smartcom, $142.2 million in net proceeds from the sale of wireless licenses and $347.2 million from the sale and maturity of investments and restricted investments, offset by the purchase of investments of $198.7 million, equipment purchases for the continued buildout of our wireless networks of $214.3 million, the purchase of wireless licenses of $243.0 million and the purchase of convertible subordinated promissory notes from Pegaso of $20.5 million.

Financing Activities

      Cash provided by financing activities during the year ended December 31, 2002 was $10.2 million and consisted of cash proceeds from Cricket’s vendor loan facilities of $35.9 million for the purchase of property and equipment and $0.5 million in proceeds from Leap’s issuance of common stock, partially offset by repayments of notes payable and long-term debt of $20.2 million and $5.9 million in debt financing costs related to the March 2002 amendments to Cricket’s vendor loan facilities.

      Cash provided by financing activities during the year ended December 31, 2001 was $300.0 million and consisted of $171.3 million in net proceeds from the sale of common stock, primarily from Leap’s May 2001 underwritten public offering and under Leap’s common stock purchase agreement with Acqua Wellington, in addition to cash proceeds from loans under Cricket’s vendor loan facilities for the purchase of equipment and wireless licenses of $217.1 million, partially offset by repayments of notes payable and long-term debt of $88.4 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. The general level of U.S. interest rates and/or LIBOR affect the interest expense that we recognize on our variable rate long-term debt obligations. As of December 31, 2002, the principal amounts of our variable rate long-term debt obligations amounted to approximately $1,486.9 million. An increase of 10% in interest rates would increase our interest expense for the next 12 months by approximately $13.7 million. This hypothetical amount is only suggestive of the effect of changes in interest rates on our results of operations for the next 12 months. Our variable rate long-term debt obligations ceased accruing interest as of the Petition Date, and payments of principal and interest due under those obligations are stayed during the pendency of the Chapter 11 proceedings.

      Hedging Policy. As required by our vendor loan agreements, Leap maintains interest rate cap agreements which fix or limit the interest cost to Cricket and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.) to a portion of their long-term indebtedness sufficient to cause 50% of their consolidated long-term indebtedness to be comprised of a combination of (a) indebtedness bearing interest at a fixed rate and (b) indebtedness covered by the interest rate cap agreements. These agreements are accounted for at fair value and marked to fair value at each period end. The interest rate cap agreements do not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Leap Wireless International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on April 13, 2003, the Company and substantially all of its subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 142 and 144 as of January 1, 2002.

PricewaterhouseCoopers LLP

San Diego, California

April 15, 2003

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2002	2001

Assets
Cash and cash equivalents	$100,860	$242,979
Short-term investments	80,205	81,105
Restricted cash equivalents and short-term investments	25,922	27,628
Inventories	30,403	45,338
Other current assets	28,504	22,044

Total current assets	265,894	419,094
Property and equipment, net	1,106,856	1,112,284
Wireless licenses, net	729,200	718,222
Goodwill, net (Note 3)	—	26,919
Other intangible assets, net	—	16,694
Restricted investments	—	13,127
Deposits for wireless licenses	—	85,000
Other assets	61,752	59,555

Total assets	$2,163,702	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$85,358	$147,695
Amounts payable to equipment vendors (Note 2)	55,077	—
Debt in default and current portion of long-term debt (Notes 2 and 6)	2,209,984	26,049
Other current liabilities	59,895	55,843

Total current liabilities	2,410,314	229,587
Long-term debt (Notes 2 and 6)	—	1,676,845
Other long-term liabilities	50,174	186,023

Total liabilities	2,460,488	2,092,455

Commitments and contingencies (Notes 2 and 10)
Stockholders’ equity (deficit):
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,704,189 and 36,979,664 shares issued and outstanding at December 31, 2002 and 2001, respectively	6	4
Additional paid-in capital	1,156,379	1,148,337
Unearned stock-based compensation	(986)	(5,138)
Accumulated deficit	(1,450,994)	(786,195)
Accumulated other comprehensive income (loss)	(1,191)	1,432

Total stockholders’ equity (deficit)	(296,786)	358,440

Total liabilities and stockholders’ equity (deficit)	$2,163,702	$2,450,895

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Service revenues	$567,694	$215,917	$40,599
Equipment revenues	50,781	39,247	9,718

Total revenues	618,475	255,164	50,317

Operating expenses:
Cost of service (exclusive of items shown separately below)	(181,404)	(94,510)	(20,821)
Cost of equipment	(252,344)	(202,355)	(54,883)
Selling and marketing	(122,092)	(115,222)	(31,709)
General and administrative	(185,915)	(152,051)	(85,640)
Depreciation and amortization	(287,942)	(119,177)	(24,563)
Impairment of long-lived assets	(16,323)	—	—
Impairment of goodwill	(26,919)	—	—

Total operating expenses	(1,072,939)	(683,315)	(217,616)
Gains on sale of wireless licenses	364	143,633	—

Operating loss	(454,100)	(284,518)	(167,299)
Equity in net loss of unconsolidated wireless operating company	—	(54,000)	(78,624)
Interest income	6,345	26,424	48,477
Interest expense	(229,740)	(178,067)	(112,358)
Foreign currency transaction gains (losses), net	50	(1,257)	13,966
Gain on sale of wholly-owned subsidiary	—	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602
Gain on sale of unconsolidated wireless operating company	39,518	—	—
Other income, net	(3,051)	8,443	1,913

Income (loss) before income taxes and extraordinary Items	(640,978)	(482,975)	52,109
Income taxes	(23,821)	(322)	(47,540)

Income (loss) before extraordinary items	(664,799)	(483,297)	4,569
Extraordinary loss on early extinguishment of debt	—	—	(4,737)

Net loss	$(664,799)	$(483,297)	$(168)

Basic net income (loss) per common share:
Income (loss) before extraordinary items	$(14.91)	$(14.27)	$0.18
Extraordinary loss	—	—	(0.19)

Net loss	$(14.91)	$(14.27)	$(0.01)

Diluted net income (loss) per common share:
Income (loss) before extraordinary items	$(14.91)	$(14.27)	$0.14
Extraordinary loss	—	—	(0.15)

Net loss	$(14.91)	$(14.27)	$(0.01)

Shares used in per share calculations:
Basic	44,591	33,861	25,398

Diluted	44,591	33,861	32,543

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(664,799)	$(483,297)	$(168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287,942	119,177	24,563
Gain on sale of wholly-owned subsidiary	—	—	(313,432)
Gain on sale of and issuance of stock by unconsolidated wireless operating company	(39,518)	—	(32,602)
Extraordinary loss on early extinguishment of debt	—	—	4,737
Equity in net loss of unconsolidated wireless operating company	—	54,000	78,624
Interest accrued to loans receivable and payable, net	194,761	129,266	83,910
Stock-based compensation	2,051	5,462	13,946
Gains on sale of wireless licenses	(364)	(143,633)	—
Non-cash income tax expense	(22,772)	—	—
Long-lived asset impairment charge	16,323	—	—
Goodwill impairment charge	26,919	—	—
Other	993	(6,543)	(3,065)
Changes in assets and liabilities:
Inventories	14,935	(36,306)	(7,969)
Other assets	(5,675)	(14,331)	(24,987)
Accounts payable and accrued liabilities	(62,338)	90,058	47,436
Other liabilities	67,726	(24,267)	47,630

Net cash used in operating activities	(183,816)	(310,414)	(81,377)

Investing activities:
Purchase of property and equipment	(102,181)	(214,313)	(72,245)
Loans to unconsolidated wireless operating company	—	(20,542)	(18,533)
Acquisitions, net of cash acquired	—	(2,900)	(5,802)
Purchase of and deposits for wireless licenses	—	(243,039)	(179,153)
Refund of deposits for wireless licenses	84,731	—	—
Net proceeds from the sale of wireless licenses	380	142,173	—
Net proceeds from disposal of subsidiary	—	—	214,455
Net proceeds from sale of unconsolidated wireless operating company	38,069	—	—
Sale and repayment of notes receivable	—	108,138	—
Purchase of investments	(260,615)	(198,744)	(332,987)
Sale and maturity of investments	255,735	320,437	128,540
Restricted investments, net	15,345	26,799	(44,921)
Other	—	(3,468)	—

Net cash provided by (used in) investing activities	31,464	(85,459)	(310,646)

Financing activities:
Proceeds from issuance of senior and senior discount notes	—	—	550,102
Proceeds from loans payable to banks and long-term debt	35,897	217,064	59,324
Repayment of loans payable to banks, notes payable and long-term debt	(20,178)	(88,350)	(248,204)
Issuance of common stock, net	463	171,260	341,949
Payment of debt financing costs	(5,949)	—	(15,222)
Book overdraft	—	—	13,386

Net cash provided by financing activities	10,233	299,974	701,335

Effect of exchange rate changes on cash and cash equivalents	—	—	(8,998)
Effect of change in foreign company reporting lag on cash and cash equivalents	—	—	(5,545)

Net increase (decrease) in cash and cash equivalents	(142,119)	(95,899)	294,769
Cash and cash equivalents at beginning of year	242,979	338,878	44,109

Cash and cash equivalents at end of year	$100,860	$242,979	$338,878

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive
			Paid-In	Stock-Based	Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

Balance at December 31, 1999	20,039,556	$2	$292,933	$—	$(277,720)	$(4,323)	$10,892
Components of comprehensive loss:
Net loss	—	—	—	—	(168)	—	(168)
Foreign currency translation adjustment	—	—	—	—	—	(1,271)	(1,271)
Unrealized holding gains on investments, net	—	—	—	—	—	89	89

Total comprehensive loss	—	—	—	—	—	—	(1,350)

Issuance of common stock:
Equity offering (Note 8)	4,000,000	1	329,980	—	—	—	329,981
Warrants exercised	1,015,700	—	3,435	—	—	—	3,435
Employee stock options and benefit plans	1,678,598	—	4,601	—	—	—	4,601
Tax benefit from exercise of non-qualified options	—	—	1,426	—	—	—	1,426
Acquisitions	1,614,840	—	72,695	—	—	—	72,695
Issuance of warrants (Note 6)	—	—	164,366	—	—	—	164,366
Lag period results of Smartcom	—	—	—	—	(25,010)	—	(25,010)
Realization of cumulative translation adjustment of Smartcom	—	—	—	—	—	8,276	8,276
Unearned stock-based compensation	—	—	24,306	(24,306)	—	—	—
Amortization of stock-based compensation	—	—	(341)	14,287	—	—	13,946

Balance at December 31, 2000	28,348,694	3	893,401	(10,019)	(302,898)	2,771	583,258
Components of comprehensive loss:
Net loss	—	—	—	—	(483,297)	—	(483,297)
Foreign currency translation adjustment	—	—	—	—	—	(1,171)	(1,171)
Unrealized holding losses on investments, net	—	—	—	—	—	(168)	(168)

Total comprehensive loss	—	—	—	—	—	—	(484,636)

Issuance of common stock:
Equity placements (Note 8)	5,085,732	—	167,420	—	—	—	167,420
Warrants exercised	89,345	—	—	—	—	—	—
Employee stock options and benefit plans	677,359	1	4,233	—	—	—	4,234
Acquisitions	2,778,534	—	82,702	—	—	—	82,702
Unearned stock-based compensation	—	—	1,119	(1,119)	—	—	—
Amortization of stock-based compensation	—	—	(538)	6,000	—	—	5,462

Balance at December 31, 2001	36,979,664	4	1,148,337	(5,138)	(786,195)	1,432	358,440
Components of comprehensive loss:
Net loss	—	—	—	—	(664,799)	—	(664,799)
Foreign currency translation adjustment	—	—	—	—	—	(1,449)	(1,449)
Unrealized holding losses on investments, net	—	—	—	—	—	(1,174)	(1,174)

Total comprehensive loss	—	—	—	—	—	—	(667,422)

Issuance of common stock:
Arbitration award (Note 2)	21,020,431	2	8,658	—	—	—	8,660
Employee stock options and benefit plans	704,094	—	2,967	—	—	—	2,967
Unearned stock-based compensation	—	—	(3,583)	3,583	—	—	—
Amortization of stock-based compensation	—	—	—	569	—	—	569

Balance at December 31, 2002	58,704,189	$6	$1,156,379	$(986)	$(1,450,994)	$(1,191)	$(296,786)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in the Cricket business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket companies.” The Company has launched wireless service in 40 markets, which together constitute what the Company refers to as its “40 Market Plan.” The Company also owned 20.1% of the outstanding capital stock of Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”), a Mexican corporation, which operates a wireless network in Mexico, until its sale on September 10, 2002. From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile.

Note 2. Liquidity and Capital Resources

Subsequent Event — Voluntary Bankruptcy Filing

      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA) (the “Chapter 11 Filings”). These entities comprise substantially all of the operations of the Company. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. The Company continues to negotiate with its creditors and with potential investors to reach agreement on a plan of reorganization.

      At hearings held on April 14, 2003, the Bankruptcy Court granted the debtors’ first day motions for various relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations during the pendency of the Chapter 11 proceedings. In addition, Cricket was granted an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of senior secured vendor creditors and its financial advisor. A hearing to consider approval of the order on a final basis has been scheduled for May 7, 2003.

      Although the debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. An official committee of Leap’s unsecured creditors will likely be formed by the United States Trustee. The unsecured creditors’ committee and various other parties in interest, including creditors holding pre-petition claims, such as Leap’s bondholders and Cricket’s senior secured vendor creditors, have the right to appear and be heard on all matters that come before the Bankruptcy Court.

      The Chapter 11 Filings triggered defaults on substantially all debt and lease obligations of the debtors. Under Section 362 of Chapter 11, most pending pre-petition claims and litigation against the debtors are stayed automatically, and absent further order of the Bankruptcy Court, no party may take any action to recover such pre-petition claims, enforce any pre-petition lien against or obtain possession of any property

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the debtors. In addition, pursuant to Section 365 of Chapter 11, the debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      The rights of the Company’s creditors and equity security holders will be determined through the Chapter 11 proceedings upon plan confirmation. However, the Company cannot provide any assurances on the effect of the Chapter 11 Filings on its business, creditors or equity security holders, or when the Company will be able to emerge from Chapter 11. The Company’s future results are dependent upon the Company finalizing, filing, confirming and implementing, on a timely basis, a plan of reorganization with the Bankruptcy Court. The Company has incurred, and will continue to incur, significant costs associated with the Chapter 11 proceedings.

      As a result of Cricket’s default on its senior secured vendor credit facilities, the Company has classified the principal and accrued interest balances outstanding under those facilities and amounts payable to Lucent Technologies Inc. (“Lucent”), Nortel Networks Inc. (“Nortel”) and Ericsson Credit AB (“Ericsson”) for the purchase of equipment and services as short-term obligations in the consolidated balance sheet as of December 31, 2002. In addition, the Company has classified the principal and interest balances outstanding under its senior and senior discount notes, U.S. government financing and other financing arrangements as short-term obligations in the consolidated balance sheet as of December 31, 2002 as a result of the Chapter 11 Filings, which constituted an event of default of the underlying agreements. Unamortized debt discount and debt issuance costs of $187.1 million at December 31, 2002 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of the amounts payable under any of these credit facilities.

      The Company’s Chapter 11 Filings raise substantial doubt about its ability to continue as a going concern.

      As of the Petition Date, the Company will be required to follow Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provision for losses related to the Chapter 11 Filings as reorganization items.

      The Company expects that it will implement, upon the effective date of a plan of reorganization, fresh start reporting under the provisions of SOP 90-7. It is expected that fresh start accounting will be applied at that time, due to the following expected circumstances: the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims; and the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis. Under SOP 90-7:

•	the Company’s reorganization value will be allocated to the fair value of its assets and any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets will be reported as an intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets”;

•	the Company’s liabilities will be stated at present values of amounts to be paid;

•	the Company’s accumulated deficit will be eliminated; and

•	the Company’s new equity will be issued according to the plan.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The adoption of SOP 90-7 and fresh start reporting will have a material effect on the Company’s financial statements. As a result, the Company’s financial statements published for periods following the effective date of the plan of reorganization will not be comparable with those published before the plan is effective.

      For goods and services furnished after the Petition Date, the Cricket companies intend to maintain normal and regular trade terms with their vendors, suppliers and customers during the pendency of the Chapter 11 proceedings. However, there can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to the Cricket companies, if at all, or that customers will continue to do business with the Cricket companies. In the event that cash flows are not sufficient to meet future cash requirements, the Cricket companies may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Cricket companies can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

      Further, if the Cricket companies are unable to implement a plan of reorganization or if implementation of a plan of reorganization is substantially delayed, the Cricket companies may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact Cricket’s liquidity and jeopardize the ability of the Cricket companies to continue to fund their operations. If Cricket’s becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured creditors would receive in such a liquidation.

      As of the Petition Date, the Company will be required to present subsidiaries that have filed under Chapter 11 under either the equity or cost method of accounting. See Note 16 for the balance sheet, statement of operations and cash flow information of Leap on a stand-alone basis, which presents the investments in its subsidiaries under the equity method of accounting.

      As a result of the Chapter 11 Filings, a significant amount of the Company’s liabilities, including the secured debt, are subject to compromise. As of December 31, 2002, the liabilities subject to compromise included the following (in thousands of dollars):

Accounts payable and accrued liabilities	$85,358
Amounts payable to equipment vendors	55,077
Debt in default (Note 6)	2,209,984
Other liabilities	62,625

$2,413,044

Liquidity

      The Company is highly leveraged. At December 31, 2002, the Company had debt totaling $2,210.0 million, all of which is currently in default due to the Chapter 11 Filings.

      In August 2002, the Company issued 21,020,431 shares of its common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The issuance of these shares constituted an event of default under the senior secured vendor credit facilities. After Leap’s issuance of these shares in August 2002, the lenders under Cricket’s senior secured vendor credit facilities ceased funding new loan requests, including requests to fund interest that had previously been financed through draws under the senior secured vendor credit facilities. Cricket chose not to make interest payments that were due on the loans under these senior secured vendor credit facilities in September 2002, and did not make the first principal payment that was due under its credit agreement with Lucent in December 2002. Each of these failures to make payment

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

constituted an event of default under the senior secured vendor credit facilities. While Cricket subsequently paid approximately $1.9 million of such interest and fees, Cricket remains in default under the vendor credit facilities. These and other existing events of default provide the credit facility lenders with certain rights under the credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans. Lucent, Nortel and Ericsson Credit AB have terminated their commitments under their credit agreements with Cricket. To date, the secured vendor credit facility lenders have not exercised any other material creditor remedies under the senior secured vendor credit agreements. Because of the existing defaults under the senior secured vendor credit facilities and because Cricket is currently unable to fully repay the amounts outstanding under such facilities, and has been unable to raise new funds which would enable it to repay such amounts, there is substantial risk that the stock of the Cricket companies has no value to Leap. Payments of principal, interest and fees due under the senior secured vendor facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

      The Company’s issuance of shares to MCG caused a change in the Company’s ownership as defined under Internal Revenue Code Section 382. Accordingly, there will be a significant annual limitation on its ability to utilize its net operating loss and credit carryforwards. There is also likely to be an additional change in the Company’s ownership in connection with the Chapter 11 Filings, which may result in a further limitation on its ability to utilize its net operating loss and credit carryforwards. If there is a significant elimination or reduction of the Company’s outstanding indebtedness as a result of the Chapter 11 Filings, the Company will realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and credit carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of the Company’s net operating loss and credit carryforwards, the Company may be required to reduce other tax attributes (e.g. tax basis in its assets) by the amount of such excess. The Chapter 11 Filings may result in the merger of certain subsidiaries and the transfer of assets among subsidiaries. If these mergers and transfers cannot be structured in a tax-efficient manner, the Company may owe significant income taxes as a result.

      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso to Telefónica Móviles, S.A. (Note 12). Pursuant to the senior secured vendor credit facilities, approximately $25.8 million of the proceeds of the sale of Pegaso were required to be set aside or contributed to the Cricket companies. Because of the financial condition and expected restructuring of Leap and its subsidiaries, Leap did not make the set asides and contributions and instead retained the funds at Leap. Leap’s failure to contribute or set aside those amounts was a breach of contract by Leap and an additional event of default under Cricket’s senior secured vendor credit facilities.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Due to the difficulty in obtaining timely financial information from its foreign subsidiaries, the Company recognizes its share of net earnings or losses of such foreign companies on a three-month lag.

      The financial statements of Smartcom were consolidated in the Company’s financial statements from June 1, 1999 to March 31, 2000 as a result of the Company’s acquisition of the remaining 50% of Smartcom that it did not already own in April 1999 and the sale of all the issued and outstanding shares of Smartcom on June 2, 2000. Due to the lag period, the results of Smartcom for April and May 2000 have been reflected in the Company’s accumulated deficit during the year ended December 31, 2000.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and through September 2002, were generally paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Commencing in October 2002, the Company no longer includes a first month of service with the handset purchase, and new customers pay for their service in arrears. The Company recognizes service revenues for customers who pay in arrears only after payment is received. Commencing in September 2002, the Company also began charging customers for service plan changes, and commencing in November 2002, the Company began charging activation fees and began requiring new customers of its Cricket Talk service plan to maintain active service for 12 months or be subject to an early termination fee. Revenues from activation and service plan change fees are deferred and recorded to revenue over the estimated average life of these customers of 12 months, and early termination fees are recognized when received. Direct costs associated with customer activations are expensed as incurred.

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2002, the Company’s cash and cash equivalents consisted of deposits with banks and investments in money market accounts, commercial paper and U.S. government securities. The Company has not experienced any losses on its cash and cash equivalents.

Investments

      Restricted investments at December 31, 2002 and 2001 consisted primarily of U.S. government debt securities that have been pledged to provide for the payment of scheduled interest payments on long-term notes payable and are classified as held-to-maturity and carried at amortized cost, which approximates fair value. At December 31, 2002 and 2001, the Company’s non-restricted investments consisted of government and corporate fixed income securities and commercial paper. While it is the Company’s general intent to hold such securities until maturity, management may occasionally sell particular securities prior to maturity. As such, investments are classified as available-for-sale and stated at fair value as determined by the most

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on debt and equity securities. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Inventories

      Inventories consist of handsets and accessories not yet placed into service and end units designated for the replacement of damaged customer handsets, and are stated at the lower of cost or market using the first-in, first-out method.

Investments in Unconsolidated Wireless Operating Companies

      The Company uses the equity method to account for investments in corporate entities in which it exercises significant influence but does not control. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company’s investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company’s equity in the net assets of the investee. For those equity investees where the Company is the only contributor of assets, equity in net losses of wireless operating companies includes 100% of the losses of the equity investee to the extent of the Company’s investment and loans to the investee. Due to the difficulty in obtaining timely financial information from its foreign investees, the Company records its share of the net earnings or losses of such foreign investees on a three-month lag.

Derivatives

      The Company’s credit agreements with its equipment vendors require it to maintain interest rate cap agreements so that 50% of the Cricket companies’ debt either bears interest at a fixed rate or is covered by the interest rate cap agreements. These instruments are accounted for at fair value and marked to fair value at each period end. Changes in the fair value are recorded as interest expense in the consolidated results of operations. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense.

Property and Equipment

      Property and equipment are recorded at cost. Additions and improvements, including labor costs, are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which through December 31, 2002, were five to seven years for network infrastructure assets, three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $2.4 million and $9.9 million of interest to property and equipment during the years ended December 31, 2002 and 2001, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wireless Licenses

      Wireless licenses are recorded at cost. Through December 31, 2001, wireless licenses were amortized using the straight-line method over their estimated useful lives upon commencement of commercial service, generally 40 years. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142 as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the Federal Communications Commission (“FCC”). Therefore, upon adoption of SFAS No. 142, the Company ceased amortizing its wireless license costs. Wireless licenses, net, totaled $718.2 million at January 1, 2002. Accumulated amortization for wireless licenses was $5.9 million at December 31, 2002 and 2001. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At December 31, 2002 and 2001, wireless licenses to be disposed of were not significant.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, the Company ceased amortization of its goodwill effective January 1, 2002. Other intangible assets consist primarily of acquired technology and are amortized on a straight-line basis over their estimated useful lives of generally three years. Accumulated amortization of goodwill and other intangible assets totaled $0 and $7.3 million at December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

      The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. In accordance with SFAS No. 144, the Company assesses potential impairments to its long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      At June 30, September 30 and December 31, 2002, the Company tested its long-lived assets for potential impairment. Because the Company’s long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, the Company compared its total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of its long-lived and indefinite-lived assets. The total undiscounted future cash flows, excluding interest, exceeded the total carrying value of all of the Company’s long-lived and indefinite-lived assets at the dates tested. As a result, the Company’s long-lived assets were deemed not to be impaired on those dates.

      During the year ended December 31, 2002, the Company recorded impairment charges of $6.4 million and $9.9 million for certain of its property and equipment and intangible assets, respectively, which assets are not currently being used in the business and are not expected to be used in the future.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Indefinite-Lived Intangible Assets

      The Company assesses potential impairment to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually as required by SFAS No. 142 “Goodwill and Other Intangible Assets” and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. An impairment loss is recognized when the fair value of the asset is less than its carrying value. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      SFAS No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment as of January 1, 2002 and at least annually thereafter. The Company completed its transitional impairment review of its wireless licenses during the three months ended March 31, 2002 and concluded that no impairment existed at the date of adoption. The Company also tested its wireless licenses for impairment as of June 30, September 30 and December 31, 2002. The fair values of the wireless licenses were greater than their carrying values on the dates tested; therefore, no impairment loss was recognized on the dates tested. Management’s estimates of the fair values of the wireless licenses were supported by valuations performed by an independent third party appraiser as of June 30 and December 31, 2002. Based on the current difficulties being experienced within the telecommunications and wireless industries, prices observed in future FCC auctions or license transactions could decline significantly and, as a result, the value of the Company’s wireless licenses could be subject to significant impairment losses in the future. The outcome of the Company’s Chapter 11 proceedings may also adversely affect the carrying value of the Company’s wireless licenses as a result of fresh start accounting.

      The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” in completing its impairment reviews. EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that the Company’s wireless licenses should be combined into a single unit of accounting based on the assertion that the licenses as a group represent the highest and best use of the assets. This assertion is based on management’s plans and its belief that it is unlikely that a substantial portion of the licenses will be sold separately.

      Because of the existing defaults under the senior secured vendor credit facilities and the fact that Cricket has been unable to raise new funds which would enable it to repay such amounts, the substantial risk that the stock of the Cricket companies has no value to Leap, and the substantial risk that there would likely be little or no assets or other value available for distribution to the stockholders of Leap, the Company recorded an estimated impairment charge during the year ended December 31, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill related to the Company’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.

Debt Discount and Deferred Financing Costs

      Debt discount and deferred financing costs are amortized and recognized as interest expense under the effective interest method.

Advertising and Promotion Costs

      Advertising and promotion costs, including costs related to the Company’s cooperative advertising programs with its third-party dealers and distributors, are expensed as incurred. Costs of producing advertising

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are expensed as the advertisement occurs. Advertising costs totaled $57.0 million, $63.2 million and $3.0 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-based Compensation

      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. The Company recorded unearned stock-based compensation primarily related to its June 2000 acquisition of the remaining 5.11% of Cricket Communications Holdings that it did not already own (Note 11). Amortization of stock-based compensation included in the calculation of net income was $1.5 million, $6.0 million and $14.3 million for the years ended December 31 2002, 2001 and 2000, respectively.

      The following table shows the effects on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(664,799)	$(483,297)	$(168)
Incremental pro forma compensation expense	(17,693)	(41,513)	(8,761)

Pro forma net loss	$(682,492)	$(524,810)	$(8,929)

Diluted net loss per common share:
As reported	$(14.91)	$(14.27)	$(0.01)

Pro forma	$(15.31)	$(15.50)	$(0.27)

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

      The functional currency of the Company’s Chilean holding company is the U.S. dollar. The monetary assets and liabilities of this foreign subsidiary are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses are recognized in results of operations.

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

Basic and Diluted Net Income (Loss) Per Common Share

      Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method and the conversion of convertible preferred securities.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Future Accounting Requirements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company is required to adopt SFAS No. 143 as of January 1, 2003. The Company has not yet determined the financial impact the adoption of SFAS No. 143 will have on its consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. The Company will adopt SFAS No. 145 on January 1, 2003, at which time it will reclassify the $4.7 million extraordinary loss on the early extinguishment of debt incurred during the year ended December 31, 2000 to other income/expense.

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a significant impact on the Company’s consolidated financial position or its results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,”

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123, and changes certain disclosure requirements for companies electing to continue applying the APB 25 intrinsic value method. The Company currently does not apply the fair value method of accounting for stock-based compensation and does not expect adoption of SFAS No. 148 to have a material impact on its consolidated financial position or its results of operations.

      In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the impact that the adoption of EITF Issue No. 00-21 will have on its consolidated financial position or its results of operations.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently does not maintain significant guarantees that fall within the scope of FIN No. 45. Therefore, the adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations or footnote disclosures.

Note 4. Financial Instruments

Investments

      Investments at December 31, 2002 and 2001 consisted of the following (in thousands):

	Short-term		Long-term

	December 31,

	2002	2001	2002	2001

Restricted Cash Equivalents and Investments:
Bank deposits	$1,500	$—	$—	$—
U.S. government securities	14,157	27,628	—	13,127
Money market funds	10,265	—	—	—

	$25,922	$27,628	$—	$13,127

Investments:
Commercial paper	$34,398	$54,587	$—	$—
U.S. government securities	45,807	26,518	—	—
Certificates of deposit	—	—	—	2,011

	$80,205	$81,105	$—	$2,011

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2002, the contractual maturities of debt securities were as follows (in thousands):

	Years to Maturity

	Less Than One	One to Five

Held-to-maturity (restricted investments)	$14,062	$—
Available-for-sale	$79,321	$—

      Available-for-sale securities were comprised as follows at December 31, 2002 and 2001 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2002
Debt securities	$80,287	$182	$(264)	$80,205

2001
Debt securities	$81,185	$—	$(80)	$81,105
Certificates of deposit	2,010	1	—	2,011

	$83,195	$1	$(80)	$83,116

Fair Value of Financial Instruments

      The carrying values of certain of the Company’s financial instruments, including cash equivalents and short-term investments, accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. Loans payable to equipment vendors incur interest at rates that are based on a fixed spread above LIBOR or a bank base rate. Loans payable to the U.S. government and note payable related to purchases of wireless licenses carry fixed rates of interest that approximate fair value. The Company’s senior notes and senior discount notes had an aggregate estimated market value of $91.6 million at December 31, 2002, based on quoted market prices, compared to an aggregate carrying value of $583.3 million (Note 6). The Company’s senior secured vendor credit facilities are not widely traded instruments, and therefore, it is not practicable to estimate their fair value.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	December 31,

	2002	2001

Property and equipment, net:
Network infrastructure and leasehold improvements	$1,359,803	$893,266
Computer equipment and other	83,780	67,976
Construction-in-progress	61,329	272,464

	1,504,912	1,233,706
Accumulated depreciation and amortization	(398,056)	(121,422)

	$1,106,856	$1,112,284

Accounts payable and accrued liabilities:
Trade accounts payable	$32,870	$61,885
Accrued payroll and related benefits	8,851	21,234
Other accrued liabilities	43,637	64,576

	$85,358	$147,695

Other current liabilities:
Accrued taxes	$23,219	$8,617
Deferred revenue	25,600	17,177
Notes payable	—	19,265
Interest payable	5,632	6,921
Other	5,444	3,863

	$59,895	$55,843

Supplementary Information for Wireless Licenses, Goodwill and Other Intangible Assets (in thousands, except per share data)

      The Company adopted SFAS No. 142 on January 1, 2002. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142 as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 the Company ceased amortizing its wireless license costs. Wireless licenses, net, totaled $718.2 million at January 1, 2002. Amortization expense for other intangible assets for the year ended December 31, 2002 was $6.6 million. During the year ended December 31, 2002, the Company recorded an impairment charge of $9.9 million for certain intangible assets that are not currently being used in the business and are not expected to be used in the future. No significant amortization expense related to other intangible assets is expected in the future. At December 31, 2002, the Company’s other intangible assets were classified

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with other long-term assets. Selected information about the Company’s intangible assets at December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

Other intangible assets, net:
Purchased technology	$—	$19,627
Other	145	2,125

	145	21,752
Accumulated amortization	—	(5,058)

	$145	$16,694

      A reconciliation of net loss adjusted to exclude amortization expense related to goodwill and wireless licenses assuming adoption of SFAS No. 142 on January 1, 2000 is as follows (unaudited):

	December 31,

	2002	2001	2000

Reported net loss	$(664,799)	$(483,297)	$(168)
Goodwill amortization	—	1,454	790
Wireless license amortization	—	4,706	1,199

Adjusted net loss	$(664,799)	$(477,137)	$1,821

Basic net loss per common share:
Reported net loss	$(14.91)	$(14.27)	$(0.01)
Goodwill amortization	—	0.04	0.03
Wireless license amortization	—	0.14	0.05

Adjusted net loss	$(14.91)	$(14.09)	$0.07

Diluted net loss per common share:
Reported net loss	$(14.91)	$(14.27)	$(0.01)
Goodwill amortization	—	0.04	0.02
Wireless license amortization	—	0.14	0.04

Adjusted net loss	$(14.91)	$(14.09)	$0.06

Shares used in per share calculations:
Basic	44,591	33,861	25,398

Diluted	44,591	33,861	32,543

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Comprehensive Income Information (in thousands)

      Other comprehensive income consists of unrealized holding gains (losses) on its investments and foreign currency translation adjustments. The components of accumulated other comprehensive income were as follows:

	December 31,

	2002	2001	2000

Foreign currency translation adjustments, net of tax of $0	$—	$1,449	$2,620
Unrealized holding gains (losses) on investments, net of tax of $0	(1,191)	(17)	151

	$(1,191)	$1,432	$2,771

Supplementary Cash Flow Information (in thousands):

	Year Ended December 31,

	2002	2001	2000

Supplementary disclosure of cash flow information:
Cash paid for interest	$36,006	$30,307	$36,964
Cash paid for income taxes	774	37,079	3,705
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	177,390	566,726	457,960
Long-term financing to purchase wireless licenses	—	105,920	12,410
Debt origination fees financed under long-term debt	—	1,253	34,080
Issuance of common stock related to purchase price adjustment for wireless licenses (Note 2)	8,660	—	—
Issuance of common stock to purchase wireless licenses	—	71,990	26,734
Issuance of common stock to purchase minority interest in subsidiary	—	—	45,961
Deferred income tax liabilities on purchase of wireless licenses	3,690	19,710	3,110
Long-term financing for loans to unconsolidated wireless operating company	—	—	10,338
Issuance of notes receivable for sale of Smartcom	—	—	143,173
Supplementary disclosure of cash used for acquisitions:
Total purchase price	—	18,675	159,044
Common stock issued	—	(10,712)	—
Warrant issued for subsidiary company common stock	—	—	(15,353)
Notes payable issued, net of discount	—	—	(750)
Liabilities assumed at present value	—	(5,063)	(132,166)
Cash acquired	—	—	(4,973)

Cash used for acquisitions	$—	$2,900	$5,802

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information (in thousands)

      A reconciliation of weighted-average shares outstanding used in calculating basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,

	2002	2001	2000

Weighted average shares outstanding — basic earnings per share	44,591	33,861	25,398
Effect of dilutive securities:
Employee stock options	—	—	2,985
Qualcomm warrant	—	—	3,980
Warrant to Chase Telecommunications Holdings	—	—	103
Qualcomm trust convertible preferred securities	—	—	77

Adjusted weighted average shares outstanding — diluted earnings per share	44,591	33,861	32,543

      The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive:

	Year Ended December 31,

	2002	2001	2000

Employee stock options	8,402	8,573	1,214
Convertible note payable	—	240	—
Senior and senior discount unit warrants	2,830	2,830	2,830
Qualcomm warrant	3,375	3,375	—
Warrant to Chase Telecommunications Holdings	95	95	—

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Long-Term Debt

      The Company has classified the principal and interest balances outstanding under its long-term debt as short-term obligations in the consolidated balance sheet as of December 31, 2002 as a result of the Company’s default of the underlying agreements. In addition, the Company’s debt is subject to compromise as a result of the Company’s Chapter 11 Filings. See Note 2. Long-term debt is summarized as follows (in thousands):

	December 31,

	2002	2001

12.5% senior notes, net of unamortized discount of $48.7 million and $55.4 million at December 31, 2002 and 2001, respectively, due 2010	$176,297	$169,618
14.5% senior discount notes, face amount of $668.0 million, net of unamortized discount of $261.0 million and $331.7 million at December 31, 2002 and 2001, respectively, due 2010	407,033	336,283
Vendor financing agreements, net of unamortized discount of $37.9 million and $45.8 million at December 31, 2002 and 2001, respectively, weighted-average effective interest rate of 9.9% and 7.3% per annum at December 31, 2002 and 2001, respectively	1,541,257	1,112,045
U.S. government financing and note payable, net of amortized discount of $5.0 million and $6.9 million at December 31, 2002 and 2001, respectively, weighted-average effective interest rate of 9.9% per annum	84,690	84,616
Other, net of discount of $0.8 million and $1.1 million at December 31, 2002 and 2001, respectively	707	332

	2,209,984	1,702,894
Less debt in default and current portion	(2,209,984)	(26,049)

	$—	$1,676,845

Units Offering

      As a result of the Company’s Chapter 11 Filings, the Company is currently in default under the indenture governing its senior notes and senior discount notes, the terms of which are described below, and the obligations under those notes have been accelerated. See Note 2. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings.

      In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 (“Senior Note”) and one warrant to purchase the Company’s common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 (“Senior Discount Note”) and one warrant to purchase the Company’s common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants are exercisable for an aggregate of 2,829,854 shares of the Company’s common stock at an exercise price of $96.80 per share from February 23, 2001 to before April 15, 2010.

      Interest on the Senior Notes is payable semi-annually. The Senior Discount Notes begin accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. At December 31, 2002, the effective interest rates on the Senior Notes and Senior Discount Notes were 15.8% and 16.3% per

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annum, respectively. Each Senior Discount Note has an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The Company may redeem any of the notes beginning April 15, 2005. The initial redemption price of the Senior Notes is 106.25% of their principal amount plus accrued interest. The initial redemption price of the Senior Discount Notes is 107.25% of their principal amount at maturity plus accrued interest. In addition, before April 15, 2003, the Company may redeem up to 35% of both the Senior Notes and the Senior Discount Notes using proceeds from certain qualified equity offerings at 112.5% of their principal amount and 114.5% of their accreted value, respectively. The notes are guaranteed by Cricket Communications Holdings, Backwire.com, Inc. and Telephone Entertainment Network, Inc. See Note 16. The terms of the notes include certain covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, sell assets, issue or sell stock of some of the Company’s subsidiaries, and effect a consolidation or merger. In addition, the indenture governing the notes contains restrictions that substantially restrict the ability of the Company and its subsidiaries to pay dividends and distributions. These limitations are subject to a number of important qualifications and exceptions contained in the indenture.

Vendor Financing Agreements

      Cricket Communications has entered into purchase agreements and credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. As a result of the Chapter 11 Filings, the indebtedness under these facilities has been accelerated. See Note 2. The lenders under Cricket’s vendor financing facilities previously agreed to share collateral and to limit total loans secured thereunder to $1,845.0 million. The Company is currently in default under each of its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

      Because of the events of default under the senior secured credit facilities, each of the lenders under those facilities terminated their commitments under the facilities. The defaults also provide the credit facility lenders with various rights under their credit agreements and related security agreements, including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and assets of the Cricket companies (other than the stock of Cricket Communications Holdings), subject to the requisite approval of the Bankruptcy Court. To date, the secured vendor credit facility lenders have not exercised any other material creditor remedies under the senior secured vendor credit agreements.

      Borrowings under each of the credit facilities accrue interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. If an event of default has occurred and is continuing, the administrative agent under a credit agreement, at the request of the lenders under the agreement, may restrict Cricket’s ability to choose LIBOR interest rates for outstanding borrowings. Any amount that is not paid when due under a vendor credit agreement will bear interest after the due date at the rate then applicable to base rate loans plus 2%. Principal payments (which will include accrued interest up to the end of the availability period) under each credit agreement were scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the availability period.

      Fees payable by Cricket Communications under the senior secured vendor credit agreements include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million. The origination fees are currently payable to the vendors, as the availability period under all of the credit facilities ended upon termination of the commitments. At December 31, 2002, origination fees totaling $49.8 million were accrued, of which $10.0 million was borrowed under the vendor facilities. Commitment fees are recorded as interest expense. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method. The outstanding liability for the origination fees is classified with the vendor debt because the Company was originally permitted and intended to pay for these fees with additional borrowings under the credit agreements.

      Each of the credit agreements contain various covenants and conditions, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures and other financial ratio tests. In addition, the credit agreements contain restrictions that substantially restrict the ability of the Cricket companies, other than wholly-owned subsidiaries of Cricket, to pay dividends or distributions, including distributions to Leap, other than dividends paid solely in Cricket common stock. The Cricket companies had approximately $165.2 million and $564.3 million in net assets at December 31, 2002 and 2001, respectively.

U.S. Government Financing and Note Payable

      The Company has assumed $94.8 million ($85.9 million, net of discount) in debt obligations to the FCC and a third party as part of the purchase price for wireless licenses. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings.

      In April 2002, the Company completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed the Company’s FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for the third party’s assumption of the FCC debt, the Company provided to the third party a note payable totaling $8.4 million, which is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. The Company is currently in default of the note. See Note 15.

Qualcomm Term Loan

      In January 2001, the Company entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan the Company approximately $125.3 million to finance its acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001 (“Auction 35”). The Company must repay any loans, including the $1.5 million of fees and accrued interest due under the loan at December 31, 2002, and accrued interest to Qualcomm in a single payment no later than March 2006. Loans under the agreement bear interest at a variable rate, depending on the collateral the Company provides, equal to LIBOR plus 7.5% to 12.5% per annum. Payments of principal and interest under this obligation are generally stayed during the pendency of the Chapter 11 proceedings.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

      The components of the Company’s income tax provision were as follows (in thousands):

	December 31,

	2002	2001	2000

Current provision:
Federal	$(618)	$(1,437)	$2,963
State	20	77	564
Foreign	1,647	1,682	44,013

	1,049	322	47,540

Deferred provision:
Federal	20,337	—	—
State	2,435	—	—

	22,772	—	—

	$23,821	$322	$47,540

      During the three months ended March 31, 2002, the Company recorded a one-time income tax expense of $15.9 million to increase the valuation allowance related to its net operating loss carryforwards in connection with ceasing amortization of wireless licenses pursuant to its adoption of SFAS No. 142. In addition, the Company incurred $7.7 million of income tax expense resulting from an increase in the deferred tax liability related to the amortization of wireless licenses during the year ended December 31, 2002.

      The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$511,390	$244,895
Capital loss carryforwards	32,183	1,561
Goodwill	17,935	20,445
Credit carryforwards	—	618
Deferred charges	11,798	10,761
Reserves and allowances	26,906	30,174
Other	211	—

Gross deferred tax assets	600,423	308,454
Valuation allowance	(566,193)	(258,865)
Deferred tax liabilities:
Wireless licenses	(51,037)	(43,326)
Property and equipment	(30,639)	(29,084)

Net deferred tax liability	$(47,446)	$(22,821)

      Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses and expected losses in the future.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $1,315.4 million and $1,267.7 million, respectively. As explained in Note 2, there is a significant annual limitation on the Company’s ability to utilize its net operating loss carryforwards.

      Deferred tax assets of approximately $21.7 million at December 31, 2002 and 2001 resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Amounts computed at statutory federal rate	$(224,001)	$(169,041)	$16,581
Non-deductible losses of foreign subsidiaries and investees	—	18,900	25,312
Loss on sale of foreign investee	(42,697)	—	—
State income tax, net of federal benefit	(29,415)	(15,213)	(3,758)
Foreign income tax benefit (expense)	1,647	26,361	(33,272)
Goodwill impairment	9,422	—	—
Non-deductible expenses	1,419	(13,417)	10,196
Other	118	1,391	940
Increase in valuation allowance related to results of operations	307,328	151,341	31,541

	$23,821	$322	$47,540

Note 8. Stockholders’ Equity

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company completed the first sale of its common stock under the agreement, issuing 1,564,336 shares to Acqua Wellington in exchange for $55.0 million. In July 2001, the Company completed the second sale of its common stock under the agreement, issuing 521,396 shares to Acqua Wellington in exchange for $15.0 million.

Stockholder Rights Plan

      In September 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), as amended. Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a “Right”) for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect of common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $350 (subject to adjustment). The Rights are exercisable only if a person or group (an “Acquiring Person”), other than Qualcomm with respect to its exercise of the warrants granted to it or acquired by it in connection with the Company’s February 2000 units offering, acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person will have the right (subject to termination) to receive the Company’s common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company’s Board of Directors designated 300,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At December 31, 2002, no shares of Preferred Stock were outstanding.

      In August 2002, the Company amended the Rights Plan to permit the issuance of 21,548,415 shares of its common stock to pay a purchase price adjustment to MCG, as ordered by an arbitrator, in connection with its acquisition of wireless licenses in Buffalo and Syracuse, New York. See Note 2.

Warrants

      In 1998, the Company issued to Qualcomm Incorporated (“Qualcomm”) a warrant to purchase 5,500,000 shares of its common stock. In March 1999, Qualcomm agreed to reduce the number of shares which may be acquired on exercise to 4,500,000 for consideration of $5.4 million, which was the estimated fair value of the warrant repurchase as determined by an option pricing model. In December 2000, Qualcomm received 1,015,700 shares of the Company’s common stock upon exercising portions of the warrant for cash proceeds of $3.4 million and the surrender of rights to purchase 109,300 shares in partial payment of the exercise price. At December 31, 2002 and 2001, the number of shares which may be acquired upon exercise of the warrant is 3,375,000, which is exercisable through September 2008.

      The Company had the following warrants outstanding at December 31, 2002:

	Shares Issuable	Exercise
	Upon Exercise	Price

Warrant to Chase Telecommunications Holdings, Inc. (Note 11)	94,999	$4.94
Warrant to Senior and Senior Discount noteholders (Note 6)	2,829,854	96.80
Warrant to Qualcomm	3,375,000	6.11

	6,299,853

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Benefit Plans

Employee Savings and Retirement Plan

      The Company’s 401(k) plan allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expenses for the years ended December 31, 2002, 2001 and 2000, were $1,632,000, $1,384,000 and $139,000, respectively.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of stock option transactions for the 1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan and 2001 Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

December 31, 1999.	1,643	5,697	$6.56
Additional shares reserved	2,250	—	—
Options granted	(1,372)	1,372	60.04
Options cancelled	155	(155)	8.23
Options exercised	—	(714)	3.58

December 31, 2000.	2,676	6,200	18.70
Additional shares reserved	2,500	—	—
Options granted	(2,584)	2,584	25.86
Options cancelled	631	(661)	43.28
Options exercised	—	(492)	3.70

December 31, 2001.	3,223	7,631	19.96
Options granted	(1,485)	1,485	3.09
Options cancelled	1,834	(1,834)	32.17
Options exercised	—	(142)	5.76

December 31, 2002.	3,572	7,140	$13.63

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

      In connection with Leap’s purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own in a subsidiary merger on June 15, 2000 (Note 11), each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. The intrinsic value of the Leap replacement options on the date of the transaction was $24.3 million and was recorded as unearned stock-based compensation. Subsequent to June 15, 2000, the 1999 Cricket Plan has been used to grant options in Leap common stock.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of stock option transactions for the 1999 Cricket Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

December 31, 1999	3,688	1,912	$2.35
Options granted	(239)	239	6.00
Options exercised	—	(856)	2.49

June 14, 2000	3,449	1,295	2.93
June 15, 2000, as converted	1,086	408	9.30
Options granted	(1,138)	1,138	51.40
Options cancelled	52	(51)	46.16
Options exercised	—	(7)	3.23

December 31, 2000	—	1,488	40.27
Options granted	(18)	18	31.33
Options cancelled	605	(605)	54.87
Options exercised	—	(3)	11.14

December 31, 2001	587	898	30.36
Options granted	(700)	700	1.29
Options cancelled	336	(336)	30.05

December 31, 2002	223	1,262	$14.30

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about stock options outstanding under the 1998 Plan, the 1998 Non-Employee Directors Plan, the 1999 Cricket Plan, the 2000 Plan and the 2001 Plan at December 31, 2002 (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of	Life	Exercise	of	Exercise
Exercise Prices	Shares	(in Years)	Price	Shares	Price

$ 0.20 to $ 0.30	2	9.71	$0.25	—	$—
$ 0.31 to $ 0.47	6	9.67	0.39	—	—
$ 0.48 to $ 0.71	7	9.61	0.65	—	—
$ 0.72 to $ 1.08	819	9.57	0.90	—	—
$ 1.09 to $ 1.64	597	9.34	1.58	274	1.58
$ 1.65 to $ 2.48	581	3.59	2.07	426	2.14
$ 2.49 to $ 3.73	1,031	4.51	3.05	860	3.05
$ 3.74 to $ 5.61	1,598	4.83	4.56	1,352	4.50
$ 5.62 to $ 8.43	351	6.03	6.30	229	5.97
$ 8.44 to $12.66	31	8.03	10.00	8	10.38
$12.67 to $19.00	995	8.07	16.75	353	17.29
$19.01 to $28.51	776	7.45	20.86	332	20.29
$28.52 to $42.79	1,004	8.45	31.56	256	31.63
$42.80 to $64.19	585	7.55	57.43	240	57.48
$64.20 to $96.31	19	7.64	71.18	8	71.10

	8,402	6.81	$13.73	4,338	$10.79

      At December 31, 2002, 2001 and 2000, 4,338,000, 3,382,000 and 2,605,000 options were exercisable by employees of the Company at a weighted average exercise price of $10.79, $10.30 and $4.91, respectively.

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”) allowed eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 500,000 shares of common stock have been reserved for issuance under the 1998 ESP Plan. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the years ended December 31, 2002, 2001 and 2000, 260,932, 98,740 and 24,613 shares were issued under the 1998 ESP Plan at a weighted average price of $4.69, $16.81 and $35.64 per share, respectively. On November 1, 2002, the Company suspended contributions to the 1998 ESP Plan. On that date, 34,570 shares of common stock were available for future issuance.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Executive Retirement Plan

      The Company’s voluntary retirement plan allowed eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants received up to a 10% match of their income in the form of the Company’s common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plan authorized up to 100,000 shares of common stock to be allocated to participants. For the years ended December 31, 2002, 2001 and 2000, 68,418, 12,804 and 6,107 shares, respectively, were allocated under the plan and the Company’s matching contribution amounted to $141,357, $224,505 and $625,000, respectively. In August 2002, the Company suspended all employee contributions to the executive retirement plan. On that date, 5,611 shares of common stock were available for future issuance.

Executive Officer Deferred Stock Plan

      The Company’s Executive Officer Deferred Stock Plan (the “1999 Executive Officer Plan”) provided for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. A total of 25,000 shares of common stock were reserved for issuance under the 1999 Executive Officer Plan. Bonus deferrals are converted into share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company’s common stock on the bonus payday. Share units represent the right to receive shares of the Company’s common stock in accordance with the plan. The Company will also credit to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. In April 2001, the Company’s shareholders approved the adoption of the 2001 Executive Officer Deferred Bonus Stock Plan (the “2001 Executive Officer Plan”). A total of 275,000 shares of common stock have been reserved for issuance under the 2001 Executive Officer Plan. Terms of the 2001 Executive Officer Plan are comparable to the 1999 Executive Officer Plan. For the years ended December 31, 2002, 2001 and 2000, 236,507, 58,783 and 4,710 shares were issued under the 1999 and 2001 Executive Officer Plans combined. In August 2002, the Company suspended all employee contributions to the 1999 Executive Officer Plan and the 2001 Executive Officer Plan. On that date, 435 shares of common stock were available for future issuance.

Stock Option Exchange Program

      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date, at least six months and one day from the date the old options were cancelled, provided the individual is still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options was the fair market value of the Company’s common stock on the date of grant. The new options have the same vesting schedule as the old options and are exercisable as to vested shares six months after the date of grant. The Exchange Program resulted in the voluntary cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share. In June 2002, the Company granted new stock options to purchase 683,318 shares of common stock with an exercise price of $1.58 per share pursuant to the Exchange Program.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information

      For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate:
1999 Cricket Plan	3.4%	7.0%	5.9%
1998 ESP Plan	1.3%	4.7%	6.3%
All other plans	3.5%	5.2%	6.0%
Volatility:
1999 Cricket Plan	113.0%	109.0%	60.0%
1998 ESP Plan	120.3%	109.0%	105.0%
All other plans	102.8%	109.0%	60.0%
Dividend yield (all plans)	0.0%	0.0%	0.0%
Expected life (years):
1999 Cricket Plan	7.4	5.0	5.0
1998 ESP Plan	0.5	0.5	0.5
All other plans	7.3	4.6	5.0

      The weighted average estimated grant date fair values of stock options were as follows:

	Year Ended December 31,

	2002	2001	2000

Stock options granted below fair value:
2000 Plan	$1.22	$—	$—
Stock options granted at fair value:
1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan and 2001 Plan	$2.43	$19.38	$33.53
1999 Cricket Plan (grants prior to merger)	$—	$—	$2.99
1999 Cricket Plan (grants subsequent to merger)	$1.11	$24.99	$28.31
1998 ESP Plan	$6.98	$19.57	$35.64
Stock options granted above fair value:
2000 Plan	$—	$10.70	$—

Note 10. Commitments and Contingencies (See Note 2 for Significant Subsequent Event)

      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso to Telefónica Móviles, S.A. for cash proceeds (Note 12). In connection with the sale, Leap was released from its obligations under a $33 million guarantee of Pegaso’s debt to Qualcomm by delivering to Qualcomm its rights under the warrants that it acquired in connection with the guarantee.

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A. (“Endesa”) (Note 11). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against the Company for breach of representations and warranties under the purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001, and the Company expects it to remain unpaid until the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issues related to the claims are resolved. The Company believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Leap has caused its wholly owned Chilean subsidiary to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s wireless licenses include provisions that require the Company to satisfy buildout deadlines and certain geographic coverage requirements within five years and/or ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter or one-third of the population of the licensed service area, depending on the type of license. Because the Company obtained many of its wireless licenses from third parties subject to existing buildout requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $84.7 million at December 31, 2002, have initial buildout deadlines in 2004. The Company has met the buildout requirements in all markets where it currently offers Cricket service. However, the Company has not satisfied the minimum buildout requirements for all material wireless licenses that it intends to use in the Cricket business or sell or transfer to third parties, and the Company currently does not have the financial resources to complete such buildout. The Company intends to either raise additional resources to fund the buildout or sell or otherwise transfer the material licenses for which it has not yet satisfied the buildout requirement before the deadline. However, there can be no guarantee that the Company will be able to raise the resources or sell or transfer the licenses before the deadline. Failure to comply with these buildout requirements could cause the revocation of some of the Company’s licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to develop the wireless licenses that expire in 2004. Any subsequent expiration of such licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against the Company, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired the Company’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). These lawsuits are virtually identical and each alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of the Company’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of the Company’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of the Company’s assets in its financial statements. The actions seek an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the Court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated. No class has yet been certified in these actions. The Company believes that it has strong defenses to the claims raised by these lawsuits. However, if the Company does not prevail, the amounts involved could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action on behalf of the Company against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of the Company’s debt securities on February 23, 2000, and nominally against the Company. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. The Company believes the allegations are without merit and intends to defend the case vigorously.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks in the United States. As a result of the Chapter 11 Filings, the Company may assume or reject pre-petition executory contracts and unexpired nonresidential real property leases, which will affect the amount of its liabilities post-bankruptcy. Therefore, the minimum rental payment commitments shown in the table below do not reflect the Company’s actual cash outlays in future periods. Scheduled future minimum rental payments required for all non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31:

2003	$57,603
2004	57,817
2005	53,754
2006	24,424
2007	5,110
Thereafter	11,051

Total	$209,759

      Rent expense totaled $60.8 million, $38.9 million and $5.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 11.	Acquisitions and Dispositions

Chase Telecommunications Holdings

      In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. (“Chase Telecommunications Holdings”), including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant exercisable to purchase 202,566 shares of the Company’s common stock at an aggregate exercise price of $1.0 million (which had a fair value of $15.3 million at the acquisition date), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. Under the purchase method of accounting, the total estimated fair value of the acquisition was $152.9 million, of which $43.2 million was allocated to property and equipment and other assets and $109.7 million was allocated to intangible assets. Intangible assets consist primarily of wireless licenses that, through December 31, 2002, were amortized over their estimated useful lives of 40 years following commencement of commercial service. In July 2001, Chase Telecommunications Holdings received 89,345 shares of the Company’s common stock upon net-exercising a portion of the warrant by surrendering 18,222 shares in payment of the exercise price. At December 31, 2002, the number of shares which may be acquired upon exercise of the warrant is 94,999.

Cricket Communications Holdings

      On June 15, 2000, through a subsidiary merger, the Company acquired the remaining 5.11% of Cricket Communications Holdings that it did not already own. These shares were owned by individuals and entities, including directors and employees of the Company and Cricket Communications Holdings. Each issued and outstanding share of Cricket Communications Holdings common stock not held by the Company was converted into the right to receive 0.315 of a fully paid and non-assessable share of the Company’s common stock. As a result, 1,048,635 shares of the Company’s common stock were issued. The Company also assumed Chase Telecommunications Holdings’ warrant to purchase 1% of the common stock of Cricket Communications Holdings, which was converted into a warrant to acquire 202,566 shares of the Company’s common

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock, at an aggregate exercise price of $1.0 million. The aggregate fair value of the shares issued and warrant assumed in excess of the carrying value of the minority interest was allocated to goodwill. As a result, goodwill of $29.2 million was recorded in June 2000 and was amortized over its estimated useful life of 20 years, through December 31, 2001. In addition, the Company assumed all unexpired and unexercised Cricket Communications Holdings stock options outstanding at the time of the merger, whether vested or unvested, which upon conversion amounted to options to purchase 407,784 shares of the Company’s common stock. The Company recorded unearned stock-based compensation of $24.3 million for the excess of the fair value of the Company’s common stock on the date of the merger over the exercise price of the unvested options exchanged. Amortization of stock-based compensation for these options amounted to $1.5 million, $5.5 million and $13.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Wireless Licenses and Other Assets

      During the year ended December 31, 2001, the Company completed the purchase and exchange of wireless licenses and certain wireless technology assets for an aggregate of $232.0 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $110.2 million, and the issuance of 2,778,534 shares of the Company’s common stock with a fair value at the time of purchase of approximately $82.7 million. In addition, in November 2001, the Company completed the sale of a portion of its wireless licenses in Salt Lake City and Provo, Utah to Cingular Wireless LLC for approximately $138.1 million in cash, net of related costs.

      During the year ended December 31, 2002, the Company completed the exchange of wireless licenses with an aggregate net carrying value of $7.7 million. As there was no cash consideration given or received by the Company as part of the transaction, the licenses received were recorded at the net carrying value of the licenses exchanged.

      Leap was the winning bidder for 22 wireless licenses covering approximately 24.1 million potential customers, in the FCC’s Auction 35. The former holder of the licenses challenged the validity of Auction 35 in court, and the licenses were never granted to the Company. In December 2002, the Company accepted an offer from the FCC and withdrew from its commitment and right to purchase the licenses on which it was the successful bidder. In connection with that withdrawal, the Company received a refund of $10.5 million in payments it had made to the FCC relating to Auction 35, which was in addition to the $74.2 million received earlier in the year. The Company has applied for a refund of the remaining approximately $268,000 of payments it made to the FCC in connection with Auction 35.

Smartcom Disposition

      On June 2, 2000, the Company completed the sale of Smartcom to Endesa in exchange for gross consideration of approximately $381.5 million, consisting of $156.8 million in cash, three promissory notes totaling $143.2 million, subject to certain post-closing adjustments, the repayment of intercompany debt due to Leap by Smartcom totaling $53.3 million, and the release of cash collateral posted by the Company securing Smartcom indebtedness of $28.2 million. The Company recognized a gain on sale of Smartcom of $313.4 million before related income tax expense of $34.5 million during the year ended December 31, 2000. In February 2001, the Company sold one of the promissory notes, with an original principal amount of $58.2 million plus accrued interest, to a third party for $60.7 million. In June 2001, Endesa repaid $47.5 million of principal and accrued interest for the second promissory note. The remaining promissory note of $35.0 million note matured on June 2, 2001, and the Company expects it to remain unpaid until the issues related to indemnification claims of Endesa are resolved. See Note 10.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pegaso Disposition

      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso to Telefónica Móviles, S.A. See Note 12.

Note 12.	Investments in and Loans Receivable from Wireless Operating Companies

      Prior to the Company’s acquisition of substantially all the assets of Chase Telecommunications Holdings in March 2000, Chase Telecommunications Holdings was accounted for under the equity method. The Company recorded equity losses from Chase Telecommunications Holdings of $10.4 million during the year ended December 31, 2000.

      The Company invested $100.0 million in Pegaso from June to September 1998 as a founding shareholder. In April 2000, Sprint PCS invested $200.0 million in Pegaso by purchasing 12,439,232 shares of common stock at an average purchase price of approximately $16.08 per share from Pegaso and shareholders other than Leap. In August 2000, several of the other existing investors of Pegaso contributed an additional $50.0 million in Pegaso in exchange for 5,000,000 shares of Pegaso common stock at a price of $10.00 per share. As a result of these transactions, the Company’s percentage interest was reduced from 28.6% to 20.1%, and the Company recorded a gain of $32.6 million in its result of operations for the year ended December 31, 2000 as a result of the reduction in its share of Pegaso’s accumulated losses. A deferred tax asset was not provided for the excess of the tax basis over the carrying value of the investment in Pegaso because Pegaso was a corporate joint venture that was essentially permanent in duration and for which reversal of the related temporary difference was not expected in the foreseeable future. In 2001, the Company invested an additional $20.5 million in Pegaso by purchasing convertible subordinated notes (the “Pegaso Notes”). The Pegaso Notes, due in January 2008, did not accrue interest and were subordinate to other indebtedness of Pegaso. The Pegaso Notes converted into equity of Pegaso on the earlier of December 31, 2002 or immediately prior to the consummation of an acquisition transaction as defined in the Pegaso Notes. In January 2002, Qualcomm and certain shareholders of Pegaso other than the Company made additional loan commitments to Pegaso of up to $160.0 million. As part of the consideration for these additional loan commitments, Qualcomm and the other Pegaso shareholders obtained rights to receive warrants to purchase shares of Pegaso.

      In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses as its investment in and loans to Pegaso were reduced to zero. In addition, equity losses were not recorded to the extent of the Company’s $33 million guarantee to Qualcomm of Qualcomm’s working capital loans to Pegaso because the guarantee relates to the final $100 million of the working capital loans payable to Qualcomm. In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso Telefónica Móviles, S.A. for cash proceeds of $22.2 million. In addition, the Company received $15.8 million in proceeds for the repayment of the Pegaso notes. The Company recorded a gain of $39.5 million in results of operations for the year ended December 31, 2002 related to the sale. The Company had guaranteed to Qualcomm $33 million of the final $100 million of Pegaso’s outstanding working capital loans from Qualcomm. In connection with the sale, Leap was released from its obligations under the $33 million guarantee by delivering to Qualcomm its rights under the warrants that it acquired in connection with the guarantee.

      The Company recorded equity losses from Pegaso of $54.0 million and $68.2 million during the years ended December 31, 2001 and 2000. Pegaso was not a significant subsidiary of the Company at and for the year ended December 31, 2002, and therefore, the summary financial information of Pegaso as of and for the year ended December 31, 2002 is not presented in these financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Condensed combined financial information for the operating companies accounted for under the equity method is summarized as follows (in thousands):

	December 31,

	2001	2000

Current assets	$97,687	$106,751
Non-current assets	813,156	678,628
Current liabilities	(601,259)	(300,424)
Non-current liabilities	(569,836)	(312,489)

Total stockholders’ capital (deficit)	(260,252)	172,466
Other stockholders’ share of capital (deficit)	(260,252)	137,775

Company’s share of capital (deficit)	$—	$34,691

Investment in and loans receivable from unconsolidated wireless operating company	$—	$34,691

	Year Ended December 31,

	2001	2000

Operating revenues	$156,029	$80,909

Operating expenses	(470,526)	(318,329)
Other expense, net	(116,882)	(52,621)
Foreign currency transaction gains (losses), net	(2,834)	1,917

Net loss	(434,213)	(288,124)
Other stockholders’ share of net loss	(380,213)	(208,002)

Company’s share of net loss	(54,000)	(80,122)
Elimination of intercompany transactions	—	1,498

Equity in net loss of investments in and loans receivable from unconsolidated wireless operating companies	$(54,000)	$(78,624)

Note 13.	Segment and Geographic Data

      For the year ended December 31, 2002, the Company operated in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States. Prior to fiscal 2001, the Company’s reportable segments were Cricket in the United States and Pegaso in Mexico. As a result of the Company’s June 2000 sale of Smartcom, segment data excluded Smartcom. Prior period segment data has been reclassified to conform to the Company’s current year determination of its reportable segments.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Revenues and long-lived assets related to operations in the United States and other countries are as follows (in thousands):

	As of and for the Year Ended December 31,

	2002	2001	2000

Revenues:
United States	$618,475	$255,164	$28,672
Other countries	—	—	21,645

Total consolidated revenues	$618,475	$255,164	$50,317

Long-Lived Assets:
United States	$1,836,201	$1,874,119
Other countries	—	—

Total consolidated long-lived assets	$1,836,201	$1,874,119

Note 14.	Selected Quarterly Financial Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Summarized quarterly data for the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share data):

	Year Ended December 31, 2002

	Q1	Q2	Q3	Q4

Revenues	$140,181	$151,142	$155,173	$171,979
Operating loss(1)	(127,398)	(100,980)	(123,935)	(101,787)
Net loss(1)	(196,647)	(158,590)	(142,986)	(166,576)
Basic and diluted net loss per common share	$(5.32)	$(4.23)	$(3.18)	$(2.84)

	Year Ended December 31, 2001

	Q1	Q2	Q3	Q4

Revenues	$36,753	$47,846	$66,693	$103,872
Operating loss(2)	(62,899)	(77,143)	(111,391)	(33,085)
Net loss(2)	(114,385)	(128,530)	(160,742)	(79,640)
Basic and diluted net loss per common share	$(3.88)	$(3.91)	$(4.43)	$(2.17)

(1)	During the three months ended September 30, 2002, the Company recorded a gain on sale of unconsolidated wireless operating company of $39.5 million and a goodwill impairment charge of $26.9 million. During the three months ended December 31, 2002, the Company recorded an impairment charge of $16.3 million for certain of its property and equipment and intangible assets.

(2)	The decrease in the operating loss and net loss in the fourth quarter of the year ended December 31, 2001 was primarily due to a gain on sale of wireless licenses of $136.3 million.

Note 15.	Subsequent Event

      In January 2003, the Company chose not to make a payment of principal and accrued interest that was due on a note payable to a third party pursuant to a wireless license exchange (Note 6). This nonpayment constituted an event of default of the terms of the note. The Company has received a notice of default from the note holder and a notice of acceleration of the principal and accrued interest balance. The note holder has also notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prohibited by the automatic stay under Chapter 11. Payments of principal and interest under this obligation are generally stayed during the pendency of the Chapter 11 proceedings.

Note 16. Subsidiary Guarantee

      The Company’s Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings, and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., both of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional, and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and the non-guarantor subsidiaries of Leap as of December 31, 2002 and December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$36,675	$—	$64,185	$—	$100,860
Short-term investments	33,155	—	47,050	—	80,205
Restricted cash equivalents and short-term investments	14,157	—	11,765	—	25,922
Inventories	—	—	30,403	—	30,403
Other current assets	5,541	—	22,963	—	28,504

Total current assets	89,528	—	176,366	—	265,894
Property and equipment, net	5,090	—	1,101,766	—	1,106,856
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	201,926	(510,239)	—	308,313	—
Wireless licenses, net	5,584	—	723,616	—	729,200
Other assets	17,410	27	44,315	—	61,752

Total assets	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$5,427	$4,540	$116,650	$(41,259)	$85,358
Amounts payable to equipment vendors	—	—	55,077	—	55,077
Debt in default	592,112	—	1,617,872	—	2,209,984
Other current liabilities	3,747	—	56,148	—	59,895

Total current liabilities	601,286	4,540	1,845,747	(41,259)	2,410,314
Other long-term liabilities	15,038	—	35,136	—	50,174

Total liabilities	616,324	4,540	1,880,883	(41,259)	2,460,488

Stockholders’ Equity (Deficit:)
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,332	1,332,516	(2,062,848)	1,156,379
Unearned stock-based compensation	(986)	(69)	(917)	986	(986)
Accumulated deficit	(1,450,994)	(1,245,015)	(1,165,725)	2,410,740	(1,450,994)
Accumulated other comprehensive loss	(1,191)	—	(694)	694	(1,191)

Total stockholders’ equity (deficit)	(296,786)	(514,752)	165,180	349,572	(296,786)

Total liabilities and stockholders’ equity (deficit)	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$141,746	$—	$101,233	$—	$242,979
Short-term investments	30,672	—	50,433	—	81,105
Restricted short-term investments	27,628	—	—	—	27,628
Inventories	—	—	45,338	—	45,338
Other current assets	659	—	21,385	—	22,044

Total current assets	200,705	—	218,389	—	419,094
Property and equipment, net	11,556	—	1,100,728	—	1,112,284
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	547,916	(61,660)	—	(486,256)	—
Wireless licenses, net	18,853	—	699,369	—	718,222
Goodwill, net	—	—	61,808	(34,889)	26,919
Other intangible assets, net	4,661	—	12,033	—	16,694
Restricted investments	13,127	—	—	—	13,127
Deposits for wireless licenses	85,000	—	—	—	85,000
Other assets	20,216	—	39,339	—	59,555

Total assets	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$6,794	$—	$169,197	$(28,296)	$147,695
Current portion of long-term debt	—	—	26,049	—	26,049
Other current liabilities	29,864	—	25,979	—	55,843

Total current liabilities	36,658	—	221,225	(28,296)	229,587
Long-term debt	506,233	—	1,170,612	—	1,676,845
Other long-term liabilities	703	—	185,320	—	186,023

Total liabilities	543,594	—	1,577,157	(28,296)	2,092,455

Stockholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	1,148,337	594,667	1,206,139	(1,800,806)	1,148,337
Unearned stock-based compensation	(5,138)	—	(5,138)	5,138	(5,138)
Accumulated deficit	(786,195)	(656,327)	(647,932)	1,304,259	(786,195)
Accumulated other comprehensive income	1,432	—	1,440	(1,440)	1,432

Total stockholders’ equity (deficit)	358,440	(61,660)	554,509	(492,849)	358,440

Total liabilities and stockholders’ equity (deficit)	$902,034	$(61,660)	$2,131,666	$(521,145)	$2,450,895

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$567,694	$—	$567,694
Equipment revenues	—	—	50,781	—	50,781

Total revenues	—	—	618,475	—	618,475

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(206,614)	25,210	(181,404)
Cost of equipment	—	—	(252,344)	—	(252,344)
Selling, general and administrative expenses	(31,133)	46	(276,920)	—	(308,007)
Depreciation and amortization	(5,835)	(3,814)	(278,293)	—	(287,942)
Impairment of long-lived assets	(8,777)	(7,546)	—	—	(16,323)
Impairment of goodwill	—	—	(61,806)	34,887	(26,919)

Total operating expenses	(45,745)	(11,314)	(1,075,977)	60,097	(1,072,939)
Gain on sale of wireless licenses	364	—	—	—	364

Operating loss	(45,381)	(11,314)	(457,502)	60,097	(454,100)
Equity in net loss of investments in and loans receivable from subsidiaries	(501,900)	(569,694)	—	1,071,594	—
Interest income	3,841	—	2,504	—	6,345
Interest expense	(106,541)	—	(123,199)	—	(229,740)
Foreign currency transaction gains, net	—	—	50	—	50
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Other income (loss) net	(381)	—	22,540	(25,210)	(3,051)

Loss before income taxes	(650,362)	(581,008)	(516,089)	1,106,481	(640,978)
Income taxes	(14,437)	—	(9,384)	—	(23,821)

Net loss	$(664,799)	$(581,008)	$(525,473)	$1,106,481	$(664,799)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$215,917	$—	$215,917
Equipment revenues	—	—	39,247	—	39,247

Total revenues	—	—	255,164	—	255,164

Operating expenses:
Cost of service (exclusive of items shown separately below)	(1,382)	—	(102,813)	9,685	(94,510)
Cost of equipment	—	—	(202,355)	—	(202,355)
Selling, general and administrative expenses	(32,581)	—	(234,692)	—	(267,273)
Depreciation and amortization	(3,514)	—	(115,663)	—	(119,177)

Total operating expenses	(37,477)	—	(655,523)	9,685	(683,315)
Gains on sale of wireless licenses	30,568	—	113,065	—	143,633

Operating loss	(6,909)	—	(287,294)	9,685	(284,518)
Equity in net loss of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	(403,120)	(455,167)	(54,000)	858,287	(54,000)
Interest income	14,001	—	12,423	—	26,424
Interest expense	(96,731)	—	(81,336)	—	(178,067)
Foreign currency transaction losses, net	—	—	(1,257)	—	(1,257)
Other income, net	8,609	—	9,519	(9,685)	8,443

Loss before income taxes	(484,150)	(455,167)	(401,945)	858,287	(482,975)
Income taxes	853	—	(1,175)	—	(322)

Net loss	$(483,297)	$(455,167)	$(403,120)	$858,287	$(483,297)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2000 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$40,599	$—	$40,599
Equipment revenues	—	—	9,718	—	9,718

Total revenues	—	—	50,317	—	50,317

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(22,111)	1,290	(20,821)
Cost of equipment	—	—	(54,883)	—	(54,883)
Selling, general and administrative expenses	(35,233)	—	(82,116)	—	(117,349)
Depreciation and amortization	(815)	—	(23,748)	—	(24,563)

Total operating expenses	(36,048)	—	(182,858)	1,290	(217,616)

Operating loss	(36,048)	—	(132,541)	1,290	(167,299)
Equity in net income (loss) of investments in and loans receivable from subsidiaries and unconsolidated wireless operating companies	110,229	(110,762)	(78,624)	533	(78,624)
Interest income	23,490	1,503	23,484	—	48,477
Interest expense	(81,622)	—	(30,736)	—	(112,358)
Foreign currency transaction gains, net	361	—	13,605	—	13,966
Gain on sale of wholly-owned subsidiary	(4,484)	—	317,916	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	32,602	—	32,602
Other income, net	2,021	—	1,182	(1,290)	1,913

Income (loss) before income taxes and extraordinary items	13,947	(109,259)	146,888	533	52,109
Income taxes	(9,693)	—	(37,847)	—	(47,540)

Income (loss) before extraordinary items	4,254	(109,259)	109,041	533	4,569
Extraordinary loss on early extinguishment of debt	(4,422)	—	(315)	—	(4,737)

Net income (loss)	$(168)	$(109,259)	$108,726	$533	$(168)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(99,678)	$—	$(84,138)	$—	$(183,816)

Investing activities:					—
Purchase of property and equipment	(3,810)	—	(98,371)	—	(102,181)
Investment in and loans to subsidiaries	(127,510)	(121,114)	—	248,624	—
Refund of deposits for wireless licenses	84,731	—	—	—	84,731
Net proceeds from the sale of wireless licenses	380	—	—	—	380
Net proceeds from sale of unconsolidated wireless operating company	38,069	—	—	—	38,069
Purchase of investments	(116,229)	—	(144,386)	—	(260,615)
Sale and maturity of investments	105,311	—	150,424	—	255,735
Restricted investments, net	27,110	—	(11,765)	—	15,345
Other	6,461	—	(6,461)	—	—

Net cash provided by (used in) investing activities	14,513	(121,114)	(110,559)	248,624	31,464

Financing activities:
Proceeds from long-term debt	—	—	35,897	—	35,897
Repayment of notes payable and long-term debt	(20,369)	—	191	—	(20,178)
Parent’s investment	—	121,114	127,510	(248,624)	—
Dividends paid to parent	—	—	—	—	—
Issuance of common stock, net	463	—	—	—	463
Payment of debt financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by financing activities	(19,906)	121,114	157,649	(248,624)	10,233

Net increase (decrease) in cash and cash equivalents	(105,071)	—	(37,048)	—	(142,119)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$36,675	$—	$64,185	$—	$100,860

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(77,675)	$—	$(232,739)	$—	$(310,414)

Investing activities:
Purchase of property and equipment	(15,126)	—	(199,187)	—	(214,313)
Investment in and loans to subsidiary and unconsolidated wireless operating company	(240,542)	—	—	220,000	(20,542)
Dividends received from subsidiaries	361,218	—	—	(361,218)	—
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of and deposits for wireless licenses	(230,876)	—	(12,163)	—	(243,039)
Net proceeds from the sale of wireless licenses	142,173	—	—	—	142,173
Purchase of investments	(45,528)	—	(153,216)	—	(198,744)
Sale and maturity of investments	36,143	—	284,294	—	320,437
Restricted investments, net	26,799	—	—	—	26,799
Sale and repayment of notes receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	30,007	—	25,752	(141,218)	(85,459)

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	—	217,064	—	217,064
Repayment of short-term and long-term debt	(88,350)	—	—	—	(88,350)
Parent’s investment	—	—	220,000	(220,000)	—
Dividends paid to parent	—	—	(361,218)	361,218	—
Issuance of common stock, net	171,260	—	—	—	171,260

Net cash provided by financing activities	82,910	—	75,846	141,218	299,974

Net increase (decrease) in cash and cash equivalents	35,242	—	(131,141)	—	(95,899)
Cash and cash equivalents at beginning of period	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of period	$141,746	$—	$101,233	$—	$242,979

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

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

MANAGEMENT

Directors

			Director	Term
Name	Age	Position with the Company	Since	Expires

Harvey P. White	69	Chairman of the Board and Chief Executive Officer	1998	2004
Thomas J. Bernard	71	Vice Chairman and Director	1998	2003
Anthony R. Chase	48	Director	2000	2005
Robert C. Dynes	60	Director	1999	2003
Thomas A. Page	70	Director	2002	2005
Susan G. Swenson	54	President, Chief Operating Officer and Director	1999	2005
Michael B. Targoff	58	Director	1998	2005
Jeffrey P. Williams	51	Director	1998	2004

      Harvey P. White has served as Chairman of the Board, Chief Executive Officer and a Director of Leap since its formation in June 1998 and also served as President of Leap from June 1998 to July 1999. Mr. White served as Interim Chief Financial Officer from February 2002 until August 2002. Mr. White was one of the founders of Qualcomm and served as Vice Chairman of the Board of Qualcomm from June 1998 to September 1998. From May 1992 until June 1998, he served as President of Qualcomm and from February 1994 to August 1995, as Chief Operating Officer of Qualcomm. Before May 1992, he was Executive Vice President and Chief Operating Officer, and was also a Director of Qualcomm since it began operations in July 1985 until he resigned in September 1998 when Leap became an independent, publicly-traded company. From March 1978 to June 1985, Mr. White was an officer of LINKABIT (M/A-COM LINKABIT after August 1980), where he was successively Chief Financial Officer, Vice President, Senior Vice President and Executive Vice President. Mr. White became Chief Operating Officer of LINKABIT in July 1979 and a Director of LINKABIT in December 1979. Mr. White is currently a Director of Applied Micro Circuits Corporation, a publicly-held supplier of high-bandwidth silicon connectivity, WIDCOMM, a privately-held Bluetooth technology start-up company, and the San Diego Padres Baseball Club. Mr. White holds a B.A. from Marshall University.

      Thomas J. Bernard has served as a Director of Leap since its formation in June 1998 and is currently Vice Chairman of the Board. Mr. Bernard also served as President — International Business Division of Leap from July 1999 until his retirement as an officer of Leap in December 2000. From June 1998 to July 1999, he served as Executive Vice President of Leap. From April 1996 to June 1998, Mr. Bernard served as a Senior Vice President of Qualcomm and General Manager of Qualcomm’s Infrastructure Products division. Mr. Bernard had retired in April 1994, but returned to Qualcomm in August 1995 as Executive Consultant and became Senior Vice President, Marketing, in December 1995. Mr. Bernard first joined Qualcomm in September 1986. He served as Vice President and General Manager for the OmniTRACS division and in September 1992 was promoted to Senior Vice President of Qualcomm. Before joining Qualcomm, Mr. Bernard was Executive Vice President and General Manager, M/A-COM LINKABIT, Telecommunications Division, Western Operations. Mr. Bernard also serves as a Director of cVideo, a developer of software-based recording and transmission products.

      Anthony R. Chase has served as a Director of Leap since August 2000. Mr. Chase has served as Chairman and Chief Executive Officer of Chasecom LP since 1998, Chairman and Chief Executive Officer of Chase Radio

Partners, Inc. since 2000, and Chairman and Chief Executive Officer of both Faith Broadcasting Corporation and Chase Telecommunications, Inc. since 1993. Mr. Chase is also Chairman and Co-Founder, together with SBC Communications, Inc., of the Telecom Opportunity Institute. Mr. Chase began teaching communications law and contracts at the University of Houston Law School in 1990 and received tenure in 1996. Mr. Chase received a B.A. with honors from Harvard University in 1977 and his M.B.A. and J.D. from Harvard Business School and Harvard Law School in 1981. Mr. Chase serves on the Boards of Directors of Cornell Companies, Inc. (NYSE), Northern Trust Bank of Texas, numerous not-for-profit organizations, and is a member of the Council on Foreign Relations.

      Robert C. Dynes has served as a Director of Leap since July 1999. He has served as the Chancellor of the University of California, San Diego since 1996 and as a Professor of Physics at UCSD since 1991 and was Senior Vice Chancellor — Academic Affairs of UCSD from 1995 to 1996. Before 1991, Chancellor Dynes held numerous research science positions at AT&T Bell Laboratories. Chancellor Dynes is a member of the National Academy of Sciences and a Fellow of the American Academy of Arts and Sciences, the Canadian Institute of Advanced Research and the American Physical Society. Chancellor Dynes serves on numerous scientific and educational boards and committees. Chancellor Dynes holds a B.Sc. in Mathematics and Physics from the University of Western Ontario and a M.Sc. and Ph.D. in Physics from McMaster University in Hamilton, Ontario.

      Thomas A. Page has served as a Director of Leap since February 2002. Mr. Page is the former Chairman of the Board of Directors of Enova Corporation and San Diego Gas & Electric Company (SDG&E), which are now part of Sempra Energy. Mr. Page joined SDG&E in 1978 as Executive Vice President and Chief Operating Officer. In 1981, he was elected President and Chief Executive Officer, and became Chairman in 1983. He held one or more of these positions until his retirement in April 1998. Before joining SDG&E, Mr. Page held executive positions at Gulf States Utilities and Wisconsin Power and Light. Mr. Page is an elected member of the Grossmont Union High School District Board of Education and a Director of the San Diego Regional Economic Development Corporation. Mr. Page is Chairman of the Board of Directors of Cuyamaca Bank, a Director of both Targeted Molecules Corp. and Metallic Power, and an Advisory Director of Sorrento Ventures, a venture capital firm. Mr. Page earned a B.S. in Civil Engineering, a Masters in Industrial Administration and was awarded Doctorate in Management from Purdue University.

      Susan G. Swenson has served as President and a Director since July 1999 and Chief Operating Officer since October 1999. She also served as Cricket Communications’ Chief Executive Officer from July 1999 until July 2000. From March 1994 to July 1999, she served as President and Chief Executive Officer of Cellular One, a joint venture between AirTouch and AT&T Wireless that provided wireless telecommunications services to regions covering approximately ten million potential customers. From 1979 to 1994, Ms. Swenson held various operating positions with Pacific Telesis Group, including Vice President and General Manager of Pacific Bell’s San Francisco Bay Area operating unit for one year and President and Chief Operating Officer of PacTel Cellular for two and one-half years. Ms. Swenson also serves as a Director of Wells Fargo & Company, General Magic, Inc. and Palm, Inc. Ms. Swenson holds a B.A. from San Diego State University.

      Michael B. Targoff has served as a Director of Leap since September 1998. He is founder of Michael B. Targoff and Co., a company that seeks controlling investments in telecommunications and related industry companies. From its formation in January 1996 through January 1998, Mr. Targoff was President and Chief Operating Officer of Loral Space & Communications Limited. Before that time, Mr. Targoff was Senior Vice President of Loral Corporation. Mr. Targoff was also the President and is a Director of Globalstar Telecommunications Limited, the company that is the public owner of Globalstar, Loral’s global mobile satellite system. Mr. Targoff is a Director of Infocrossing, Inc. and Viasat, Inc. and is Chairman of the Boards of Directors of two small private telecom companies. Before joining Loral Corporation in 1981, Mr. Targoff was a Partner in the New York law firm of Willkie Farr & Gallagher. Mr. Targoff holds a B.A. from Brown University and a J.D. from Columbia University School of Law, where he was a Hamilton Fisk Scholar and Editor of the Columbia Journal of Law and Social Problems.

      Jeffrey P. Williams has served as a Director of Leap since September 1998. Mr. Williams is the principal officer of Jeffrey Williams & Co., an advisory firm servicing corporate clients on strategic financial matters. He was a Managing Director at Greenhill & Co., LLC, an investment banking firm, from 1998 to 2001. From September 1996 to January 1998, Mr. Williams was Executive Vice President, Strategic Development and Global Markets for

McGraw-Hill Companies, and from 1984 through 1996, he was an investment banker with Morgan Stanley & Co. Incorporated in their Telecommunications and Media Group. Mr. Williams has a Bachelor of Architecture from the University of Cincinnati and an M.B.A. from Harvard University Graduate School of Business Administration.

Executive Officers

      Biographical information for the executive officers of Leap who are not directors is set forth below. There are no family relationships between any director or executive officer and any other director or executive officer. Executive officers serve at the discretion of the Board of Directors and until their successors have been duly elected and qualified, unless sooner removed by the Board of Directors. Officers are elected by the Board of Directors annually at its first meeting following the Annual Meeting of Stockholders.

      David B. Davis, 37, has served as Senior Vice President, Operations since July 2001, having previously served as Regional Vice President, Midwest Region since March 2000. Before joining Leap, Mr. Davis spent six years with Cellular One, CMT Kansas/ Missouri in various management positions culminating in his role as Vice President and General Manager. Before Cellular One, Mr. Davis was Market Manager for the PacTel-McCaw joint venture. Mr. Davis received his B.S. from the University of Central Arkansas.

      James E. Hoffmann, 52, has served as Senior Vice President, General Counsel and Secretary of Leap since its formation in June 1998. Mr. Hoffmann also served as a Director of Leap from September 1998 to July 1999. From June 1998 to September 1998, Mr. Hoffmann was Vice President, Legal Counsel of Qualcomm. From February 1995 to June 1998, he served as Vice President of Qualcomm and Division Counsel for the Infrastructure Products Division, having joined Qualcomm as Senior Legal Counsel in June 1993. Before joining Qualcomm, Mr. Hoffmann was a partner in the law firm of Gray, Cary, Ames & Frye, where he practiced transactional corporate law. Mr. Hoffmann holds a B.S. from the United States Naval Academy, an M.B.A. from Golden Gate University and a J.D. from University of California, Hastings College of the Law.

      Stewart Douglas Hutcheson, 47, became Chief Financial Officer in August 2002 having previously served as Senior Vice President, Chief Strategy Officer since March 2002, as Senior Vice President, Product Development and Strategic Planning from July 2000 to March 2002, as Senior Vice President, Business Development from April 2000 to July 2000 and as Vice President, Business Development from September 1998 to April 2000. From February 1995 to September 1998, Mr. Hutcheson served as Vice President, Marketing in the Wireless Infrastructure Division at Qualcomm. Before joining Qualcomm, Mr. Hutcheson held operational and technical management positions at Solar Turbines, Inc. for 13 years. Mr. Hutcheson is a director of Telephone Entertainment Network, Inc., a subsidiary of Leap. Mr. Hutcheson holds a B.S. in mechanical engineering from California State Polytechnic University and an M.B.A. from University of California, Irvine.

      Leonard C. Stephens, 46, has served as Senior Vice President, Human Resources of Leap since its formation in June 1998. From December 1995 to September 1998, Mr. Stephens was Vice President, Human Resources Operations for Qualcomm. Before joining Qualcomm, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14 year career. Mr. Stephens holds a B.A. from Howard University.

      Glenn Umetsu, 53, has served as Senior Vice President, Engineering, Operations, Launch since June 2001, having previously served as Vice President, Engineering, Operations and Launch Development from April 2000 to June 2001. From September 1996 to April 2000, Mr. Umetsu served as Vice President, Engineering and Technical Operations for Cellular One in the San Francisco Bay Area. Before Cellular One, Mr. Umetsu served in various telecommunications operations roles for 24 years with AT&T Wireless, McCaw Communications, RAM Mobile Data (now Cingular Mobile Data), Honolulu Cellular, PacTel Cellular, AT&T Advanced Mobile Phone Service, Northwestern Bell and the United States Air Force. Mr. Umetsu holds a B.A. from Brown University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires Leap’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Leap’s equity securities to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Leap. Officers, directors and greater-than-ten-percent beneficial owners are required by Commission regulations to furnish Leap with copies of all Section 16(a) forms they file.

      To Leap’s knowledge, based solely on a review of the copies of such reports furnished to Leap and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with, except as identified immediately below.

      MCG PCS, Inc. became the beneficial owner of greater than 10% of Leap’s equity securities on August 30, 2002. The Form 3 was due September 9, 2002. A Form 5 was filed for each of MCG PCS, Inc. and Michael C. Gelfand on or about March 26, 2003.

      Two Form 4’s for Anthony R. Chase were filed late. Chase Telecommunications Holdings, Inc., a company for which Mr. Chase is the Chairman and Chief Executive Officer, net-exercised a portion of a warrant on July 31, 2001. The Form 4 was due August 10, 2001, but was not filed until March 28, 2003. On August 9, 2001, the shares acquired upon exercise of the warrant were distributed in a partial liquidating distribution, none of which were distributed to Mr. Chase. To reflect Mr. Chase’s decrease in ownership, a Form 4 was required to be filed following the distribution, but was not filed until April 15, 2003.

      A Form 4 for Michael B. Targoff was filed late. Mr. Targoff’s spouse sold 12,500 shares of Leap common stock at a sales price of $0.27 per share on November 14, 2002. The Form 4 was due November 18, 2002, but was not filed until December 6, 2002.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

      The following table sets forth compensation information with respect to Leap’s Chief Executive Officer and other four most highly-paid executive officers for the fiscal year ended December 31, 2002 (the “Named Executive Officers”). The information set forth in the following tables reflects compensation earned by the Named Executive Officers for services they rendered to Leap during the 12 months ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

							Long-Term
							Compensation
	Annual Compensation(1)
							Securities
Name and Principal						Other Annual	Underlying	All Other
Positions At Leap	Year	Salary		Bonus(2)		Compensation(3)	Options	Compensation(7)

Harvey P. White	2002	$732,692	(6)	$0		$16,820	0	$517,756 (6)
Chairman of the Board and	2001	$750,000		$1,106,101	(4)	$0	300,000	$930,073
Chief Executive Officer	2000	$600,000		$556,000		$0	300,000	$817,395
Susan G. Swenson	2002	$517,692	(6)	$0		$19,408	150,000	$169,132
President, Chief Operating	2001	$520,000		$485,609	(4)	$0	225,000	$111,519
Officer and Director	2000	$410,769		$392,000		$116,251 (5)	200,000	$73,467
James E. Hoffmann	2002	$280,486		$0		$0	0	$20,575
Senior Vice President,	2001	$277,000		$269,132	(4)	$0	45,000	$75,169
General Counsel, and	2000	$250,889		$146,500		$0	60,000	$69,869
Secretary
Stewart Douglas Hutcheson	2002	$262,692		$0		$4,527	0	$21,130
Chief Financial Officer	2001	$245,000		$169,145	(4)	$150	48,750	$29,113
	2000	$214,900		$120,200		$0	60,000	$30,735
Leonard C. Stephens	2002	$273,692		$0		$7,135	0	$95,377
Senior Vice President,	2001	$252,000		$163,907	(4)	$0	45,000	$59,256
Human Resources	2000	$235,004		$132,000		$0	65,000	$62,470

(1)	As permitted by rules established by the Commission, no amounts are shown with respect to certain “perquisites” where the amounts do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus.

(2)	Officers had a right to defer certain portions of their compensation reported above into Leap common stock. During the years reported in this table, Mr. White deferred approximately $1,473,865 of his compensation into Leap common stock; Ms. Swenson deferred approximately $209,289 of her compensation into Leap common stock; Mr. Hoffmann deferred approximately $323,822 of his compensation into Leap common stock; Mr. Hutcheson deferred approximately $199,228 of his compensation into Leap common stock; and Mr. Stephens deferred approximately $256,157 of his compensation into Leap common stock. This right arose out of a deferred compensation plan that provided for mandatory deferral of 25% and voluntary deferral of up to the remaining 75% of executive officer bonuses. Bonus deferrals were converted into share units credited to the participant’s account. Each share unit represents the right to receive one share of Leap common stock in accordance with the plan. Leap also credits to a matching account that number of share units equal to 20% of the share units credited to the participant’s account for each bonus payday. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. The participants’ accounts are unsecured and subject to the general creditors of Leap. The amounts deferred as described above included the amount also reported in footnote 4 below. Each of the officers continues to hold all the stock acquired pursuant to this plan.

(3)	Under Leap’s paid time off program, beginning in January 2002, an employee may use accrued time off to pay themselves cash. If an employee takes one week off, he or she can elect to be paid for two weeks, which would reduce his or her accrued time off by two weeks.

(4)	Includes a bonus in lieu of accrued vacation awarded to executive officers in 2001, which bonuses were deferred and paid out in shares of Leap common stock under, and subject to the terms of, Leap’s 2001 Executive Officer Deferred Bonus Stock Plan, as follows: Mr. White, $446,701; Ms. Swenson, $28,425; Mr. Hoffmann, $132,017; Mr. Hutcheson, $34,518; and Mr. Stephens, $25,433. These one-time bonus payments resulted from Leap’s conversion from a vacation and sick time off plan which had no maximum number of hours an employee could accrue to a paid time off program with a maximum number of hours which an employee may accrue. The Board of Directors awarded a one-time bonus to each executive officer equal to the excess accrued vacation hours of the officer following the conversion, which was deferred by the executive officer and credited to the officer’s account in share units rather than paid out in cash. Each share unit represents the right to receive one share of Leap common stock in accordance with the plan. Leap also credited to a matching account that number of share units equal to 20% of the share units credited to the participant’s account. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. The participants’ accounts are unsecured and subject to the general creditors of Leap.

(5)	Reflects amounts paid to Ms. Swenson in connection with her relocation expenses.

(6)	In September 2002, Mr. White and Ms. Swenson voluntarily reduced their salaries from $787,500 to $487,500 and from $546,000 to $375,000, respectively. Effective October 2002, Leap suspended the payments for split-dollar life insurance on the life of Mr. White, which totaled $466,919 in 2002 and had previously been paid by Leap.

(7)	Includes matching 401(k) contributions, executive benefits payments, executive retirement stock matching, executive officer deferred stock matching, deferred vacation bonus matching and financial planning services as follows:

		Matching	Executive	Executive	Deferred	Financial
		401(k)	Benefits	Retirement	Stock	Planning	Total Other
Name	Year	Contributions	Payments	Contributions(1)	Matching(2)	Services	Compensation

Harvey P. White	2002	$5,500	$7,198	$0	$0	$38,139	$517,756	(3)
	2001	$5,452	$7,256	$69,490	$183,878	$41,438	$930,073	(3)
	2000	$3,360	$11,531	$54,750	$109,556	$15,639	$817,395	(3)
Susan G. Swenson	2002	$5,500	$5,575	$119,610	$0	$38,447	$169,132
	2001	$5,250	$0	$84,818	$21,451	$0	$111,519
	2000	$4,827	$0	$34,402	$19,301	$14,937	$73,467

		Matching	Executive	Executive	Deferred	Financial
		401(k)	Benefits	Retirement	Stock	Planning	Total Other
Name	Year	Contributions	Payments	Contributions(1)	Matching(2)	Services	Compensation

James E. Hoffmann	2002	$5,500	$11,203	$0	$0	$3,872	$20,575
	2001	$5,368	$6,460	$22,450	$36,125	$4,766	$75,169
	2000	$5,048	$7,644	$20,843	$28,244	$8,090	$69,869
Stewart Douglas Hutcheson	2002	$2,377	$14,955	$0	$0	$3,798	$21,130
	2001	$2,262	$5,954	$0	$16,719 (4)	$4,179	$29,113
	2000	$2,945	$3,391	$0	$22,983	$1,416	$30,735
Leonard C. Stephens	2002	$5,500	$15,159	$71,972	$0	$2,746	$95,377
	2001	$5,339	$6,584	$19,950	$25,128	$2,265	$59,256
	2000	$5,250	$9,893	$18,250	$26,008	$3,069	$62,470

(1)	Leap has a voluntary retirement plan that allows eligible executives to defer up to 100% of their income on a pre-tax basis. The participants receive a 50% company stock match on a maximum deferral of 20% of income payable only upon eligible retirement. Participants become fully vested in the stock benefit at age 65, with partial vesting beginning after the participant reaches the age of 61 and has at least three years of employment with Leap or has participated in the plan for more than ten years. The employee contributions and the stock benefit are unsecured and subject to the general creditors of Leap. At December 31, 2002, 9,955 shares were vested on behalf of Mr. White; 38,498 shares have been issued but have not vested on behalf of Ms. Swenson; 1,798 shares have been issued but have not vested on behalf of Mr. Hoffmann; and 15,624 shares have been issued but have not vested on behalf of Mr. Stephens.

(2)	Leap has an executive officer deferred bonus stock plan that provides for mandatory deferral of 25% and voluntary deferral of up to the remaining 75% of executive officer bonuses. Bonus deferrals are converted into share units credited to the participant’s account, with each share unit entitling the participant to one share of Leap common stock. Participants receive a 20% company stock match on the share units credited to their accounts for each bonus payday. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. The participants’ accounts are unsecured and subject to the general creditors of Leap. At December 31, 2002: Mr. White held 196,178 shares, including 163,795 of which were vested and 1,830 of which have been distributed to him; Ms. Swenson held 30,688 shares, 25,726 of which were vested; Mr. Hoffmann held 30,309 shares, 25,881 of which were vested; Mr. Hutcheson held 21,388 shares, 17,967 of which were vested; and Mr. Stephens held 36,780 shares, including 30,356 of which were vested and 480 of which have been distributed to him.

(3)	Also includes the dollar value of the benefits of premiums paid for a split-dollar life insurance policy (unrelated to term life insurance coverage) reflecting the present value of the economic benefit of premiums paid by Leap equal to: $466,919 during the nine months ended September 30, 2002, when such payments were suspended; $622,559 during the 12 months ended December 31, 2001; and $622,559 during the 12 months ended December 31, 2000.

(4)	Includes $6,792 paid under Leap’s deferred vacation bonus matching plan.

Option Grants in Last Fiscal Year

      The following table shows specified information with respect to options to purchase Leap common stock granted to the Named Executive Officers during the 12 months ended December 31, 2002.

					Potential Realizable
	Number of				Value at Assumed Annual
	Securities	% of Total			Rates of Stock Price
	Underlying	Options Granted			Appreciation for
	Options	To Company			Option Term(2)
	Granted	Employees in	Exercise	Expiration
Name	(#)(1)	Fiscal Year	Price	Date	5%	10%

Harvey P. White	0	N/A	N/A	N/A	N/A	N/A
Susan G. Swenson	150,000	7.30	$1.87	6/7/12	$176,405	$447,405
James E. Hoffmann	0	N/A	N/A	N/A	N/A	N/A
Stewart Douglas Hutcheson	0	N/A	N/A	N/A	N/A	N/A
Leonard C. Stephens	0	N/A	N/A	N/A	N/A	N/A

(1)	The option granted by Leap to Ms. Swenson in its fiscal year ending December 31, 2002 becomes exercisable in equal installments on the first through fourth anniversaries of the date of grant.

(2)	Calculated on the assumption that the market value of the underlying common stock increases at the stated rates, compounded annually. Options granted under Leap’s stock option plans generally have a maximum term of ten years. The total appreciation of the options over their ten year terms at 5% and 10% is 63% and 159%, respectively.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

      The following table sets forth information with respect to the exercise of options to purchase common stock of Leap during the 12 months ended December 31, 2002, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at Fiscal Year-End		at Fiscal Year-End
	Shares	Value	(#)		($)(1)
	Acquired	Realized
Name	on Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Harvey P. White	0	N/A	275,961	317,604	$0	$0
Susan G. Swenson	0	N/A	313,025	582,850	$0	$0
James E. Hoffmann	0	N/A	77,030	62,310	$0	$0
Stewart Douglas Hutcheson	0	N/A	49,363	54,687	$0	$0
Leonard C. Stephens	0	N/A	65,150	53,750	$0	$0

(1)	Represents the closing price per share of the underlying shares on the last trading day of the year ended December 31, 2002, less the option exercise price multiplied by the number of shares. The last sales price per share was $0.15 on the last trading day of the year as reported by the OTC Bulletin Board.

Compensation of Directors

      Effective September 1, 2002, non-employee directors of Leap receive $2,000 per meeting for in-person Board meetings, $1,500 per meeting for telephonic Board meetings and $1,500 per meeting for committee meetings. However, non-employee directors only receive $750 per meeting for any telephonic Board or committee meetings lasting less than 30 minutes. In addition, each non-employee director receives an option to purchase 20,000 shares of Leap common stock when he or she first serves as a non-employee director and an option to purchase 10,000 additional shares of Leap common stock at the time of each subsequent annual meeting that occurs while he or she continues to serve as a non-employee director. Beginning in 2001, a director also receives an additional option to purchase 5,000 shares of Leap common stock for each year during which such director serves as chair of either the

Audit Committee or the Compensation Committee. Beginning in May 2002, a director receives an additional option to purchase 5,000 shares of Leap common stock for each year during which such director serves as chair of the Nominating Committee. Also in May 2002, Leap made a special grant of an option to purchase 5,000 shares of Leap common stock to each member of the Audit Committee. In addition, as a result of the change in July 2000 of Leap’s fiscal year end from August 31 to December 31, the corresponding annual meeting date was delayed by approximately five months. To compensate non-employee directors for their services during this period, in December 2001, the Board approved a one-time grant to each non-employee director of an additional option to purchase 10,000 shares of Leap common stock. From January 2003 until April 13, 2003, in lieu of all other compensation as a director, Mr. Targoff received a fee of $25,000 per month and $5,000 per meeting of the Leap Special Restructuring Committee to compensate him for the services to the company that he performed in his role as Chair of the Leap Special Restructuring Committee of the board of directors. Beginning April 13, 2003, Mr. Targoff began receiving the same compensation as all other outside directors and continues to serve as Chair of the Special Restructuring Committee.

      The exercise price for each option is the fair market value of Leap’s common stock on the date the option is granted. Each option becomes exercisable over five years according to the following schedule: as long as the optionee continues to serve as a non-employee director, employee or consultant to Leap, 20% of the shares subject to the option first become exercisable on each of the first five anniversaries of the date of grant. Each option has a term of ten years, provided that the options terminate 30 days after the optionee ceases to be a non-employee director, employee or consultant to Leap. Special exercise and termination rules apply if the optionee’s relationship with Leap is terminated as a result of retirement at age 70 after at least nine years of service on the Board, permanent and total disability, or death.

      Leap also reimburses directors for their travel expenses incurred in connection with attendance at Board and Board committee meetings.

Change of Control Agreements

New Change of Control Agreements

      In February 2003, the Board determined that it was in the best interests of Leap, Cricket and their stakeholders to assure that Leap and Cricket have the continued attention and dedication of its executive officers in the event of a possible bankruptcy filing by Leap and Cricket. As a result, Leap and Cricket entered into new change in control agreements with each of its executive officers. The new change in control agreements have a term beginning on February 14, 2003 and ending on December 31, 2004.

      The severance benefits provided under the new change of control agreements become effective only upon the filing by Cricket of a petition for relief under the United States Bankruptcy Code and the approval of the provisions of the new change of control agreement by the Bankruptcy Court. If either (1) Cricket does not file a petition for relief under the United States Bankruptcy Code before December 31, 2004 or (2) the Bankruptcy Court does not approve the provisions of the new change of control agreements, then the severance benefits provided under the new change of control agreements will be null and void in their entirety and have no force or effect and the existing change of control agreements will remain in full force and effect.

      If, during the period commencing on the date the Bankruptcy Court approves the provisions of the new change of control agreements and ending on December 31, 2004, the executive officer is terminated by Cricket other than for cause or if the executive officer resigns for good reason, the executive officer is entitled to:

•	75% of the sum of the executive officer’s annual base salary and bonus, less the sum of (1) the actual amount paid to the executive officer post-bankruptcy filing by Leap or Cricket in respect of accrued, unused vacation benefits and (2) the aggregate amount of vacation benefits actually paid to the executive officer for post-bankruptcy filing periods during which the executive officer was on paid vacation, in a lump sum payment; and

•	the continuation of some medical and dental benefits for nine months.

If the termination payments to the executive officer under the agreements are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Cricket will make additional payments to the executive officer in an aggregate amount such that the net amount of the termination payments and additional payments retained by the executive officer after the payment of all excise taxes on the termination payments and all federal, state and local income tax, employment tax and excise taxes on the additional payments, will be equal to the amount of the termination payments. The agreements also provided for retention bonuses for executive officers which ranged from $10,000 to $80,000 individually, and which were $300,000 in the aggregate.

      In consideration of any benefits provided under these agreements, the executive officer will release Leap and Cricket from further claims and agree not to compete directly or indirectly with Leap or Cricket for a period of nine months.

Existing Change of Control Agreements

      In January 2001, the Board determined that it was in the best interests of Leap and its stockholders to assure that Leap has the continued attention and dedication of its executive officers in the event of a possible change in control of Leap. As a result, Leap entered into change in control agreements with each of its executive officers. The purpose of the agreements is to diminish the possibility of departure or distraction of Leap’s executive officers, to the detriment of Leap and its stockholders, caused by the uncertainties and risks raised by a pending or threatened change in control and to induce the executive officers to remain in the employ of Leap. The agreements have an initial term ending on December 31, 2002. Beginning January 1, 2003, and each January 1 thereafter, the agreements are automatically renewed for a one-year term unless Leap has given written notice to the executive officer that it does not intend to renew the agreement by June 30 of the preceding year.

      Under the agreements, a “change in control” occurs if:

•	any person becomes the beneficial owner of 35% or more of the combined voting power of Leap’s then outstanding securities;

•	the continuing directors (as defined in the agreement) cease to constitute a majority of the Board;

•	Leap merges or consolidates with another entity and the voting securities of Leap immediately before the transaction fail to represent at least 60% of the voting power of the surviving entity following the transaction; or

•	the stockholders of Leap approve a plan of complete liquidation of Leap or enter into an agreement for the sale or disposition by Leap of all or substantially all of its assets.

      The issuance of shares to MCG PCS, Inc. was a “change in control” for purposes of these agreements that was approved in advance by a majority of the Board. Under the agreements, immediately before a change in control which is not approved in advance by a majority of the Board, 50% of the executive officer’s unvested stock awards will immediately become vested and exercisable and the remaining 50% will become vested and exercisable on the one year anniversary of the change in control (if the executive officer is then employed under the agreement) or upon the executive officer’s termination other than for cause or resignation for good reason within one year of the change in control. If the executive officer’s unvested stock awards will terminate or be canceled as a result of a change in control, then immediately before the termination or cancellation of the unvested stock awards, all of the executive officer’s unvested stock awards will become immediately vested and exercisable.

      In addition, if the executive officer is terminated within one year of a change in control other than for cause or if the executive officer resigns for good reason, the executive officer is entitled to:

•	either two years of salary and bonus (in the case of the Chief Executive Officer and President) or one year of salary and bonus (in the case of all other executive officers) in a lump sum payment;

•	the immediate and full acceleration of any remaining unvested stock awards;

•	the continuation of directors and officers’ liability insurance for a period of six years; and

•	the continuation of some medical and dental benefits for either 12 or 24 months, as the case may be.

      If the termination payments to the executive officer under the agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Leap will make additional payments to the executive officer in an aggregate amount such that the net amount of the termination payments and additional payments retained by the executive officer after the payment of all excise taxes on the termination payments and all federal, state and local income tax, employment tax and excise taxes on the additional payments, will be equal to the amount of the termination payments.

      In consideration of any benefits provided under these agreements, the executive officer will release Leap from further claims and agree not to compete directly or indirectly with Leap for a period of one or two years, as the case may be.

      For purposes of both the existing change of control agreements and the new change of control agreements, “cause” means:

•	willful and continued failure to substantially perform job duties and follow and comply with lawful directives of the Board;

•	willful commission of acts of fraud or dishonesty; or

•	willful engagement in illegal conduct or gross misconduct that is materially damaging to Leap.

      “Good reason” includes:

•	the diminution of the responsibility, position or salary of the executive officer;

•	Leap’s breach of the change in control agreement; or

•	the involuntary relocation of the executive officer.

Executive Officer Deferred Bonus Stock Plans

      In November 1999, Leap established an Executive Officer Deferred Stock Plan (the “1999 Plan”) that provided for mandatory deferral of 25% of an executive officer’s bonuses, and voluntary deferral of up to 75% of those bonuses for a given year if paid after the last day of that year. Bonus deferrals were converted into share units credited to the participant’s deferred bonus share account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of Leap common stock on the bonus payday. Share units represent the right to receive shares of Leap common stock in accordance with the 1999 Plan. Leap also credited to a matching share account that number of share units equal to 20% of the share units credited to the participant’s deferred bonus share account for each bonus payday. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. Participants’ accounts are unsecured and subject to the general creditors of Leap. Leap has reserved 25,000 shares of its common stock for issuance under the 1999 Plan.

      In January 2001, the Board approved, subject to stockholder approval, the adoption of Leap’s 2001 Executive Officer Deferred Bonus Stock Plan (the “2001 Plan”), with substantially the same terms as the 1999 Plan described above. Leap’s stockholders approved the adoption of the 2001 Plan at the 2001 Annual Meeting of Stockholders in April 2001. Leap has reserved 275,000 shares of its common stock for issuance under the 2001 Plan. At the time bonuses for fiscal 2001 were awarded, an insufficient number of shares remained available for issuance under the 1999 Plan and the 2001 Plan to cover the aggregate amount of the bonuses executive officers wished to defer. As a result, the shares remaining were allocated to the executive officers on a pro rata basis and all shares reserved for issuance under both the 1999 Plan and the 2001 Plan have been issued.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of Leap’s Compensation Committee are Mr. Dynes and Mr. Page. Ms. Jill E. Barad served on the Compensation Committee until her resignation from the Board in September 2002. None of Ms. Barad nor Messrs. Dynes or Page has at any time been an officer or employee of Leap or any of its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      (a) See Item 5 above for information regarding securities authorized for issuance under equity compensation plans.

(b)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of February 28, 2003 with respect to the beneficial ownership of Leap’s common stock by: (i) each stockholder known to Leap to be the beneficial owner of more than 5% of Leap’s common stock; (ii) each of the five most highly compensated executive officers of Leap; (iii) each director; and (iv) all current executive officers and directors as a group.

	Beneficial Ownership(1)

	Number of	Percent of
5% Stockholders, Officers and Directors	Shares(2)	Total

MCG PCS, Inc.(14)	21,020,431	35.8%
Qualcomm Incorporated(3)	4,634,924	7.9%
Harvey P. White(4)(5)(6)(7)(8)	838,182	1.4%
Susan G. Swenson(5)(7)(8)(9)	429,512	*
James E. Hoffmann(5)(7)(8)(10)	130,503	*
Stewart Douglas Hutcheson(5)(7)(13)	131,668	*
Leonard C. Stephens(5)(6)(7)(8)	144,426	*
Thomas J. Bernard(5)(6)(11)	207,204	*
Anthony R. Chase(5)(12)	120,159	*
Robert C. Dynes(5)	28,000	*
Thomas A. Page	10,000	*
Michael B. Targoff(5)	166,500	*
Jeffrey P. Williams(5)	207,215	*
All Executive Officers and Directors as a group (13 persons)	2,465,544	4.2%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders of Leap and by Schedules 13D and 13G, and amendments thereto, filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned and has a business address of Leap Wireless International, Inc., 10307 Pacific Center Court, San Diego, California 92121. Applicable percentages are based on 58,704,192 shares of Leap common stock outstanding as of February 28, 2003 adjusted as required by rules promulgated by the Commission.

(2)	In addition to shares held in the individual’s sole name, this column includes shares held by the spouse and other members of the named person’s immediate household, and shares held in family trusts.

(3)	Consists partially of the right to purchase 3,375,000 shares of Leap common stock for approximately $6.11 per share, or an aggregate purchase price of $20,621,250, under a warrant. The warrant is fully exercisable and expires in September 2008. This table also reflects Qualcomm’s right to purchase approximately 770,924 shares of common stock at an exercise price of $96.80 per share, under warrants which Qualcomm purchased in Leap’s February 2000 units offering. The warrants are currently exercisable and expire on April 15, 2010. On a fully diluted basis, as of February 28, 2003, Qualcomm would own approximately 6.0% of Leap common stock upon exercise of the warrants described above. Qualcomm’s business address is 5775 Morehouse Dr., San Diego, California 92121.

(4)	Includes 250 shares held in a charitable remainder trust, 77,565 shares held in a family trust for the benefit of grandchildren, 134,920 shares held in trusts for the benefit of relatives and 3,190 shares held as custodian for the benefit of a minor.

(5)	Includes shares issuable upon exercise of options exercisable within 60 days of January 10, 2003 as follows: Mr. Bernard, 123,000 shares; Mr. Chase, 21,560 shares; Mr. Dynes, 28,000 shares; Mr. Hoffmann, 77,030 shares; Mr. Hutcheson, 49,363 shares; Mr. Page, 4,000 shares; Mr. Stephens, 65,150 shares; Ms. Swenson, 313,025 shares; Mr. Targoff, 28,000 shares; Mr. White, 275,961 shares; and Mr. Williams, 38,000 shares.

(6)	Includes shares subject to vesting 20% per year over a five-year period commencing September 24, 1999 as follows: Mr. White, 47,250 shares; Mr. Bernard, 23,625 shares; and Mr. Stephens, 18,900 shares.

(7)	Includes shares held in trust pursuant to Leap’s Executive Officer Deferred Bonus Stock Plan, which are voted at the direction of the respective officer, as follows: Mr. White, 194,348 shares; Ms. Swenson, 30,688 shares; Mr. Hoffmann, 30,309 shares; Mr. Hutcheson, 21,388 shares; and Mr. Stephens, 36,300 shares.

(8)	Includes shares held in trust pursuant to Leap’s Executive Retirement Matching Contribution Plan, which are voted at the direction of the respective officer, as follows: Mr. White, 9,955 shares; Ms. Swenson, 38,498 shares; Mr. Hoffmann, 1,798 shares; and Mr. Stephens, 15,624 shares.

(9)	Includes 5,150 shares held by Ms. Swenson’s spouse.

(10)	Includes 2,500 shares held in a custodial account for the benefit of Mr. Hoffmann’s spouse and 18,866 shares held in a family trust.

(11)	Includes 5,710 shares held by Mr. Bernard’s spouse.

(12)	Includes 94,999 shares issuable upon exercise of a warrant held by Chase Telecommunications Holdings, Inc., a company through which Mr. Chase, by virtue of his position as an officer and director, has the power to vote and direct the disposition of these shares. Mr. Chase holds a 44.9% ownership interest in the warrant held by Chase Telecommunications Holdings and disclaims beneficial ownership of all but 42,645 of the 94,999 shares issuable upon exercise of the warrant.

(13)	Includes 53,500 shares held by Mr. Hutcheson in a family trust.

(14)	The address of MCG PCS, Inc. is 4915 Auburn Avenue, Suite 200, Bethesda, Maryland 20814.

Item 13.	Certain Relationships and Related Transactions

Transactions with Directors and Executive Officer

      In March 2000, Leap acquired substantially all of the assets of Chase Telecommunications Holdings, Inc., a company partially owned and controlled by Mr. Chase. As partial consideration of that acquisition, (i) Mr. Chase entered into a consulting agreement with a wholly-owned subsidiary of Leap pursuant to which Mr. Chase will receive $250,000 per year for 5 years and was granted options to purchase 9,450 shares of Leap common stock, (ii) Chase Telecommunications Holdings received a warrant to purchase 202,566 shares of Leap common stock for an aggregate exercise price of $1,000,000, and (iii) Chase Telecommunications Holdings received a contingent earn-out payment of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired from Chase Telecommunications Holdings during the fifth full year following the closing of the acquisition. In July 2001, Chase Telecommunications Holdings net-exercised a portion of the warrant and received 89,345 shares of Leap common stock, surrendering warrants to purchase 18,222 shares of Leap common stock in payment of the exercise price. The remaining number of shares that may be acquired upon exercise of the warrant is 94,999. Leap suspended payments on the consulting agreement with Mr. Chase in the fall of 2002.

      In May 2000, Leap loaned Mr. Umetsu $300,000 pursuant to an interest-free promissory note. The loan was made to Mr. Umetsu at the time he was hired to offset deferred compensation he forfeited from his prior employer. After the date of the loan, Mr. Umetsu became Senior Vice President, Engineering, Operations and Launch and an executive officer of Leap. During 2001, the largest aggregate amount outstanding under the note was $300,000. On March 31, 2002, as one of the payment options he had under the note, Mr. Umetsu surrendered options to purchase Leap common stock as payment in full of the note. Because the exercise price of the options was greater than the market price of Leap common stock on the date of surrender, the entire amount of the note was treated as additional compensation to Mr. Umetsu in 2002. Leap also has agreed that if Mr. Umetsu used the options to pay the note, Leap would gross-up Mr. Umetsu for the taxes due, if any, on this transaction. As a result of the gross-up, Mr. Umetsu received total compensation of approximately $568,836 in 2002 in connection with this loan transaction.

Transactions with Qualcomm

February 2000 Units Offering

      Qualcomm purchased $150.0 million (original purchase price) of senior discount units in Leap’s units offering in February 2000. Leap used a portion of the net proceeds from its February 2000 equity offering to repay all outstanding borrowings under its credit agreement with Qualcomm and terminated the credit agreement. As a result of Qualcomm’s participation in the units offering, however, Qualcomm remains a significant lender to Leap. Leap’s relationship with Qualcomm may also create conflicts of interest between Leap and Qualcomm. In addition, Qualcomm is not restricted from competing with Leap or directly pursuing wireless telecommunications businesses or interests which would also be attractive to Leap.

Qualcomm Loan Agreement

      In January 2001, Leap entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan Leap approximately $125.3 million to finance its acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by transferring to Leap an FCC auction discount voucher, and Leap issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. In August 2001, at the request of Qualcomm, Leap agreed to return the auction discount voucher to Qualcomm, cancel the $125.3 million loan and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future, however Leap does not expect to be able to satisfy the conditions precedent to make any further draws under this facility. Leap must repay any loans, including the $1.5 million of fees and accrued interest due under the loan at December 31, 2002, and accrued interest to Qualcomm in a single payment no later than March 2006. Loans under the agreement bear interest at a variable rate, depending on the collateral Leap provides, equal to LIBOR plus 7.5% to 12.5% per annum.

Real Estate Lease

      In July 2000, Leap entered into a sublease agreement with Qualcomm under which Leap subleased office space located in San Diego, California. The term of the agreement began on October 1, 2000 and continued on a month-to-month basis until September 14, 2002, at which time Leap entered into a lease on this building directly with the owner. Prior to entering into that lease directly with the owner, Leap paid $43,241 per month to Qualcomm under the sublease. Leap now subleases a portion of the space in this building back to Qualcomm and receives approximately $8,000 per month in rent from Qualcomm.

Agreements Relating to Spin-Off Distribution

      Leap was formed as a Delaware corporation in June 1998 as a subsidiary of Qualcomm. In September 1999, Qualcomm distributed all of the common stock of Leap to Qualcomm’s stockholders as a taxable dividend. To transfer the Leap business from Qualcomm to Leap, Qualcomm entered into various agreements with Leap, some of which are described below. The agreements have been amended from time to time, including changes required by the FCC as a condition to allowing Leap to acquire specific wireless licenses.

Separation and Distribution Agreement

      Immediately before the distribution of Leap common stock to Qualcomm’s stockholders, Leap entered into the Separation and Distribution Agreement with Qualcomm. The Separation and Distribution Agreement governed the principal transactions required to effect the separation of the companies and the distribution, and other agreements governing the relationship between the parties.

      To effect the separation of the companies, Qualcomm transferred some of its businesses and ventures to us. Qualcomm also contributed to Leap the following:

•	$10 million in cash;

•	Qualcomm’s right to receive payment of approximately $113 million of debt from Leap’s operating companies;

•	Qualcomm’s rights under specific agreements relating to Leap’s business and ventures; and

•	other assets.

      Qualcomm’s performance as an equipment vendor was not a condition of payment to Leap under the notes and other debt transferred. Leap did not receive any intellectual property in connection with the separation of the companies, and Qualcomm retained all rights not expressly transferred regarding agreements with Leap’s subsidiaries and ventures.

      In connection with the transfer of assets and rights by Qualcomm, Leap issued a warrant to Qualcomm to purchase 5,500,000 shares of Leap common stock for $6.11 per share. In March 1999, in exchange for consideration valued at $5.4 million, Qualcomm agreed to amend the warrant to reduce the number of shares which may be acquired upon exercise of the warrant to 4,500,000. The warrant is currently exercisable and remains exercisable until 2008. Qualcomm has agreed that it will not exercise the warrant in a manner that would cause Qualcomm and its officers and directors to collectively hold more than 15% of Leap outstanding common stock. On December 6, 2000, Qualcomm exercised a portion of the warrant and received 562,500 shares of Leap common stock for an aggregate purchase price of $3,434,766 in cash. On December 12, 2000, Qualcomm net-exercised an additional portion of the warrant and received 453,200 shares of Leap common stock, surrendering warrants to purchase 109,300 shares of Leap common stock in payment of the exercise price. After both of these exercises, the remaining number of shares which may be acquired upon exercise of the warrant is 3,375,000.

      In the Separation and Distribution Agreement, Leap also assumed some liabilities of Qualcomm, including:

•	funding obligations to Leap’s subsidiaries and ventures totaling approximately $75 million;

•	Qualcomm’s rights and obligations to manage Leap’s subsidiaries and ventures; and

•	$2 million of accrued liabilities regarding Leap’s employees.

      The Separation and Distribution Agreement provides for:

•	releases of claims of each party against the other;

•	the allocation of potential liabilities; and

•	indemnification rights between the parties.

      The Separation and Distribution Agreement also provides that, in international markets, Leap will deploy, and will cause its affiliates to deploy, only systems using cdmaOne until January 1, 2004.

      CdmaOne is the original standard for fixed or mobile wireless communications systems based on or derived from Qualcomm’s CDMA technology and successor standards that Qualcomm has adopted. The Telecommunications Industry Association and other recognized international standards bodies have adopted cdmaOne as an industry standard. Leap also agreed that, in international markets, it would invest only in companies using cdmaOne systems until January 1, 2004.

      Under the Separation and Distribution Agreement, Leap also granted Qualcomm a non-exclusive, royalty-free license to any patent rights developed by Leap or its affiliates. In addition, under the Separation and Distribution Agreement, Leap granted Qualcomm a right of first refusal for a period of three years with respect to proposed transfers by Leap of its investments and joint venture interests. Leap further agreed to take an active role in the management of companies in which it holds stock or joint venture interests. The parties also generally agreed that, for a period of three years following our spin-off from Qualcomm, neither party would solicit or hire employees of the other.

Item 14.	Controls and Procedures

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

      Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective, except as noted below.

      Our wireless network assets are situated at approximately 2,500 different locations. From time to time, we relocate certain of these assets in order to optimize our network coverage and asset utilization. We are in the process of improving our internal controls over the tracking and valuation of our network assets in order to be able to monitor and account for the movement or abandonment of assets on a timely basis.

      A significant portion of our inventory is located at facilities managed by third-party dealers and distributors. We are in the process of improving our internal controls over the tracking and valuation of this inventory, including processes to cycle count or otherwise verify quantities on a systematic basis in order to ensure the reasonable accuracy of our inventory balances.

      During the latter part of 2002, we adopted new pricing and payment plans that require us to recognize revenue for different classes of customers at different points in time. We are in the process of implementing changes to our information systems to allow us to systematically recognize revenue in accordance with the provisions of the new plans.

      Management believes that these matters have not had a material impact on the Company’s consolidated financial statements through December 31, 2002.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2002

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (b) Reports on Form 8-K.

      Current Report on Form 8-K, dated December 11, 2002, filed with the SEC on December 12, 2002. Item 5 reported, relating to Leap’s common stock having been delisted from the Nasdaq National Market.

      Current Report on Form 8-K, dated April 13, 2003, filed with the SEC on April 14, 2003. Item 3 reported, relating to Leap, Cricket Communications Inc. and substantially all of their subsidiaries having filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA) on April 13, 2003.

      (c) Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Share Purchase Agreement, dated as of June 2, 2000 among Endesa S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
3.3.1(6)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
4.1(3)	Form of Common Stock Certificate.
4.2(7)	Letter, dated as of March 5, 1999, from Qualcomm Incorporated to the Registrant.
4.2.1(8)	Superceding Warrant, dated as of August 9, 1999, issued to Qualcomm Incorporated.
4.2.2(8)	Form of Voting Agreement, dated as of August 9, 1999, between the Registrant and various officers and directors of Qualcomm Incorporated.

Exhibit
Number	Description

4.2.3(8)	Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm Incorporated.
4.3(5)	Rights Agreement, dated as of September 14, 1998, between the Registrant and Harris Trust Company of California.
4.3.1(2)	First Amendment to Rights Agreement, dated as of February 8, 2000, between the Registrant and Harris Trust Company of California.
4.3.2(2)	Second Amendment to Rights Agreement, dated as of March 30, 2000, between the Registrant and Harris Trust Company of California.
4.3.3(22)	Third Amendment to Rights Agreement, dated as of August 28, 2002, between the Registrant and Computershare Investor Services LLC (formerly Harris Trust Company of California).
4.4(9)	Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including Form of Warrant Certificate).
4.5(9)	Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between the Registrant and Morgan Stanley & Co. Incorporated.
4.6(9)	Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).
4.6.1(10)	Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.6.2(23)	Supplemental Indenture, dated as of March 13, 2002, among Telephone Entertainment Network, Inc., Backwire.com, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.6.3*	Limited Waiver, dated as of February 20, 2003, among the Registrant, Cricket Communications Holdings, Inc., Telephone Entertainment Network, Inc., Backwire.com, Inc. and U.S. Bank National Association (successor to State Street Bank and Trust Company).
4.7(9)	Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.
4.8(9)	Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.
10.1(11)	Separation and Distribution Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.1.1(8)	First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.2(11)	Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.2.1(8)	First Amendment to Master Agreement Regarding Equipment Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.3(12)	1998 Stock Option Plan, as amended through April 13, 1999.
10.3.1(3)	Form of non-qualified/incentive stock option under the 1998 Stock Option Plan.
10.3.2(3)	Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant’s common stock.
10.4(3)	Form of the Registrant’s 1998 Non-Employee Directors’ Stock Option Plan.

Exhibit
Number	Description

10.4.1(3)	Form of non-qualified stock option under the 1998 Non-Employee Directors’ Stock Option Plan.
10.5(3)	Assignment and Assumption of Lease dated August 11, 1998 between Qualcomm Incorporated and Vaxa International, Inc.
10.6(3)	Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers.
10.7(14)	Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and the Registrant.
10.8(8)	Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.8.1(9)	Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).
10.8.2(8)	Form of non-qualified/ incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.9(10)	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.1(16)	Amendment #1 System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.2(16)	Form of Amendment # to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.3(6)	Schedule to Form of Amendment # to System Equipment Purchase Agreement.
10.9.4(6)	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.10(17)	Executive Officer Deferred Stock Plan.
10.11(4)	Leap Wireless International, Inc. 2000 Stock Option Plan.
10.11.1(16)	Form of non-qualified/incentive stock option under the Leap Wireless International, Inc. 2000 Stock Option Plan.
10.12(10)	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.1(23)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.

Exhibit
Number	Description

10.12.2(23)	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.3(24)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.4(24)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.13*†	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.13.1*	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.14(10)	Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.14.1(10)	First Amendment, dated as of October 20, 2000, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).
10.14.2(18)	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.
10.14.3(21)	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.14.4(21)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.17 hereto.)

Exhibit
Number	Description

10.15(10)	Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.15.1(18)	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent.
10.15.2(21)	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.15.3(21)	First Amendment, dated as of January 27, 2000, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.15.4(21)	Amendment and Waiver, dated as of October 27, 2000, to the Parent Agreement, dated as of November 24, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.15.5(21)	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.18 hereto.)
10.16(10)	Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.1(6)	Amendment No. 1 to Credit Agreement, dated as of February 5, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc. and Ericsson Credit AB, as Administrative Agent and Lender. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.2(6)	Amendment No. 2 to Credit Agreement, dated as of February 28, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, individually and as Administrative Agent.
10.16.3(18)	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.

Exhibit
Number	Description

10.16.4(21)	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.5(21)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.19 hereto.)
10.17(6)	Amended and Restated Agreement for Purchase and Sale of Licenses, effective as of November 3, 2000, by and among the Registrant, MVI Corp., Century Personal Access Network, Inc., Wisconsin RSA #7, Limited Partnership and CenturyTel, Inc.
10.17.1(6)	Promissory Note, dated April 6, 2001, by the Registrant in favor of Century Personal Access Network, Inc.
10.17.2(6)	Share Pledge Agreement, dated as of April 6, 2001, by and between the Registrant and Century Personal Access Network, Inc.
10.18(19)	Amended and Restated Common Stock Purchase Agreement, effective as of December 20, 2000, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd.
10.19(16)	Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent.
10.19.1(20)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.19.2(20)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.20(16)	Pledge Agreement, dated as of January 22, 2001, between the Registrant and Citibank, N.A., as the Collateral Agent.
10.21(13)	Leap Wireless International, Inc. 2001 Executive Officer Deferred Bonus Stock Plan.
10.22(6)	Leap Wireless International, Inc. 2001 Non-Qualified Stock Option Plan.
10.23(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Harvey P. White.
10.24(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Susan G. Swenson.
10.25(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and James E. Hoffmann.
10.26(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Stewart D. Hutcheson.
10.27(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Daniel O. Pegg.
10.28(6)	Change in Control Agreement dated as of March 7, 2001 between the Registrant and Leonard C. Stephens.
10.29(21)	Change in Control Agreement dated as of September 7, 2001 between the Registrant and Glenn Umetsu.

Exhibit
Number	Description

10.30(20)	Agreement for Purchase and Sale of Licenses, entered into as of July 30, 2001, by and among the Registrant, Cricket Licensee IX, Inc. and Cingular Wireless LLC.
10.31(24)	Change in Control Agreement dated as of July 10, 2002 between the Registrant and David B. Davis.
10.32*	Form of Retention Bonus and Severance Benefits Agreement.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.

*	Filed herewith.

†	A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 is currently pending.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated June 2, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-59460) dated April 24, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the SEC on November 13, 2001, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388) dated March 28, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 29, 2002, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated August 29, 2002, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.