Form 10-K/A
period 2002-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2003-04-16
CIK 1065049

      This Amendment No. 1 is filed to include the signature page and officers’ certifications, which, due solely to a transmission error by our financial printer, were not included with the original filing.

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

LEAP WIRELESS INTERNATIONAL, INC.

April 15, 2003

By:	/s/ HARVEY P. WHITE

Harvey P. White,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARVEY P. WHITE Harvey P. White	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003
/s/ STEWART D. HUTCHESON Stewart D. Hutcheson	Chief Financial Officer (Principal Financial Officer)	April 15, 2003
/s/ SUSAN G. SWENSON Susan G. Swenson	President, Chief Operating Officer and Director	April 15, 2003
/s/ MANFORD LEONARD Manford Leonard	Vice President and Corporate Controller (Principal Accounting Officer)	April 15, 2003
/s/ THOMAS J. BERNARD Thomas J. Bernard	Vice Chairman and Director	April 15, 2003
Anthony R. Chase	Director	April , 2003
/s/ ROBERT C. DYNES Robert C. Dynes	Director	April 15, 2003
/s/ THOMAS A. PAGE Thomas A. Page	Director	April 15, 2003
/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	April 15, 2003
/s/ JEFFREY P. WILLIAMS Jeffrey P. Williams	Director	April 15, 2003

CERTIFICATIONS

I, Harvey P. White, certify that:

1. I have reviewed this annual report on Form 10-K of Leap Wireless International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HARVEY P. WHITE

Harvey P. White
Chief Executive Officer

DATE: April 15, 2003

I, Stewart D. Hutcheson, certify that:

1. I have reviewed this annual report on Form 10-K of Leap Wireless International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEWART D. HUTCHESON

Stewart D. Hutcheson
Chief Financial Officer

DATE: April 15, 2003