Form 10-Q
period 2003-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2003-05-15
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.      Yes ☒     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

      The number of shares of registrant’s common stock outstanding on May 9, 2003 was 58,704,192.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2003

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$125,459	$100,860
Short-term investments	76,824	80,205
Restricted cash equivalents and short-term investments	26,203	25,922
Inventories	19,283	30,403
Other current assets	29,441	28,504

Total current assets	277,210	265,894
Property and equipment, net	1,014,670	1,106,856
Wireless licenses, net	728,834	729,200
Other assets	62,011	61,752

Total assets	$2,082,725	$2,163,702

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$72,536	$85,358
Amounts payable to equipment vendors (Note 2)	49,938	55,077
Debt in default (Note 2)	2,264,665	2,209,984
Other current liabilities	72,501	59,895

Total current liabilities	2,459,640	2,410,314
Other long-term liabilities	53,296	50,174

Total liabilities	2,512,936	2,460,488

Commitments and contingencies (Notes 2 and 6)
Stockholders’ deficit:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,704,192 and 58,600,212 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	1,156,214	1,156,379
Unearned stock-based compensation	(582)	(986)
Accumulated deficit	(1,584,532)	(1,450,994)
Accumulated other comprehensive loss	(1,317)	(1,191)

Total stockholders’ deficit	(430,211)	(296,786)

Total liabilities and stockholders’ deficit	$2,082,725	$2,163,702

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Service revenues	$160,648	$128,020
Equipment revenues	23,199	12,161

Total revenues	183,847	140,181

Operating expenses:
Cost of service (exclusive of items shown separately below)	(52,748)	(41,891)
Cost of equipment	(42,440)	(84,011)
Selling and marketing	(21,265)	(30,159)
General and administrative	(47,414)	(49,994)
Depreciation and amortization	(76,615)	(61,888)
Disposal of long-lived assets and related charges (Note 3)	(8,725)	—

Total operating expenses	(249,207)	(267,943)
Gains on sales of wireless licenses	1,472	364

Operating loss	(63,888)	(127,398)
Interest income	694	1,760
Interest expense	(68,147)	(52,909)
Other income (expense), net	(268)	92

Loss before income taxes	(131,609)	(178,455)
Income taxes	(1,929)	(18,192)

Net loss	$(133,538)	$(196,647)

Other comprehensive loss:
Unrealized holding losses on investments, net	(126)	(752)

Comprehensive loss	$(133,664)	$(197,399)

Basic and diluted net loss per common share	$(2.28)	$(5.32)

Shares used in per share calculations:
Basic and diluted	58,594	36,998

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net cash provided by (used in) operating activities	$29,181	$(100,909)

Investing activities:
Purchase of property and equipment	(4,222)	(35,284)
Refund of deposits for wireless licenses	—	14,720
Net proceeds from sales of wireless licenses	1,472	380
Purchase of investments	(22,440)	(99,412)
Sale and maturity of investments	25,254	100,114
Restricted cash equivalents and investments, net	(281)	(21,526)

Net cash used in investing activities	(217)	(41,008)

Financing activities:
Proceeds from long-term debt	—	25,881
Repayment of long-term debt	(4,365)	(613)
Issuance of common stock	—	319
Payment of debt financing costs	—	(5,949)

Net cash provided by (used in) financing activities	(4,365)	19,638

Net increase (decrease) in cash and cash equivalents	24,599	(122,279)
Cash and cash equivalents at beginning of period	100,860	242,979

Cash and cash equivalents at end of period	$125,459	$120,700

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

Note 2. Subsequent Event — Proceedings Under Chapter 11 of the Bankruptcy Code

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

      The Company’s Chapter 11 filing raises substantial doubt about its ability to continue as a going concern.

Plan of Reorganization Procedures

      As provided by Chapter 11, for 120 days after the Petition Date, the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the debtors fail to obtain confirmation of their proposed plan of reorganization and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the exclusivity period, may file a plan of reorganization for the debtors. Even if the debtors file a plan of reorganization within the exclusivity period, there can be no assurance that the proposed plan of reorganization will be confirmed by the Bankruptcy Court, or that such plan will be consummated. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

parties on the petition date, and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

      On May 10, 2003, Leap, Cricket and substantially all of their subsidiaries filed with the Bankruptcy Court a plan of reorganization (the “Preliminary Plan”) and disclosure statement, which remain subject to further negotiation and amendment. The Preliminary Plan and disclosure statement reflect the general parameters of terms that are under negotiation between Leap and Cricket, an informal committee of Leap noteholders, and an informal committee of Cricket senior secured vendor debtholders. A hearing in Bankruptcy Court to approve the debtors’ plan of reorganization and disclosure statement has been scheduled for June 17, 2003.

      The Company continues to negotiate with its creditors and with potential investors to reach agreement on a plan of reorganization and hopes to finalize negotiations on the plan and disclosure statement with the informal creditors’ committees in the next few weeks. However, there can be no assurance that such an agreement will be reached. The terms of any plan of reorganization agreed to could differ materially from the Preliminary Plan.

      Under the general parameters set forth in the Preliminary Plan, Cricket’s senior secured vendor debtholders would receive, on a pro rata basis, (1) $300-$500 million of senior secured notes issued by reorganized Cricket, and (2) newly-issued shares of reorganized Leap common stock constituting 95-97% of the issued and outstanding equity of reorganized Leap. Holders of general unsecured claims against Leap (including the unsecured claims of holders of Leap’s senior notes and senior discount notes) would receive, on a pro rata basis, (1) the unsecured cash, cash equivalents and short-term investments at the Leap level (which aggregated approximately $84.7 million as of March 31, 2003) and interest thereon, (2) newly issued shares of reorganized Leap common stock constituting 3-5% of the issued and outstanding equity of reorganized Leap, and (3) other assets not used in the Cricket business to be transferred to a creditor trust and liquidated. Holders of secured claims with respect to Leap’s senior notes also would receive, on a pro rata basis, approximately $14.1 million in cash previously pledged to secure payments of interest to the senior noteholders. On May 7, 2003, approximately $14.1 million of restricted cash was distributed to the holders of Leap’s senior notes, as permitted by an order of the Bankruptcy Court. Holders of outstanding shares of Leap common stock would not receive any distribution under the plan. The terms of any plan of reorganization agreed to could differ materially from the Preliminary Plan but under any plan of reorganization in the Chapter 11 proceedings. Creditors of Leap and Cricket have stated that there will be no value flowing to Leap as a result of its ownership interests in Cricket and its related companies, and that there will be no value available for distribution to the common stockholders of Leap.

      The Preliminary Plan contains other customary terms and conditions, and would require FCC approval of the transfer of control of wireless licenses to become effective.

      The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court.

First Day Motions and Other Chapter 11 Matters

      At hearings held on April 14, April 25 and May 13, 2003, the Bankruptcy Court granted various debtor motions for relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations, including executive severance agreements, during the pendency of the Chapter 11 proceedings. In addition, on April 14, 2003, the Bankruptcy Court granted Cricket’s motion for an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of senior secured vendor debtholders and its financial advisor. An evidentiary hearing on Leap’s motion for a final order authorizing the use of its cash collateral has been set for June 3, 2003.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Although the debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. An official committee of Leap’s unsecured creditors is expected to be formed by the United States Trustee in the near future. The unsecured creditors’ committee and various other parties in interest, including creditors holding pre-petition claims, such as Leap’s noteholders and Cricket’s senior secured vendor creditors, have the right to appear and be heard on all matters that come before the Bankruptcy Court.

      Shortly after the Petition Date, the debtors began notifying all known or potential creditors of the Chapter 11 filing. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the debtors. Under Section 362 of Chapter 11, most pending pre-petition claims and litigation against the debtors are stayed automatically and, absent further order of the Bankruptcy Court, no party may take any action to recover such pre-petition claims, enforce any pre-petition lien against or obtain possession of any property from the debtors. In addition, pursuant to Section 365 of Chapter 11, the debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. Unless otherwise agreed, the assumption of an executory contract or lease generally will require the debtors to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. In this regard, the Company expects that liabilities subject to the proceedings will arise in the future as a result of the rejection of additional executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

      Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not possible to predict the outcome of either the Chapter 11 proceedings or the effect such proceedings will have on the debtors’ creditors and common stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to the debtors’ creditors and common stockholders, if any, will not be determined until confirmation of a plan of reorganization. Under any plan of reorganization in the Chapter 11 proceedings, creditors of Leap and Cricket have stated that there will be no value flowing to Leap as a result of its ownership interests in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be no value available for distribution to the common stockholders of Leap. Because of this possibility, any investment in Leap or Cricket is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

      The Company currently expects that the Chapter 11 proceedings will not affect its ability to provide uninterrupted service to its customers. The Company expects that it will experience some loss of customers and some failure to attract new customers as a result of the Chapter 11 filing in the near term, but does not expect this impact to be significant beyond the restructuring period. The rights of the Company’s creditors and equity security holders will be determined through the Chapter 11 proceedings. However, the Company cannot provide any assurances on the effect of the Chapter 11 proceedings on its business, creditors or equity security holders. The Company’s future results are dependent upon the Company finalizing, filing, confirming and implementing, on a timely basis, a plan of reorganization with the Bankruptcy Court.

Liquidity

      The Company is highly leveraged. At March 31, 2003, the Company had debt totaling $2,264.7 million, all of which is currently in default due to the Chapter 11 filing.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In August 2002, the Company issued 21,020,431 shares of its common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The issuance of these shares constituted an event of default under the senior secured vendor credit facilities. After Leap’s issuance of these shares in August 2002, the lenders under Cricket’s senior secured vendor credit facilities ceased funding new loan requests, including requests to fund interest that had previously been financed through draws under the senior secured vendor credit facilities. Cricket chose not to make interest payments that were due on the loans under these senior secured vendor credit facilities in September 2002, and did not make the first principal payment that was due under its credit agreement with Lucent in December 2002. Each of these failures to make payment constituted an event of default under the senior secured vendor credit facilities. These and other existing events of default provide the credit facility lenders with certain rights under the credit agreements and related security agreements, including the right to terminate the commitments under those agreements, to declare the existing loans to be immediately due and payable, and to foreclose on the assets that have been pledged to secure these outstanding loans, subject to the approval of the Bankruptcy Court. As a result of the Chapter 11 filing, the indebtedness under these facilities was accelerated by its terms. Lucent, Nortel and Ericsson previously terminated their commitments under their credit agreements with Cricket. To date, the secured vendor credit facility lenders have not exercised any other material creditor remedies under the senior secured vendor credit agreements. Because of the existing defaults under the senior secured vendor credit facilities and because Cricket is currently unable to fully repay the amounts outstanding under such facilities, and has been unable to raise new funds which would enable it to repay such amounts, there is substantial risk that the stock of the Cricket companies has no value to Leap. Payments of principal, interest and fees due under the senior secured vendor facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

      As a result of Cricket’s default on its senior secured vendor credit facilities, the Company has classified the principal and accrued interest balances outstanding under those facilities and amounts payable to Lucent Technologies Inc. (“Lucent”), Nortel Networks Inc. (“Nortel”) and Ericsson Credit AB and an affiliate (“Ericsson”) for the purchase of equipment and services as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002. In addition, the Company has classified the principal and interest balances outstanding under its senior and senior discount notes, U.S. government financing and other financing arrangements as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002 as a result of the Chapter 11 filing, which constituted an event of default of the underlying agreements. Unamortized debt discount and debt issuance costs of $147.2 million at March 31, 2003 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of the amounts payable under any of these credit facilities.

      As a result of its Chapter 11 filing, a significant amount of the Company’s liabilities, including the secured debt, are subject to compromise. As of March 31, 2003, the liabilities subject to compromise included the following (unaudited) (in thousands):

Accounts payable and accrued liabilities	$72,536
Amounts payable to equipment vendors	49,938
Debt in default	2,264,665
Other liabilities	50,466

$2,437,605

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Further, if the Cricket companies are unable to implement a plan of reorganization or if implementation of a plan of reorganization is substantially delayed, the Cricket companies may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact Cricket’s liquidity and jeopardize the ability of the Cricket companies to continue to fund their operations. If Cricket becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured creditors would receive in such a liquidation, and it is unlikely that any unsecured creditor of Cricket would receive any recovery in a liquidation.

Future Accounting Under Chapter 11

      As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provision for losses related to the Chapter 11 filing as reorganization items.

      As of the Petition Date, the Company may be required to present subsidiaries that have filed under Chapter 11 under either the equity or cost method of accounting. See Note 7 for the balance sheet, statement of operations and cash flow information of Leap on a stand-alone basis, which presents the investments in its subsidiaries under the equity method of accounting.

      The Company expects that upon the effective date of a plan of reorganization, it will implement fresh start reporting under the provisions of SOP 90-7, because the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis. Under fresh start reporting:

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

      The Company anticipates that the adoption of SOP 90-7 and fresh start reporting will have a material effect on its financial statements. As a result, the Company’s financial statements published for periods following the effective date of the plan of reorganization will not be comparable with those published before the plan is effective.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s issuance of shares to MCG caused a change in the Company’s ownership as defined under Internal Revenue Code Section 382. Accordingly, there will be a significant annual limitation on its ability to utilize its net operating loss and credit carryforwards. There is also likely to be an additional change in the Company’s ownership in connection with the Chapter 11 filing, which may result in a further limitation on its ability to utilize its net operating loss and credit carryforwards. If there is a significant elimination or reduction of the Company’s outstanding indebtedness as a result of the Chapter 11 filing, the Company will realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and credit carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of the Company’s net operating loss and credit carryforwards, the Company may be required to reduce other tax attributes (e.g. tax basis in its assets) by the amount of such excess. The Chapter 11 filing may result in the merger of certain subsidiaries and the transfer of assets among subsidiaries. If these mergers and transfers cannot be structured in a tax-efficient manner, the Company may owe significant income taxes as a result.

Note 3. Basis of Presentation

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 15, 2003, and amended on April 16, 2003. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation. These adjustments are of a normal and recurring nature except for those adjustments described in Note 2. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and for certain customers are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, new customers pay for their service in arrears. The Company recognizes service revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. The Company also charges customers for service plan changes and activation fees, and requires new customers of its Cricket Talk service plan to maintain active service for 12 months or be subject to an early termination fee. Revenues from activation and service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and early termination fees are recognized when received. Direct costs associated with customer activations are expensed as incurred.

      Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

Property and Equipment

      Property and equipment are recorded at cost. Additions and improvements, including labor costs, are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are five to seven years for network infrastructure assets, three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $0 and $0.6 million of interest to property and equipment during the three months ended March 31, 2003 and 2002, respectively.

Wireless Licenses

      Wireless licenses are recorded at cost. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the Federal Communications Commission (“FCC”). Therefore, upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its wireless license costs. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At March 31, 2003 and December 31, 2002, wireless licenses to be disposed of were not significant.

Impairment of Long-lived Assets

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

      During the three months ended March 31, 2003, the Company recorded a charge of $7.3 million related to the disposal of certain network assets and capitalized costs associated with cell sites that the Company no longer expects to use in its business.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Indefinite-lived Intangible Assets

      The Company assesses potential impairment to its indefinite-lived intangible assets, including wireless licenses, annually as required by SFAS No. 142 and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

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

      The Company has certain legal obligations, principally related to its network assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate property on which the Company’s network assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. The Company’s lease agreements contain various renewal options that the Company currently intends to exercise upon the expiration of the original lease term for its cell sites currently in use. Therefore, it is not probable that a significant number of cell sites will be abandoned in the foreseeable future and require remediation and, as a result, sufficient information to estimate a range of potential settlement dates is not available. In addition, the Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the cell sites. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No. 145 did not have a material effect on the Company’s consolidated financial position or its results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 on January 1, 2003. During the three months ended March 31, 2003, the Company recognized a liability of $1.4 million for costs related to certain leases that the Company has ceased using before the contractual termination date.

      In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the impact that the adoption of EITF Issue No. 00-21 will have on its consolidated financial position or its results of operations.

Stock-based Compensation

      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. The Company recorded unearned stock-based compensation primarily related to its June 2000 acquisition of the remaining 5.11% of Cricket Communications Holdings that it did not already own. Amortization of stock-based compensation included in the calculation of net income was $0.2 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

      The following table shows the effects on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(133,538)	$(196,647)
Incremental pro forma compensation expense	(3,716)	(10,406)

Pro forma net loss	$(137,254)	$(207,053)

Basic and diluted net loss per common share:
As reported	$(2.28)	$(5.32)

Pro forma	$(2.34)	$(5.60)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Property and equipment, net:
Network infrastructure and leasehold improvements	$1,365,496	$1,359,803
Computer equipment and other	83,658	83,780
Construction in process	38,033	61,329

	1,487,187	1,504,912
Accumulated depreciation	(472,517)	(398,056)

	$1,014,670	$1,106,856

Accounts payable and accrued liabilities:
Trade accounts payable	$21,732	$32,870
Accrued payroll and related benefits	13,981	8,851
Other accrued liabilities	36,823	43,637

	$72,536	$85,358

Other current liabilities:
Accrued taxes	$28,669	$23,219
Deferred revenue	25,958	25,600
Interest payable	12,612	5,632
Other	5,262	5,444

	$72,501	$59,895

Supplementary Cash Flow Information (unaudited) (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Supplementary disclosure of cash flow information:
Cash paid for interest	$1,882	$1,588
Long-term financing to purchase equipment	—	118,658

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information:

      Basic and diluted net loss per common share were the same for the three months ended March 31, 2003 and 2002. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (unaudited) (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Employee stock options	7,874	8,550
Senior and senior discount unit warrants	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375
Warrant issued to Chase Telecommunications Holdings, Inc	95	95

Note 5. Long-Term Debt

      As a result of Cricket’s default on its senior secured vendor credit facilities, the Company has classified the principal and accrued interest balances outstanding under those facilities and amounts payable to Lucent, Nortel and Ericsson for the purchase of equipment and services as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002. In addition, the Company has classified the principal and interest balances outstanding under its senior and senior discount notes, U.S. government financing and other financing arrangements as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002, as a result of the Company’s Chapter 11 filing, which constituted an event of default of the underlying agreements. Payments of principal and interest under the Company’s long-term debt obligations are generally stayed during the pendency of the Chapter 11 proceedings, and the Company’s debt is subject to compromise. See Note 2. Unamortized debt discounts and debt issuance costs of $147.2 million at March 31, 2003 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of the amounts payable under any of these credit facilities.

      Debt in default is summarized as follows (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
12.5% senior notes, net of unamortized discount of $47.0 million and $48.7 million at March 31, 2003 and December 31, 2002, respectively	$177,967	$176,297
14.5% senior discount notes, net of unamortized discount of $241.9 million and $261.0 million at March 31, 2003 and December 31, 2002, respectively	426,090	407,033
Vendor financing agreements, net of unamortized discount of $35.3 million and $37.9 million at March 31, 2003 and December 31, 2002, respectively	1,579,075	1,541,257
U. S. government financing and note payable, net of unamortized discount of $4.3 million and $5.0 million at March 31, 2003 and December 31, 2002, respectively	80,732	84,690
Other long-term debt, net of discount of $0.7 million and $0.8 million at March 31, 2003 and December 31, 2002, respectively	801	707

	$2,264,665	$2,209,984

      Amounts shown for the senior notes, U.S. government financing, note payable and other long-term debt include principal and interest capitalized under the facilities. Amounts shown for senior discount notes include

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accreted principal and accrued interest. Amounts shown for vendor financing include principal and accrued interest and fees. In April 2002, the Company completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed the Company’s FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for the third party’s assumption of the FCC debt, the Company provided to the third party a note payable totaling $8.4 million, which is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses that are not used in the Cricket business. In January 2003, the Company chose not to make a payment of principal and accrued interest that was due on the note. This nonpayment constituted an event of default of the terms of the note. The Company has received a notice of default from the note holder and a notice of acceleration of the principal and accrued interest balance. The note holder has also notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

Note 6. Commitments and Contingencies

      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”) to Telefónica Moviles, S.A. (“Telefónica”). Pursuant to the senior secured vendor credit facilities, approximately $25.8 million of the proceeds from the sale of Pegaso were required to be set aside or contributed to the Cricket companies. Because of the financial condition and expected restructuring of Leap and its subsidiaries, Leap did not make the set asides and contributions and instead retained the funds at Leap. Leap’s failure to contribute or set aside those amounts was a breach of contract by Leap and an event of default under Cricket’s senior secured vendor credit facilities.

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

      The Company’s wireless licenses include provisions that require the Company to satisfy buildout deadlines and certain geographic coverage requirements within five years and/or ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter or one-third of the population of the licensed service area, depending on the type of license. Because the Company obtained many of its wireless licenses from third parties subject to existing buildout requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $84.7 million at March 31, 2003, have initial buildout deadlines in 2004. The Company has met the buildout requirements in all markets where it currently offers Cricket service. However, the Company has not satisfied the minimum buildout requirements for all material wireless licenses that it intends to use in the Cricket business or sell or transfer to third parties, and the Company currently does not have the financial resources to complete such buildouts. The Company intends to either raise additional resources to fund the buildouts or sell or otherwise transfer the material wireless licenses for which it has not yet satisfied the buildout requirement before the deadline. However, there can be no guarantee that the Company will be able to raise the resources or sell or transfer the wireless licenses before the deadline. Failure to comply with these buildout requirements could cause the revocation of some of the Company’s wireless licenses or the imposition of fines and/or other

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the buildout requirements for the wireless licenses that expire in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., both of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of March 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$50,319	$—	$75,140	$—	$125,459
Short-term investments	34,377	—	42,447	—	76,824
Restricted cash equivalents and short-term investments	14,261	—	11,942	—	26,203
Inventories	—	—	19,283	—	19,283
Other current assets	4,147	—	25,294	—	29,441

Total current assets	103,104	—	174,106	—	277,210
Property and equipment, net	4,550	—	1,010,120	—	1,014,670
Investment in subsidiaries	54,864	(616,307)	—	561,443	—
Wireless licenses, net	5,583	—	723,251	—	728,834
Other assets	50,128	27	11,856	—	62,011

Total assets	$218,229	$(616,280)	$1,919,333	$561,443	$2,082,725

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$6,003	$—	$66,533	$—	$72,536
Amounts payable to equipment vendors	—	—	49,938	—	49,938
Debt in default	612,876	—	1,651,789	—	2,264,665
Other current liabilities	12,828	4,541	69,358	(14,226)	72,501

Total current liabilities	631,707	4,541	1,837,618	(14,226)	2,459,640
Other long-term liabilities	16,733	—	36,563	—	53,296

Total liabilities	648,440	4,541	1,874,181	(14,226)	2,512,936

Stockholders’ equity (deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,214	730,332	1,313,127	(2,043,459)	1,156,214
Unearned stock-based compensation	(582)	(69)	(513)	582	(582)
Accumulated deficit	(1,584,532)	(1,351,084)	(1,266,761)	2,617,845	(1,584,532)
Accumulated other comprehensive loss	(1,317)	—	(701)	701	(1,317)

Total stockholders’ equity (deficit)	(430,211)	(620,821)	45,152	575,669	(430,211)

Total liabilities and stockholders’ equity (deficit)	$218,229	$(616,280)	1,919,333	$561,443	$2,082,725

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$36,675	$—	$64,185	$—	$100,860
Short-term investments	33,155	—	47,050	—	80,205
Restricted cash equivalents and short-term investments	14,157	—	11,765	—	25,922
Inventories	—	—	30,403	—	30,403
Other current assets	5,541	—	22,963	—	28,504

Total current assets	89,528	—	176,366	—	265,894
Property and equipment, net	5,090	—	1,101,766	—	1,106,856
Investments in and loans receivable from subsidiaries	201,926	(510,239)	—	308,313	—
Wireless licenses, net	5,584	—	723,616	—	729,200
Other assets	17,410	27	44,315	—	61,752

Total assets	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$5,427	$4,540	$116,650	$(41,259)	$85,358
Amounts payable to equipment vendors	—	—	55,077	—	55,077
Debt in default	592,112	—	1,617,872	—	2,209,984
Other current liabilities	3,747	—	56,148	—	59,895

Total current liabilities	601,286	4,540	1,845,747	(41,259)	2,410,314
Other long-term liabilities	15,038	—	35,136	—	50,174

Total liabilities	616,324	4,540	1,880,883	(41,259)	2,460,488

Stockholders’ equity (deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,332	1,332,516	(2,062,848)	1,156,379
Unearned stock-based compensation	(986)	(69)	(917)	986	(986)
Accumulated deficit	(1,450,994)	(1,245,015)	(1,165,725)	2,410,740	(1,450,994)
Accumulated other comprehensive loss	(1,191)	—	(694)	694	(1,191)

Total stockholders’ equity (deficit)	(296,786)	(514,752)	165,180	349,572	(296,786)

Total liabilities and stockholders’ equity (deficit)	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended March 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$160,648	$—	$160,648
Equipment revenues	—	—	23,199	—	23,199

Total revenues	—	—	183,847	—	183,847

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(60,013)	7,265	(52,748)
Cost of equipment	—	—	(42,440)	—	(42,440)
Selling, general and administrative	(3,809)	—	(64,870)	—	(68,679)
Depreciation	(594)	—	(76,021)	—	(76,615)
Disposal of long-lived assets and related charges	—	—	(8,725)	—	(8,725)

Total operating expenses	(4,403)	—	(252,069)	7,265	(249,207)
Gain on sale of wireless license	—	—	1,472	—	1,472

Operating loss	(4,403)	—	(66,750)	7,265	(63,888)
Equity in net loss of subsidiaries	(99,236)	(106,069)	—	205,305	—
Interest income	360	—	334	—	694
Interest expense	(28,133)	—	(40,014)	—	(68,147)
Other income (expense), net	(197)	—	7,194	(7,265)	(268)

Loss before income taxes	(131,609)	(106,069)	(99,236)	205,305	(131,609)
Income taxes	(1,929)	—	—	—	(1,929)

Net loss	$(133,538)	$(106,069)	$(99,236)	$205,305	$(133,538)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Three Months Ended March 31, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$128,020	$—	$128,020
Equipment revenues	—	—	12,161	—	12,161

Total revenues	—	—	140,181	—	140,181

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(47,590)	5,699	(41,891)
Cost of equipment	—	—	(84,011)	—	(84,011)
Selling, general and administrative	(9,592)	—	(70,561)	—	(80,153)
Depreciation and amortization	(1,404)	—	(60,484)	—	(61,888)

Total operating expenses	(10,996)	—	(262,646)	5,699	(267,943)
Gain on sale of wireless license	364	—	—	—	364

Operating loss	(10,632)	—	(122,465)	5,699	(127,398)
Equity in net loss of subsidiaries	(152,041)	(144,878)	—	296,919	—
Interest income	1,175	—	585	—	1,760
Interest expense	(25,677)	—	(27,232)	—	(52,909)
Other income, net	—	—	5,791	(5,699)	92

Loss before income taxes	(187,175)	(144,878)	(143,321)	296,919	(178,455)
Income taxes	(9,472)	—	(8,720)	—	(18,192)

Net loss	$(196,647)	$(144,878)	$(152,041)	$296,919	$(196,647)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Three Months Ended March 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$15,107	$—	$14,074	$—	$29,181

Investing activities:
Purchase of property and equipment	—	—	(4,222)	—	(4,222)
Net proceeds from sale of wireless license	—	—	1,472	—	1,472
Purchase of investments	(8,836)	—	(13,604)	—	(22,440)
Sale and maturity of investments	7,387	—	17,867	—	25,254
Restricted cash equivalents and investments, net	(105)	—	(176)	—	(281)
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	(1,463)	—	1,246	—	(217)

Financing activities:
Repayment of long-term debt	—	—	(4,365)	—	(4,365)

Net cash used in financing activities	—	—	(4,365)	—	(4,365)

Net increase in cash and cash equivalents	13,644	—	10,955	—	24,599
Cash and cash equivalents at beginning of period	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of period	$50,319	$—	$75,140	$—	$125,459

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Three Months Ended March 31, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(14,057)	$—	$(86,852)	$—	$(100,909)

Investing activities:
Purchase of property and equipment	(1,244)	—	(34,040)	—	(35,284)
Investment in and loans to subsidiaries	(92,166)	(86,603)	—	178,769	—
Refund of deposit for wireless licenses	14,720	—	—	—	14,720
Net proceeds from sale of wireless license	380	—	—	—	380
Purchase of investments	(58,475)	—	(40,937)	—	(99,412)
Sale and maturity of investments	60,315	—	39,799	—	100,114
Restricted cash equivalents and investments, net	(21,526)	—	—	—	(21,526)
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(91,535)	(86,603)	(41,639)	178,769	(41,008)

Financing activities:
Proceeds from long-term debt	—	—	25,881	—	25,881
Repayment of long-term debt	(613)	—	—	—	(613)
Parent’s investment	—	86,603	92,166	(178,769)	—
Issuance of common stock	319	—	—	—	319
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(294)	86,603	112,098	(178,769)	19,638

Net decrease in cash and cash equivalents	(105,886)	—	(16,393)	—	(122,279)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$35,860	$—	$84,840	$—	$120,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc. and its subsidiaries, unless the context suggests otherwise. Leap refers to Leap Wireless International, Inc. Cricket refers to Cricket Communications, Inc. Cricket and the subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the Cricket companies. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2002 population estimates provided by Claritas Inc.

      The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/ A for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, and amended on April 16, 2003.

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Leap, including, among other things:

•	our ability to cause a Chapter 11 plan of reorganization to be finalized and to be confirmed by the Bankruptcy Court, and our ability to successfully implement the plan;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for Leap, Cricket and substantially all of their subsidiaries to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	the potential adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket;

•	our ability to attract, motivate and/or retain key executives and other employees;

•	our ability to attract and retain customers;

•	the unsettled nature of the wireless market, the current economic slowdown, service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, other issues facing the telecommunications industry in general, our announcement of restructuring discussions, and our subsequent Chapter 11 filing, which have created a level of uncertainty that adversely affects our ability to predict future customer growth, as well as other key operating metrics;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the acceptance of our product offering by our prospective customers;

•	the effects of actions beyond our control in our distribution network;

•	rulings by courts or the Federal Communications Commission (FCC) adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition;

•	failure of network systems to perform according to expectations;

•	the effects of competition;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

Background

      Leap conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket Communications, Inc. is Leap’s subsidiary that operates the Cricket business, together with subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities. Leap, Cricket Communications, Inc. and substantially all of their subsidiaries have filed for protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Cricket companies continue to operate together as a wireless communications carrier that provides innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product.

      Cricket service allows customers to make and receive virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. The simplicity of the Cricket service allows Cricket to sustain lower operating costs per customer compared to traditional wireless providers. Cricket’s networks are designed and built to provide coverage in the local calling area where our target customers live, work and play. As a result, we believe that Cricket’s per minute network operating costs are lower than, or comparable to, the lowest costs incurred by traditional wireless providers.

      As of March 31, 2003, Cricket offered service in 40 markets covering a total population of approximately 25.5 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs,” and make up all of the markets that we refer to as our “40 Market Plan.” As of March 31, 2003, Cricket had approximately 1,513,000 customers in its markets across the U.S. As of March 31, 2003, we owned wireless licenses covering approximately 53.1 million potential customers in 33 states.

      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA ). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As of the Petition Date, most actions to collect pre-petition indebtedness are stayed and most other contractual obligations against the debtors may not be enforced. In addition, under Chapter 11 we may assume or reject pre-petition executory contracts and unexpired nonresidential real property leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with Chapter 11. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by required creditors and approved by the Bankruptcy Court.

      As of the Petition Date, we implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that our pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provision for losses related to the Chapter 11 proceedings as reorganization items.

      We expect that upon the effective date of a plan of reorganization, we will implement fresh start reporting under the provisions of SOP 90-7, due to the following expected circumstances:

•	the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims; and

•	the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis.

      Under fresh start reporting:

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

      Leap and the Cricket companies are highly leveraged. At March 31, 2002, we had debt totaling $2,264.7 million, including $1,579.1 million of debt, net of discount, under Cricket’s senior secured vendor credit facilities. Each of the Cricket companies is a borrower or guarantor under the senior secured vendor credit facilities of Cricket. Cricket is currently in default under the senior secured vendor credit facilities because it has failed to pay principal and interest, it has failed to comply with other covenants under those facilities and it has commenced Chapter 11 proceedings. See “— Liquidity and Capital Resources.”

      As a result of Cricket’s default on its senior secured vendor credit facilities, we have classified the principal and accrued interest balances outstanding under those facilities and amounts payable to Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Credit AB and an affiliate for the purchase of equipment and services as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002. In addition, we have classified the principal and interest balances outstanding under our senior and senior discount notes, U.S. government financing and other financing arrangements as short-term obligations in the balance sheets as of March 31, 2003 and December 31, 2002, as a result of our Chapter 11 filing in April 2003, which constituted an event of default of the underlying agreements. Unamortized debt discounts and debt issuance costs of $147.2 million at March 31, 2003 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of the amounts payable under any of these credit facilities. The unamortized discount associated with our senior secured vendor credit facilities arose from the recognition of the origination fees due under the facilities. The unamortized discounts associated with our senior and senior discount notes arose from the allocation of a portion of the proceeds to the warrants issued in conjunction with each of the notes. The unamortized discount associated with our U.S. government financing and other financing arrangement arose from the difference between the stated interest rates and management’s best estimate of the prevailing market interest rates at the time we incurred the debt. The discounts for all of our long-term debt are amortized to interest expense over the terms of the respective credit agreements using the effective interest method.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of long-lived and intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and estimates involve a higher degree of judgment and complexity than others.

Revenues and Cost Recognition

      For our Cricket business, revenues include wireless services and the sale of handsets and accessories. Wireless services are provided on a month-to-month basis and for certain customers are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. We recognize revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. Commencing in September 2002, we also began charging customers for service plan changes, and commencing in November 2002, we began charging activation fees. Revenues from these fees are deferred and recorded to revenue over the estimated customer relationship period. Direct costs associated with customer activations are expensed as incurred.

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

      Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks. Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when customers activate service. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when customers activate service. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. For our stores, handset returns are accepted within 30 days of purchase or 30 minutes of usage, whichever occurs first. The return policies of our third-party dealers and distributors are frequently more liberal than ours. Management believes that it can reliably estimate returns upon activation, which historically have been insignificant. We record an estimate for returns of handsets and accessories at the time of recognizing revenue.

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

Wireless Licenses

      Wireless licenses are recorded at cost (i.e., the purchase price paid for the licenses at the time of acquisition, together with other capitalized costs including legal costs and microwave relocation costs). We adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. We determined that our wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142 as the technology that we use to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 we ceased amortizing our wireless license costs. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carryforwards in connection with the adoption of SFAS No. 142. Because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets.

      The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital and other factors. Wireless licenses not currently in use under our 40 Market Plan may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of” are wireless licenses that are part of pending wireless license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of are carried at the lower of carrying value and fair value less costs to sell. At March 31, 2003 and December 31, 2002, wireless licenses to be disposed of were not significant.

      Our wireless licenses include provisions that require us to satisfy buildout deadlines and geographic coverage requirements within five years and/or ten years after the original license grant date. These initial requirements are met when adequate service is offered to at least one-quarter or one-third of the population of the licensed service area, depending on the type of wireless license. Because we obtained many of our wireless licenses from third parties subject to existing buildout requirements, some of our wireless licenses have initial buildout deadlines in 2004. We have met the buildout requirements in all markets where we currently offer Cricket service. However we have not satisfied the minimum buildout requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties, and we currently do not have the financial resources to complete such buildouts. We intend to either raise additional resources to fund the buildouts or sell or otherwise transfer the material wireless licenses for which we have not yet satisfied the buildout requirement before the deadline. However, we cannot assure you that we will be able to raise the resources or sell or transfer the wireless licenses before the deadline. Failure to comply with these buildout requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the buildout requirements for wireless licenses that expire in 2004. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

Impairment of Indefinite-Lived Intangible Assets

      We assess potential impairment to our indefinite-lived intangible assets, including wireless licenses, annually as required by SFAS No. 142 and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Our estimates of the fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. When the fair value of an asset is less than its carrying value, an impairment loss is recognized. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      Based on the current difficulties being experienced within the telecommunications and wireless industries, prices observed in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future.

      The outcome of our Chapter 11 proceedings may adversely affect the carrying value of our wireless licenses in the future as a result of fresh start accounting, which may require a different standard for determining the carrying value of these assets than the one required by SFAS No. 142. In addition, as part of our Chapter 11 proceedings, we will develop an analysis of the value of our wireless licenses in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 142. We expect the value of our wireless licenses in the liquidation analysis to be less than their carrying value at March 31, 2003.

      We adopted Emerging Issues Task Force, or EITF, Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” which requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses should be combined into a single unit of accounting based on the assertion that the wireless licenses as a group represent the highest and best use of the assets. This assertion is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

Impairment of Long-Lived Assets

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

      During the three months ended March 31, 2003, we recorded a charge of $7.3 million related to the disposal of certain network assets and capitalized costs associated with cell sites that we no longer expect to use in our business.

      The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our long-lived assets as a result of fresh start accounting, which requires a different standard for determining the carrying value of these assets than the standard in place prior to fresh start accounting. We expect the fair value of our long-lived assets in fresh start accounting to be substantially less than their carrying value at March 31, 2003. In addition, as part of our Chapter 11 proceedings, we will develop an analysis of the value of our long-lived assets in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 144. We expect the value of our long-lived assets in the liquidation analysis to be less than their carrying value at March 31, 2003.

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

      We have certain legal obligations, principally related to our network assets, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate property on which our network assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. Our lease agreements contain various renewal options that we currently intend to exercise upon the expiration of the original lease term for our cell sites currently in use. Therefore, it is not probable that a significant number of cell sites will be abandoned in the foreseeable future and require remediation and, as a result, sufficient information to estimate a range of potential settlement dates is not available. In addition, we believe that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the cell sites. In accordance with SFAS No. 143, we will not recognize a liability until such information becomes known.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on our financial position or our results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 on January 1, 2003. During the three months ended March 31, 2003, we recognized a liability of $1.4 million for costs related to certain leases that we have ceased using before the contractual termination date.

      In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We may elect to report the change in accounting as a cumulative-effect adjustment. We have not yet determined the impact that the adoption of EITF Issue No. 00-21 will have on our consolidated financial position or our results of operations.

Results of Operations

      The matters discussed under this caption “Results of Operations,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket companies conduct or may seek to conduct business.

      The following table presents condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Service revenues	$160,648	$128,020
Equipment revenues	23,199	12,161

Total revenues	183,847	140,181

Operating expenses:
Cost of service (exclusive of items shown separately below)	(52,748)	(41,891)
Cost of equipment	(42,440)	(84,011)
Selling and marketing	(21,265)	(30,159)
General and administrative	(47,414)	(49,994)
Depreciation and amortization	(76,615)	(61,888)
Disposal of long-lived assets and related charges	(8,725)	—

Total operating expenses	(249,207)	(267,943)
Gains on sale of wireless licenses	1,472	364

Operating loss	(63,888)	(127,398)
Interest income	694	1,760
Interest expense	(68,147)	(52,909)
Other income (expense), net	(268)	92

Loss before income taxes	(131,609)	(178,455)
Income taxes	(1,929)	(18,192)

Net loss	$(133,538)	$(196,647)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      At March 31, 2003, customers of our Cricket service rose to approximately 1,513,000, compared to approximately 1,387,000 at March 31, 2002. Gross and net customer additions were approximately 185,000 and 1,000, respectively during the three months ended March 31, 2003. As of February 2002, we had launched all of the markets under our 40 market plan. At March 31, 2003, the total potential customer base covered by our networks in 40 markets across the U.S. was approximately 25.5 million.

      During the three months ended March 31, 2003, service revenues increased $32.6 million, or 25%, and equipment revenues increased $11.0 million, or 91%, compared to the corresponding period of the prior year. The increase in service revenues primarily related to a 20% increase in average subscribers for the three months ended March 31, 2003, compared to the comparable period of the prior year. In addition, we launched a new service named “Cricket Talk” in August 2002, that bundles caller ID, call waiting, three-way calling, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions, which has increased our average revenue per subscriber. The increase in equipment revenues is primarily due to a change in our billing practices wherein, commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. As a result, we no longer allocate a portion of the handset price to service revenues. Service revenues for customers who pay in arrears were 29% of total service revenues for the three months ended March 31, 2003, and are expected to represent a higher percentage of service revenues in the future. We expect that service and equipment revenues for the Cricket business will remain relatively constant during the first half of 2003 and increase gradually in the second half of the year.

      During the three months ended March 31, 2003, cost of service increased $10.9 million, or 26%, compared to the comparable period of the prior year. The increase is primarily attributable to the increase in average subscribers discussed above, and a $6.7 million increase in long distance costs as a result of the introduction of the Cricket Talk service plan that includes 500 minutes of available long distance each month. This was combined with a $4.2 million increase in engineering and other operational costs and a $2.1 million increase in network software maintenance costs, offset by a $2.7 million decrease in payroll related costs. We expect cost of service for the Cricket business to increase slightly during 2003 as we increase traffic over our networks, consistent with our expected gradual increase in subscribers.

      Cost of equipment decreased $41.6 million, or 49%, primarily due to a 58% decrease in handsets sold during the three months ended March 31, 2003, compared to the comparable period of the prior year, offset by a change in the mix of handsets sold to include more higher-priced models. We sell our handsets to customers and third-party dealers and distributors at prices below cost in order to grow and maintain our customer base, which is typical of wireless providers. During the three months ended March 31, 2003, $17.2 million of our total losses on equipment sales of $19.2 million were directly related to acquiring new customers. We expect cost of equipment for the Cricket business will increase slightly during 2003 due to minor increases in the number of handsets sold.

      For the three months ended March 31, 2003, selling and marketing expenses decreased $8.9 million, or 29%, compared to the corresponding period of the prior year. The decrease in selling and marketing expenses is primarily due to a $5.9 million decrease in advertising and related costs resulting from management’s focus on cash conservation, and a $1.9 million decrease in payroll related costs. Selling and marketing expenses for the three months ended March 31, 2003 consisted primarily of advertising and public relations and related payroll expenses. We expect selling and marketing expenses for the Cricket business to increase slightly in 2003 as we emerge from Chapter 11 and increase our marketing efforts.

      For the three months ended March 31, 2003, general and administrative expenses decreased $2.6 million, or 5%, compared to the corresponding period of the prior year. The decrease in general and administrative expenses is primarily due to a $3.2 million decrease in personnel costs and a $1.8 million decrease in call center costs, offset by an increase of $2.8 million increase in legal fees and a $1.4 million increase in insurance costs. We expect general and administrative expense for the Cricket business to decline slightly during 2003 as the fees associated with our restructuring decline.

      For the three months ended March 31, 2003, depreciation and amortization increased $14.7 million, or 24%, compared to the comparable period of the prior year. The increase in depreciation and amortization resulted from a larger base of network equipment in service. We expect depreciation to remain relatively stable during 2003, as we have launched all of the markets under our 40 Market Plan.

      During the three months ended March 31, 2003, we recorded a charge of $7.3 million associated with the disposal of certain network assets and capitalized costs associated with cell sites that we no longer expect to use in the business. In addition, we recorded a charge of $1.4 million for costs related to certain leases that we have ceased using before the contractual termination date.

      For the three months ended March 31, 2003, interest income decreased $1.1 million, or 61%, compared to the corresponding period of the prior year. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continued to incur operating losses.

      For the three months ended March 31, 2003, interest expense increased $15.2 million, or 29%, compared to the corresponding period of the prior year. The increase in interest expense related primarily to interest on increased vendor financing of our wireless networks. We are currently in default of all of our long-term financing agreements. See “— Liquidity and Capital Resources.”

      For the three months ended March 31, 2003, income tax expense decreased $16.3 million, compared to the corresponding period of the prior year. The decrease in income tax expense is related primarily to a one-

time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carryforwards in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142.

Liquidity and Capital Resources

      As discussed in the “Background” section above and in Note 2 to the condensed consolidated financial statements included in Item 1 of this report, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 on April 13, 2003 and are now operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Section 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filing, each of Leap and the Cricket companies is operating independently, pursuant to separate operating and capital budgets, and cash flows are not being shared between Leap and Cricket. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket companies separately below, rather than on a consolidated basis.

      The matters discussed under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket companies conduct or may seek to conduct business. The Chapter 11 filing raises substantial doubt about our ability to continue as a going concern.

Leap

      As of March 31, 2003, Leap had available a total of approximately $84.7 million in unrestricted cash, cash equivalents and short-term investments. In addition, as of March 31, 2003, Leap had restricted cash equivalents and investments of $14.3 million, consisting primarily of U.S. government debt securities that have been pledged to provide for the payment of scheduled interest payments on Leap’s senior notes through April 2003. On May 7, 2003, approximately $14.1 million of restricted cash was distributed to the holders of Leap’s senior notes, as permitted by an order of the Bankruptcy Court.

      Under Leap’s operating budget, Leap currently expects to incur approximately $3.7 million for general corporate overhead and other expenses, of which approximately $1.7 is expected to be directly related to our Chapter 11 proceedings, in the second quarter of 2003 and in each subsequent quarter in which the Chapter 11 proceedings continue. These expenses may be funded only from existing cash at Leap.

      At March 31, 2003, Leap had $225.0 million ($178.0 million, net of discount) principal outstanding amount under its 12.5% senior notes and approximately $502.0 million ($426.1 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings. At March 31, 2003, Leap also had $8.4 million ($8.0 million, net of discount) payable under a secured promissory note. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Leap has received a notice of default from the note holder and a notice of acceleration of the principal and accrued interest under the note. That note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business, and the note holder has notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

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

The Cricket Companies

      As of March 31, 2003, the Cricket companies had a total of approximately $117.6 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor creditors. In addition, Cricket had restricted cash equivalents of $11.9 million as of March 31, 2003 that have been pledged to secure operating obligations. At hearings held on April 14, 2003, April 25 and May 13, the Bankruptcy Court granted various debtor motions for relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations including executive severance agreements during the pendency of the Chapter 11 proceedings. In addition, the Bankruptcy Court granted Cricket’s motion for an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of senior secured vendor debtholders and its financial advisor. An evidentiary hearing on Leap’s motion for a final order authorizing the use of its cash collateral has been set for June 3, 2003.

      At March 31, 2003, Cricket had $1,614.3 million ($1,579.1 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor facilities are stayed during the pendency of the Chapter 11 proceedings. In addition, at March 31, 2003, the Cricket companies had $49.9 million payable to its equipment vendors for the purchase of equipment and services, and $76.6 million ($72.7 million, net of discount) of U.S. government financing secured by certain wireless licenses used in the Cricket business, as well as substantial general unsecured trade and other obligations.

      Based on current and expected levels of operations, Cricket’s expected operating and capital expense budgets, and the relief from further payments of principal, interest or fees under outstanding indebtedness during the pendency of the Chapter 11 proceedings, Cricket anticipates that cash flows from operations, together with cash on hand available for use under the cash collateral order, will be adequate to fund its operations for at least the next 12 months. Under Cricket’s current capital expenditure budget, the Cricket companies expect to spend approximately $69 million for capital expenditures during the 12-month period beginning April 1, 2003. The substantial majority of these capital expenditures are expected to be incurred to satisfy subscriber traffic growth in existing markets. Cricket’s operating and capital expense budgets may differ from the amounts described above, and are subject to its right to continue to use cash collateral, which is conditioned upon continuing approval by the Bankruptcy Court.

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

      Further, if the Cricket companies are unable to implement a plan of reorganization or if implementation of a plan of reorganization is substantially delayed, the Cricket companies may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact Cricket’s liquidity and jeopardize the ability of the Cricket companies to continue to fund their operations. If Cricket becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under the provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured creditors would receive in such a liquidation, and it is unlikely that any unsecured creditor of Cricket would receive any recovery in a liquidation.

Certain Contractual Obligations, Commitments and Contingencies

      The three tables below summarize in a single location information at March 31, 2003 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter for each of (i) Leap and its consolidated subsidiaries, (ii) Leap and (iii) the Cricket companies.

      The following amounts reflect pre-petition obligations as of March 31, 2003. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. As a result, all payments of principal and pre-petition accrued interest due under Leap’s and Cricket’s long-term debt, including the senior secured credit facilities, are stayed during the pendency of the Chapter 11 proceedings, and ceased accruing interest as of the Petition Date. Under Chapter 11, the rights and interests of our various creditors may be substantially altered. In addition, under Chapter 11 we may assume or reject executory contracts, including lease obligations, which will affect the amount of our liabilities post-bankruptcy. Therefore, the commitments shown in the tables below do not reflect our actual cash outlays in future periods.

          Leap and its Consolidated Subsidiaries (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Vendor credit facilities(1)	$1,614,338	$1,614,338	$—	$—	$—	$—	$—
Long-term debt(2)	979,696	21,788	19,005	20,341	22,679	2,883	893,000
Operating leases	195,001	42,867	57,517	53,829	24,539	5,191	11,058
Chase earn-out(3)	41,000	—	—	—	41,000	––	—

Total	$2,830,035	$1,678,993	$76,522	$74,170	$88,218	$8,074	$904,058

(1)	Amounts shown for Cricket’s senior secured vendor credit facilities do not include $49.9 million in amounts payable to its equipment vendors for the purchase of equipment and services. At March 31, 2003, Cricket was in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities could have been accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below.

(2)	Amounts shown for Leap’s and its consolidated subsidiaries’ long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, U.S. government financing and notes payable, do not include interest other than interest capitalized under the facilities.

(3)	Our March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

          Leap (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt(1)	$902,921	$8,383	$—	$—	$—	$1,538	$893,000
Operating leases	4,615	1,314	1,791	1,510	—	—	—

Total	$907,536	$9,697	$1,791	$1,510	$—	$1,538	$893,000

(1)	Amounts shown for Leap’s long-term debt, including amounts due pursuant to Leap’s senior notes and senior discount notes, and notes payable, do not include interest other than interest capitalized under the facilities. See “— Credit Facilities and Other Financing Arrangements” below.

      The contingent earn-out obligation described in footnote 3 to the table above captioned “Leap and its Consolidated Subsidiaries” was assigned to and assumed by Cricket in 1999 and is not reflected in the Leap table above. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

          The Cricket Companies (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Vendor credit facilities(1)	$1,614,338	$1,614,338	$—	$—	$—	$—	$—
Long-term debt(2)	76,775	13,405	19,005	20,341	22,679	1,345	—
Operating leases	190,386	41,553	55,726	52,319	24,539	5,191	11,058
Chase earn-out(3)	41,000	—	—	—	41,000	—	—

Total	$1,922,499	$1,669,296	$74,731	$72,660	$88,218	$6,536	$11,058

(1)	Amounts shown for Cricket’s senior secured vendor credit facilities do not include $49.9 million in amounts payable to its equipment vendors for the purchase of equipment and services. At March 31, 2003, Cricket was in default under its vendor financing agreements and, as a result, Cricket’s outstanding debt under these credit facilities could have been accelerated. Therefore, the amounts outstanding under these credit facilities are shown as current in this table. See “— Credit Facilities and Other Financing Arrangements” below.

(2)	Amounts shown for the Cricket companies’ long-term debt, including U.S. government financing, do not include interest, other than interest capitalized under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(3)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. However, Leap was not released from its obligation to Chase Telecommunications Holdings at the time of the assignment.

Credit Facilities and Other Financing Arrangements

Units Offering

      As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, the terms of which are described below, and the obligations under those notes have been accelerated. At March 31, 2003, Leap had $225.0 million ($178.0 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $502.0 million ($426.1 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings.

      We received gross sale proceeds of $225.0 million and $325.1 million upon the sale of our senior and senior discount notes, respectively, in February 2000. Each note has a principal amount at maturity of $1,000. Each senior discount note had an initial accreted value of $486.7. At March 31, 2003, the effective interest rates on the senior notes and senior discount notes were 15.8% and 16.3% per annum, respectively. The terms and conditions of the notes are summarized in our Annual Report on Form 10-K/ A for the year ended December 31, 2002, as filed with the SEC on April 15, 2003, and amended on April 16, 2003, and are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002.

      Events of default under the notes include, among others, Leap’s failure to make payments under the notes and certain other debt when due, Leap’s failure to comply with covenants or other provisions of the indenture, an event of default occurs in respect of more than $5.0 million of other indebtedness of Leap or its subsidiaries that results in the acceleration of that indebtedness before its maturity, or bankruptcy or insolvency of Leap or some of its subsidiaries. Upon the occurrence of the event of default arising from bankruptcy of Leap, all outstanding notes became immediately due and payable. No event of default under the notes existed until Leap’s Chapter 11 filing.

           Vendor Financing

      Cricket has entered into purchase agreements and senior secured credit facilities with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities, and as a result of the bankruptcy filings, the indebtedness under these facilities has been accelerated. At March 31, 2003, Cricket had $1,614.3 million ($1,579.1 million, net of discount) outstanding under its senior secured vendor credit facilities. In addition, at March 31, 2003, the Cricket companies had $49.9 million payable to its equipment vendors for the purchase of equipment and services. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

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

      The vendor financing facilities provide that principal payments under the credit agreements were scheduled to begin in December 2002 for Lucent and are scheduled to begin in December 2003 for Nortel and Ericsson, with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal is required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the scheduled availability period. Cricket did not make the first principal payment due in December 2002 under the Lucent credit agreement, which constituted an event of default under the agreement. Borrowings under the senior secured vendor credit agreements at March 31, 2003 had a weighted-average effective interest rate of 10.1% per annum.

      Remaining fees payable by Cricket under the senior secured vendor credit agreements include origination fees totaling $49.8 million. The origination fees are currently payable to the vendors, as the availability period under all of the credit facilities ended upon termination of the commitments in September 2002. At March 31, 2003, origination fees totaling $49.8 million were accrued, of which $10.0 million had been paid through borrowings under the senior secured vendor credit facilities. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method.

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

Debt Obligations to the FCC and Note Payable

      The Cricket companies have assumed debt obligations to the FCC and a third party as part of the purchase price for wireless licenses. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. At March 31, 2003, the weighted-average effective interest rate for the Cricket companies’ debt obligations to the FCC and a third party was 9.9% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings. No event of default under the notes existed until Leap’s and Cricket’s Chapter 11 filings.

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

Operating Activities

      Cash provided by operating activities was $29.2 million during the three months ended March 31, 2003 compared to cash used in operating activities of $100.9 million in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, of $106.7 million, combined with a change in working capital of $23.4 million.

Investing Activities

      Cash used in investing activities was $0.2 million during the three months ended March 31, 2003 compared to $41.0 million in the corresponding period of the prior year. Investing activities during the three months ended March 31, 2003 consisted primarily of the sale and maturity of investments of $25.3 million, offset by the purchase of investments of $22.4 million, $1.5 million in proceeds from the sale of a wireless license and the purchase of property and equipment primarily for the improvement of the coverage and capacity of our existing networks of $4.2 million. Investing activities during the three months ended March 31, 2002 consisted primarily of the sale and maturity of investments of $100.1 million, offset by the purchase of investments of $99.4 million, the purchase of restricted cash equivalents of $21.5 million, the partial refund of our deposit for Auction 35 of $14.7 million and the purchase of property and equipment primarily for the continued build out of our networks of $35.3 million.

Financing Activities

      Cash used in financing activities during the three months ended March 31, 2003 was $4.4 million and consisted entirely of payments on our debt obligations to the FCC. Cash provided by financing activities in the corresponding period of the prior year was $19.6 million, and consisted primarily of cash proceeds from our vendor loan facilities of $25.9 million for the purchase of property and equipment and $0.3 million in proceeds from the issuance of common stock, partially offset by repayments of notes payable and long-term debt of $0.6 million and $5.9 million in debt financing costs related to the March 2002 amendments to our vendor loan facilities.

RISK FACTORS

Our Plan of Reorganization May Not Be Timely Finalized, May Not Be Confirmed By the Bankruptcy Court, and May Not Be Successfully Consummated

      Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on April 13, 2003. We continue to negotiate with our creditors and with potential investors to reach agreement on a plan of reorganization. However, there can be no assurance that such agreement will be reached. Under Chapter 11, for 120 days after the Petition Date the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. Even if the debtors file a plan of reorganization within the period of exclusivity, there can be no assurance that the proposed plan of reorganization will be confirmed by the Bankruptcy Court. Section 1129 of Chapter 11 requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the debtors were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. If the Bankruptcy Court does not confirm our plan of reorganization, we would be required to submit and seek approval of an alternative plan of reorganization. We can give no assurances that we would be successful in these efforts. If we fail to obtain confirmation of a plan of reorganization within the exclusivity period and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors may file a plan of reorganization for us.

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

Holders of Certain Claims and Interests, Including the Holders of Leap Common Stock, Warrants and Options, Will Likely Receive No Distributions Under the Plan of Reorganization

      Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not certain what effect the Chapter 11 proceedings will have on our creditors and common stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to our creditors and common stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, ultimately will be ascribed in the Chapter 11 proceedings to each of these constituencies. Under any plan of reorganization in the Chapter 11 proceedings, creditors of Leap and Cricket have stated that there will be no value flowing to Leap as a result of its ownership interest in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be no value available for distribution to the common stockholders of Leap. Because of this possibility, any investment in Leap or Cricket is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

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

We Have Incurred, and Expect to Continue to Incur, Significant Costs Associated with the Chapter 11 Proceedings

      We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, is expected to have a significant adverse effect on our results of operations. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

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

      The FCC’s grants of our C-Block and F-Block licenses are subject to conditions. Each of the conditions imposed by the FCC has been satisfied. We have a continuing obligation, during the designated entity holding period for our C-Block and F-Block licenses, to limit our debt to Qualcomm to 50% or less of our outstanding debt and to ensure that persons who are or were previously officers or directors of Qualcomm do not comprise a majority of our board of directors or a majority of our officers. If we fail to continue to meet any of the conditions imposed by the FCC or otherwise fail to maintain our qualification to own C-Block and F-Block licenses, including applicable stock ownership thresholds associated with C-Block and F-Block licenses, that failure could trigger a number of adverse consequences, including possible triggering of FCC unjust enrichment rules and the acceleration of installment payments still owed to the U.S. Treasury for some PCS licenses. In addition, we might not be able to continue to acquire additional C-Block and F-Block PCS licenses in the aftermarket. These consequences could have a material adverse effect on our business and financial condition.

      Various parties previously challenged our qualification to hold C-Block and F-Block licenses, which challenges were rejected by the FCC in 1999. We may also be affected by other pending or future FCC, legislative or judicial proceedings that generally affect the rules governing C-Block and F-Block licensees or other designated entities. For example, in the past three years, FCC rules have made it easier for large companies to acquire C-Block and F-Block licenses at auction and in the aftermarket. Effective January 1, 2003, the FCC phased out the “cap” on the amount of combined PCS, cellular and specialized mobile radio spectrum that any particular carrier may acquire in a wireless market.

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

The Creditors’ Committees and Other Parties In Interest May Not Support Our Positions in the Chapter 11 Proceedings

      The unsecured creditors’ committee to be appointed in the Chapter 11 proceedings and various other parties in interest, including creditors holding pre-petition claims, such as Leap’s bondholders and Cricket’s senior secured vendor creditors, have the right to appear and be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees and other parties in interest will support our positions in the Chapter 11 proceedings or the plan of reorganization, once proposed. Disagreements between us and these committees and other parties in interest could protract the Chapter 11 proceedings, could negatively impact our ability to operate during the pendency of the Chapter 11 proceedings and could delay our emergence from Chapter 11.

Our Ability to Raise Capital and the Liquidity of Our Stock May Be Adversely Affected by the Fact That Our Shares are Not Listed on the NASDAQ National Market System or Any Other Major Exchange

      The fact that our shares are not listed on the NASDAQ National Market System or any other major exchange could reduce the liquidity of our common stock and make it more difficult for a stockholder to obtain accurate quotations as to the market price of our common stock. Reduced liquidity of our common stock also may reduce our ability to access the capital markets in the future. In addition, under any plan of reorganization in the Chapter 11 proceedings, it is likely that our existing equity securities will be cancelled and that new equity securities of Leap will be issued upon our emergence from Chapter 11. There can be no assurance that Leap will continue to be a publicly-held company that after emerging from Chapter 11, or that any new equity securities of Leap issued under the plan of reorganization will be listed on the NASDAQ National Market System or any other major exchange.

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

We Have Experienced Net Losses Since Inception, We Anticipate Significant Losses for the Next Several Years, and We May Be Unable to Become Profitable

      Leap and its subsidiaries experienced net losses of $133.5 million for the three months ended March 31, 2003, $664.8 million in the year ended December 31, 2002, $483.3 million in the year ended December 31,

2001, $0.2 million in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of a reorganized Leap or Cricket.

Leap’s Stock Price Has Declined Significantly Since the Beginning of 2002, Remains Volatile and May Continue to Decline

      The market price of Leap common stock has declined significantly since the beginning of 2002 and may continue to decline in the future. The last sale price of Leap’s common stock on the OTC Bulletin Board on May 9, 2003, was $0.06 per share, down from the closing price of $21.31 on January 2, 2002, the first trading day of the prior year, as reported by the NASDAQ National Market. Leap’s stock price may continue to decline in the future as a result of the Chapter 11 filing, implementation of a plan of reorganization, sustained resales of Leap common stock by MCG and other stockholders and other factors related to the business and financial condition of Leap specifically and related to the unsettled nature of the wireless telecommunications market generally.

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

Our Issuance of 21,020,431 Shares to MCG PCS, Inc. Substantially Increased Our Shares of Common Stock Outstanding, and Sustained Resales of These Shares Will Lead to a Decrease in the Market Price of Our Common Stock

      As a result of Leap’s issuance of 21,020,431 shares to MCG PCS, Inc. in August 2002, there has been a substantial increase in the number of outstanding shares of Leap common stock. MCG now holds approximately 36% of Leap’s outstanding common stock, and approximately 28% of Leap common shares on a fully diluted basis. Should MCG undertake sustained resales of shares of Leap common stock further decreases in the market price of Leap common stock could occur.

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

Our Business Strategy Is Subject to Executions Risks, and We May Not Attract the Number of Customers Necessary to Be Successful In the Long Term

      Our business strategy is to offer consumers a service, marketed under the brand “Cricket” that allows them to make virtually unlimited calls within a local area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. This strategy is a relatively new approach to marketing wireless services. While it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area.

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

If Our Strategies to Reduce and Control Customer and Dealer Fraud Are Not Successful, It Could Have a Material Adverse Impact On Our Business

      During the first quarter of 2002, we experienced a significant increase in the occurrence of credit card, subscription and dealer fraud over that experienced in the preceding year. The increase in fraud impacted our business primarily by reducing revenue, reducing calculated average revenue per user and increasing handset subsidy costs, which caused our costs per gross addition to be higher than it otherwise would have been. Beginning in the second quarter of 2002, we instituted strategies to manage the impacts of fraud on our business. We instituted more timely and targeted dealer performance and inventory monitoring systems that provide us with near real-time reporting of dealer performance metrics, including the rates of churn and first bill non-payments by individual stores. We also eliminated some of our indirect distribution locations. In addition we have enacted various customer and credit card validation procedures as well as policies to require cash payment from any customer identified as using fraudulent credit card information. Fraud has been an issue in the wireless industry nearly since its inception and customers continue to devise ways to defraud. We have strategies to detect and deal with these new efforts to defraud us and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if these strategies are not successful in detecting and controlling fraud in the future, it could have a material adverse impact on our financial condition and results of operations.

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

We May Experience Difficulties In Maintaining or Expanding Our Networks Due to Our Reliance on Third Parties to Provide Necessary Services and Our Reliance On Governmental Bodies to Provide Permits and Approvals

      We depend heavily on suppliers and contractors to successfully complete our construction projects necessary to maintain and expand our networks. We may experience quality deficiencies, cost overruns and delays on these construction projects, including deficiencies, overruns and delays not within our control or the control of our contractors. We also will depend on third parties not under our control or the control of our contractors to provide backhaul and interconnection facilities on a timely basis. In addition, the construction or expansion of telecommunications networks requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. There are pressures to limit growth and tower and other construction in many of our markets. Failure to receive these approvals in a timely fashion can delay and raise the costs of construction projects. Our failure to obtain third party services or permits and approvals on a timely basis could increase our costs, reduce our revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

If Call Volume Under Our Cricket Flat Price Plans Exceeds the Capacity of Our Wireless Networks, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Affect On Our Competitive Position

      Our Cricket strategy is to offer consumers wireless service that allows them to make virtually unlimited calls within a local area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. Our current plans assume, and our experience has shown, that our Cricket customers use their phones approximately 1,200 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our networks cannot handle the call volumes they experience, our competitive position and business prospects could be materially adversely affected.

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

Declines in the Fair Value of Our Wireless Licenses Below Their Carrying Value Could Ultimately Result in an Impairment Charge

      Statement of Financial Accounting Standard No. 142 requires wireless licenses classified as indefinite-lived intangible assets to be tested for impairment annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. When performing an impairment test, if the fair value of the asset is less than its carrying value, an impairment loss is recognized. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Based on the current difficulties being experienced within the telecommunications and wireless industries, wireless license prices in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future. The outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our wireless licenses as a result of fresh start accounting. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our wireless licenses on our balance sheet.

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

Our Issuance of Shares to MCG PCS, Inc. Qualifies, and Implementation of Our Plan of Reorganization is Likely to Qualify, as a Change in Our Ownership under Internal Revenue Code Section 382 and Limits Our Ability to Use Our Net Operating Loss and Credit Carryforwards

      Our issuance of 21,020,431 shares to MCG PCS, Inc. in August 2002 caused a “change in ownership” under Internal Revenue Code Section 382. Accordingly, there will be a significant annual limitation on our ability to use our net operating loss and credit carryforwards. There is also likely to be a change in our ownership as defined under Internal Revenue Code Section 382 in connection with our Chapter 11 filing, which may result in a further limitation on our ability to use our net operating loss and credit carryforwards. If there is a significant elimination or reduction of our outstanding indebtedness as a result of the Chapter 11 filing, we will realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and credit carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of our net operating loss and credit carryforwards, we may be required to reduce other tax attributes (e.g., tax basis in our assets) by the amount of such excess. The Chapter 11 filing may result in the merger of certain subsidiaries and the transfer of assets among subsidiaries. If these mergers and transfers cannot be structured in a tax-efficient manner, we may owe significant income taxes as a result.

If MCG PCS, Inc. Acquires One Additional Share of Our Common Stock, That Acquisition Would Trigger a Distribution of the Rights Under Our Stockholder Rights Plan

      Leap has a rights plan that could discourage, delay or prevent an acquisition of Leap under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of Leap common stock, which will cause substantial dilution to a person or group acquiring 15% or more of Leap’s stock if the acquisition is not approved by Leap’s Board of Directors. Because the issuance of shares to MCG PCS, Inc. pursuant to the arbitration award would have otherwise triggered the rights plan, Leap amended the rights plan to provide that ownership of our common stock in excess of the 15% threshold by MCG, together with all of its affiliates and associates existing on August 29, 2002, solely as a result of the number of shares they beneficially owned on August 29, 2002, plus the shares issued to MCG in connection with the arbitration award, will not trigger the rights plan, unless and until MCG, together with all of its affiliates and associates, acquires one or more additional shares of our common stock. If MCG acquires one additional share of our common stock other than those shares excluded under the rights plan, its ownership in our common stock would be significantly diluted. Therefore, Leap’s rights plan may have the effect of preventing MCG from acquiring shares of our common stock. For a description of the rights plan, see the section entitled “Stockholder Rights Plan” in Note 8 to the consolidated financial statements included in Item 8 of Leap’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

We May Not Satisfy the Buildout Deadlines and Geographic Coverage Requirements Applicable to Our Wireless Licenses, Which May Result in the Revocation of Some of Our Wireless Licenses or the Imposition of Fines and/or Other Sanctions

      Each of our wireless licenses is subject to an FCC mandate that we construct PCS networks that provide adequate service to specified percentages of the population in the areas covered by that wireless license, or make a showing of substantial service in that area, within five and/or ten years after the wireless license grant date. For 30 MHz C-Block licenses, this initial requirement is met when adequate service is offered to at least one-third of the population of the licensed service area. For 15 MHz and 10 MHz C-Block licenses and 10 MHz F-Block licenses, the initial requirement is met when adequate service is provided to at least one-quarter of the population in the licensed service area. Some of our wireless licenses have initial buildout deadlines in 2004. We have met the buildout requirements in all markets where we currently offer Cricket service. However we have not satisfied the minimum buildout requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties, and we currently do not have the financial resources to complete such buildouts. Those markets with initial buildout deadlines in 2004 that we have not yet satisfied are identified in the table under the heading “Business — Cricket Business Operations — Wireless Licenses” included in Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. We intend to either raise additional resources to fund the buildouts or sell or otherwise transfer the material wireless licenses for which we have not yet met the buildout requirement before the deadline. However, we cannot assure you that we will be able to raise the resources or sell or transfer the wireless licenses before the deadline. Failure to comply with the FCC’s buildout requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the buildout requirements for the wireless licenses that expire in the near future. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. The Company’s variable rate long-term debt ceased accruing interest as of the Petition Date as a result of the Company’s Chapter 11 filing. Payments of principal and interest due under the variable rate long-term debt are generally stayed during the pendency of the Chapter 11 proceedings.

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

      During the latter part of 2002, we adopted new pricing and payment plans that require us to recognize revenue for different classes of customers at different points in time. We are in the process of implementing changes to our information systems to allow us to systematically recognize revenue in accordance with the provisions of the new plans. As a result of reviewing the impact of the new pricing and payment plans and related customer activity, the Company has recently discovered and corrected computer programming errors in the software that classified customers as reactivating a prior service rather than activating a new service.

      Management believes that these matters have not had a material impact on the Company’s condensed consolidated financial statements through March 31, 2003.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

      On April 13, 2003 (the “Petition Date”), Leap, Cricket Communications Inc. and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11. The Chapter 11 cases are discussed in greater detail in Part I of this report and in Leap’s Annual Report on Form 10-K/ A for the year ended December 31, 2002.

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap Wireless International, Inc., Harvey P. White, Leap’s Chairman and Chief Executive Officer, Susan G. Swenson, Leap’s President, Chief Operating Officer and director and Manford Leonard, Leap’s Vice President and Controller, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap common stock from February 11, 2002 through July 24, 2002, referred to in this report as the Class Period. The nine lawsuits are captioned: (1) Solomon Schechter v. Leap, White, Swenson and Leonard, Case No. 02-CV-02385-J (JAH); (2) James Threkeld v. Leap, White, Swenson and Leonard, Case No. 2455-J (POR); (3) Jack Hearn v. Leap, White, Swenson and Leonard, Case No. 02-CV-2515-BTM (LSP); (4) Jonathan Crowell, Trustee of the Cornelia I. Crowell Trust v. Leap, White, Swenson, Leonard and Barad, Case No. 02-CV-2514-JM (LAB); (5) Bridget Gillen v. Leap, White, Swenson and Leonard, Case No. 02-CV-2545-J (JFS); (6) Andrew Bennet v. Leap, White, Swenson and Leonard, Case No. 02-CV-2563-IEG (JFS); (7) Reginald J. Hudson v. Leap, White, Swenson and Leonard, Case No. 03-CV-0072-K (JAH); (8) Cyril Marsden v. Leap, White, Swenson and Leonard, Case No. 03-CV-0158-H (JAH); and (9) Gary Kissinger v. Leap, White, Swenson and Leonard, Case No. 03-CV-0257-JM (RBB). These lawsuits are virtually identical and each alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its financial statements. The actions seek an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the Court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated under the caption In re Leap Wireless International, Inc. Securities Litigation, Case No. 02-CV-2388J (AJB). No class has yet been certified in these actions. Leap believes that it has strong defenses to the claims raised by these lawsuits. The automatic stay of the bankruptcy code stays the claim against Leap unless the plaintiffs obtain a court order to proceed against the company. However, plaintiffs may continue to pursue the individual defendants and may raise additional claims. If Leap and/or the individual defendants do not prevail on the existing or future claims, the amounts involved could result in one or more material claims in against Leap in the Chapter 11 proceeding.

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap debt securities on February 23, 2000, and nominally against Leap, in the Supreme Court of the State of New York, Case No. 03600591. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the plaintiff lacked a right to bring the claim and that the claim is without merit. In addition, we believe that upon the filing of the Chapter 11, plaintiff’s claim became an asset of Leap as debtor in possession. Leap intends to defend the case vigorously.

      Leap also refers readers of this report to those legal proceedings described in its Annual Report on Form 10-K/ A for the year ended December 31, 2002 under Item 3.

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

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      (a) As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, and the obligations under those notes have been accelerated. As of the date of this report, Leap had $225.0 million ($178.0 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $502.0 million ($426.1 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Leap’s wholly owned subsidiary, Cricket Communications, Inc., has entered into purchase agreements and senior secured credit facilities with each of Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Credit AB for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities has been accelerated. As of the date of filing this report, Cricket is in default under the senior secured vendor credit facilities in the aggregate amounts of $1,614.3 million in principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.6.3(1)	Limited Waiver, dated as of February 20, 2003, among the Registrant, Cricket Communications Holdings, Inc., Telephone Entertainment Network, Inc., Backwire.com, Inc. and U.S. Bank National Association (successor to State Street Bank and Trust Company).
10.13.1(1)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.32(1)	Form of Retention Bonus and Severance Benefits Agreement.
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated April 13, 2003, filed with the SEC on April 14, 2003. Item 3 reported, relating to Leap and substantially all of its subsidiaries having filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California.

(2) Current Report on Form 8-K, dated April 15, 2003, filed with the SEC on April 21, 2003. Items 7 and 12 reported, pursuant to which Leap furnished to the SEC a press release it issued regarding its results of operations for the fourth quarter and year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: May 15, 2003	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2003	By: /s/ STEWART D. HUTCHESON Stewart D. Hutcheson Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Harvey P. White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leap Wireless International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	By: /s/ HARVEY P. WHITE Harvey P. White Chief Executive Officer

I, Stewart D. Hutcheson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leap Wireless International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	By: /s/ STEWART D. HUTCHESON Stewart D. Hutcheson Chief Financial Officer