Form 10-Q
period 2003-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2003-09-23
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     The number of shares of registrant’s common stock outstanding on September 17, 2003 was 58,704,192.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2003

		Page

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 2.	Changes in Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits and Reports on Form 8-K

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$174,792	$100,860
Short-term investments	81,160	80,205
Restricted cash equivalents and short-term investments	12,166	25,922
Inventories	15,879	30,403
Other current assets	37,545	28,504

Total current assets	321,542	265,894
Property and equipment, net	954,064	1,106,856
Wireless licenses, net	558,323	729,200
Other assets	62,156	61,752

Total assets	$1,896,085	$2,163,702

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$58,205	$85,358
Amounts payable to equipment vendors	—	55,077
Debt in default	73,157	2,209,984
Other current liabilities	35,669	59,895

Total current liabilities not subject to compromise	167,031	2,410,314
Other long-term liabilities	51,612	50,174

Total liabilities not subject to compromise	218,643	2,460,488
Liabilities subject to compromise (Note 5)	2,351,285	—
Commitments and contingencies (Notes 2 and 7)
Stockholders’ deficit:
Preferred stock—authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.0001 par value, 58,704,192 shares issued and outstanding at June 30, 2003 and December 31, 2002	6	6
Additional paid-in capital	1,155,733	1,156,379
Unearned stock-based compensation	(225)	(986)
Accumulated deficit	(1,828,251)	(1,450,994)
Accumulated other comprehensive loss	(1,106)	(1,191)

Total stockholders’ deficit	(673,843)	(296,786)

Total liabilities and stockholders’ deficit	$1,896,085	$2,163,702

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Service revenues	$162,415	$144,390	$323,063	$272,410
Equipment revenues	23,229	6,752	46,428	18,913

Total revenues	185,644	151,142	369,491	291,323

Operating expenses:
Cost of service (exclusive of items presented separately below)	(53,321)	(43,512)	(106,069)	(85,403)
Cost of equipment	(41,366)	(60,163)	(83,806)	(144,174)
Selling and marketing	(22,478)	(32,758)	(43,743)	(62,917)
General and administrative	(40,569)	(46,714)	(87,983)	(96,708)
Depreciation and amortization	(74,537)	(68,975)	(151,152)	(130,863)
Impairment of indefinite-lived intangible assets (Note 3)	(171,140)	—	(171,140)	—
Disposal of long-lived assets and related charges (Note 3)	(9,913)	—	(18,638)	—

Total operating expenses	(413,324)	(252,122)	(662,531)	(520,065)
Gains on sales of wireless licenses	—	—	1,472	364

Operating loss	(227,680)	(100,980)	(291,568)	(228,378)
Interest income	771	1,661	1,465	3,421
Interest expense (contractual interest was $61.8 million and $122.7 million for the three and six months ended June 30, 2003, respectively)	(11,804)	(57,240)	(79,951)	(110,149)
Other income (expense), net	100	8	(168)	100

Loss before reorganization items and income taxes	(238,613)	(156,551)	(370,222)	(335,006)
Reorganization items (Note 3)	(3,054)	—	(3,054)	—

Loss before income taxes	(241,667)	(156,551)	(373,276)	(335,006)
Income taxes	(2,052)	(2,039)	(3,981)	(20,231)

Net loss	$(243,719)	$(158,590)	$(377,257)	$(355,237)

Other comprehensive loss:
Unrealized holding gains (losses) on investments, net	211	(239)	85	(991)

Comprehensive loss	$(243,508)	$(158,829)	$(377,172)	$(356,228)

Basic and diluted net loss per common share	$(4.16)	$(4.23)	$(6.44)	$(9.54)

Shares used in per share calculations:
Basic and diluted	58,595	37,451	58,595	37,226

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net cash provided by (used in) operating activities	$85,046	$(122,346)

Net cash used for reorganization items	(1,834)	—

Investing activities:
Purchase of property and equipment	(18,955)	(80,035)
Refund of deposits for wireless licenses	—	74,230
Net proceeds from sales of wireless licenses	1,472	380
Purchase of investments	(56,229)	(195,696)
Sale and maturity of investments	54,991	140,586
Restricted cash equivalents and investments, net	13,756	2,976

Net cash used in investing activities	(4,965)	(57,559)

Financing activities:
Proceeds from long-term debt	—	34,902
Repayment of long-term debt	(4,365)	(19,102)
Issuance of common stock	50	440
Payment of debt financing costs	—	(5,949)

Net cash provided by (used in) financing activities	(4,315)	10,291

Net increase (decrease) in cash and cash equivalents	73,932	(169,614)
Cash and cash equivalents at beginning of period	100,860	242,979

Cash and cash equivalents at end of period	$174,792	$73,365

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Nature of Business

     Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in the Cricket business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket companies.” The Company has launched wireless service in 40 markets, although the Company has announced that it intends to discontinue service in its Hickory, North Carolina market as of September 30, 2003 (Note 8).

Note 2. Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”) (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). These entities comprise substantially all of the operations of the Company. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

     The Company’s Chapter 11 filings raise substantial doubt about its ability to continue as a going concern.

Plan of Reorganization Procedures

     As provided by Chapter 11, for 120 days after the Petition Date, the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. On August 4, 2003, the debtors filed a motion with the Bankruptcy Court seeking to extend the period during which the debtors have the exclusive right to propose and file a plan of reorganization to December 9, 2003 and to extend the period within which to solicit acceptance of the Plan (defined below) to February 9, 2004. The Bankruptcy Court has scheduled a hearing for September 25, 2003 to consider such motions. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the debtors fail to obtain an extension of the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may then file a proposed plan of reorganization for the debtors.

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

     On July 30, 2003, the debtors filed their Fifth Amended Joint Plan of Reorganization (the “Plan”) and the accompanying disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan was the product of vigorous negotiations between the Company, the informal committee of Cricket’s senior secured vendor debtholders (the “Cricket Informal Creditors’ Committee”), the Official Unsecured Creditors Committee at Leap (the “Leap Official Creditors’ Committee”) and an informal committee of Leap’s noteholders (prior to the formation of the Leap Official Creditors’ Committee). Each of the Cricket Informal Creditors’ Committee and the Leap Official Creditors’ Committee has recommended to the creditors it represents that they vote in favor of approval of the Plan. On July 31, 2003, after notice and prior hearings, the Bankruptcy Court approved the Disclosure Statement, and the debtors then mailed the Plan and accompanying Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan. The deadline to vote on the Plan was September 8, 2003. Based on a tabulation of votes received, the Company believes it has received sufficient affirmative votes from creditors to confirm the Plan, subject to approval of the Bankruptcy Court after the upcoming confirmation hearing. The Bankruptcy Court has scheduled the confirmation hearing for the Plan to commence the week of September 29, 2003. MCG has objected to the confirmation hearings proceeding as scheduled, and the Bankruptcy Court has scheduled a hearing to consider those objections on September 25, 2003. There can be no assurance that the confirmation hearings will be conducted on the current schedule, that the Plan will be confirmed by the Bankruptcy Court, or that such Plan will be consummated.

     Under the Plan, Cricket’s senior secured vendor debtholders will receive on the effective date of the Plan, on a pro rata basis, (1) senior secured notes with a face value of $350 million issued by reorganized Cricket, and (2) newly-issued shares of reorganized Leap common stock constituting 96.5% of the issued and outstanding equity of reorganized Leap as of the effective date of the Plan.

     Under the Plan, on or about 11 days after the confirmation date of the Plan, (1) holders of allowed general unsecured claims against Leap (including the unsecured claims of holders of Leap’s senior notes and senior discount notes) will receive on a pro rata basis, beneficial interests in a creditor trust (the “Leap Creditor Trust”) and will grant and receive certain releases to and from other creditors and (2) the Leap Creditor Trust will receive Leap’s unsecured cash, cash equivalents and short-term investments and interest thereon (which aggregated approximately $84.9 million as of June 30, 2003), less a reserve for administrative and priority claims and disputed claims against Leap, for distribution to the holders of allowed Leap general unsecured claims. In addition, on the effective date of the Plan, the Leap Creditor Trust will receive (1) newly issued shares of reorganized Leap common stock constituting 3.5% of the issued and outstanding equity of reorganized Leap as of the effective date of the Plan, for distribution to the holders of allowed Leap general unsecured claims, on a pro rata basis, and (2) other assets not used in the Cricket business (including a note receivable of $35.0 million that is currently in dispute (Note 7), nine wireless licenses, Leap’s equity interest in IAT Communications, Inc., certain causes of action and avoidance actions, certain tax refunds, and reimbursement of cash deposits previously made by Leap for contracts that will be assumed by reorganized Leap in connection with the bankruptcy proceedings) to be liquidated and the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. Holders of secured claims with respect to Leap’s senior notes also will receive, on a pro rata basis, approximately $200,000 in cash previously pledged to secure payments of interest to the senior noteholders. On May 7, 2003, approximately $14.1 million of restricted cash that secured Leap’s obligations under its senior notes was distributed to the holders of Leap’s senior notes, as permitted by an order of the Bankruptcy Court.

     Under the Plan, the outstanding shares of Leap common stock, warrants and options will be cancelled and the holders of such interests will not receive any distributions under the Plan.

     Under the Plan, the holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan.

     The Plan contains other customary terms and conditions, and will require approval by the Federal Communications Commission (“FCC”) for the transfer of wireless licenses associated with the change of control that will occur upon the Company’s emergence from bankruptcy.

     The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court, including the Plan and the accompanying Disclosure Statement, which were filed as Exhibits 2.1 and 2.2, respectively, to Leap’s Current Report on Form 8-K dated July 30, 2003. The Disclosure Statement includes detailed information about the Plan. Nothing contained in this Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan, which can only occur based on the official disclosure statement package that, as described above, was mailed to those creditors entitled to vote on the Plan on or about August 7, 2003.

First Day Motions and Other Chapter 11 Matters

     Since the filing of the bankruptcy petitions, the Bankruptcy Court has granted various debtor motions for relief designed to permit the debtors to continue their operations and business relationships with customers, vendors, employees and others and has entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations and enter into certain executive severance agreements during the pendency of the Chapter 11 proceedings. In addition, the Bankruptcy Court has granted Cricket’s motion for an interim order authorizing the use of its cash collateral pursuant to a budget approved by the Cricket Informal Creditors’ Committee and its financial advisor. From time to time, the debtors have brought additional motions before the Bankruptcy Court for the approval of various matters as required by Chapter 11.

     Although the debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. The Leap Official Creditors’ Committee has been appointed by the United States Trustee. The Leap Official Creditors’ Committee and various other parties in interest, including creditors holding pre-petition claims, such as the Cricket Informal Creditors’ Committee, have the right to appear and be heard on all matters that come before the Bankruptcy Court. In response to a motion by Gabelli Asset Management, Inc. and MCG PCS, Inc. (“MCG”) for the appointment of an equity security holders committee, the Bankruptcy Court issued a memorandum opinion dated June 16, 2003, declining to appoint an official equity committee. MCG has objected to the Plan and a number of other important positions taken by the debtors in connection with their Chapter 11 proceedings. The Company expects that MCG will continue to object to positions taken by the debtors in the bankruptcy proceedings.

     Shortly after the Petition Date, the debtors began notifying all known or potential creditors of the Chapter 11 filings. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations of the debtors. Under Section 362 of Chapter 11, most pending pre-petition claims and litigation against the debtors were stayed automatically and, absent further order of the Bankruptcy Court, no party may take any action to recover such pre-petition claims, enforce any pre-petition lien against or obtain possession of any property from the debtors. In addition, pursuant to Section 365 of Chapter 11, the debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. Unless otherwise agreed, the assumption of an executory contract or lease generally will require the debtors to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Under the Plan, any such cure amounts shall be the responsibility of reorganized Cricket. The Company has filed lists of executory contracts and unexpired leases it intends to accept and reject with the Bankruptcy Court, although these lists are subject to amendment. The Company expects that liabilities subject to the proceedings will arise in the future as a result of the rejection of executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

     Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. For example, under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. Although the ultimate recovery to our creditors and common stockholders, if any, will not be determined until the confirmation and effectiveness of a plan of reorganization, under the Plan, the outstanding shares of Leap common stock, warrants and options will be cancelled, and the holders of such interests will not receive any distributions.

     Under any plan of reorganization in the Chapter 11 proceedings, management of Leap expects that there will be no value flowing to Leap as a result of its ownership interest in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be no value available for distribution to the common stockholders of Leap. Similarly, management expects that the holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. As a result, any investment in Leap or Cricket is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

     The Company currently expects that the Chapter 11 proceedings will not affect its ability to provide uninterrupted service to its customers. However, the Company believes that the Chapter 11 proceedings have negatively impacted its ability to attract and retain customers. The rights of the Company’s creditors and equity security holders will be determined through the Chapter 11 proceedings. However, the Company cannot provide any assurances as to the effect of the Chapter 11 proceedings on its business, creditors or equity security holders. The Company’s future results are dependent upon, among other things, the Company confirming and implementing a plan of reorganization with the Bankruptcy Court.

Liquidity

     As a result of the existing events of default under Cricket’s senior secured vendor credit facilities with Lucent Technologies, Inc. (“Lucent”), Nortel Networks, Inc. (“Nortel”), and Ericsson Credit AB and an affiliate (“Ericsson”), the credit facility lenders terminated their commitments under those agreements and the indebtedness under these facilities was accelerated by their terms. In addition, as a result of such defaults, the lenders under the facilities have the right to foreclose on the assets that have been pledged to secure these outstanding loans (with any such foreclosure now subject to the approval of the Bankruptcy Court). To date, the senior secured vendor debtholders have not exercised any material creditor remedies under the senior secured vendor credit facilities other than the termination of their commitments and the automatic acceleration of their debt. Because of the existing defaults under the senior secured vendor credit facilities and because Cricket is currently unable to fully repay the amounts outstanding under such facilities, and has been unable to raise new funds which would enable it to repay such amounts, the stock of the Cricket companies has no value to Leap. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements with Lucent, Nortel and Ericsson generally are stayed during the pendency of the Chapter 11 proceedings.

     There can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to the Cricket companies, if at all, or that customers will continue to do business with the Cricket companies. Generally, since the Chapter 11 filings, the Cricket companies have successfully continued to purchase goods and services from their vendors, although a number of vendors have shortened net payment terms, reduced the Cricket companies’ credit limits, or required the Cricket companies to pay for goods and services in advance. In addition, Lucent, a supplier of network products and services to the Cricket companies, declined to sell new products and services to the Cricket companies while the Cricket companies and Lucent negotiated the terms under which the Cricket companies will assume their contract with Lucent. Lucent has resumed selling services and supplies to the Cricket companies on a limited basis.

     If Cricket becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured vendor debtholders would receive in such a liquidation, and it is unlikely that any unsecured creditor of Cricket would receive any recovery in a liquidation.

     In August 2002, Leap issued 21,020,431 shares of common stock to MCG pursuant to a binding arbitration award. The Company’s issuance of these shares caused a change in the Company’s ownership as defined under Internal Revenue Code Section 382. Accordingly, the Company’s ability to utilize its net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan, there will also be an additional change in the Company’s ownership in connection with its emergence from bankruptcy, which may further limit its ability to utilize its net operating loss and capital loss carryforwards. The Plan contemplates a significant reduction of the Company’s outstanding indebtedness and, as a result, the Company expects to realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and capital loss carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of the Company’s net operating loss and capital loss carryforwards, the Company may be required to reduce other tax attributes (e.g., tax basis in its assets) by the amount of such excess. The Plan further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will not result in significant income tax to the Company; however, if any changes to the Plan or additional mergers and transfers cannot be structured in a tax-efficient manner, the Company may owe significant income taxes as a result.

Note 3. Basis of Presentation

Interim Financial Statements

     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 15, 2003, and amended on April 16, 2003. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation. These adjustments are of a normal and recurring nature except for those adjustments described in this Note. The interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The

Company has continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis while in bankruptcy because Leap and each of its subsidiaries that has filed for bankruptcy continues to manage its properties and operate its business as a debtor-in-possession; management expects, and the Plan contemplates, that Leap will remain the ultimate parent of each of its subsidiaries (subject to any merger among subsidiaries); and, except for assets to be transferred to the Leap Creditor Trust, management expects that Leap and its subsidiaries will retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.

Accounting Under Chapter 11

     As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for pre-petition debt that is subject to compromise, which include its senior notes, senior discount notes, vendor financing agreements, note payable and Qualcomm Incorporated term loan.

     The Company expects that, upon the effective date of a plan of reorganization, it will implement fresh start reporting under the provisions of SOP 90-7, because the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis. Under fresh start reporting:

•	the Company’s reorganization value will be allocated to the fair value of its assets and any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets will be reported as an intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets”;

•	the Company’s liabilities will be stated at present values of amounts to be paid;

•	the Company’s accumulated deficit will be eliminated; and

•	the Company’s new equity will be issued according to the plan of reorganization.

     The Company anticipates that the implementation of fresh start reporting will have a material effect on its financial statements. As a result, the Company’s financial statements published for periods following the effective date of the plan of reorganization will not be comparable with those published before such plan is effective.

Reorganization Items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filings and are presented separately in the condensed consolidated statements of operations. For the three months ended June 30, 2003, reorganization items consisted of professional fees for legal, financial, advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process and related expenses, offset by the reversal of certain pre-petition liabilities related to contracts rejected in bankruptcy.

Revenues and Cost of Revenues

     For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis and for customers acquired prior to October 2002, are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, new customers pay for their service in arrears. The Company recognizes service revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. The Company also charges customers for service plan changes, activation fees and other service fees, and requires new customers of its Cricket Talk service plan to maintain active service for 12 months or be subject to an early termination fee. Revenues from activation and service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and early termination fees and other service fees are recognized when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

Property and Equipment

     Property and equipment are recorded at cost. Additions and improvements, including labor costs, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. The estimated useful lives are five to seven years for network infrastructure assets, three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

     The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $0 and $1.3 million of interest to property and equipment during the six months ended June 30, 2003 and 2002, respectively.

     During the three and six months ended June 30, 2003, the Company recorded charges of $8.0 million and $15.3 million, respectively, related to the disposal of certain network assets and capitalized costs associated with cell sites that the Company no longer expects to use in its business.

Wireless Licenses

     Wireless licenses are recorded at cost. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its wireless license costs. Wireless licenses to be disposed of by sale are carried at the lower of carrying value and fair value less costs to sell. At June 30, 2003 and December 31, 2002, wireless licenses to be disposed of by sale were not significant.

Impairment of Long-lived Assets

     The Company assesses potential impairments to its long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

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

     In connection with the confirmation hearing scheduled with respect to the Plan, the Company hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses such as those held by the Company to provide management with a current estimate of the fair value of the Company’s wireless licenses and to testify as an expert witness in the Company’s bankruptcy proceedings. In connection with the Company’s receipt from this expert of a current valuation of the Company’s wireless licenses, management determined that it was appropriate to assess the potential impairment of the Company’s wireless licenses as of June 30, 2003, in accordance with SFAS No. 142.

     In developing its valuation, the firm engaged by the Company utilized a market-based approach. The firm considered current market conditions, including information on recently announced wireless license sale transactions, the strategic significance of the Company’s wireless licenses to potential acquirers, the size of the markets covered by the Company’s wireless licenses, the amount of spectrum included in each wireless license and the availability of spectrum from other sellers in the markets covered by such wireless licenses.

     Based upon its review of the information available to it, including the valuation report referenced above, the Company concluded that the carrying value of its wireless licenses was greater than their fair value at June 30, 2003. As a result, the Company recorded an impairment charge of $171.1 million during the three months ended June 30, 2003, to reduce the carrying value of its wireless licenses.

     The Company previously adopted Emerging Issues Task Force (“EITF”) Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that the Company’s wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

     The carrying value of the Company’s wireless licenses is likely to be reduced further in the future when the Company implements the fresh start reporting provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of the Company’s wireless licenses than the approach required by the impairment analysis under SFAS No. 142. See the “Accounting Under Chapter 11” heading of this Note.

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

Recent Accounting Requirements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company estimated its expected costs with respect to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which the Company’s network assets are located, based on historical experience of such costs incurred by the Company. The estimated liability and related costs were not significant to the Company’s consolidated financial position or its results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or its results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 on January 1, 2003. During the three and six months ended June 30, 2003, the Company recognized $1.9 million and $3.3 million, respectively, in expense for accrued costs related to certain leases that the Company has ceased using before the contractual termination date.

     In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The Company adopted Issue No. EITF 00-21 as of July 1, 2003. The adoption of Issue No. EITF 00-21 did not have a material effect on the Company’s consolidated financial position or its results of operations.

Stock-based Compensation

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. The Company recorded unearned stock-based compensation primarily related to its June 2000 acquisition of the remaining 5.11% of Cricket Communications Holdings that it did not already own. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” on a prospective basis commencing on January 1, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or its results of operations.

     The following table shows the effects on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(243,719)	$(158,590)	$(377,257)	$(355,237)
Add back net amortization of stock-based compensation included in net loss	(378)	(202)	(164)	444
Less net pro forma compensation expense	(1,334)	4,002	(5,264)	(7,050)

Pro forma net loss	$(245,431)	$(154,790)	$(382,685)	$(361,843)

Basic and diluted net loss per common share:
As reported	$(4.16)	$(4.23)	$(6.44)	$(9.54)

Pro forma	$(4.19)	$(4.13)	$(6.53)	$(9.72)

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2003	2002

	(Unaudited)
Property and equipment, net:
Network infrastructure and leasehold improvements	$1,379,911	$1,359,803
Computer equipment and other	87,885	83,780
Construction in process	32,219	61,329

	1,500,015	1,504,912
Accumulated depreciation	(545,951)	(398,056)

	$954,064	$1,106,856

Accounts payable and accrued liabilities not subject to compromise:
Trade accounts payable	$17,774	$32,870
Accrued payroll and related benefits	8,002	8,851
Other accrued liabilities	32,429	43,637

	$58,205	$85,358

Other current liabilities not subject to compromise:
Accrued taxes	$330	$23,219
Deferred revenue	28,714	25,600
Interest payable	1,103	5,632
Other	5,522	5,444

	$35,669	$59,895

Supplementary Cash Flow Information (unaudited) (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Supplementary disclosure of cash flow information:
Cash paid for interest	$15,945	$18,808
Long-term financing to purchase equipment	—	157,621

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information:

     Basic and diluted net loss per common share were the same for the three and six months ended June 30, 2003 and 2002. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Employee stock options	7,463	9,331	7,463	9,331
Senior and senior discount unit warrants	2,830	2,830	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375	3,375	3,375
Warrant issued to Chase Telecommunications Holdings, Inc	95	95	95	95

Note 5. Liabilities Subject to Compromise

     Liabilities subject to compromise refer to the liabilities of the Company incurred prior to the Petition Date that are with unrelated parties and, for the intercompany amounts presented in the guarantor subsidiary financial statements included in Note 9, related parties. The majority of the Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to the liabilities subject to compromise may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan, or other events.

     The following table summarizes the components of liabilities subject to compromise in our unaudited condensed consolidated balance sheet as of June 30, 2003 (unaudited) (in thousands):

June 30,
2003

Accounts payable and accrued liabilities	$54,356
Amounts payable to equipment vendors	58,029
Debt in default subject to compromise	2,200,035
Other current liabilities	34,560
Other long-term liabilities	4,305

Total liabilities subject to compromise	$2,351,285

     Debt in default subject to compromise is summarized as follows (unaudited) (in thousands):

June 30,
2003

12.5% senior notes, net of unamortized discount of $46.8 million	$178,190
14.5% senior discount notes, net of unamortized discount of $239.3 million	428,724
Vendor financing agreements, net of unamortized discount of $34.9 million	1,584,264
Note payable, net of unamortized discount of $0.3 million	8,044
Other long-term debt, net of unamortized discount of $0.7 million	813

$2,200,035

     Amounts presented for the senior notes, note payable and other long-term debt include principal, and for the other long-term debt, interest capitalized through the Petition Date. Amounts presented for the senior discount notes include accreted principal and interest accrued through the Petition Date. Amounts presented for the vendor financing agreements include principal and accrued interest and fees accrued through the Petition Date. The note payable is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses that are not used in the Cricket business. The Company has received a notice of default from the noteholder and a notice of acceleration of the principal and accrued interest balance. The noteholder has also notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

     Payments of principal and interest under the Company’s long-term debt obligations are generally stayed during the pendency of the Chapter 11 proceedings. Unamortized debt discounts and debt issuance costs of $178.0 million at June 30, 2003 may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of such debt (this amount does not include $163.5 million of original issue discount to be accreted under the senior discount notes).

Note 6. Debt in Default

     Debt in default at June 30, 2003 consisted entirely of principal outstanding under the Company’s U.S. government financing of $73.2 million (net of a $3.6 million discount). The Company has classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the balance sheets as of June 30, 2003 and December 31, 2002 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing are generally stayed during the pendency of the Chapter 11 proceedings.

Note 7. Commitments and Contingencies

     From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A. (“Endesa”). The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against the Company for breach of representations and warranties under the purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 and the Company expects it to remain unpaid until the issues related to the claims are resolved. The Company believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Leap also recently filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to resolve this matter in the Bankruptcy Court.

     The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30

MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because the Company obtained many of its wireless licenses from third parties subject to existing coverage requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $44.3 million at June 30, 2003, have initial coverage deadlines in 2004. The Company has met the coverage requirements in all markets where it currently offers Cricket service. However, the Company has not satisfied the coverage requirements for all material wireless licenses that it intends to use in the Cricket business or sell or transfer to third parties. The Company estimates that it would cost approximately $7-$8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. The Company intends to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which it has not yet satisfied the coverage requirement before the deadline. However, there can be no guarantee that the Company will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of the Company’s wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that expire in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

     Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against the Company, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired the Company’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another and each alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of the Company’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of the Company’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of the Company’s assets in its financial statements. The actions sought an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities litigation. On May 23, 2003, the plaintiffs filed an amended complaint which reiterated the claim of misrepresentation related to the impairment tests for the Company’s wireless licenses and added claims that misrepresentations were made regarding certain business metrics related to the operation of the Company’s subsidiary, Cricket Communications. The amended complaint named only Harvey White and Susan Swenson as defendants. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states that the amended complaint fails to plead any facts which show that any representations made by the Company were false or that any of the alleged misrepresentations caused a change in the value of the Company’s shares. No class has yet been certified in these actions. Although the Company is not a defendant in the case, plaintiffs continue to pursue the individual defendants. In conjunction with the Chapter 11 filings, the two named defendants have filed claims for indemnity against the debtors, including the Company.

     On December 31, 2002, several members of American Wireless Group, LLC filed a lawsuit against various officers and directors of the Company in Mississippi state court (“the Whittington Lawsuit”). The complaint alleges that the Company failed to disclose material facts regarding a dispute between the Company and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to the Company. The dispute with MCG resulted in an arbitration proceeding in 2002 between MCG and the Company. The Company is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for the Company’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that the Company made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against the Company.

     In a related action, on June 6, 2003, American Wireless Group, LLC filed a lawsuit in Mississippi state court (the “AWG Suit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. The Company is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against the Company.

     On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in New York state court on behalf of the Company against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of the Company’s debt securities on February 23, 2000. The Company was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. The Company believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on the Company. In response, the Company filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against the Company. Plaintiff claims that the automatic stay should not apply in this instance, but has not taken any action to proceed with the lawsuit or to lift the stay. The Company is named as a nominal defendant in the case, and management does not believe that the outcome of this case will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 8. Subsequent Event

     In August 2003, the Company announced its plans to discontinue service in its Hickory, North Carolina market as of September 30, 2003. As of June 30, 2003, the Company had approximately 2,800 subscribers and had property, plant and equipment with a net book value of approximately $2.0 million in its Hickory market. In connection with this discontinuation of service, the Company intends to re-deploy many of these assets in other markets. However, the Company estimates that up to approximately $1.0 million of capitalized costs associated with these assets may not be re-deployed, and as a result, may be immediately expensed during the third quarter of 2003.

Note 9. Subsidiary Guarantee

     The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, Inc., and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., all of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

     Balance Sheet Information as of June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$52,259	$—	$122,533	$—	$174,792
Short-term investments	32,680	—	48,480	—	81,160
Restricted cash equivalents and short-term investments	199	—	11,967	—	12,166
Inventories	—	—	15,879	—	15,879
Other current assets	2,196	—	35,349	—	37,545

Total current assets	87,334	—	234,208	—	321,542
Property and equipment, net	3,848	—	950,216	—	954,064
Investment in subsidiaries	(172,437)	(682,524)	—	854,961	—
Wireless licenses, net	913	—	557,410	—	558,323
Other assets	50,271	27	11,858	—	62,156

Total assets	$(30,071)	$(682,497)	$1,753,692	$854,961	$1,896,085

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$1,289	$—	$56,916	$—	$58,205
Debt in default	—	—	73,157	—	73,157
Other current liabilities	—	—	35,669	—	35,669

Total current liabilities not subject to compromise	1,289	—	165,742	—	167,031
Other long-term liabilities	51,612	—	—	—	51,612

Total liabilities not subject to compromise	52,901	—	165,742	—	218,643
Liabilities subject to compromise	590,871	4,541	1,770,714	(14,841)	2,351,285
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,155,733	730,332	1,313,683	(2,044,015)	1,155,733
Unearned stock-based compensation	(225)	(69)	(156)	225	(225)
Accumulated deficit	(1,828,251)	(1,417,301)	(1,495,579)	2,912,880	(1,828,251)
Accumulated other comprehensive loss	(1,106)	—	(712)	712	(1,106)

Total stockholders’ deficit	(673,843)	(687,038)	(182,764)	869,802	(673,843)

Total liabilities and stockholders’ deficit	$(30,071)	$(682,497)	1,753,692	$854,961	$1,896,085

Balance Sheet Information as of December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$36,675	$—	$64,185	$—	$100,860
Short-term investments	33,155	—	47,050	—	80,205
Restricted cash equivalents and short-term investments	14,157	—	11,765	—	25,922
Inventories	—	—	30,403	—	30,403
Other current assets	5,541	—	22,963	—	28,504

Total current assets	89,528	—	176,366	—	265,894
Property and equipment, net	5,090	—	1,101,766	—	1,106,856
Investments in and loans receivable from subsidiaries	201,926	(510,239)	—	308,313	—
Wireless licenses, net	5,584	—	723,616	—	729,200
Other assets	17,410	27	44,315	—	61,752

Total assets	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$5,427	$4,540	$116,650	$(41,259)	$85,358
Amounts payable to equipment vendors	—	—	55,077	—	55,077
Debt in default	592,112	—	1,617,872	—	2,209,984
Other current liabilities	3,747	—	56,148	—	59,895

Total current liabilities	601,286	4,540	1,845,747	(41,259)	2,410,314
Other long-term liabilities	15,038	—	35,136	—	50,174

Total liabilities	616,324	4,540	1,880,883	(41,259)	2,460,488

Stockholders’ equity (deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,332	1,332,516	(2,062,848)	1,156,379
Unearned stock-based compensation	(986)	(69)	(917)	986	(986)
Accumulated deficit	(1,450,994)	(1,245,015)	(1,165,725)	2,410,740	(1,450,994)
Accumulated other comprehensive loss	(1,191)	—	(694)	694	(1,191)

Total stockholders’ equity (deficit)	(296,786)	(514,752)	165,180	349,572	(296,786)

Total liabilities and stockholders’ equity (deficit)	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

     Statement of Operations Information for the Three Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$162,415	$—	$162,415
Equipment revenues	—	—	23,229	—	23,229

Total revenues	—	—	185,644	—	185,644

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(60,555)	7,234	(53,321)
Cost of equipment	—	—	(41,366)	—	(41,366)
Selling, general and administrative	(2,408)	—	(60,639)	—	(63,047)
Depreciation	(576)	—	(73,961)	—	(74,537)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Disposal of long-lived assets and related charges	—	—	(9,913)	—	(9,913)

Total operating expenses	(6,621)	—	(413,937)	7,234	(413,324)

Operating loss	(6,621)	—	(228,293)	7,234	(227,680)
Equity in net loss of subsidiaries	(228,818)	(66,217)	—	295,035	—
Interest income	294	—	477	—	771
Interest expense	(5,286)	—	(6,518)	—	(11,804)
Other income, net	44	—	7,290	(7,234)	100

Loss before reorganization items and income taxes	(240,387)	(66,217)	(227,044)	295,035	(238,613)
Reorganization items	(1,404)	—	(1,650)	—	(3,054)

Loss before income taxes	(241,791)	(66,217)	(228,694)	295,035	(241,667)
Income taxes	(1,928)	—	(124)	—	(2,052)

Net loss	$(243,719)	$(66,217)	$(228,818)	$295,035	$(243,719)

     Statement of Operations Information for the Three Months Ended June 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$144,390	$—	$144,390
Equipment revenues	—	—	6,752	—	6,752

Total revenues	—	—	151,142	—	151,142

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(49,932)	6,420	(43,512)
Cost of equipment	—	—	(60,163)		(60,163)
Selling, general and administrative	(7,750)	(160)	(71,562)	—	(79,472)
Depreciation and amortization	(1,395)	(1,272)	(66,308)	—	(68,975)

Total operating expenses	(9,145)	(1,432)	(247,965)	6,420	(252,122)

Operating loss	(9,145)	(1,432)	(96,823)	6,420	(100,980)
Equity in net loss of subsidiaries	(121,529)	(124,018)	—	245,547	—
Interest income	820	—	841	—	1,661
Interest expense	(26,885)	—	(30,355)	—	(57,240)
Other income, net	2	—	6,427	(6,421)	8

Loss before income taxes	(156,737)	(125,450)	(119,910)	245,546	(156,551)
Income taxes	(1,853)	—	(186)	—	(2,039)

Net loss	$(158,590)	$(125,450)	$(120,096)	$245,546	$(158,590)

     Statement of Operations Information for the Six Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$323,063	$—	$323,063
Equipment revenues	—	—	46,428	—	46,428

Total revenues	—	—	369,491	—	369,491

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(120,568)	14,499	(106,069)
Cost of equipment	—	—	(83,806)	—	(83,806)
Selling, general and administrative	(6,217)	—	(125,509)	—	(131,726)
Depreciation	(1,170)	—	(149,982)	—	(151,152)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Disposal of long-lived assets and related charges	—	—	(18,638)	—	(18,638)

Total operating expenses	(11,024)	—	(666,006)	14,499	(662,531)
Gain on sale of wireless license	—	—	1,472	—	1,472

Operating loss	(11,024)	—	(295,043)	14,499	(291,568)
Equity in net loss of subsidiaries	(328,054)	(172,286)	—	500,340	—
Interest income	654	—	811	—	1,465
Interest expense	(33,419)	—	(46,532)	—	(79,951)
Other income (expense), net	(153)	—	14,484	(14,499)	(168)

Loss before reorganization items and income taxes	(371,996)	(172,286)	(326,280)	500,340	(370,222)
Reorganization items	(1,404)	—	(1,650)	—	(3,054)

Loss before income taxes	(373,400)	(172,286)	(327,930)	500,340	(373,276)
Income taxes	(3,857)	—	(124)	—	(3,981)

Net loss	$(377,257)	$(172,286)	$(328,054)	$500,340	$(377,257)

     Statement of Operations Information for the Six Months Ended June 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$272,410	$—	$272,410
Equipment revenues	—	—	18,913	—	18,913

Total revenues	—	—	291,323	—	291,323

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(97,522)	12,119	(85,403)
Cost of equipment	—	—	(144,174)	—	(144,174)
Selling, general and administrative	(17,342)	(160)	(142,123)	—	(159,625)
Depreciation and amortization	(2,799)	(1,272)	(126,792)	—	(130,863)

Total operating expenses	(20,141)	(1,432)	(510,611)	12,119	(520,065)
Gain on sale of wireless license	364	—	—	—	364

Operating loss	(19,777)	(1,432)	(219,288)	12,119	(228,378)
Equity in net loss of subsidiaries	(273,570)	(268,896)	—	542,466	—
Interest income	1,995	—	1,426	—	3,421
Interest expense	(52,562)	—	(57,587)	—	(110,149)
Other income, net	2	—	12,218	(12,120)	100

Loss before income taxes	(343,912)	(270,328)	(263,231)	542,465	(335,006)
Income taxes	(11,325)	—	(8,906)	—	(20,231)

Net loss	$(355,237)	$(270,328)	$(272,137)	$542,465	$(355,237)

     Cash Flow Information for the Six Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$1,455	$—	$83,591	$—	$85,046

Net cash used for reorganization items	(334)	—	(1,500)	—	(1,834)

Investing activities:
Purchase of property and equipment	—	—	(18,955)	—	(18,955)
Net proceeds from sale of wireless license	—	—	1,472	—	1,472
Purchase of investments	(19,073)	—	(37,156)	—	(56,229)
Sale and maturity of investments	19,437	—	35,554	—	54,991
Restricted cash equivalents and investments, net	13,958	—	(202)	—	13,756
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	14,413	—	(19,378)	—	(4,965)

Financing activities:
Repayment of long-term debt	—	—	(4,365)	—	(4,365)
Issuance of common stock	50	—	—	—	50

Net cash provided by (used in) financing activities	50	—	(4,365)	—	(4,315)

Net increase in cash and cash equivalents	15,584	—	58,348	—	73,932
Cash and cash equivalents at beginning of period	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of period	$52,259	$—	$122,533	$—	$174,792

     Cash Flow Information for the Six Months Ended June 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(45,094)	$—	$(77,252)	$—	$(122,346)

Investing activities:
Purchase of property and equipment	(2,332)	—	(77,703)	—	(80,035)
Investment in and loans to subsidiaries	(127,485)	(121,114)	—	248,599	—
Refund of deposit for wireless licenses	74,230	—	—	—	74,230
Net proceeds from sale of wireless license	380	—	—	—	380
Purchase of investments	(93,005)	—	(102,691)	—	(195,696)
Sale and maturity of investments	72,344	—	68,242	—	140,586
Restricted cash equivalents and investments, net	13,177	—	(10,201)	—	2,976
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(56,230)	(121,114)	(128,814)	248,599	(57,559)

Financing activities:
Proceeds from long-term debt	—	—	34,902	—	34,902
Repayment of long-term debt	(19,102)	—	—	—	(19,102)
Parent’s investment	—	121,114	127,485	(248,599)	—
Issuance of common stock	440	—	—	—	440
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(18,662)	121,114	156,438	(248,599)	10,291

Net decrease in cash and cash equivalents	(119,986)	—	(49,628)	—	(169,614)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$21,760	$—	$51,605	$—	$73,365

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

     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, and amended on April 16, 2003.

     Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Leap, including, among other things:

•	our ability to cause a Chapter 11 plan of reorganization to be approved by the creditors entitled to vote on such plan and to be confirmed by the Bankruptcy Court despite the objections of several parties, including our largest stockholder; our ability to obtain approval from the Federal Communications Commission (FCC) for the transfer of licenses associated with the change of control that will occur upon our emergence from bankruptcy; and our ability to successfully implement the plan;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for Leap, Cricket and substantially all of their subsidiaries to propose and confirm one or more plans of reorganization; to appoint a Chapter 11 trustee; or to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	the potential adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket;

•	our ability to attract, motivate and/or retain key executives and other employees;

•	our ability to attract and retain customers;

•	the unsettled nature of the wireless market, the continuing uncertain economy, service offerings of increasingly large bundles of minutes of use at increasingly low prices by some major carriers, other issues facing the telecommunications industry in general, our announcement of restructuring discussions, and our subsequent Chapter 11 filings, which have created a level of uncertainty that adversely affects our ability to predict future customer growth, as well as other key operating metrics;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the acceptance of our product offering by our prospective customers;

•	the effects of actions beyond our control in our distribution network;

•	rulings or actions by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition;

•	failure of network systems to perform according to expectations;

•	the effects of competition;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

Background

     Leap conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket Communications, Inc. is Leap’s subsidiary that operates the Cricket business, together with subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities. Leap, Cricket Communications, Inc. and substantially all of their subsidiaries have filed for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The Cricket companies continue to operate together as a wireless communications carrier that provides innovative, affordable, simple wireless services designed to accelerate the transformation of wireless service into a mass consumer product.

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

     As of June 30, 2003, Cricket offered service in 40 markets covering a total population of approximately 25.5 million potential customers. These markets are located in 48 “basic trading areas,” or “BTAs,” and make up all of the markets that we refer to as our “40 Market Plan.” As of June 30, 2003, Cricket had approximately 1,460,000 customers in its markets across the U.S. As of June 30, 2003, we owned wireless licenses covering approximately 53.1 million potential customers in 33 states. We have announced that we intend to discontinue service in Hickory, North Carolina, one of the markets in our 40 Market Plan and one of the 48 BTAs in which we operate, as of September 30, 2003. As of June 30, 2003, we had approximately 2,800 customers in our Hickory market. In August 2003, we notified our customers in the Hickory market via mail and issued a press release announcing that we were discontinuing service in the Hickory market and that we would be providing service through September 30, 2003 at no further cost to our Hickory customers in order to limit the impact to our customers.

     On August 29, 2002, we announced that we had retained UBS Securities (formerly UBS Warburg) to explore new sources of financing and a restructuring of our outstanding debt. We also announced that we would begin discussions with major creditor groups to address the financial challenges facing Leap and its subsidiaries. Subsequently, on April 13, 2003 (referred to herein as the Petition Date), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA ). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

     In the months prior to the Petition Date, and in the period since the Chapter 11 filings, Leap, Cricket and UBS engaged in restructuring discussions with an informal committee of Leap’s noteholders (later appointed as the Leap Official Unsecured Creditors’ Committee) and an informal committee of Cricket’s senior secured vendor debtholders and their lawyers and financial advisors. Leap and Cricket consulted with these groups while drafting its proposed plan of reorganization and subsequent amendments to the plan, including the Fifth Amended Joint Plan of Reorganization, referred to in this report as the Plan, as well as the budgets and financial forecasts included as part of the Disclosure Statement supporting the Plan. In addition, Cricket frequently communicated with the informal committee of Cricket’s senior secured vendor debtholders and its financial advisor and lawyers to inform them of the plans for the Cricket business and to keep them apprised of Cricket’s operating and financial results. In connection with these discussions, Leap, Cricket, the Official Unsecured Creditor’s Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed upon an amended plan of reorganization to propose to Leap’s and Cricket’s stakeholders. Further, because Cricket’s cash is subject to a security interest in favor of its secured vendor debtholders, Cricket and the informal vendor debt committee agreed on a cash budget for Cricket’s operations in the months following the bankruptcy filings.

     On July 31, 2003, after notice and prior hearings, the Bankruptcy Court approved the debtors’ Disclosure Statement, and the debtors then mailed the Plan and accompanying Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan. The deadline to vote on the Plan was September 8, 2003. Based on a tabulation of votes received, we believe we have received sufficient affirmative votes from creditors to confirm the Plan, subject to approval of the Bankruptcy Court after the upcoming confirmation hearing. The Bankruptcy Court has scheduled the confirmation hearing for the Plan to commence the week of September 29, 2003. MCG has objected to the confirmation hearings proceeding as scheduled, and the Bankruptcy Court has scheduled a hearing to consider those objections on September 25, 2003. There can be no assurance that the confirmation hearings will be conducted on the current schedule, that the Plan will be confirmed by the Bankruptcy Court, or that such Plan will be consummated.

     On August 4, 2003, the debtors filed a motion with the Bankruptcy Court seeking to extend the period during which the debtors have the exclusive right to propose and file a plan of reorganization to December 9, 2003, and to extend the period within which to solicit acceptance of the Plan to February 9, 2004. However, there can be no assurance that the Bankruptcy Court will grant such an extension. As of the Petition Date, most actions to collect pre-petition indebtedness were stayed and most other contractual obligations against the debtors could not be enforced. In addition, under Chapter 11 the debtors may assume or reject pre-petition executory contracts and unexpired nonresidential real property leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with Chapter 11. Substantially all pre-petition liabilities are subject to settlement under the Plan.

     As of the Petition Date, we implemented American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that our pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 proceedings as reorganization items. In addition, we ceased accruing interest and amortizing debt issuance costs for pre-petition debt that is subject to compromise which include our senior notes, senior discount notes, vendor financing agreements, note payable and Qualcomm Incorporated term loan.

     We expect that, upon the effective date of a plan of reorganization, we will implement fresh start reporting under the provisions of SOP 90-7, due to the following expected circumstances:

•	the reorganization value of the emerging entity immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims; and

•	the holders of existing voting shares immediately before confirmation are expected to receive less than 50 percent of the voting shares of the emerging entity on a non-temporary basis.

     Under fresh start reporting:

•	our reorganization value will be allocated to the fair value of our assets and any portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets will be reported as an intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets”;

•	our liabilities will be stated at present values of amounts to be paid;

•	our accumulated deficit will be eliminated; and

•	our new equity will be issued according to the plan of reorganization.

     We anticipate that the implementation of fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effective date of the plan of reorganization will not be comparable with those published before such plan is effective.

     Unamortized debt discounts and debt issuance costs of $178.0 million at June 30, 2003 related to our liabilities subject to compromise and debt in default may be subject to accelerated amortization or immediate expense if the Chapter 11 proceedings result in a significant modification of such debt (this amount does not include $163.5 million of original issue discount to be accreted under the senior discount notes). The unamortized discount associated with our senior secured vendor credit facilities arose from the recognition of the origination fees due under the facilities. The unamortized discounts associated with our senior notes and senior discount notes arose from the allocation of a portion of the proceeds to the warrants issued in conjunction with each of the notes. The unamortized discount associated with our U.S. government financing and other financing arrangements arose from the difference between the stated interest rates and management’s best estimate of the prevailing market interest rates at the time we incurred the debt. Prior to our Chapter 11 filings, discounts for all of our long-term debt were amortized to interest expense over the terms of the respective credit agreements using the effective interest method.

     In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. pursuant to a binding arbitration award. Our issuance of these shares caused a “change in our ownership” under Internal Revenue Code Section 382. Accordingly, our ability to use our net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan, there will also be a change in our ownership as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which may further limit our ability to use our net operating loss and capital loss carryforwards. The Plan contemplates a significant reduction of our outstanding indebtedness as a result of the Chapter 11 filings and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of our net operating loss and capital loss carryforwards, we may be required to reduce other tax attributes (e.g., tax basis in our assets) by the amount of such excess. The Plan further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will not result in significant income tax to Leap or its subsidiaries; however, if any changes to the Plan or additional mergers and transfers cannot be structured in a tax-efficient manner, we may owe significant income taxes as a result.

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

Revenues and Cost Recognition

     For our Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis and for customers acquired prior to October 2002, are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. We recognize revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. Commencing in September 2002, we also began charging customers for service plan changes, and commencing in November 2002, we began charging activation fees and other service charges. Revenues from these fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Direct costs associated with customer activations are expensed as incurred.

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

     Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when customers activate service. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recognized as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by us and are recognized as equipment revenues when customers activate service. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. For our stores, handset returns are accepted within 30 days of purchase or 30 minutes of usage, whichever occurs first. The return policies of our third-party dealers and distributors are frequently more liberal than ours. Management believes that it can reliably estimate returns upon activation, which historically have been insignificant. We record an estimate for returns of handsets and accessories at the time of recognizing revenue.

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

     We have cooperative advertising programs with our third-party dealers and distributors that provide that we will reimburse part of the cost of certain qualified advertising by third-party dealers and distributors of our Cricket products and wireless services. This advertising must meet qualitative criteria, and minimum amounts must be spent on the advertisements. The programs require the third-party dealers and distributors to provide evidence of the nature of the advertising performed that includes our products and wireless service as well as the actual costs incurred. We generally record our costs for cooperative advertising programs as selling and marketing expenses.

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

     The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital and other factors. Wireless licenses not currently in use under our 40 Market Plan may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of by sale” are wireless licenses that are part of pending wireless license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of by sale are carried at the lower of carrying value and fair value less costs to sell. At June 30, 2003 and December 31, 2002, wireless licenses to be disposed of by sale were not significant.

     Our wireless licenses include provisions that require us to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because we obtained many of our wireless licenses from third parties subject to existing coverage requirements, some of our wireless licenses, with an aggregate carrying value of approximately $44.3 million at June 30, 2003, have initial coverage deadlines in 2004. We have met the coverage requirements in all markets where we currently offer Cricket service. However, we have not satisfied the coverage requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties. We estimate that it would cost approximately $7 - $8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. We intend to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet satisfied the coverage requirement before the deadline. However, we cannot assure you that we will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for wireless licenses that expire in 2004. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

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

     In connection with the confirmation hearing scheduled with respect to the Plan, we hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses such as those held by us to provide management with a current estimate of the fair value of our wireless licenses and to testify as an expert witness in our bankruptcy proceedings. Management determined that, in connection with its receipt from this expert of a current valuation of our wireless licenses, it was appropriate to assess the potential impairment of our wireless licenses as of June 30, 2003, in accordance with SFAS No. 142.

     In developing its valuation, the firm engaged by us utilized a market-based approach. The firm considered current market conditions, including information on recently announced wireless license sale transactions, the strategic significance of our wireless licenses to potential acquirers, the size of the markets covered by our wireless licenses, the amount of spectrum included in each wireless license and the availability of spectrum from other sellers in the markets covered by such wireless licenses.

     Based upon our review of the information available to us, including the valuation report referenced above, management concluded that the carrying value of our wireless licenses was greater than their fair value at June 30, 2003. As a result, we recorded an impairment charge of $171.1 million during the three months ended June 30, 2003, to reduce the carrying value of our wireless licenses.

     We previously adopted Emerging Issues Task Force Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

     Based on the current difficulties being experienced within the telecommunications and wireless industries, prices observed in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future.

     The outcome of our Chapter 11 proceedings may adversely affect the carrying value of our wireless licenses in the future as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the one required by the impairment analysis. See the section entitled “Basis of Presentation — Accounting Under Chapter 11” in Note 3 to the condensed consolidated financial statements included in Item 1 of this report. In addition, as part of our Chapter 11 proceedings, we developed an analysis of the value of our wireless licenses in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 142. The value of our wireless licenses in the liquidation analysis was substantially less than their carrying value at June 30, 2003.

Impairment of Long-Lived Assets

     We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our long-lived assets.

     The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the standard in place prior to fresh start reporting. We expect the fair value of our long-lived assets in fresh start reporting to be substantially less than their carrying value at June 30, 2003. In addition, as part of our Chapter 11 proceedings, we developed an analysis of the value of our long-lived assets in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 144. The value of our long-lived assets in the liquidation analysis was substantially less than their carrying value at June 30, 2003.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We estimated our expected costs with respect to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which our network assets are located, based on historical experience of such costs incurred by us. The estimated liability and related costs were not significant to our consolidated financial position or our results of operations.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations––Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on our financial position or our results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 on

January 1, 2003. During the three and six months ended June 30, 2003, we recognized $1.9 million and $3.3 million in expense for accrued costs related to certain leases that we have ceased using before the contractual termination date.

     In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. We adopted EITF 00-21 as of July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our consolidated financial position or our results of operations.

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

     The following table presents condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Service revenues	$162,415	$144,390	$323,063	$272,410
Equipment revenues	23,229	6,752	46,428	18,913

Total revenues	185,644	151,142	369,491	291,323

Operating expenses:
Cost of service (exclusive of items presented separately below)	(53,321)	(43,512)	(106,069)	(85,403)
Cost of equipment	(41,366)	(60,163)	(83,806)	(144,174)
Selling and marketing	(22,478)	(32,758)	(43,743)	(62,917)
General and administrative	(40,569)	(46,714)	(87,983)	(96,708)
Depreciation and amortization	(74,537)	(68,975)	(151,152)	(130,863)
Impairment of indefinite-lived intangible assets	(171,140)	––	(171,140)	––
Disposal of long-lived assets and related charges	(9,913)	––	(18,638)	––

Total operating expenses	(413,324)	(252,122)	(662,531)	(520,065)
Gains on sales of wireless licenses	––	––	1,472	364

Operating loss	(227,680)	(100,980)	(291,568)	(228,378)
Interest income	771	1,661	1,465	3,421
Interest expense	(11,804)	(57,240)	(79,951)	(110,149)
Other income (expense), net	100	8	(168)	100

Loss before reorganization items and income taxes	(238,613)	(156,551)	(370,222)	(335,006)
Reorganization items	(3,054)	––	(3,054)	––

Loss before income taxes	(241,667)	(156,551)	(373,276)	(335,006)
Income taxes	(2,052)	(2,039)	(3,981)	(20,231)

Net loss	$(243,719)	$(158,590)	$(377,257)	$(355,237)

Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

     At June 30, 2003, customers of our Cricket service were approximately 1,460,000, compared to approximately 1,452,000 at June 30, 2002. During the three months ended June 30, 2003, gross customer additions were approximately 153,000, and the net decrease in customers was approximately 54,000. As of February 2002, we had launched all of the markets under our 40 Market Plan. At June 30, 2003, the total potential customer base covered by our 40 Market Plan was approximately 25.5 million.

     During the three months ended June 30, 2003, we experienced a net decline in the number of Cricket customers of approximately 54,000, compared to a net increase of approximately 1,000 during the three months ended March 31, 2003. We believe that this decline is due in part to the uncertainty caused by our announcement of filing for bankruptcy protection and our anticipated restructuring. This was compounded by a significant reduction in advertising campaigns during the first quarter of 2003 pending the bankruptcy filings. We expect the number of net customer additions to increase over the next 12 months as we continue to make progress toward emerging from Chapter 11, and increase advertising campaigns and promotions. However, as previously noted, several factors including the effect of our Chapter 11 filings, the unsettled nature of the wireless market, the continuing uncertain economy and the increasingly competitive marketplace, have adversely affected our ability to predict customer growth, so we cannot provide assurances that net customer additions will increase. In addition, if we do not continue to move toward a timely emergence from bankruptcy, we may not be able to increase net customer additions.

     During the three and six months ended June 30, 2003, service revenues increased $18.0 million and $50.7 million, respectively, and equipment revenues increased $16.5 million and $27.5 million, respectively, compared to the corresponding periods of the prior year. The increase in service revenues related to the launch of a new service named “Cricket Talk” in August 2002, that bundles caller ID, call waiting, three-way calling, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, Cricket Talk has represented a significant portion of our gross customer additions, which has increased our average revenue per subscriber. The increase in equipment revenues is primarily due to a change in our billing practices wherein, commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. As a result, we no longer allocate a portion of the handset price to service revenues. Service revenues for customers who pay in arrears were 40% and 34% of total service revenues for the three and six months ended June 30, 2003. The effect of the changes in our billing practices, which tend to increase equipment revenue, was partially offset by decreases in the number of handsets sold for both the three and six months ended June 30, 2003, compared to the corresponding period of the prior year. We expect that service revenues for the Cricket business will remain relatively constant, and equipment revenues will decline slightly over the next 12 months because we expect to increase rebates associated with handset sales.

     During the three and six months ended June 30, 2003, cost of service increased $9.8 million and $20.7 million, respectively, compared to the corresponding periods of the prior year. The increase is primarily attributable to the increase in average subscribers discussed above, and increases in our long distance costs as a result of the introduction of the Cricket Talk service plan that includes 500 minutes of available long distance each month. This was combined with increases in engineering and other operational costs, network software maintenance costs and directory assistance costs, partially offset by decreases in payroll related costs. We expect cost of service for the Cricket business to remain relatively constant over the next 12 months.

     During the three and six months ended June 30, 2003, cost of equipment decreased $18.8 million and $60.4 million, respectively, compared to the corresponding periods of the prior year. The decrease was due to decreases in the number of handsets sold and lower prices paid for handsets during the three and six months ended June 30, 2003, compared to the corresponding period of the prior year, partially offset by a change in the mix of handsets sold to include more higher-priced models. We sell our handsets to customers and third-party dealers and distributors at prices below cost in order to grow and maintain our customer base, which is typical of wireless providers. During the three and six months ended June 30, 2003, $16.1 million and $33.3 million, respectively, of our total $18.1 million and $37.4 million losses on equipment sales in these periods were directly related to acquiring new customers. We expect cost of equipment for the Cricket business will increase over the next 12 months due to increases in the number of handsets sold.

     For the three and six months ended June 30, 2003, selling and marketing expenses decreased $10.3 million and $19.2 million, respectively, compared to the corresponding periods of the prior year. The decrease in selling and marketing expenses is primarily due to a decrease in advertising and related costs resulting from management’s continued focus on cash conservation. Selling and marketing expenses for the three and six months ended June 30, 2003 consisted primarily of advertising and public relations and related payroll expenses. We expect selling and marketing expenses for the Cricket business to increase over the next 12 months as we emerge from Chapter 11 and increase our sales and marketing efforts.

     For the three and six months ended June 30, 2003, general and administrative expenses decreased $6.1 million and $8.7 million, respectively, compared to the corresponding periods of the prior year. The decrease in general and administrative expenses is primarily due to reduced payroll and related costs, call center costs, and travel related costs, partially offset by increases in legal, tax and insurance costs. We expect general and administrative expense for the Cricket business to decline slightly over the next 12 months.

     For the three and six months ended June 30, 2003, depreciation and amortization increased $5.6 million and $20.3 million, respectively, compared to the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of network equipment in service. We expect depreciation to decline slightly over the next 12 months due to our disposal of property and equipment. However, we expect that depreciation expense will decrease significantly once we emerge from bankruptcy and apply the fresh start reporting provisions of SOP 90-7.

     During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. Management estimated the fair value of our wireless licenses based on a valuation report prepared by a third-party consultant in connection with the confirmation hearing for our Plan.

     During the three and six months ended June 30, 2003, we recorded charges of $8.0 million and $15.3 million, respectively, associated with the disposal of certain network assets and capitalized costs associated with cell sites that we no longer expect to use in the business. In addition, during the three and six months ended June 30, 2003, we recognized $1.9 million and $3.3 million in expense for accrued costs related to certain leases that we have ceased using before the contractual termination date.

     For the three and six months ended June 30, 2003, interest income decreased $0.9 million and $2.0 million, respectively, compared to the corresponding periods of the prior year. The decrease in interest income related to decreased average cash and cash equivalents and investment balances compared to previous periods.

     For the three and six months ended June 30, 2003, interest expense decreased $45.4 million and $30.2 million, respectively, compared to the corresponding periods of the prior year. The decrease in interest expense resulted from the application of SOP 90-7 which requires that, commencing on the bankruptcy Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that are subject to compromise. As a result, we ceased to accrue cash interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, vendor credit facilities, note payable, and Qualcomm term loan. We are currently in default of all of our long-term financing agreements. See “—Liquidity and Capital Resources.”

     Reorganization items for the three months ended June 30, 2003 consisted of $4.5 million of professional fees for legal, financial, advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, offset by the reversal of $1.5 million of certain pre-petition liabilities related to contracts rejected in bankruptcy.

     For the three and six months ended June 30, 2003, income tax expense remained flat and decreased $16.3 million, respectively, compared to the corresponding periods of the prior year. The decrease in income tax expense is related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carryforwards in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142.

Liquidity and Capital Resources

     As discussed in the “Background” section above and in Note 2 to the condensed consolidated financial statements included in Item 1 of this report, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 on April 13, 2003, and are now operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filings, Leap and the Cricket companies are operating separately and cash flows are not being shared between Leap and Cricket. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket companies separately below, rather than on a consolidated basis.

     The matters discussed under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket companies conduct or may seek to conduct business. The Chapter 11 filings raise substantial doubt about our ability to continue as a going concern.

   Leap

     As of June 30, 2003, Leap had available a total of approximately $84.9 million in unrestricted cash, cash equivalents and short-term investments.

     Leap’s operating budget currently projects that Leap will incur approximately $4 million for general corporate overhead and other expenses in the third quarter of 2003, of which approximately $2 million is expected to be directly related to our Chapter 11 proceedings. Leap’s operating budget also projects expenditures of approximately $3-$4 million in future quarters through Leap’s emergence from bankruptcy. Because of uncertainties related to Leap’s pending bankruptcy, actual expenses may vary materially from these projections. These expenses may be funded only from existing cash at Leap.

     At June 30, 2003, Leap had $225.0 million ($178.2 million, net of discount) principal outstanding amount under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings. At June 30, 2003, Leap also had $8.4 million ($8.0 million, net of discount) payable under a secured promissory note. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business, and the noteholder has notified Leap that it intends to foreclose on the collateral. Any such foreclosure action is currently prohibited by the automatic stay under Chapter 11.

     Leap has a $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa asserted claims of up to approximately $48.7 million against Leap and its subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. Leap has caused Inversiones Chile to be merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Leap also recently filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to resolve this matter in the Bankruptcy Court. Proceedings relating to the resolution of these claims are also currently pending in Chile. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims.

   The Cricket Companies

     As of June 30, 2003, the Cricket companies had a total of approximately $171.0 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor creditors. In addition, Cricket had restricted cash equivalents of $12.0 million as of June 30, 2003 that have been pledged to secure operating obligations. At hearings held on April 14, April 25 and May 13, 2003, the Bankruptcy Court granted debtor motions for various relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations including executive severance agreements during the pendency of the Chapter 11 proceedings. In addition, the Bankruptcy Court granted Cricket’s motion for an interim order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of senior secured vendor debtholders and its financial advisor.

     The cash budget submitted to the Bankruptcy Court in connection with the cash collateral order does not cover periods after September 30, 2003. As a result, Cricket is preparing an extended budget that it expects to submit to the informal committee of Cricket’s senior secured vendor debtholders in the near future. As contemplated by the order entered by the Bankruptcy Court with respect to Cricket’s use of cash collateral, Cricket will seek approval from the informal committee of Cricket’s senior secured vendor debtholders for continued authorization to use its cash collateral pursuant to the extended budget.

     The debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases. Unless otherwise agreed, the assumption of an executory contract or lease generally will require the debtors to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Under the Plan, the cure amounts associated with all executory contracts and leases assumed by Leap, Cricket or any of the other debtor subsidiaries will be the responsibility of reorganized Cricket. Based on its review to date of which contracts and leases are to be assumed and which are to be rejected, including a review of amounts shown as outstanding for such leases and contracts in the debtors’ accounts payable system, Cricket currently believes that the total amount of cure payments for assumed leases and contracts will not exceed $65 million. These cure amounts generally will be paid on or about the effective date of the Plan from reorganized Cricket’s cash, cash equivalents and short-term investments described above. The debtors have not yet finalized their list of contracts and leases to be assumed, and the foregoing estimate could vary materially after the debtors have finally determined which contracts and leases to accept and have negotiated or resolved any disputed cure amounts.

     At June 30, 2003, Cricket had $1,619.2 million ($1,584.3 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor facilities are stayed during the pendency of the Chapter 11 proceedings. In addition, at June 30, 2003, the Cricket companies had $76.7 million ($73.2 million, net of discount) outstanding principal amount of U.S. government financing secured by certain wireless licenses used in the Cricket business, as well as substantial general unsecured trade and other obligations.

     There can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to the Cricket companies, if at all, or that customers will continue to do business with the Cricket companies. Generally, since the Chapter 11 filings, the Cricket companies have successfully continued to purchase goods and services from their vendors, although certain vendors have shortened net payment terms, reduced the Cricket companies’ credit limits, or required the Cricket companies to pay for goods and services in advance. In addition, Lucent, a supplier of network products and services to the Cricket companies, declined to sell new products and services to the Cricket companies while the Cricket companies and Lucent negotiated the terms under which the Cricket companies will assume their contract with Lucent, although Lucent is now supplying products and services on a limited basis.

     If Cricket becomes unable to use cash collateral or a plan of reorganization is not confirmed or does not become effective, the Cricket companies may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured vendor debtholders would receive in such a liquidation, and it is unlikely that any unsecured creditor of Cricket would receive any recovery in a liquidation.

Certain Contractual Obligations, Commitments and Contingencies

     The two tables below summarize in a single location information at June 30, 2003 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter for each of (i) Leap and (ii) the Cricket companies.

     The following amounts reflect certain pre-petition obligations as of June 30, 2003. As a result of the Chapter 11 filings, the long-term debt of Leap and the Cricket companies is in default and the obligations under such debt are immediately due and payable. As a result, the long-term debt of Leap and the Cricket companies has been classified as current in the table below. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. Accordingly, all payments of principal and pre-petition accrued interest due under Leap’s and the Cricket companies’ long-term debt are stayed during the pendency of the Chapter 11 proceedings. Under Chapter 11, the rights and interests of our various creditors may be substantially altered. In addition, under Chapter 11 we may assume or reject executory contracts, including lease obligations, which will affect the amount of our liabilities post-bankruptcy. Therefore, the contractual obligations and commitments presented in the tables below do not reflect our expected cash outlays in future periods.

Leap (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt (1)	$902,925	$902,925	$—	$—	$—	$—	$—
Operating leases	4,181	880	1,791	1,510	—	—	—

Total	$907,106	$903,805	$1,791	$1,510	$—	$—	$—

(1)	Amounts shown for Leap’s note payable and other long-term debt do not include interest other than interest capitalized under the facilities. Amounts shown for Leap’s senior notes and senior discount notes represent the face amounts of the notes of $225.0 million and $668.0 million, respectively. The accreted value of principal outstanding under Leap’s senior discount notes was $504.5 million at June 30, 2003.

The Cricket companies (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt (1)	$1,695,886	$1,695,886	$—	$—	$—	$—	$—
Operating leases	176,936	27,808	55,726	52,632	24,539	5,191	11,040
Chase earn-out (2)	41,000	—	—	—	41,000	—	—

Total	$1,913,822	$1,723,694	$55,726	$52,632	$65,539	$5,191	$11,040

(1)	Amounts shown for the Cricket Companies’ long-term debt, including amounts due pursuant under the senior secured vendor credit facilities and U.S. government financing, do not include interest other than interest capitalized under the facilities, and do not include payments under Leap’s senior note and senior discount notes which are guaranteed by Cricket Communications Holdings, Inc.

(2)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. Leap believes that the earn-out will be earned at significantly less than $41.0 million, if at all.

Credit Facilities and Other Financing Arrangements

Units Offering

     As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At June 30, 2003, Leap had $225.0 million ($178.2 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings.

     We received gross sale proceeds of $225.0 million and $325.1 million upon the sale of our senior notes and senior discount notes, respectively, in February 2000. Each note has a principal amount at maturity of $1,000. Each senior discount note had an initial accreted value of $486.68. The terms and conditions of the notes are summarized in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on April 15, 2003, and amended on April 16, 2003, and are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Vendor Financing

     Cricket has entered into purchase agreements and senior secured credit facilities with each of Lucent Technologies, Inc., Nortel Networks, Inc. and Ericsson Credit AB and an affiliate, for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities, and as a result of the bankruptcy filing, the indebtedness under these facilities has been accelerated. At June 30, 2003, Cricket had $1,619.2 million ($1,584.3 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings.

     Because of the events of default under the senior secured credit facilities, each of the lenders under those facilities terminated their commitments under the facilities. The defaults also provide the credit facility lenders with various rights under their credit agreements and related security agreements, including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and personal property assets of the Cricket companies (other than the stock of Cricket Communications Holdings, Inc.), subject to the requisite approval of the Bankruptcy Court.

     At June 30, 2003, origination fees totaling approximately $39.8 million were due and owing under the senior secured credit agreements. Previously, approximately $10.0 million of origination fees had been paid through borrowings under the senior secured vendor credit facilities. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method.

     The terms of these credit facilities are more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Debt Obligations to the FCC and Note Payable

     The Cricket companies have assumed debt obligations to the FCC as part of the purchase price for wireless licenses. At June 30, 2003, the Cricket companies had $76.7 million ($73.2 million, net of discount) outstanding under their FCC debt. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings.

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

Operating Activities

     Cash provided by operating activities, net of cash used for reorganization items, totaled $83.2 million during the six months ended June 30, 2003 compared to cash used in operating activities of $122.3 million in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, of $179.7 million, combined with a change in working capital of $25.8 million.

Investing Activities

     Cash used in investing activities was $5.0 million during the six months ended June 30, 2003 compared to cash used in investing activities of $57.6 million in the corresponding period of the prior year. Investing activities during the six months ended June 30, 2003 consisted primarily of the sale and maturity of investments of $55.0 million, offset by the purchase of investments of $56.2 million, the maturity of restricted cash equivalents of $13.8 million, $1.5 million in proceeds from the sale of a wireless license and the purchase of property and equipment primarily for the improvement of the coverage and capacity of our existing networks of $19.0 million. Investing activities during the six months ended June 30, 2002 consisted primarily of the sale and maturity of investments of $140.6 million, offset by the purchase of investments of $195.7 million, net proceeds from the maturity of restricted cash equivalents of $3.0 million, the partial refund of our deposit for Auction 35 and the purchase of property and equipment primarily for the continued buildout of our existing networks of $80.0 million.

Financing Activities

     Cash used in financing activities during the six months ended June 30, 2003 was $4.3 million and consisted primarily of payments on our debt obligations to the FCC. Cash provided by financing activities in the corresponding period of the prior year was $10.3 million and consisted of cash proceeds from our vendor loan facilities of $34.9 million for the purchase of property and equipment and $0.4 million in proceeds from the issuance of common stock, partially offset by repayments of notes payable and long-term debt of $19.1 million and $5.9 million in debt financing costs related to the March 2002 amendments to our vendor loan facilities.

RISK FACTORS

Our Plan of Reorganization May Not Be Timely Confirmed By the Bankruptcy Court, and May Not Be Successfully Consummated

     Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on April 13, 2003. On July 31, 2003, the Bankruptcy Court approved the debtors’ Disclosure Statement relating to their Fifth Amended Joint Plan of Reorganization, referred to in this report as the Plan. On or about August 7, 2003, the debtors mailed the Plan and Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan. Under Chapter 11, for 120 days after the Petition Date the debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, the debtors may request an extension of the exclusivity period. On August 4, 2003, the debtors filed a motion with the Bankruptcy Court seeking to extend the period during which the debtors have the exclusive right to propose and file a plan of reorganization to December 9, 2003 and to extend the period within which to solicit acceptance of the Plan to February 9, 2004. However, there can be no assurance that the Bankruptcy Court will grant such an extension.

     Based on a tabulation of votes received, we believe that we have received sufficient affirmative votes from creditors to confirm the Plan, subject to approval of the Bankruptcy Court after the upcoming confirmation hearing. However, we cannot assure you that the Plan will be confirmed by the Bankruptcy Court. Section 1129 of Chapter 11 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the debtors were liquidated under Chapter 7 of the United States Bankruptcy Code. MCG PCS, Inc., the largest shareholder of Leap, and others have objected to the Plan. MCG has indicated that it intends to challenge vigorously the confirmation of the Plan at confirmation hearings scheduled to commence the week of September 29, 2003. MCG also has objected to the confirmation hearings proceeding as scheduled, and the Bankruptcy Court has scheduled a hearing to consider these objections on September 25, 2003. There can be no assurance that the confirmation hearings will be conducted on the current schedule, or that the Bankruptcy Court will conclude the Plan satisfies the requirements of Section 1129. If the Bankruptcy Court does not confirm the Plan, we would be required to submit and seek approval of an alternative plan of reorganization. We can give no assurances that we would be successful in these efforts. If we fail to obtain confirmation of the Plan prior to the expiration or termination of the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors may then file a proposed plan of reorganization for us.

     We cannot predict with certainty the length of time we will operate under the protection of Chapter 11 or the effect of the Chapter 11 proceedings on our business or on the interests of our stakeholders. Lengthy Chapter 11 proceedings are likely to adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers.

     The Plan provides for certain conditions that must be fulfilled prior to its effective date. Therefore, even if the Bankruptcy Court confirms the Plan, consummation of the Plan will likely be dependent upon a number of conditions typical in restructurings, as well as FCC approval for the transfer of licenses associated with the change of control that will occur upon our emergence from bankruptcy. We cannot guarantee that the conditions to the effectiveness of the Plan will be met (or waived). Accordingly, we can provide no assurances that the Plan will be consummated and the restructuring completed. If the Plan is not consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which would substantially erode the value of our enterprise to the detriment of all stakeholders.

Our Chapter 11 Proceedings Resulted in a Negative Public Perception of Leap and Cricket That Has Adversely Affected Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

     We believe that our Chapter 11 filings have negatively impacted the public perception of Leap, Cricket and their subsidiaries. If, due to negative press articles or otherwise, our current and potential customers perceive us as a company with financial difficulties, they may decide not to purchase our products or services. During the three months ended June 30, 2003, the quarter in which Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11, the number of Cricket customers decreased by approximately 54,000 to approximately 1,460,000 customers at June 30, 2003. Previously, Cricket had never experienced a decline in total customers from one quarter to another. Our ability to attract and retain customers may continue to be adversely affected by our Chapter 11 filings, which could have a material negative impact on our liquidity and results of operations. Similarly, in light of the bankruptcy filings, our suppliers may also decide to no longer supply us with their products or services or to supply those products and services to us only on less favorable terms. Negative public perception could also adversely impact our future access to additional capital, make it more difficult to hire and retain key employees and have other material adverse effects on our business, results of operations and financial condition.

Certain Claims and Interests, Including the Leap Common Stock, Warrants and Options, Will Be Cancelled and the Holders of Those Claims and Interests Will Receive No Distributions Under the Plan of Reorganization

     Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. For example, under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. Although the ultimate recovery to our creditors and common stockholders, if any, will not be determined until the confirmation and effectiveness of a plan of reorganization, under our proposed Plan of Reorganization, the outstanding shares of Leap common stock, warrants and options will be cancelled, and the holders of Leap common stock, warrants and options will receive no distributions under the Plan.

     Under the Plan, the holders of allowed general unsecured claims against Leap will receive distributions representing a fraction of the amount of their claims, and the holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan.

     Under any plan of reorganization in the Chapter 11 proceedings, management of Leap expects that there will be no value flowing to Leap as a result of its ownership interest in the Cricket companies, that unsecured claims against Leap will be satisfied at a fraction of their face value, and that there will be no value available for distribution to the common stockholders of Leap. As a result, any investment in Leap or Cricket is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

We Will be Required to Pay Cure Amounts for Contracts We Accept and Will be Subject to Damage Claims for Contracts We Reject and We May Be Prohibited from Assuming Certain Intellectual Property Licenses

     Under bankruptcy law, debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. (An executory contract is one in which the parties have mutual obligations still to perform). Unless otherwise agreed, the assumption of a contract will require us to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Under the Plan, the cure amounts for all executory contracts and leases assumed by Leap, Cricket or any other debtor will be the responsibility of reorganized Cricket. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Petition Date, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. We expect that liabilities subject to the proceedings will arise in the future as a result of cure amounts owed for contracts that are accepted and damages owed as a result of the rejection of contracts.

     We license the use of patents and copyrights from various suppliers of software to us. There is a risk that the Bankruptcy Court could find that, absent the consent of the other party, we would be unable to assume these licenses and would no longer be entitled to use such software. If we are unable to assume intellectual property licenses that we have relied upon in prior periods, the loss of such licenses could have an immediate and material adverse effect on our business, results of operations and financial condition.

We Have Incurred, and Expect to Continue to Incur, Significant Costs Associated with the Chapter 11 Proceedings

     We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, is expected to have a significant adverse effect on our results of operations. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

In Their Audit Report, Our Independent Accountants Express Substantial Doubt About Our Ability to Continue as a Going Concern

     Our independent accountants have included a “going concern” paragraph in their audit report on our audited 2002 financial statements. The audit report states that our Chapter 11 filings raise substantial doubt about our ability to continue as a going concern. Our financial statements assume we will continue as a going concern, but our ability to do so will require a successful restructuring of our outstanding indebtedness and may require obtaining additional financing. Failure to achieve these objectives could lead to the financial failure of our company.

Our Failure to Reach Agreement with Our Network Equipment Vendors Concerning the Terms Under Which Cricket Will Assume Its System Equipment Purchase Agreements Could Have a Material Adverse Effect on Our Business Following Completion of the Bankruptcy Proceedings

     Cricket has entered into purchase agreements with each of Lucent, Nortel and Ericsson for the purchase of network infrastructure products and services. Prior to filing its bankruptcy petition, Cricket transferred equipment, software, licenses and certain contract rights under the Lucent, Nortel and Ericsson purchase agreements to each of Cricket Performance I, Inc., Cricket Performance II, Inc. and Cricket Performance III, Inc., respectively. Each of these transferees is a Delaware corporation and wholly owned subsidiary of Cricket. None of Cricket Performance I, Inc., Cricket Performance II, Inc. or Cricket Performance III, Inc. have filed for bankruptcy.

     Cricket and Lucent are currently negotiating the terms under which Cricket may assume its purchase agreement with Lucent, if at all. In connection with those negotiations, Lucent has challenged the validity of the pre-petition transfers of equipment, software, licenses and contract rights to Cricket Performance I, Inc. However, Cricket believes the transfers were valid. Lucent and Cricket continue to negotiate with respect to outstanding disputes under the purchase agreement and a possible assumption of the purchase agreement. If the parties do not reach agreement, their disputes concerning the purchase agreement may be brought before the Bankruptcy Court for resolution. Failure to reach an agreement could eventually lead to Cricket’s rejection of the Lucent purchase agreement, and to a decision by Lucent not to sell products and services to Cricket following the bankruptcy reorganization, including software enhancements and upgrades. A failure by Cricket and Lucent to resolve their current disputes concerning the purchase agreement could have a material adverse effect on Leap, Cricket and Cricket Performance I and their businesses following the effective date of the Plan.

     Cricket and Nortel currently are negotiating the terms under which Reorganized Cricket may assume Cricket’s purchase agreement with Nortel, if at all. Nortel disputes the validity of Cricket’s transfer of equipment, software, licenses or other contract rights to Cricket Performance II. Among other things, Nortel asserts that its contract expressly states that it may not be assigned by Cricket without the express prior written consent of Nortel, which consent was not given. However, Cricket believes that the transfers were valid. If the parties do not reach agreement, their disputes concerning the purchase agreement and the assignment of portions thereof may be brought before the Bankruptcy Court for resolution. A failure by Cricket and Nortel to resolve their disputes concerning the purchase agreement could eventually lead to Cricket’s rejection of the Nortel purchase agreement, and to a decision by Nortel not to sell products and services to Cricket following the bankruptcy reorganization, including software enhancements and upgrades. A failure by Cricket and Nortel to resolve their current disputes concerning the purchase agreement could have a material adverse effect on Leap, Cricket and Cricket Performance II, Inc. and their businesses following the effective date of the Plan.

     Cricket and Ericsson currently are negotiating the terms under which Reorganized Cricket may assume Cricket’s purchase agreement with Ericsson, if at all. A failure by Cricket and Ericsson to agree on the terms under which the purchase agreement will be assumed could have a material adverse effect on Leap, Cricket and Cricket Performance III, Inc. and their businesses following the effective date of the Plan.

Our Failure to Remain Qualified to Hold C-Block and F-Block Licenses Could Have a Material Adverse Effect on Our Business and Our Financial Condition and Results of Operations and On Our Ability to Obtain FCC Approval of a Plan of Reorganization

     Our business plan depends on our operation of C-Block and F-Block licenses. We may acquire and operate C-Block and F-Block licenses only if we qualify as an “Entrepreneur” under FCC rules or the first coverage deadline on these licenses has been met.

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

     In addition, the deemed transfer of control of our wireless licenses in connection with any plan of reorganization under the Chapter 11 proceedings will require FCC approval. If we fail to remain qualified to hold C-Block and F-Block licenses, that failure could adversely affect our ability to obtain FCC approval of the Plan and/or could substantially delay obtaining such approval. Any failure to obtain or substantial delay in obtaining FCC approval of the Plan could result in our Chapter 11 proceedings being converted into Chapter 7 liquidation proceedings, which would substantially erode the value of our enterprise to the detriment of all stakeholders.

MCG PCS, Inc. and Others have Objected to Our Plan of Reorganization and May Oppose the Confirmation of Our Plan at the Upcoming Confirmation Hearings

     MCG PCS, Inc., the largest shareholder of Leap, has objected to the Plan and a number of other important positions taken by the debtors in connection with their Chapter 11 proceedings. Although MCG PCS has not generally prevailed in any of its various attempts to undermine the debtors’ reorganization process, MCG PCS’s actions have led to substantial delays in the process. The debtors expect that MCG PCS will vigorously contest the confirmation of the Plan at the upcoming confirmation hearings, which could lead to further delay. If MCG PCS or others who have objected to the Plan are successful in preventing confirmation of the Plan, their efforts could impede our ability to timely emerge from Chapter 11. Lengthy Chapter 11 proceedings may adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers, and could eventually substantially erode the value of our enterprise to the detriment of all stakeholders.

     The Official Unsecured Creditors’ Committee and the informal committee of Cricket’s senior secured creditors have urged the creditors they represent to vote in favor of the Plan. However, if the Plan is substantially delayed or is not confirmed, these committees could abandon their support of the Plan. Disagreements between us and these committees could also lengthen the Chapter 11 proceedings and negatively impact us and our stakeholders.

Our Shares are Not Listed on the NASDAQ National Market System or Any Other Major Exchange and are Not Likely to Be Listed Following Completion of Our Bankruptcy Proceedings

     The fact that our shares are not listed on the NASDAQ National Market System or any other major exchange could reduce the liquidity of our common stock and make it more difficult for a stockholder to obtain accurate quotations as to the market price of our common stock. The market price of Leap common stock has declined significantly since the beginning of 2002 and is likely to continue to decline in the future. The last sale price of Leap’s common stock on the OTC Bulletin Board on September 17, 2003, was $0.03 per share. In addition, under the Plan, our existing equity securities will be cancelled without any distributions to holders of Leap common stock. As a result, any investment in Leap common stock is highly speculative.

     Under the Plan, new equity securities of Leap will be issued to various classes of our creditors upon our emergence from Chapter 11. It is likely that Leap will not continue to be a publicly-held company after emerging from Chapter 11, and that the new equity securities of Leap issued under the Plan will not be listed on the NASDAQ National Market System or any other exchange or the OTC Bulletin Board. Reduced liquidity of our common stock also may reduce our ability to access the capital markets in the future.

Negative Perceptions Generated by our Bankruptcy, Coupled With Continuing Economic Uncertainty and Increased Competition in the Wireless Telecommunications Market, Adversely Affects Our Ability to Predict Future Performance

     We believe that our Chapter 11 filings negatively impacted the public perception of Leap, Cricket and their subsidiaries. Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 on April 13, 2003. As of June 30, 2003, Cricket had approximately 1,460,000 subscribers, down approximately 54,000 subscribers from March 31, 2003. Previously, Cricket had never experienced a decline in total customers from one quarter to another.

     Our business plan and estimated future operating results are based on estimates of key operating metrics, including:

•	customer growth;

•	customer churn;

•	average monthly revenue per customer;

•	losses on sales of handsets and other customer acquisition costs; and

•	other operating costs.

     Our Chapter 11 filings, coupled with the continuing economic uncertainty, and increased competition in the wireless telecommunications market have created a level of uncertainty that affects our ability to predict future customer growth, as well as other key operating metrics that are dependent on customer growth.

We Have Experienced Net Losses Since Inception, We Anticipate Significant Losses for the Next Several Years, and We May Be Unable to Become Profitable

     Leap and its subsidiaries experienced net losses of $377.3 million for the six months ended June 30, 2003, $664.8 million in the year ended December 31, 2002, $483.3 million in the year ended December 31, 2001, $0.2 million in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of a reorganized Leap or Cricket.

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

Our Planned and New Services May Not Be Successful

     We currently have several new services that are in development. In addition, we recently launched a new service that bundles certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. These planned and new services may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

We Face Increasing Competition, and Some Major Carriers Have Offered Service With Increasingly Large Bundles of Minutes of Use at Increasingly Low Prices, Which Could Have a Material Adverse Effect on Demand For the Cricket Service

     The telecommunications industry generally is very competitive and competition is increasing. Unlike many wireless providers, we intend to compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

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

If Our Strategies to Reduce and Control Customer and Dealer Fraud Are Not Successful, It Could Have a Material Adverse Impact On Our Business

     During the first quarter of 2002, we experienced a significant increase in the occurrence of credit card, subscription and dealer fraud over that previously experienced. The increase in fraud increased costs, reduced revenue, reduced calculated average revenue per user and increased handset subsidy costs, which caused our costs per gross addition to be higher than it otherwise would have been. In response, we instituted more timely and targeted dealer performance and inventory monitoring systems, eliminated some of our indirect distribution locations, and enacted various customer and credit card validation procedures as well as policies to require cash payment from any customer identified as using fraudulent credit card information. We have strategies to detect and deal with these new efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if these strategies are not successful in detecting and controlling fraud in the future, it could have a material adverse impact on our financial condition and results of operations.

The Loss of Key Personnel, Difficulty Attracting and Retaining Qualified Personnel, and Changes in Management Could Harm Our Business

     We believe our success depends on the contributions of a number of our key personnel. In material part due to our announcement of restructuring discussions and subsequent Chapter 11 filings, we are experiencing higher than normal turnover, including turnover of individuals at the senior vice president and vice president levels. These losses of key individuals, and particularly the cumulative effect of these losses, may have a material, adverse impact on our ability to manage and operate our business. We do not maintain “key person” life insurance on any employee. We also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filings, which could adversely affect our business operations and financial condition. In addition, under the Plan, a new Board of Directors of Leap will be appointed consisting of a majority of new directors and one existing director as of the effective date of the Plan, and there will be a new stockholder base as well. We cannot assure you that a new Board of Directors or new stockholders would maintain the current direction of the company or that a new Board of Directors would retain the current management team.

If We Are Unable to Find Parties Willing to Supply or Finance New Equipment and Services, We May Be Unable to Maintain or Expand Our Telecommunications Networks

     Although we have launched service and substantially completed our networks in all markets in our initial buildout plans, over time we will need to improve the coverage and capacity of our existing networks through the installation of additional network equipment. However, we have not paid certain amounts we owe to Lucent, Nortel and Ericsson under our respective equipment purchase agreements with these suppliers. Our purchase agreements with Lucent and Nortel now require that we pay for purchases in advance, and Ericsson has indicated to us that it requires similar payment terms. We may not have cash available for purchases from these vendors that are necessary to improve the coverage and capacity of our existing networks. In addition, our trade creditors may refuse to supply us, may restrict their supply to us or may condition their supply to us upon pre-payment. We may not be able to find other vendors, trade creditors or third parties to supply us on terms that are acceptable to us, or at all. If our existing vendors and trade creditors cease supplying us and we are unable to secure alternate suppliers and trade creditors, our business would be materially adversely affected.

We Rely Heavily on Third Parties to Provide Specialized Services. A Failure by Such Parties to Provide the Agreed Services Could Materially Affect our Operations and Financial Condition.

     We depend heavily on suppliers and contractors with specialized expertise to efficiently operate our business. For example, we rely on third party suppliers such as Lucent, Nortel and Ericsson to provide us with replacement parts for our networks, to help us maintain our telecommunications network software, and to update that software, including updates that allow us to comply with governmental mandates relating to numerous matters, such as governmental mandates concerning number portability (i.e. a customers’ ability to transfer the phone number to another wireless carrier) and law enforcement programs such as the Communications Assistance for Law Enforcement Act (CALEA). In addition, we rely on specialized vendors to assist us in operating customer call centers and generating and distributing customers’ bills. In addition, a majority of new subscribers purchase handsets for Cricket service from third-party retailers rather than from Cricket stores. Some retailers may choose to direct potential subscribers to competitors’ products that offer higher sales commissions to the retailer. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Some vendors, including software vendors, are the exclusive sources of their products. Further, because of the time lags associated with transferring complex responsibilities from one vendor to another, the disruption to our business could materially affect our operations and financial condition even if alternative vendors were available to eventually replace any vendor that failed to provide the services we contracted to receive.

     As noted above, a majority of new customers purchase handsets from third party retailers. Although these retailers own the handsets they sell to customers, the Company follows the typical industry practice of subsidizing the cost of handsets to retailers to facilitate the sale of handsets to customers. As a result, if third party retailers lose a substantial number of subsidized handsets (for example, through fire or theft), our cost of acquiring customers, typically referred to as “cost per gross addition” or “CPGA,” will increase. In addition, third party suppliers package and distribute our handsets and repair and refurbish handsets that have been returned to us. Although our contracts with these suppliers require them to insure our handsets while in their possession, we may not be completely reimbursed if such suppliers lose or damage a substantial number of our handsets.

If Call Volume Under Our Cricket Flat Price Plans Exceeds the Capacity of Our Wireless Networks, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Affect On Our Competitive Position

     Our Cricket strategy is to offer consumers wireless service that allows them to make virtually unlimited calls within a local area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. Our current plans assume, and our experience has shown, that our Cricket customers use their handsets approximately 1,300 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our networks cannot handle the call volumes they experience, our competitive position and business prospects could be materially adversely affected.

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

Further Declines in the Fair Value of Our Wireless Licenses Below Their Carrying Value Could Ultimately Result in Additional Impairment Charges

     During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Based on the current difficulties being experienced within the telecommunications and wireless industries, wireless license prices in future FCC auctions or selling prices observed in future wireless license transactions could decline further and, as a result, the value of our wireless licenses could be subject to further impairment losses in the future. The outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our wireless licenses as a result of fresh start reporting.

Declines in Our Operating Performance or Changes in Our Business Climate Could Ultimately Result in an Impairment of Our Long-Lived Assets

     We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compare our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets in performing our impairment tests. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our long-lived assets. In addition, the outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our long-lived assets as a result of fresh start reporting. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our long-lived assets on our balance sheet.

Our Issuance of Shares to MCG PCS, Inc. Qualifies, and Implementation of Our Plan of Reorganization is Likely to Qualify, as a Change in Our Ownership under Internal Revenue Code Section 382 and Limits Our Ability to Use Our Net Operating Loss and Credit Carryforwards

     Our issuance of 21,020,431 shares to MCG PCS, Inc. in August 2002 caused a “change in ownership” under Internal Revenue Code Section 382. Accordingly, there are significant annual limitations on our ability to use our net operating loss and capital loss carryforwards. Under the Plan, there will also be an additional change in our ownership as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which may result in a further limitation on our ability to use our net operating loss and capital loss carryforwards. If there is a significant elimination or reduction of our outstanding indebtedness as a result of the Chapter 11 filings, we will realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such income realized. If the amount of the cancellation of indebtedness income exceeds the amount of our net operating loss and capital loss carryforwards, we may be required to reduce other tax attributes (e.g., tax basis in our assets) by the amount of such excess. The Plan contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will not result in significant income tax to Leap or its subsidiaries; however, if any changes to the Plan or additional mergers and transfers cannot be structured in a tax-efficient manner, we may owe significant income taxes as a result.

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

We May Not Satisfy the Coverage Deadlines and Geographic Coverage Requirements Applicable to Our Wireless Licenses, Which May Result in the Revocation of Some of Our Wireless Licenses or the Imposition of Fines and/or Other Sanctions

     Our wireless licenses include provisions that require us to satisfy certain coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one third of the population within five years and two thirds of the population within ten years. Some of our wireless licenses, with an aggregate carrying value of approximately $44.3 million at June 30, 2003, have initial coverage deadlines in 2004. We have met the coverage requirements in all markets where we currently offer Cricket service. However we have not satisfied the minimum coverage requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties. We estimate that it would cost approximately $7-$8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. Those markets with initial coverage deadlines in 2004 that we have not yet satisfied are identified in the table under the heading “Business—Cricket Business Operations—Wireless Licenses” included in Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. We intend to either satisfy the minimum coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet met the coverage requirement before the deadline. However, we cannot assure you that we will be able to satisfy the minimum coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with the FCC’s coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that expire in the near future. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company’s variable rate long-term debt ceased accruing interest as of the Petition Date as a result of the Company’s Chapter 11 filings. Payments of principal and interest due under the variable rate long-term debt are generally stayed during the pendency of the Chapter 11 proceedings.

     Hedging Policy. Leap has entered into interest rate cap agreements which fix or limit a portion of the interest cost to Cricket and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.). These agreements are accounted for at fair value and marked to fair value at each period end. The interest rate cap agreements do not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s disclosure controls and procedures have been designed to provide a reasonable level of assurance of achieving the desired control objectives, but no matter how well designed and operated, can provide no more than such reasonable assurance. In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, including consideration of the issues noted in this Item 4, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level, except with respect to the matter discussed in the first paragraph of subsection (b) below.

     (b)  Changes in Internal Controls

     Previously, the Company’s procurement processes did not accurately track network construction change orders generated in the field. This significant deficiency resulted from the high volume of network construction activity occurring during the design and launch of the Company’s networks, the outsourcing of significant portions of the network asset procurement processes to the Company’s equipment vendors, and internal control weaknesses in the Company’s procurement process. New construction related to market build-out activity has been substantially reduced, in large part due to the completion of the network build-out. In addition, management has implemented a software system, and will continue to implement improvements to the procurement process, that further enhance the Company’s ability to effectively track and report new purchase commitments, including change orders, and asset transfers. Management has also adopted a plan to perform a physical inventory of network assets and to design and develop a software system that will supplement the existing procurement system to more effectively report change orders. The physical inventory is expected to be completed by March 31, 2004 and the software system is expected to be deployed by December 31, 2004. In the interim, the Company has and will continue to perform selective physical counts of our network assets in the field.

     Our wireless network assets are situated at more than 2,500 different locations. From time to time, we relocate certain of these assets in order to optimize our network coverage and asset utilization. However, our existing control procedures are not sufficient to ensure that assets transferred from one location to another are adequately tracked. We believe the control improvements that we are implementing as described in the preceding paragraph will improve our internal controls over the tracking of our network assets and will enhance our ability to monitor and account for the movement or abandonment of assets on a timely basis.

     Management believes that given the interim procedures performed, as described above, the amounts presented in accompanying financial statements for property, plant and equipment, and associated depreciation are fairly presented.

     During the latter part of 2002, we adopted new pricing and payment plans that required us to recognize revenue for different classes of customers at different points in time. For the period ended March 31, 2003, we indicated that improvements to our information systems were being developed to allow us to systematically recognize revenue in accordance with the provisions of the new plans. Management implemented the new system to recognize revenue in the period ended June 30, 2003. We believe that the newly implemented revenue reporting system allows us to systematically recognize revenues from our customers regardless of the pricing plans that apply to them.

     For the period ended March 31, 2003, we reported that a significant portion of our inventory held for resale was located at facilities managed by third-party dealers and distributors and that control improvements were necessary to track movement and related costs of such inventory, including cycle counting on a systematic basis to ensure the reasonable accuracy of the on-hand inventory balances. In the period ended June 30, 2003, we completed the implementation of an improved inventory tracking and reporting software module, and we executed physical inventory counts at select locations where our system balances did not equal the third-party’s balance and other pre-determined criteria. We believe that the approximately $10.7 million of inventory located at third party dealers and distributors included in the Company’s condensed financial statements for the period ended June 30, 2003 is fairly presented. We are designing and implementing additional procedures related to routine and recurring cycle counts for all third-party locations to further improve our inventory controls.

     There have been no other significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     On April 13, 2003 (the “Petition Date”), Leap, Cricket Communications Inc. and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-LA to 03-03535-LA). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On July 31, 2003, the Bankruptcy Court approved the debtors’ Fifth Amended Joint Plan of Reorganization, referred to in this report as the Plan, and the accompanying Disclosure Statement. The debtors mailed the Plan and Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan on or about August 7, 2003. On August 4, 2003, the debtors filed a motion with the Bankruptcy Court seeking to extend the period during which the debtors have the exclusive right to propose and file a plan of reorganization to December 9, 2003 and to extend the period within which to solicit acceptance of the Plan to February 9, 2004. However, there can be no assurance that the Bankruptcy Court will grant such an extension. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11. The Chapter 11 cases are discussed in greater detail in Part I of this report and in Leap’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against the Company, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired the Company’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another and each alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of the Company’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of the Company’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of the Company’s assets in its financial statements. The actions sought an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities litigation. On May 23, 2003, the plaintiffs filed an amended complaint which reiterated the claim of misrepresentation related to the impairment tests for the Company’s wireless licenses and added claims that misrepresentations were made regarding certain business metrics related to the operation of the Company’s subsidiary, Cricket Communications. The amended complaint only named Harvey White and Susan Swenson as defendants. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states that the amended complaint fails to plead any facts which show that any representations made by the Company were false or that any of the alleged misrepresentations caused a change in the value of the Company’s shares. No class has yet been certified in these actions. Although the Company is not a defendant in the case, plaintiffs continue to pursue the individual defendants. In conjunction with the Chapter 11 bankruptcy proceedings, the two named defendants have filed claims for indemnity against the debtors, including the Company.

     On December 31, 2002, several members of American Wireless Group, LLC filed a lawsuit against various officers and directors of the Company in Mississippi state court (the “Whittington Lawsuit”). The complaint alleges that the Company failed to disclose material facts regarding a dispute between the Company and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to the Company. The dispute with MCG resulted in an arbitration proceeding in 2002 between MCG and the Company. The Company is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for the Company’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that the Company made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against the Company.

     In a related action, on June 6, 2003, American Wireless Group, LLC filed a lawsuit in Mississippi state court (the “AWG Suit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. The Company is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against the Company.

     On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in New York state court on behalf of the Company against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of the Company’s debt securities on February 23, 2000. The Company was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. The Company believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on the Company. In response, the Company filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against the Company. Plaintiff claims that the automatic stay should not apply in this instance, but has not taken any action to proceed with the lawsuit or to lift the stay. The Company is named as a nominal defendant in the case, and management does not believe that the outcome of this case will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     Leap also refers readers of this report to those legal proceedings described in its Annual Report on Form 10-K/A for the year ended December 31, 2002 under Item 3 and those legal proceedings described in its Quarterly Report on Form 10-Q for the three months ended March 31, 2003 under Part II, Item 1.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

(a)  As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, and the obligations under those notes have been accelerated. As of the date of this report, Leap had $225.0 million ($178.2 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

     Leap’s wholly owned subsidiary, Cricket Communications, Inc., has entered into purchase agreements and senior secured vendor credit facilities with each of Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Credit AB and an affiliated entity for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities has been accelerated. As of the date of filing this report, Cricket is in default under the senior secured vendor credit facilities by approximately $1,619.2 million ($1,584.3 million, net of discount) in accreted value of principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and payments of amounts owing under the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On September 12, 2003, the Company announced that Harvey P. White, its chairman and chief executive officer, has indicated that he intends to retire as CEO. Mr. White will continue as CEO until a new CEO is selected and approved by the Board. The Company also announced that it has initiated a search for a new CEO, which includes both internal and external candidates.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Index to Exhibits:

Exhibit
Number	Description of Exhibit

2.1(1)	Fifth Amended Joint Plan of Reorganization, dated as of July 30, 2003.

2.2(1)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization, dated as of July 30, 2003.

10.33(2)	Form of Severance Benefits Agreement.

10.33.1(2)	Schedule to Form of Severance Benefits Agreement.

Exhibit
Number	Description of Exhibit

10.34(2)	Severance Benefits Agreement, dated May 27, 2003, between the Registrant, Cricket Communications, Inc. and Robert J. Irving.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(2)	Filed herewith.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b)  Reports on Form 8-K.

(1) Current Report on Form 8-K, dated April 13, 2003, filed with the SEC on April 14, 2003. Item 3 reported, relating to Leap and substantially all of its subsidiaries having filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Court”).

(2) Current Report on Form 8-K, dated April 15, 2003, filed with the SEC on April 21, 2003. Items 7 and 12 reported, pursuant to which Leap furnished to the SEC a press release it issued regarding its results of operations for the fourth quarter and year ended December 31, 2002.

(3) Current Report on Form 8-K, dated May 15, 2003, filed with the SEC on May 16, 2003. Items 7 and 12 reported, pursuant to which Leap furnished to the SEC a press release it issued regarding its results of operations for the first quarter ended March 31, 2003.

(4) Current Report on Form 8-K, dated July 3, 2003, filed with the SEC on July 7, 2003. Items 7 and 9 reported, attaching as exhibits thereto Leap’s and Cricket’s monthly operating reports for the months of April and May 2003 filed with the United States Trustee as required by federal bankruptcy law.

(5) Current Report on Form 8-K, dated July 8, 2003, filed with the SEC on July 11, 2003. Items 5 and 7 reported, relating to Leap and Cricket having filed a Third Amended Joint Plan of Reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court, and attaching as exhibits thereto the Plan and Disclosure Statement.

(6) Current Report on Form 8-K, dated July 18, 2003, filed with the SEC on July 23, 2003. Items 5 and 7 reported, relating to Leap and Cricket having filed a Third Amended Joint Plan of Reorganization, as Modified (the “Plan”), and related disclosure statement (the “Disclosure Statement”) with the Court, and attaching as exhibits thereto the Plan and Disclosure Statement.

(7) Current Report on Form 8-K, dated July 21, 2003, filed with the SEC on July 31, 2003. Items 7 and 9 reported, attaching as exhibits thereto Leap’s and Cricket’s monthly operating reports for the month ended June 30, 2003 filed with the United States Trustee as required by federal bankruptcy law.

(8) Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003. Items 5 and 7 reported, relating to (i) Leap and Cricket having filed a Fifth Amended Joint Plan of Reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court, (ii) the Court’s approval of the Disclosure Statement, (iii) the Court’s authorization of the Company to begin soliciting approval of the Plan and (iv) the Company’s announcement of its intent to stop offering service in Hickory, North Carolina, one of the markets in our 40 Market Plan, effective September 30, 2003. The Plan and Disclosure Statement were filed as exhibits to the Current Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: September 23, 2003	By:	/s/ HARVEY P. WHITE

Harvey P. White
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 23, 2003	By:	/s/ STEWART D. HUTCHESON

Stewart D. Hutcheson
Chief Financial Officer
(Principal Financial Officer)