Form 10-Q
period 2003-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2003-11-21
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     The number of shares of registrant’s common stock outstanding on November 17, 2003 was 58,704,224.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2003

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$160,971	$100,860
Short-term investments	111,182	80,205
Restricted cash equivalents and short-term investments	12,188	25,922
Inventories	13,332	30,403
Other current assets	50,115	28,504

Total current assets	347,788	265,894
Property and equipment, net	886,858	1,106,856
Wireless licenses, net	559,375	729,200
Other assets	64,247	61,752

Total assets	$1,858,268	$2,163,702

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$73,681	$85,358
Amounts payable to equipment vendors	––	55,077
Debt in default	73,578	2,209,984
Other current liabilities	49,593	59,895

Total current liabilities not subject to compromise	196,852	2,410,314
Other long-term liabilities	53,332	50,174

Total liabilities not subject to compromise	250,184	2,460,488
Liabilities subject to compromise (Note 5)	2,328,933	—
Commitments and contingencies (Notes 2 and 7)
Stockholders’ deficit:
Preferred stock—authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.0001 par value, 58,704,224 shares issued and outstanding at September 30, 2003 and December 31, 2002	6	6
Additional paid-in capital	1,156,379	1,156,379
Unearned stock-based compensation	(600)	(986)
Accumulated deficit	(1,875,668)	(1,450,994)
Accumulated other comprehensive loss	(966)	(1,191)

Total stockholders’ deficit	(720,849)	(296,786)

Total liabilities and stockholders’ deficit	$1,858,268	$2,163,702

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Service revenues	$160,849	$143,561	$483,912	$415,971
Equipment revenues	32,034	11,612	78,462	30,525

Total revenues	192,883	155,173	562,374	446,496

Operating expenses:
Cost of service (exclusive of items presented separately below)	(47,849)	(51,534)	(153,918)	(136,937)
Cost of equipment	(49,188)	(58,603)	(132,994)	(202,777)
Selling and marketing	(21,610)	(32,719)	(65,353)	(95,636)
General and administrative	(38,723)	(38,991)	(126,706)	(135,699)
Depreciation and amortization	(74,903)	(70,342)	(226,055)	(201,205)
Impairment of indefinite-lived intangible assets (Note 3)	––	(26,919)	(171,140)	(26,919)
Disposal of long-lived assets and related charges (Note 3)	(4,083)	––	(22,721)	––

Total operating expenses	(236,356)	(279,108)	(898,887)	(799,173)
Gains on sale of wireless licenses	3,117	––	4,589	364

Operating loss	(40,356)	(123,935)	(331,924)	(352,313)
Gain on sale of unconsolidated wireless operating company	––	39,518	––	39,518
Interest income	1,380	1,295	2,845	4,716
Interest expense (contractual interest was $62.0 million and $184.7 million for the three and nine months ended September 30, 2003, respectively)	(2,356)	(58,379)	(82,307)	(168,528)
Other income (expense), net	(19)	(87)	(187)	13

Loss before reorganization items and income taxes	(41,351)	(141,588)	(411,573)	(476,594)
Reorganization items (Note 3)	(3,975)	––	(7,029)	––

Loss before income taxes	(45,326)	(141,588)	(418,602)	(476,594)
Income taxes	(2,091)	(1,398)	(6,072)	(21,629)

Net loss	$(47,417)	$(142,986)	$(424,674)	$(498,223)

Other comprehensive loss:
Foreign currency translation losses	––	(1,449)	––	(1,449)
Unrealized holding gains (losses) on investments, net	140	(364)	225	(1,355)

Comprehensive loss	$(47,277)	$(144,799)	$(424,449)	$(501,027)

Basic and diluted net loss per common share	$(0.81)	$(3.18)	$(7.23)	$(12.51)

Shares used in per share calculations:
Basic and diluted	58,704	44,920	58,704	39,819

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net cash provided by (used in) operating activities	$109,065	$(170,841)

Net cash used for reorganization items	(3,830)	––

Investing activities:
Purchase of property and equipment	(27,279)	(87,429)
Purchase of and deposits for wireless licenses	––	(2,853)
Refund of deposits for wireless licenses	––	74,230
Net proceeds from sale of wireless licenses	4,722	380
Net proceeds from sale of unconsolidated wireless operating company	––	22,241
Purchase of investments	(111,183)	(250,651)
Sale and maturity of investments	79,197	214,784
Restricted cash equivalents and investments, net	13,734	2,595

Net cash used in investing activities	(40,809)	(26,703)

Financing activities:
Proceeds from long-term debt	––	35,897
Repayment of debt in default and long-term debt	(4,365)	(19,673)
Issuance of common stock	50	440
Payment of debt financing costs	––	(5,949)

Net cash provided by (used in) financing activities	(4,315)	10,715

Net increase (decrease) in cash and cash equivalents	60,111	(186,829)
Cash and cash equivalents at beginning of period	100,860	242,979

Cash and cash equivalents at end of period	$160,971	$56,150

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Nature of Business

     Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in the Cricket business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket companies.” As of September 30, 2003, the Company provided wireless service in 39 markets.

Note 2. Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”) (jointly administered as Case Nos. 03-03470-All to 03-03535-All). These entities comprise substantially all of the operations of the Company. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

     The Company’s Chapter 11 filings raise substantial doubt about its ability to continue as a going concern.

Confirmation of Fifth Amended Joint Plan of Reorganization

     On July 30, 2003, the debtors filed their Fifth Amended Joint Plan of Reorganization (the “Plan”) and the accompanying disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan was the product of vigorous negotiations between the Company, the informal committee of Cricket’s senior secured vendor debtholders (the “Cricket Informal Creditors’ Committee”), the Official Unsecured Creditors’ Committee at Leap (the “Leap Official Creditors’ Committee”) and an informal committee of Leap’s noteholders (prior to the formation of the Leap Official Creditors’ Committee). Each of the Cricket Informal Creditors’ Committee and the Leap Official Creditors’ Committee recommended to the creditors it represents that they vote in favor of approval of the Plan. On July 31, 2003, after notice and prior hearings, the Bankruptcy Court approved the Disclosure Statement, and the debtors then mailed the Disclosure Statement and the Plan to the creditors entitled to vote on the Plan. The deadline to vote on the Plan was September 8, 2003. The Company received sufficient affirmative votes from creditors to confirm the Plan, subject to the approval of the Bankruptcy Court at the confirmation hearing, which began on September 30, 2003.

     On October 21, 2003, the debtors and the Cricket Informal Creditors’ Committee agreed pursuant to Section 8.05(e) of the Plan to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including an estimated $55 million of cure payments in connection with accepted contracts and leases, and (2) allowed priority claims against the Cricket companies through the effective date of the Plan.

     On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan. Upon satisfaction of the conditions precedent to effectiveness of the Plan, including receipt of all required regulatory approvals from the Federal Communications Commission (“FCC”) for the transfer of wireless licenses associated with the change of control that will occur upon the Company’s emergence from bankruptcy (such approval to be in form and substance reasonably acceptable to the Cricket Informal Creditors’ Committee), the debtors will emerge from Chapter 11. However, there can be no assurance that the conditions precedent to effectiveness of the Plan will be satisfied or that the Plan will become effective on a timely basis.

     The Company expects that it will take several months to obtain FCC approval for the change of control of licenses that will occur when the Company emerges from bankruptcy. The approval process may be delayed if one or more third parties file objections to the Company’s application for FCC approval. If the FCC determines that the Company will no longer be qualified to hold C-block and F-block licenses under applicable FCC rules or that the Company will otherwise not be entitled to the benefits afforded to a “small business” or “very small business” then, upon emergence from bankruptcy: (1) the Company may forfeit its right to continue to own its C-block and F-block licenses for which it has not then met the FCC’s minimum coverage requirements; (2) the Company’s $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) the Company may be required to pay approximately $4 million of unjust enrichment penalties. The Company expects that the FCC will approve the proposed transfer of control of its wireless licenses. However, there can be no assurance that the FCC will grant such approval or will determine that the Company remains qualified to hold C-block and F-block licenses upon its emergence from bankruptcy or that it will otherwise avoid “unjust enrichment” penalties.

     The Plan implements a comprehensive financial restructuring that significantly reduces the debtors’ outstanding indebtedness. In connection with the Plan, the debtors’ current long-term debt will be reduced from more than $2.3 billion to approximately $427 million as of the effective date of the Plan. Following is a summary of the material terms of the Plan.

     As of November 3, 2003 (the “Initial Distribution Date”) and regardless of whether or not the Plan becomes effective:

•	Holders of allowed general unsecured claims against Leap, including the holders of Leap’s 12.5% senior notes and 14.5% senior discount notes, received, on a pro rata basis, beneficial interests in a creditor trust (the “Leap Creditor Trust”). The initial trustee for the beneficiaries of the Leap Creditor Trust will be U.S. Bank National Association.

•	The Leap Creditor Trust received a cash distribution in the amount of $67.8 million, consisting of substantially all of Leap’s unrestricted cash, less a reserve for administrative claims, priority claims and other expenses in an aggregate amount of approximately $16 million (which amount was agreed upon by the debtors and the Leap Official Creditors’ Committee prior to the Initial Distribution Date).

•	Holders of Leap’s 12.5% senior notes received or will promptly receive an aggregate of approximately $200,000 in cash previously pledged to secure payments of interest to such noteholders. On or shortly after May 7, 2003, approximately $14.1 million of restricted cash that secured Leap’s obligations under its senior notes was distributed to the noteholders, as permitted by an order of the Bankruptcy Court.

•	The Plan implemented, as of the Initial Distribution Date, the settlements and releases of all intercompany claims among the debtors, as well as the settlements and releases by the debtors, their estates, the holders of Leap general unsecured claims and the current and former holders of Cricket’s senior secured vendor debt (and the administrative agents under such facilities) of all litigation claims that have been or may be asserted or filed by, through or in the name or right of any debtor, including any and all derivative claims, (1) arising out of or related to transfers of cash or property from Leap to non-Leap debtors or for the benefit of the current or former holders of Cricket’s senior secured vendor debt or the administrative agents, or (2) arising out of or related to the failure to transfer cash or property from Leap to any non-Leap debtor or for the benefit of the current or former holders of Cricket’s senior secured vendor debt or the administrative agents. These releases are set forth in Section 5.05 of the Plan.

     On the effective date of the Plan:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan.

•	Reorganized Leap will issue and contribute to reorganized Cricket Communications Holdings 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date. Reorganized Cricket Communications Holdings will contribute all of this new Leap common stock to reorganized Cricket for immediate distribution to holders of Cricket’s senior secured vendor debt claims.

•	As noted above, the holders of Cricket’s senior secured vendor debt claims will receive from reorganized Cricket, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date, as well as new senior secured notes with an aggregate face value of $350 million.

•	Reorganized Leap will issue and transfer (as applicable) to the Leap Creditor Trust: (1) 3.5% of the issued and outstanding shares of new Leap common stock as of the effective date, for distribution to holders of allowed Leap general unsecured claims, on a pro rata basis; and (2) other assets specified in the Plan which are to be liquidated by the Leap Creditor Trust with the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. These assets include a note receivable of $35.0 million that is currently in dispute with Endesa S.A. (“Endesa”) (Note 7), nine wireless licenses, Leap’s equity interest in IAT Communications, Inc., certain causes of action and avoidance actions and reimbursement of cash deposits previously made by Leap for contracts that will be assumed by reorganized Leap in connection with the bankruptcy proceedings.

•	The executory contracts and unexpired leases that are being assumed by the reorganized debtors in connection with the Plan generally will be assumed as of the effective date. Reorganized Cricket will pay all cure amounts associated with such contracts and leases. The Company estimates that the cure amount payments will be approximately $55 million in the aggregate.

•	The holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan.

     Also on the effective date of the Plan, Leap, Cricket and their subsidiaries will undertake certain restructuring transactions intended to streamline their corporate structure. As a result, (1) reorganized Cricket Communications Holdings will merge into reorganized Cricket, (2) reorganized Cricket will own 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies and (3) reorganized Leap will own 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries.

     Following the effective date of the Plan, after satisfaction of all allowed administrative claims and allowed priority claims against Leap, any remaining cash held in reserve by Leap will be distributed to the Leap Creditor Trust. If any Leap Creditor Trust assets are converted to cash after the Initial Distribution Date but prior to the effective date of the Plan, the cash proceeds will be transferred to the Leap Creditor Trust as soon as practicable upon such monetization, even though the effective date under the Plan has not yet occurred.

     If the Plan does not become effective by October 22, 2004, the anniversary of the confirmation of the Plan, and if the debtors elect and notify the Bankruptcy Court, then the confirmation order will be vacated, no additional distributions will be made under the Plan, and the debtors and the holders of all claims against the debtors will be restored to their status as of the day immediately preceding the confirmation of the Plan, except: (1) the holders of claims against Leap will be allowed to retain all assets distributed to them prior to the notice to the Bankruptcy Court; (2) the Leap Creditor Trust will retain its right to receive a distribution equal in value to the 3.5% of new Leap common stock it was to receive under the Plan; and (3) the debtors and their creditors shall be entitled to the benefit of the settlements and releases of intercompany claims and certain litigation claims contemplated by the Plan. If the Plan does not become effective, Cricket’s senior secured vendor creditors may seek to foreclose on the assets of the Cricket companies that have been pledged to secure the obligations under such facilities (with any such foreclosure subject to approval of the Bankruptcy Court), and Leap and its subsidiaries may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code.

     The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court, including the Plan and the accompanying Disclosure Statement, which were filed as Exhibits 2.1 and 2.2, respectively, to Leap’s Current Report on Form 8-K dated July 30, 2003. The Disclosure Statement also includes detailed information about the Plan.

Other Events

     As a result of the existing events of default under Cricket’s senior secured vendor credit facilities with Lucent Technologies, Inc. (“Lucent”), Nortel Networks, Inc. (“Nortel”), and Ericsson Credit AB and an affiliate (“Ericsson”), the credit facility lenders terminated their commitments under those agreements and the indebtedness under these facilities was accelerated. Substantially all of the indebtedness originally issued under the senior secured credit facilities has been resold to institutional investors by Lucent, Nortel, Ericsson and their transferees. As noted above, under the Plan, amounts owed under the credit facilities will be satisfied in full by payment to the holders of claims under such facilities of 96.5% of the outstanding shares of new Leap common stock as of the effective date and the issuance to such holders of new Cricket senior secured notes with an aggregate face value of $350 million. In addition, subsequent to the end of the third quarter, Cricket assumed its equipment purchase agreements with each of Lucent, Nortel and Ericsson, reached settlement agreements with these suppliers concerning amounts owed under such agreements, and paid approximately $22.3 million to satisfy the settlement amounts.

     In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The Company’s issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, the Company’s ability to utilize its net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan, there will be an additional ownership change in connection with the Company’s emergence from bankruptcy, which may further limit its ability to utilize its net operating loss and capital loss carryforwards. The Plan contemplates a significant reduction of the Company’s outstanding indebtedness and, as a result, the Company expects to realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, the Company may be required to reduce the tax bases of its assets by a portion of the excluded income. The Plan further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management of the Company believes that these mergers and transfers will occur pursuant to tax-deferred transactions.

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

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The Company has continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis while in bankruptcy because Leap and each of its subsidiaries that has filed for bankruptcy continues to manage its properties and operate its business as a debtor-in-possession; management expects, and the Plan contemplates, that Leap will remain the ultimate parent of each of its subsidiaries (subject to any merger among subsidiaries); Leap has the power to elect or cause the election of the board of directors of each of its subsidiaries during the course of the bankruptcy; and, except for assets to be transferred to the Leap Creditor Trust, management expects that Leap and its subsidiaries will retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.

Accounting Under Chapter 11

     As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for pre-petition debt that is subject to compromise, which include its senior notes, senior discount notes, senior secured vendor credit facilities, note payable and Qualcomm Incorporated term loan.

     The Company expects that, upon the effective date of the Plan, it will implement fresh start reporting under the provisions of SOP 90-7, because the reorganization value of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation are expected to receive none of the voting shares of the emerging entity on a non-temporary basis. Under fresh start reporting:

•	the Company’s reorganization value will be allocated to the fair value of its assets;

•	the Company’s liabilities will be stated at present values of amounts to be paid;

•	the Company’s accumulated deficit will be eliminated; and

•	the Company’s new equity will be issued according to the Plan.

     Based on a valuation prepared by the Company’s financial advisor, UBS Securities (formerly UBS Warburg), dated as of July 17, 2003, management believes that the Company’s reorganization value is approximately $560 million to $683 million based on an assumed effective date for the Plan of September 30, 2003. This reorganization value may change based upon events that occur prior to the actual effective date of the Plan.

     The Company anticipates that the implementation of fresh start reporting will have a material effect on its financial statements. As a result, the Company’s financial statements published for periods following the effective date of the Plan will not be comparable with those published before such plan is effective.

Reorganization Items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filings and are presented separately in the condensed consolidated statements of operations. For the three months ended September 30, 2003, reorganization items consisted of professional fees for legal, financial, advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process and related expenses, offset by the reversal of certain pre-petition liabilities related to contracts rejected in bankruptcy.

Revenues and Cost of Revenues

     For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis and for customers acquired prior to October 2002, generally are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, new customers pay for their service in arrears. The Company recognizes service revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. The Company also charges customers for service plan changes, activation fees and other service fees, and requires new customers on certain service plans to maintain active service for 12 months or be subject to an early termination fee. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and early termination fees and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21 on July 1, 2003, “Accounting for Revenue Arrangements with Multiple Deliverables,” the Company now recognizes revenues from activation fees as equipment revenue when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

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

     The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized no interest and $2.0 million of interest to property and equipment during the nine months ended September 30, 2003 and 2002, respectively.

     During the three and nine months ended September 30, 2003, the Company recorded charges of $2.7 million and $18.0 million, respectively, related to the disposal of certain network assets and capitalized costs associated with cell sites that the Company no longer expects to use in its business.

Wireless Licenses

     Wireless licenses are recorded at cost. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its wireless license costs. Wireless licenses to be disposed of by sale are carried at the lower of carrying value and fair value less costs to sell. At September 30, 2003 and December 31, 2002, wireless licenses to be disposed of by sale were not significant.

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

     In connection with the confirmation hearings for the Company’s Plan before the Bankruptcy Court, the Company hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses such as those held by the Company to provide management with a current estimate of the fair value of the Company’s wireless licenses and to testify as an expert witness in the Company’s bankruptcy proceedings. In connection with the Company’s receipt from this expert of a current valuation of the Company’s wireless licenses, management determined that it was appropriate to assess the potential impairment of the Company’s wireless licenses as of June 30, 2003, in accordance with SFAS No. 142.

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

     The Company previously adopted EITF Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that the Company’s wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

     The carrying value of the Company’s wireless licenses is likely to be reduced further in the future when the Company implements the fresh start reporting provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of the Company’s wireless licenses than the approach required by the impairment analysis under SFAS No. 142. See the “Accounting Under Chapter 11” subheading of this Note 3.

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

Recent Accounting Requirements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company performed an analysis of its potential liability for costs related to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which the Company’s network assets are located, based on historical experience of such costs incurred by the Company. Based on this analysis, management determined that the liability and related costs were not significant to the Company’s consolidated financial position or its results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations––Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or its results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. The Company adopted SFAS No. 146 on January 1, 2003. During the three and nine months ended September 30, 2003, the Company recognized $1.5 million and $4.8 million, respectively, in expense for accrued costs related to certain leases that the Company has ceased using before the contractual termination date.

     In November 2002, the EITF issued Issue No. 00-21. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The Company adopted EITF Issue No. 00-21 as of July 1, 2003 and, as a result, now recognizes revenues from activation fees as equipment revenue when received. During the three months ended

September 30, 2003, the Company recognized $4.5 million of equipment revenue for activation fees that would have been deferred and recognized as service revenue over a 12 month period if the Company had not adopted EITF Issue No. 00-21.

Stock-based Compensation

     The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. The Company recorded unearned stock-based compensation primarily related to its June 2000 acquisition of the remaining 5.11% of Cricket Communications Holdings that it did not already own. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation––Transition and Disclosure” on a prospective basis commencing on January 1, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or its results of operations.

     The following table shows the effects on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(47,417)	$(142,986)	$(424,674)	$(498,223)
Add back net amortization of stock-based compensation included in net loss	232	(264)	69	180
Less net pro forma compensation expense	(2,741)	(9,484)	(8,006)	(16,533)

Pro forma net loss	$(49,926)	$(152,734)	$(432,611)	$(514,576)

Basic and diluted net loss per common share:
As reported	$(0.81)	$(3.18)	$(7.23)	$(12.51)

Pro forma	$(0.85)	$(3.40)	$(7.37)	$(12.92)

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2003	2002

	(Unaudited)
Property and equipment, net:
Network infrastructure and leasehold improvements	$1,377,630	$1,359,803
Computer equipment and other	91,776	83,780
Construction in process	36,863	61,329

	1,506,269	1,504,912
Accumulated depreciation	(619,411)	(398,056)

	$886,858	$1,106,856

Accounts payable and accrued liabilities not subject to compromise:
Trade accounts payable	$15,835	$32,870
Accrued payroll and related benefits	12,747	8,851
Other accrued liabilities	45,099	43,637

	$73,681	$85,358

Other current liabilities not subject to compromise:
Accrued taxes	$18,136	$23,219
Deferred revenue	22,495	25,600
Interest payable	3,378	5,632
Other	5,584	5,444

	$49,593	$59,895

Supplementary Cash Flow Information (unaudited) (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Supplementary disclosure of cash flow information:
Cash paid for interest	$15,945	$20,380
Long-term financing to purchase equipment	––	199,650

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information:

     Basic and diluted net loss per common share were the same for the three and nine months ended September 30, 2003 and 2002. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (unaudited) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Employee stock options	7,188	9,199	7,188	9,199
Senior and senior discount unit warrants	2,830	2,830	2,830	2,830
Qualcomm Incorporated warrant	3,375	3,375	3,375	3,375
Warrant issued to Chase Telecommunications Holdings, Inc	95	95	95	95

Note 5. Liabilities Subject to Compromise

     Liabilities subject to compromise refer to liabilities of the Company incurred prior to the Petition Date that are with unrelated parties and, for the intercompany amounts presented in the guarantor subsidiary financial statements included in Note 8, related parties. Substantially all of the Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to the liabilities subject to compromise may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan, or other events.

     The following table summarizes the components of liabilities subject to compromise in the Company’s condensed consolidated balance sheet as of September 30, 2003 (unaudited) (in thousands):

September 30,
2003

Accounts payable and accrued liabilities	$49,073
Amounts payable to equipment vendors	57,923
Debt in default subject to compromise	2,199,988
Other current liabilities	15,839
Other long-term liabilities	6,110

Total liabilities subject to compromise	$2,328,933

     Debt in default subject to compromise is summarized as follows (unaudited) (in thousands):

September 30,
2003

12.5% senior notes, net of unamortized discount of $46.8 million	$178,190
14.5% senior discount notes, net of unamortized discount of $239.3 million	428,724
Vendor credit facilities, net of unamortized discount of $34.9 million	1,584,217
Note payable, net of unamortized discount of $0.3 million	8,044
Other long-term debt, net of unamortized discount of $0.7 million	813

$2,199,988

     Amounts presented for the senior notes, note payable and other long-term debt include principal, and for the other long-term debt, interest capitalized through the Petition Date. Amounts presented for the senior discount notes include accreted principal and interest accrued through the Petition Date. Amounts presented for the vendor credit facilities include principal and interest and fees accrued through the Petition Date. The note payable is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses that are not used in the Cricket business. Under the Plan, the Company will auction the wireless licenses owned by the subsidiary whose stock is pledged to secure the note payable and pay the noteholder the net proceeds of the sale, up to the amount owed to such holder. If the net proceeds are less than the amount owed, the noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the shortfall.

     Payments of principal and interest under the Company’s long-term debt obligations are generally stayed during the pendency of the Chapter 11 proceedings. At September 30, 2003, the Company had unamortized debt discounts and debt issuance costs of $177.5 million related to the Company’s liabilities subject to compromise and debt in default that are subject to accelerated amortization or immediate expense on the effective date of the Plan (this amount does not include $163.5 million of original issue discount not yet accreted under the senior discount notes). However, any such accelerated amortization or expense is expected to be offset by cancellation of indebtedness income.

Note 6. Debt in Default

     Debt in default not subject to compromise at September 30, 2003 consisted entirely of principal outstanding under the Company’s U.S. government financing of $73.6 million (net of a $3.1 million discount). The Company has classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the balance sheets as of September 30, 2003 and December 31, 2002 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan, the Company’s U.S. government financing is to be reinstated on the effective date of the Plan, with past due payments of principal and accrued interest due and payable on such date.

Note 7. Commitments and Contingencies

     From April 1999 to the date of sale on June 2, 2000, the Company owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, the Company completed the sale of Smartcom to Endesa S.A. The Company has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against the Company for breach of representations and warranties under the purchase agreement and has notified the Company that it is offsetting the claims against the entire unpaid balance of the note. Proceedings relating to the resolution of these claims are currently pending in Chile. The note matured on June 2, 2001, and the Company expects it to remain unpaid until the issues related to the claims are resolved. The note was previously held by Inversiones Leap Wireless Chile, which has been merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. The Company believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Leap also recently filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to resolve this matter in the United States Bankruptcy Court for the Southern District of California. Endesa has filed a motion to dismiss that action. The Company will oppose Endesa’s motion to dismiss and the hearing on the motion is currently scheduled to be held in December 2003.

     The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because the Company obtained many of its wireless licenses from third parties subject to existing coverage requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $44.2 million at September 30, 2003, have initial coverage deadlines in 2004. The Company has met the coverage requirements in all markets where it currently offers Cricket service. However, the Company has not satisfied the coverage requirements for all material wireless licenses that it intends to use in the Cricket business or sell or transfer to third parties. The Company estimates that it would cost approximately $8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. The Company intends to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which it has not yet satisfied the coverage requirement before the deadline. However, there can be no guarantee that the Company will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of the Company’s wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that expire in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

     Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against the Company, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired the Company’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another and each alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of the Company’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of the Company’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of the Company’s assets in its financial statements. The actions sought an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation. On May 23, 2003, the plaintiffs filed an amended complaint which reiterated the claim of misrepresentation related to the impairment tests for the Company’s wireless licenses and added claims that misrepresentations were made regarding certain business metrics related to the operation of the Company’s subsidiary, Cricket. The amended complaint named only Harvey White and Susan Swenson as defendants. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by the Company were false or that any of the alleged misrepresentations caused a change in the value of the Company’s shares. Plaintiffs filed an opposition to the motion to dismiss, and the defendants have filed a reply. The Court has taken the matter under submission and will decide the motion based on the papers filed. No class has yet been certified in these actions. Although the Company is not a defendant in the case, plaintiffs continue to pursue the individual defendants. In conjunction with the Chapter 11 filings, the two named defendants have filed claims for indemnity against the Company.

     On December 31, 2002, several members of American Wireless Group, LLC filed a lawsuit against various officers and directors of the Company in Mississippi state court (the “Whittington Lawsuit”). The complaint alleges that the Company failed to disclose material facts regarding a dispute between the Company and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to the Company. The dispute with MCG resulted in an arbitration proceeding in 2002 between MCG and the Company. The Company is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for the Company’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that the Company made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims of indemnity against the Company.

     In a related action, on June 6, 2003, American Wireless Group, LLC filed a lawsuit in Mississippi state court (the “AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. The Company is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against the Company.

     On October 6, 2003, Leap filed an action in the Bankruptcy Court against American Wireless, L.L.C. and certain of its members seeking to subordinate American Wireless’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code.

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

The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. The Company believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on the Company. In response, the Company filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against the Company. Plaintiff claims that the automatic stay should not apply in this instance, but has not taken any action to proceed with the lawsuit or to lift the stay. The Company is named as a nominal defendant in the case, and management does not believe that the outcome of this case will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Upon the effectiveness of the Plan, the Company’s rights under this action will be transferred to the Leap Creditor Trust.

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

Note 8. Subsidiary Guarantee

     The Company’s senior notes and senior discount notes are guaranteed by Cricket Communications Holdings, Inc., and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., all of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the senior notes and senior discount notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

     Balance Sheet Information as of September 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$38,553	$—	$122,418	$—	$160,971
Short-term investments	45,473	—	65,709	—	111,182
Restricted cash equivalents and short-term investments	199	—	11,989	—	12,188
Inventories	—	—	13,332	—	13,332
Other current assets	834	—	49,281	—	50,115

Total current assets	85,059	—	262,729	—	347,788
Property and equipment, net	3,445	—	883,413	—	886,858
Investment in subsidiaries	(214,215)	(732,371)	—	946,586	—
Wireless licenses, net	914	—	558,461	—	559,375
Other assets	50,200	29	14,018	—	64,247

Total assets	$(74,597)	$(732,342)	$1,718,621	$946,586	$1,858,268

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,818	$—	$70,863	$—	$73,681
Debt in default	—	—	73,578	—	73,578
Other current liabilities	—	—	49,593	—	49,593

Total current liabilities not subject to compromise	2,818	—	194,034	—	196,852
Other long-term liabilities	18,106	—	35,226	—	53,332

Total liabilities not subject to compromise	20,924	—	229,260	—	250,184
Liabilities subject to compromise	625,328	4,541	1,712,316	(13,252)	2,328,933
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,333	1,315,943	(2,046,276)	1,156,379
Unearned stock-based compensation	(600)	(69)	(531)	600	(600)
Accumulated deficit	(1,875,668)	(1,467,147)	(1,537,489)	3,004,636	(1,875,668)
Accumulated other comprehensive loss	(966)	—	(878)	878	(966)

Total stockholders’ deficit	(720,849)	(736,883)	(222,955)	959,838	(720,849)

Total liabilities and stockholders’ deficit	$(74,597)	$(732,342)	$1,718,621	$946,586	$1,858,268

     Balance Sheet Information as of December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$36,675	$—	$64,185	$—	$100,860
Short-term investments	33,155	—	47,050	—	80,205
Restricted cash equivalents and short-term investments	14,157	—	11,765	—	25,922
Inventories	—	—	30,403	—	30,403
Other current assets	5,541	—	22,963	—	28,504

Total current assets	89,528	—	176,366	—	265,894
Property and equipment, net	5,090	—	1,101,766	—	1,106,856
Investments in and loans receivable from subsidiaries	201,926	(510,239)	—	308,313	—
Wireless licenses, net	5,584	—	723,616	—	729,200
Other assets	17,410	27	44,315	—	61,752

Total assets	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$5,427	$4,540	$116,650	$(41,259)	$85,358
Amounts payable to equipment vendors	—	—	55,077	—	55,077
Debt in default	592,112	—	1,617,872	—	2,209,984
Other current liabilities	3,747	—	56,148	—	59,895

Total current liabilities	601,286	4,540	1,845,747	(41,259)	2,410,314
Other long-term liabilities	15,038	—	35,136	—	50,174

Total liabilities	616,324	4,540	1,880,883	(41,259)	2,460,488

Stockholders’ equity (deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,332	1,332,516	(2,062,848)	1,156,379
Unearned stock-based compensation	(986)	(69)	(917)	986	(986)
Accumulated deficit	(1,450,994)	(1,245,015)	(1,165,725)	2,410,740	(1,450,994)
Accumulated other comprehensive loss	(1,191)	—	(694)	694	(1,191)

Total stockholders’ equity (deficit)	(296,786)	(514,752)	165,180	349,572	(296,786)

Total liabilities and stockholders’ equity (deficit)	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

     Statement of Operations Information for the Three Months Ended September 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$160,849	$—	$160,849
Equipment revenues	—	—	32,034	—	32,034

Total revenues	—	—	192,883	—	192,883

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(55,059)	7,210	(47,849)
Cost of equipment	—	—	(49,188)	—	(49,188)
Selling, general and administrative	(1,536)	—	(58,797)	—	(60,333)
Depreciation	(424)	—	(74,479)	—	(74,903)
Disposal of long-lived assets and related charges	—	—	(4,083)	—	(4,083)

Total operating expenses	(1,960)	—	(241,606)	7,210	(236,356)
Gains on sale of wireless licenses	—	—	3,117	—	3,117

Operating loss	(1,960)	—	(45,606)	7,210	(40,356)
Equity in net loss of subsidiaries	(42,382)	(49,846)	—	92,228	—
Interest income	517	—	863	—	1,380
Interest expense	(373)	—	(1,983)	—	(2,356)
Other income (expense), net	(19)	—	7,210	(7,210)	(19)

Loss before reorganization items and income taxes	(44,217)	(49,846)	(39,516)	92,228	(41,351)
Reorganization items	(1,271)	—	(2,704)	—	(3,975)

Loss before income taxes	(45,488)	(49,846)	(42,220)	92,228	(45,326)
Income taxes	(1,929)	—	(162)	—	(2,091)

Net loss	$(47,417)	$(49,846)	$(42,382)	$92,228	$(47,417)

     Statement of Operations Information for the Three Months Ended September 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$143,561	$—	$143,561
Equipment revenues	—	—	11,612	—	11,612

Total revenues	—	—	155,173	—	155,173

Operating expenses:
Cost of service	—	—	(57,866)	6,332	(51,534)
Cost of equipment	—	—	(58,603)	—	(58,603)
Selling, general and administrative	(7,408)	213	(64,515)	—	(71,710)
Depreciation and amortization	(1,500)	(1,272)	(67,570)	—	(70,342)
Impairment of goodwill	—	—	(61,806)	34,887	(26,919)

Total operating expenses	(8,908)	(1,059)	(310,360)	41,219	(279,108)

Operating loss	(8,908)	(1,059)	(155,187)	41,219	(123,935)
Equity in net loss of subsidiaries	(106,693)	(183,981)	—	290,674	—
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Interest income	620	—	675	—	1,295
Interest expense	(27,015)	—	(31,364)	—	(58,379)
Other income (expense), net	(56)	—	6,300	(6,331)	(87)

Loss before income taxes	(142,052)	(185,040)	(140,058)	325,562	(141,588)
Income taxes	(934)	—	(464)	—	(1,398)

Net loss	$(142,986)	$(185,040)	$(140,522)	$325,562	$(142,986)

Statement of Operations Information for the Nine Months Ended September 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$483,912	$—	$483,912
Equipment revenues	—	—	78,462	—	78,462

Total revenues	—	—	562,374	—	562,374

Operating expenses:
Cost of service (exclusive of items presented separately below)	—	—	(175,627)	21,709	(153,918)
Cost of equipment	—	—	(132,994)	—	(132,994)
Selling, general and administrative	(7,753)	—	(184,306)	—	(192,059)
Depreciation	(1,594)	—	(224,461)	—	(226,055)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Disposal of long-lived assets and related charges	—	—	(22,721)	—	(22,721)

Total operating expenses	(12,984)	—	(907,612)	21,709	(898,887)
Gains on sale of wireless licenses	—	—	4,589	—	4,589

Operating loss	(12,984)	—	(340,649)	21,709	(331,924)
Equity in net loss of subsidiaries	(370,436)	(222,132)	—	592,568	—
Interest income	1,171	—	1,674	—	2,845
Interest expense	(33,792)	—	(48,515)	—	(82,307)
Other income (expense), net	(172)	—	21,694	(21,709)	(187)

Loss before reorganization items and income taxes	(416,213)	(222,132)	(365,796)	592,568	(411,573)
Reorganization items	(2,675)	—	(4,354)	—	(7,029)

Loss before income taxes	(418,888)	(222,132)	(370,150)	592,568	(418,602)
Income taxes	(5,786)	—	(286)	—	(6,072)

Net loss	$(424,674)	$(222,132)	$(370,436)	$592,568	$(424,674)

     Statement of Operations Information for the Nine Months Ended September 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$415,971	$—	$415,971
Equipment revenues	—	—	30,525	—	30,525

Total revenues	—	—	446,496	—	446,496

Operating expenses:
Cost of service	—	—	(155,388)	18,451	(136,937)
Cost of equipment	—	—	(202,777)	—	(202,777)
Selling, general and administrative	(24,750)	53	(206,638)	—	(231,335)
Depreciation and amortization	(4,299)	(2,544)	(194,362)	—	(201,205)
Impairment of goodwill	—	—	(61,806)	34,887	(26,919)

Total operating expenses	(29,049)	(2,491)	(820,971)	53,338	(799,173)
Gain on sale of wireless license	364	—	—	—	364

Operating loss	(28,685)	(2,491)	(374,475)	53,338	(352,313)
Equity in net loss of subsidiaries	(380,263)	(452,877)	—	833,140	—
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Interest income	2,615	—	2,101	—	4,716
Interest expense	(79,577)	—	(88,951)	—	(168,528)
Other income (expense), net	(54)	—	18,518	(18,451)	13

Loss before income taxes	(485,964)	(455,368)	(403,289)	868,027	(476,594)
Income taxes	(12,259)	—	(9,370)	—	(21,629)

Net loss	$(498,223)	$(455,368)	$(412,659)	$868,027	$(498,223)

     Cash Flow Information for the Nine Months Ended September 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$1,404	$—	$107,661	$—	$109,065

Net cash used for reorganization items	(941)	—	(2,889)	—	(3,830)

Investing activities:
Purchase of property and equipment	—	—	(27,279)	—	(27,279)
Net proceeds from sale of wireless license	—	—	4,722	—	4,722
Purchase of investments	(43,191)	—	(67,992)	—	(111,183)
Sale and maturity of investments	30,507	—	48,690	—	79,197
Restricted cash equivalents and investments, net	13,958	—	(224)	—	13,734
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	1,365	—	(42,174)	—	(40,809)

Financing activities:
Repayment of long-term debt	—	—	(4,365)	—	(4,365)
Issuance of common stock	50	—	—	—	50

Net cash provided by (used in) financing activities	50	—	(4,365)	—	(4,315)

Net increase in cash and cash equivalents	1,878	—	58,233	—	60,111
Cash and cash equivalents at beginning of period	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of period	$38,553	$—	$122,418	$—	$160,971

     Cash Flow Information for the Nine Months Ended September 30, 2002 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(55,546)	$—	$(115,295)	$—	$(170,841)

Investing activities:
Purchase of property and equipment	(4,785)	—	(82,644)	—	(87,429)
Investment in and loans to subsidiaries	(127,510)	(121,114)	—	248,624	—
Purchase of and deposits for wireless licenses	(3,669)	—	816	—	(2,853)
Refund of deposit for wireless licenses	74,230	—	—	—	74,230
Proceeds from the sale of wireless licenses	380	—	—	—	380
Proceeds from the sale of unconsolidated wireless operating company	22,241	—	—		22,241
Purchase of investments	(114,602)	—	(136,049)	—	(250,651)
Sale and maturity of investments	92,972	—	121,812	—	214,784
Restricted cash equivalents and investments, net	12,830	—	(10,235)	—	2,595
Other	6,461	—	(6,461)	—	—

Net cash used in investing activities	(41,452)	(121,114)	(112,761)	248,624	(26,703)

Financing activities:
Proceeds from long-term debt	—	—	35,897	—	35,897
Repayment of note payable and long-term debt	(19,717)	—	44	—	(19,673)
Parent’s investment	—	121,114	127,510	(248,624)	—
Issuance of common stock	440	—	—	—	440
Payment of deferred financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(19,277)	121,114	157,502	(248,624)	10,715

Net decrease in cash and cash equivalents	(116,275)	—	(70,554)	—	(186,829)
Cash and cash equivalents at beginning of period	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of period	$25,471	$—	$30,679	$—	$56,150

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

     Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Leap, including, among other things:

•	our ability to obtain approval from the Federal Communications Commission (FCC) for the change of control of wireless licenses that will occur upon our emergence from bankruptcy; and our ability to successfully implement our Plan which has been confirmed by the Bankruptcy Court;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases if our Plan does not become effective in a timely fashion;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to obtain and maintain normal trade terms with third-party vendors and service providers;

•	the potential adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket;

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	our Chapter 11 filings, coupled with the highly competitive marketplace and the uncertainties surrounding the effects of number portability (which will allow telecommunications customers to maintain their existing telephone number when switching to another telecommunications provider), which have adversely affected our ability to predict future customer growth and other key operating metrics;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the acceptance of our product offering by our prospective customers;

•	the non-performance of third-party vendors and service providers who provide us with goods and services necessary for the operation of our business;

•	the effects of actions beyond our control in our distribution network;

•	rulings or actions by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	our ability to maintain our cost, market penetration and pricing structure in the face of competition;

•	failure of network systems to perform according to expectations;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

     As of September 30, 2003, Cricket offered service in 39 markets located in 47 “basic trading areas,” or “BTAs,” covering a total population of approximately 25.4 million potential customers. As of September 30, 2003, Cricket had approximately 1,478,000 customers in its markets across the U.S. As of September 30, 2003, we owned wireless licenses covering approximately 52.7 million potential customers in 33 states. As of September 30, 2003, we discontinued service in Hickory, North Carolina.

Chapter 11 Filings and Confirmation of Fifth Amended Joint Plan of Reorganization

     On August 29, 2002, we announced that we had retained UBS Securities (formerly UBS Warburg) to explore new sources of financing and a restructuring of our outstanding debt. We also announced that we would begin discussions with major creditor groups to address the financial challenges facing Leap and its subsidiaries. Subsequently, on April 13, 2003 (referred to herein as the Petition Date), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-All to 03-03535-All). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

     In the months prior to the Petition Date, and in the period after the Chapter 11 filings, Leap, Cricket and UBS engaged in restructuring discussions with an informal committee of Leap’s noteholders (later appointed as the Leap Official Unsecured Creditors’ Committee) and an informal committee of Cricket’s senior secured vendor debtholders and their lawyers and financial advisors. Leap and Cricket consulted with these groups while drafting its proposed plan of reorganization and subsequent amendments to the plan, including the Fifth Amended Joint Plan of Reorganization, referred to in this report as the Plan, as well as the budgets and financial forecasts included as part of the Disclosure Statement supporting the Plan. In addition, Cricket frequently communicated with the informal committee of Cricket’s senior secured vendor debtholders and its financial advisor and lawyers to inform them of the plans for the Cricket business and to keep them apprised of Cricket’s operating and financial results. In connection with these discussions, Leap, Cricket, the Leap Official Unsecured Creditors’ Committee and the informal committee of Cricket’s senior secured vendor debtholders agreed upon an amended plan of reorganization to propose to Leap’s and Cricket’s stakeholders. Further, because Cricket’s cash is subject to a security interest in favor of its senior secured vendor debtholders, Cricket and the informal vendor debt committee agreed on a cash budget for Cricket’s operations in the months following the bankruptcy filings.

     On July 31, 2003, after notice and prior hearings, the Bankruptcy Court approved the debtors’ Disclosure Statement, and the debtors then mailed the Plan and accompanying Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan. The deadline to vote on the Plan was September 8, 2003. The debtors received sufficient affirmative votes from creditors to confirm the Plan, subject to approval of the Bankruptcy Court at the confirmation hearing, which began on September 30, 2003.

     On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan. Upon satisfaction of the conditions precedent to effectiveness of the Plan, including receipt of all required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that will occur upon our emergence from bankruptcy (which approvals must be in form and substance reasonably acceptable to the informal committee of Cricket’s senior secured vendor debtholders), the debtors will emerge from Chapter 11. However, there can be no assurance that the conditions precedent to effectiveness of the Plan will be satisfied or that the Plan will become effective on a timely basis.

     We expect that it will take several months to obtain FCC approval of the change of control of licenses that will occur when we emerge from bankruptcy. The approval process may be delayed if one or more third parties file objections to our application for FCC approval. If the FCC determines that we will no longer be qualified to hold C-block and F-block licenses under applicable FCC rules or that we will otherwise not be entitled to the benefits afforded to a “small business” or “very small business” then, upon our emergence from bankruptcy: (1) we may forfeit our right to continue to own our C-block and F-block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $4 million of unjust enrichment penalties. The carrying value of the C-block and F-block licenses for which we have not yet met the minimum coverage requirement is approximately $33.3 million. Several of these licenses, with a carrying value of approximately $0.4 million are to be transferred to the Leap Creditor Trust or to a secured party that holds an $8.4 million secured claim against Leap in connection with our bankruptcy proceedings. We expect that the FCC will approve the proposed transfer of control of our wireless licenses. However, we cannot provide assurances that the FCC will grant such approval or will determine that we remain qualified to hold C-block and F-block licenses upon our emergence from bankruptcy or that we will otherwise avoid “unjust enrichment” penalties.

     The Plan implements a comprehensive financial restructuring that significantly reduces the debtors’ outstanding indebtedness. In connection with the Plan, the debtors’ current long-term debt will be reduced from more than $2.3 billion to approximately $427 million as of the effective date of the Plan. Following is a summary of the material terms of the Plan.

     As of November 3, 2003 (the “Initial Distribution Date”) and regardless of whether or not the Plan becomes effective:

•	Holders of allowed general unsecured claims against Leap, including the holders of Leap’s 12.5% senior notes and 14.5% senior discount notes, received, on a pro rata basis, beneficial interests in a creditor trust (the “Leap Creditor Trust”). The initial trustee for the beneficiaries of the Leap Creditor Trust will be U.S. Bank National Association.

•	The Leap Creditor Trust received a cash distribution in the amount of $67.8 million, consisting of substantially all of Leap’s unrestricted cash, less a reserve for administrative claims, priority claims and other expenses in an aggregate amount of approximately $16 million (which amount was agreed upon by the debtors and the Leap Official Creditors’ Committee prior to the Initial Distribution Date).

•	Holders of Leap’s 12.5% senior notes received or will promptly receive an aggregate of approximately $200,000 in cash previously pledged to secure payments of interest to such noteholders. On or shortly after May 7, 2003, approximately $14.1 million of restricted cash that secured Leap’s obligations under its senior notes was distributed to the noteholders, as permitted by an order of the Bankruptcy Court.

•	The Plan implemented, as of the Initial Distribution Date, the settlements and releases of all intercompany claims among the debtors, as well as the settlements and releases by the debtors, their estates, the holders of Leap general unsecured claims and the current and former holders of Cricket’s senior secured vendor debt (and the administrative agents under such facilities) of all litigation claims that have been or may be asserted or filed by, through or in the name or right of any debtor, including any and all derivative claims, (1) arising out of or related to transfers of cash or property from Leap to non-Leap debtors or for the benefit of the current or former holders of Cricket’s senior secured vendor debt or the administrative agents, or (2) arising out of or related to the failure to transfer cash or property from Leap to any non-Leap debtor or for the benefit of the current or former holders of Cricket’s senior secured vendor debt or the administrative agents. These releases are set forth in Section 5.05 of the Plan.

     On the effective date of the Plan:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan.

•	Reorganized Leap will issue and contribute to reorganized Cricket Communications Holdings 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date. Reorganized Cricket Communications Holdings will contribute all of this new Leap common stock to reorganized Cricket for immediate distribution to holders of Cricket’s senior secured vendor debt claims.

•	As noted above, the holders of Cricket’s senior secured vendor debt claims will receive from reorganized Cricket, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date, as well as new senior secured notes with an aggregate face value of $350 million.

•	Reorganized Leap will issue and transfer (as applicable) to the Leap Creditor Trust: (1) 3.5% of the issued and outstanding shares of new Leap common stock as of the effective date, for distribution to holders of allowed Leap general unsecured claims, on a pro rata basis; and (2) other assets specified in the Plan which are to be liquidated by the Leap Creditor Trust with the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. These assets include a note receivable of $35.0 million that is currently in dispute with Endesa S.A. (see Note 7 to the Consolidated Financial Statements), nine wireless licenses, Leap’s equity interest in IAT Communications, Inc., certain causes of action and avoidance actions and reimbursement of cash deposits previously made by Leap for contracts that will be assumed by reorganized Leap in connection with the bankruptcy proceedings.

•	The executory contracts and unexpired leases that are being assumed by the reorganized debtors in connection with the Plan generally will be assumed as of the effective date. Reorganized Cricket will pay all cure amounts associated with such contracts and leases. We estimate that the cure amount payments will be approximately $55 million in the aggregate.

•	The holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan.

     Also on the effective date of the Plan, Leap, Cricket and their subsidiaries will undertake certain restructuring transactions intended to streamline their corporate structure. As a result, reorganized Cricket will own 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies, and reorganized Leap will own 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries.

     Following the effective date of the Plan, after satisfaction of all allowed administrative claims and allowed priority claims against Leap, any remaining cash held in reserve by Leap will be distributed to the Leap Creditor Trust. If any Leap Creditor Trust assets are converted to cash after the Initial Distribution Date but prior to the effective date of the Plan, the cash proceeds will be transferred to the Leap Creditor Trust as soon as practicable upon such monetization, even though the effective date under the Plan has not yet occurred.

     The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court, including the Plan and the accompanying Disclosure Statement, which were filed as Exhibits 2.1 and 2.2, respectively, to Leap’s Current Report on Form 8-K dated July 30, 2003. The Disclosure Statement also includes detailed information about the Plan.

     If the Plan does not become effective by October 22, 2004, the anniversary of the confirmation of the Plan, and if the debtors elect and notify the Bankruptcy Court, then the confirmation order will be vacated, no additional distributions will be made under the Plan, and the debtors and the holders of all claims against the debtors will be restored to their status as of the day immediately preceding the confirmation of the Plan, except: (1) the holders of claims against Leap will be allowed to retain all assets distributed to them prior to the notice to the Bankruptcy Court; (2) the Leap Creditor Trust will retain its right to receive a distribution equal in value to the 3.5% of new Leap common stock it was to receive under the Plan; and (3) the debtors and their creditors shall be entitled to the benefit of the settlements and releases of intercompany claims and certain litigation claims contemplated by the Plan. If the Plan does not become effective, Cricket’s senior secured vendor creditors may seek to foreclose on the assets of the Cricket companies that have been pledged to secure the obligations under such facilities (with any such foreclosure subject to approval of the Bankruptcy Court), and Leap and its subsidiaries may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code.

     On October 21, 2003, the debtors and the informal committee of Cricket’s senior secured vendor debtholders agreed, pursuant to Section 8.05(e) of the Plan, to establish a reserve at Cricket in the amount of $70.1 million to satisfy allowed administrative claims and allowed priority claims against the Cricket companies through the effective date of the Plan.

     MCG PCS, Inc., our largest shareholder, has objected to the Plan and a number of other important positions taken by the debtors in connection with their Chapter 11 proceedings and has appealed the Bankruptcy Court’s confirmation order. On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan while MCG pursues its appeal. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the debtors to proceed with the Plan. We expect that MCG will continue to object to positions taken by the debtors in the bankruptcy proceedings. On August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder (Case No. 03-90284), seeking to (a) avoid and recover from the defendants a preferential payment of $1,475,209.37 pursuant to section 547(b) of the Bankruptcy Code and (b) subordinate MCG’s alleged general unsecured claim for $39,812,698.09 to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. The defendants have answered the complaint, and the parties are in the process of conducting discovery. A pre-trial conference has been scheduled for November 25, 2003.

Other Chapter 11 Matters

     Since the filing of the bankruptcy petitions, the Bankruptcy Court has granted various debtor motions for relief designed to permit the debtors to continue their operations and business relationships with customers, vendors, employees and others and has entered orders authorizing the debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations and enter into certain executive severance agreements during the pendency of the Chapter 11 proceedings. In addition, the Bankruptcy Court has granted Cricket’s motion for an order authorizing the use of its cash collateral pursuant to a budget approved by the informal committee of Cricket’s senior secured vendor debtholders and its financial advisor. From time to time, the debtors have brought additional motions before the Bankruptcy Court for the approval of various matters as required by Chapter 11.

     Although the debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. The Leap Official Unsecured Creditors’ Committee was appointed by the United States Trustee. The Leap Official Unsecured Creditors’ Committee and various other parties in interest, including creditors holding pre-petition claims, such as the informal committee of Cricket’s senior secured vendor debtholders, have the right to appear and be heard on all matters that come before the Bankruptcy Court. In response to a motion by Gabelli Asset Management, Inc. and MCG for the appointment of an equity security holders committee, the Bankruptcy Court issued a memorandum opinion dated June 16, 2003, declining to appoint an official equity committee.

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

     Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders are likely to be substantially altered. Although the ultimate recovery to our creditors and common stockholders, if any, will not be determined until the plan of reorganization becomes effective, the Plan provides that the outstanding shares of Leap common stock, warrants and options will be cancelled, and the holders of such interests will not receive any distributions. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

     We currently expect that the Chapter 11 proceedings will not affect our ability to provide uninterrupted service to our customers. However, we believe that the Chapter 11 proceedings have negatively impacted our ability to attract and retain customers. We cannot provide any assurances as to the effect of the Chapter 11 proceedings on our business, creditors or equity security holders. Our future results are dependent upon, among other things, our receiving all required FCC approvals and implementing the Plan on a timely basis.

     As a result of the existing events of default under Cricket’s senior secured vendor credit facilities with Lucent Technologies, Inc., Nortel Networks, Inc., and Ericsson Credit AB and an affiliate, the credit facility lenders terminated their commitments under those agreements and the indebtedness under these facilities was accelerated. Substantially all of the indebtedness originally issued under the senior secured credit facilities has been resold to institutional investors by Lucent, Nortel and Ericsson and their transferees. Under the Plan, amounts owed under the credit facilities will be satisfied in full by payment to the holders of the claims under such facilities of 96.5% of the outstanding shares of new Leap common stock as of the effective date and the issuance to such holders of new Cricket senior secured notes with an aggregate face value of $350 million.

Accounting under Chapter 11

     As of the Petition Date, we implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” See Note 3, “Basis of Presentation—Accounting Under Chapter 11” of the condensed consolidated financial statements included in Item 1 of this report.

     Under fresh start reporting:

•	our reorganization value will be allocated to the fair value of our assets;

•	our liabilities will be stated at present values of amounts to be paid;

•	our accumulated deficit will be eliminated; and

•	our new equity will be issued according to the Plan.

     Based on a valuation prepared by our financial advisor, UBS, dated as of July 17, 2003, management believes that our reorganization value is approximately $560 million to $683 million based on an assumed effective date for the Plan of September 30, 2003. This reorganization value may change based upon events that occur prior to the actual effective date of the Plan.

     We anticipate that the implementation of fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effective date of the Plan will not be comparable with those published before such plan is effective.

     At September 30, 2003, we had unamortized debt discounts and debt issuance costs of $177.5 million related to our liabilities subject to compromise and debt in default that are subject to accelerated amortization or immediate expense on the effective date of the Plan (this amount does not include $163.5 million of original issue discount not yet accreted under the senior discount notes). However, any such accelerated amortization or expense is expected to be offset by cancellation of indebtedness income. The unamortized discount associated with our senior secured vendor credit facilities arose from the recognition of the origination fees due under the facilities. The unamortized discounts associated with our senior notes and senior discount notes arose from the allocation of a portion of the proceeds to the warrants issued in conjunction with each of the notes. The unamortized discount associated with our U.S. government financing and other financing arrangements arose from the difference between the stated interest rates and management’s best estimate of the prevailing market interest rates at the time we incurred the debt. Prior to our Chapter 11 filings, discounts for all of our long-term debt were amortized to interest expense over the terms of the respective credit agreements using the effective interest method.

     In August 2002, Leap issued 21,020,431 shares of common stock to MCG pursuant to a binding arbitration award. Our issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, our ability to utilize our net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan, there will be an additional ownership change in connection with our emergence from bankruptcy, which may further limit our ability to utilize our net operating loss and capital loss carryforwards. The Plan contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, we may be required to reduce the tax bases of our assets by a portion of the excluded income. The Plan further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will occur pursuant to tax-deferred transactions.

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

Revenues and Cost Recognition

     For our Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis and for customers acquired prior to October 2002, generally are paid in advance. Revenues from wireless services for customers who pay in advance are recognized as services are rendered. Commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. We recognize revenues for customers who pay in arrears only after the service has been rendered and payment has been received. Amounts received in advance are recorded as deferred revenue. Commencing in September 2002, we also began charging customers for service plan changes, and commencing in November 2002, we began charging activation fees and other service charges. Revenues from service plan changes are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (EITF) Issue

No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on July 1, 2003, we now recognize revenues from activation fees as equipment revenue when received. Direct costs associated with customer activations are expensed as incurred.

     New customers on certain service plans are required to maintain active service for 12 months or be subject to an early termination fee, which is recognized as revenue when received. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks.

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

     We record sales incentives offered without charge to customers, including discounts, coupons and rebates, and volume-based sales incentives offered to our third-party dealers and distributors, as a reduction in revenue and as a liability when the related service or equipment revenue is recognized, based on estimates of the amounts ultimately expected to be paid or refunded to our customers and third-party dealers and distributors. We believe we have sufficient, relevant history to reliably estimate the liability for sales incentives. However, if the amount of future sales incentives could not be reasonably and reliably estimated, we would be required to recognize a liability for the maximum potential amount of the sales incentive.

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

Wireless Licenses

     Wireless licenses are recorded at cost (i.e., the purchase price paid for the licenses at the time of acquisition, together with other capitalized costs including legal costs and microwave relocation costs). We adopted Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. We determined that our wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142 as the technology that we use to provide wireless service is not expected to change significantly in the foreseeable future, and the wireless licenses may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 we ceased amortizing our wireless license costs. During the three months ended March 31, 2002, we recorded an income tax expense of $15.9 million to increase the valuation allowance related to our net operating loss carryforwards in connection with the adoption of SFAS No. 142. Because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities can no longer be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets.

     The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital and other factors. Wireless licenses that are not currently used to provide service in our 39 markets may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of by sale” are wireless licenses that are part of pending wireless license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of by sale are carried at the lower of carrying value and fair value less costs to sell. At September 30, 2003 and December 31, 2002, wireless licenses to be disposed of by sale were not significant.

     Our wireless licenses include provisions that require us to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because we obtained many of our wireless licenses from third parties subject to existing coverage requirements, some of our wireless licenses, with an aggregate carrying value of approximately $44.2 million at September 30, 2003, have initial coverage deadlines in 2004. We have met the coverage requirements in all markets where we currently offer Cricket service. However, we have not satisfied the coverage requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties. We estimate that it would cost approximately $8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. We intend to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet satisfied the coverage requirement before the deadline. However, we cannot assure you that we will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for wireless licenses that expire in 2004. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

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

     In connection with the confirmation hearings for the Plan before the Bankruptcy Court, we hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses such as those held by us to provide management with a current estimate of the fair value of our wireless licenses and to testify as an expert witness in our bankruptcy proceedings. Management determined that, in connection with its receipt from this expert of a current valuation of our wireless licenses, it was appropriate to assess the potential impairment of our wireless licenses as of June 30, 2003, in accordance with SFAS No. 142.

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

     We previously adopted EITF Issue No. 02-07 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

     Based on the current difficulties being experienced within the telecommunications and wireless industries, prices observed in future FCC auctions or selling prices observed in future wireless license transactions could decline significantly and, as a result, the value of our wireless licenses could be subject to significant impairment losses in the future.

     The outcome of our Chapter 11 proceedings may adversely affect the carrying value of our wireless licenses in the future as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the one required by the impairment analysis. See the section entitled “Basis of Presentation-Accounting Under Chapter 11” in Note 3 to the condensed consolidated financial statements included in Item 1 of this report. In addition, as part of our Chapter 11 proceedings, we developed an analysis of the value of our wireless licenses in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 142. The value of our wireless licenses in the liquidation analysis was substantially less than their carrying value at September 30, 2003.

Impairment of Long-Lived Assets

     We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Our estimated future operating results are based on estimates of key operating metrics, therefore if we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our long-lived assets.

     The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the standard in place prior to fresh start reporting. We expect the fair value of our long-lived assets in fresh start reporting to be substantially less than their carrying value at September 30, 2003. In addition, as part of our Chapter 11 proceedings, we developed an analysis of the value of our long-lived assets in a liquidation scenario, where a rushed sale over several months is required, instead of an orderly sale as required by SFAS No. 144. The value of our long-lived assets in the liquidation analysis was substantially less than their carrying value at September 30, 2003.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We performed an analysis of our potential liability for costs related to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which our network assets are located, based on historical experience of such costs incurred by us. Based on this analysis, management determined that the liability and related costs were not significant to our consolidated financial position or our results of operations.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations––Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Recurring Events and Transactions.” Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position or our results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 on January 1, 2003. During the three and nine months ended September 30, 2003, we recognized $1.5 million and $4.8 million in expense for accrued costs related to certain leases that we have ceased using before the contractual termination date.

     In November 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. We adopted EITF Issue No. 00-21 as of July 1, 2003 and, as a result, now recognize revenues from activation fees as equipment revenue when received. During the three months ended September 30, 2003, we recognized $4.5 million of equipment revenue for activation fees that would have been deferred and recognized as service revenue over a 12 month period if we had not adopted EITF Issue No. 00-21.

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

     The following table presents condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Service revenues	$160,849	$143,561	$483,912	$415,971
Equipment revenues	32,034	11,612	78,462	30,525

Total revenues	192,883	155,173	562,374	446,496

Operating expenses:
Cost of service (exclusive of items presented separately below)	(47,849)	(51,534)	(153,918)	(136,937)
Cost of equipment	(49,188)	(58,603)	(132,994)	(202,777)
Selling and marketing	(21,610)	(32,719)	(65,353)	(95,636)
General and administrative	(38,723)	(38,991)	(126,706)	(135,699)
Depreciation and amortization	(74,903)	(70,342)	(226,055)	(201,205)
Impairment of indefinite-lived intangible assets	––	(26,919)	(171,140)	(26,919)
Disposal of long-lived assets and related charges	(4,083)	––	(22,721)	––

Total operating expenses	(236,356)	(279,108)	(898,887)	(799,173)
Gains on sale of wireless licenses	3,117	––	4,589	364

Operating loss	(40,356)	(123,935)	(331,924)	(352,313)
Gain on sale of unconsolidated wireless operating company	––	39,518	––	39,518
Interest income	1,380	1,295	2,845	4,716
Interest expense	(2,356)	(58,379)	(82,307)	(168,528)
Other income (expense), net	(19)	(87)	(187)	13

Loss before reorganization items and income taxes	(41,351)	(141,588)	(411,573)	(476,594)
Reorganization items	(3,975)	––	(7,029)	––

Loss before income taxes	(45,326)	(141,588)	(418,602)	(476,594)
Income taxes	(2,091)	(1,398)	(6,072)	(21,629)

Net loss	$(47,417)	$(142,986)	$(424,674)	$(498,223)

Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

     At September 30, 2003, customers of our Cricket service were approximately 1,478,000, compared to approximately 1,497,000 at September 30, 2002. During the three months ended September 30, 2003, gross and net customer additions were approximately 215,000 and 18,000, respectively. At September 30, 2003, the total potential customer base covered under our 39 operating markets was approximately 25.4 million.

     During the three months ended June 30, 2003, the quarter in which Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11, we experienced a net decline in the number of Cricket customers of approximately 54,000. Previously, we had never experienced a decline in total customers from one quarter to another. We believe that this decline was due in part to the uncertainty caused by our announcement of filing for bankruptcy protection and our anticipated restructuring. The effect of these events was compounded by a significant reduction in our advertising campaigns during the first quarter of 2003 pending the bankruptcy filings. During the three months ended September 30, 2003, we added approximately 18,000 net customers and we expect the number of net customer additions to increase over the next 12 months as we continue to make progress toward emerging from Chapter 11, and increase our advertising campaigns and promotions. However, the effect of our Chapter 11 filings, coupled with the highly competitive marketplace and the uncertainties surrounding the effects of number portability (which will allow customers to maintain their existing telephone number when switching to another telecommunications provider), have adversely affected our ability to predict customer growth, so we cannot assure you that net customer additions will increase. In addition, if we do not continue to move toward a timely emergence from bankruptcy, we may not be able to increase net customer additions.

     During the three and nine months ended September 30, 2003, service revenues increased $17.3 million and $67.9 million, respectively, and equipment revenues increased $20.4 million and $47.9 million, respectively, compared to the corresponding periods of the prior year. The increase in service revenues related to the launch of a new service plan in August 2002 that bundles caller ID, call waiting, three-way calling, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Since its launch, this service plan has represented a significant portion of our gross customer additions, which has increased our average revenue per subscriber. On November 17, 2003, we introduced three new service plans designed to highlight the value we offer to customers and to make the selection of wireless service as simple and understandable as possible to customers. One of these new plans is similar to the plan launched in August 2002; it provides virtually unlimited local service, multiple calling features and up to 1,000 minutes of available long distance per month. The increase in equipment revenues is primarily due to fewer rebates offered on handset prices and a change in our billing practices wherein, commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. As a result, we no longer allocate a portion of the handset price to service revenues. Service revenues for customers who pay in arrears were 49% and 39% of total service revenues for the three and nine months ended September 30, 2003, respectively. The effect of the reduction in handset discounts and changes in our billing practices, which tend to increase equipment revenue, combined with $4.5 million in activation fees that were immediately recognized as equipment revenue after our adoption of EITF Issue No. 00-21 on July 1, 2003, was partially offset by decreases in the number of handsets sold for the nine months ended September 30, 2003, compared to the corresponding period of the prior year. We expect that service revenues for the Cricket business will increase over the next 12 months due to an expected increase in customers, partially offset by activation fees no longer being recognized as service revenue. We expect that equipment revenues will increase over the next 12 months due to increased handset sales and higher selling prices and the recognition of activation fees as equipment revenue, offset by increased handset discounts and rebates.

     During the three and nine months ended September 30, 2003, cost of service decreased $3.7 million and increased $17.0 million, respectively, compared to the corresponding periods of the prior year. The decrease in cost of service for the three months ended September 30, 2003 resulted from decreases in our network related repairs and maintenance costs and net amounts paid to third parties for use of their networks. The increase in cost of service for the nine months ended September 30, 2003 is primarily attributable to increases in our long distance costs as a result of the introduction of a service plan that includes 500 minutes of available long distance each month. This was combined with increases in engineering and other operational costs, partially offset by decreases in payroll related costs. We expect cost of service for the Cricket business to remain relatively constant over the next 12 months.

     During the three and nine months ended September 30, 2003, cost of equipment decreased $9.4 million and $69.8 million, respectively, compared to the corresponding periods of the prior year. The decrease was due to decreases in the number of handsets sold and lower prices paid for handsets during the three and nine months ended September 30, 2003, compared to the corresponding periods of the prior year, partially offset by a change in the mix of handsets sold to include more higher-priced models. We have sold our handsets to customers and third-party dealers and distributors at prices below cost in order to grow and maintain our customer base, which is typical of wireless providers. During the three and nine months ended September 30, 2003, $14.6 million and $47.9 million, respectively, of our total $17.2 million and $54.5 million losses on equipment sales in these periods were directly related to acquiring new customers. We expect cost of equipment for the Cricket business will increase over the next 12 months due to increased handset sales.

     For the three and nine months ended September 30, 2003, selling and marketing expenses decreased $11.1 million and $30.3 million, respectively, compared to the corresponding periods of the prior year. The decrease in selling and marketing expenses is primarily due to a decrease in advertising and related costs resulting from management’s focus on cash conservation during the course of our bankruptcy proceedings. Selling and marketing expenses for the three and nine months ended September 30, 2003 consisted primarily of advertising, public relations and related payroll expenses. We expect selling and marketing expenses for the Cricket business to increase over the next 12 months in connection with our expected emergence from Chapter 11 and planned increases in our sales and marketing efforts.

     For the three and nine months ended September 30, 2003, general and administrative expenses decreased $0.3 million and $9.0 million, respectively, compared to the corresponding periods of the prior year. The decrease in general and administrative expenses is primarily due to reduced payroll and related costs, certain tax expenses, and travel related costs, partially offset by increases in legal and insurance costs. We expect general and administrative expense for the Cricket business to increase over the next 12 months.

     For the three and nine months ended September 30, 2003, depreciation and amortization increased $4.6 million and $24.9 million, respectively, compared to the corresponding periods of the prior year. The increase in depreciation and amortization resulted from a larger base of network equipment in service. We expect depreciation to decline slightly over the next 12 months due to our disposals of property and equipment. However, we expect that depreciation expense will decrease significantly once we emerge from bankruptcy and apply the fresh start reporting provisions of SOP 90-7.

     During the nine months ended September 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. Management estimated the fair value of our wireless licenses based on the information available to it, including a valuation report prepared by a third-party consultant in connection with the confirmation hearing for our Plan. During the three and nine months ended September 30, 2002, we recorded an estimated impairment charge of $26.9 million to the remaining goodwill balance. The goodwill related to our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

     During the three and nine months ended September 30, 2003, we recorded charges of $2.7 million and $18.0 million, respectively, associated with the disposal of certain network assets and capitalized costs associated with cell sites that we no longer expect to use in the business. In addition, during the three and nine months ended September 30, 2003, we recognized $1.5 million and $4.8 million in expense for accrued costs related to certain leases that we have ceased using before the contractual termination date.

     For the three and nine months ended September 30, 2003, interest income remained flat and decreased $1.9 million, respectively, compared to the corresponding periods of the prior year. The decrease in interest income related to decreased restricted cash equivalents and short-term investments and decreased average cash and cash equivalents and investment balances.

     For the three and nine months ended September 30, 2003, interest expense decreased $56.0 million and $86.2 million, respectively, compared to the corresponding periods of the prior year. The decrease in interest expense resulted from the application of SOP 90-7 which requires that, commencing on the Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that are subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, vendor credit facilities, note payable, and Qualcomm term loan. We are currently in default of all of our long-term financing agreements. See “—Liquidity and Capital Resources.”

     Reorganization items for the nine months ended September 30, 2003 consisted of $8.5 million of professional fees for legal, financial, advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, offset by the reversal of $1.5 million of certain pre-petition liabilities related to contracts rejected in bankruptcy.

     For the three and nine months ended September 30, 2003, income tax expense increased $0.7 million and decreased $15.6 million, respectively, compared to the corresponding periods of the prior year. The decrease in income tax expense is related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our net operating loss carryforwards in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142.

Liquidity and Capital Resources

     As a result of their Chapter 11 filings, Leap and the Cricket companies are operating separately and cash flows are not being shared between Leap and Cricket. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket companies separately below, rather than on a consolidated basis.

     To the extent that the matters discussed under this section “Liquidity and Capital Resources,” relate to future events or expectations, they may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and have created uncertainty with respect to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket companies conduct or may seek to conduct business. The Chapter 11 filings raise substantial doubt about our ability to continue as a going concern.

  Leap

     As of September 30, 2003, Leap had available a total of approximately $84.0 million in unrestricted cash, cash equivalents and short-term investments. However, on November 3, 2003, Leap transferred to the Leap Creditor Trust a cash distribution in the amount of $67.8 million, consisting of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments, less a reserve for allowed administrative claims, allowed priority claims and other Leap expenses through the effective date of the Plan in the amount of approximately $16 million (which amount was agreed upon by the debtors and the Leap Official Unsecured Creditors’ Committee prior to such distribution). Leap’s operating budget projects expenditures of approximately $2-$4 million in future quarters through Leap’s emergence from bankruptcy. Because of uncertainties related to Leap’s pending bankruptcy, actual expenses may vary materially from these projections. These expenses may be funded only from existing cash at Leap or by the return to Leap of money that has been distributed to the Leap Creditor Trust and not yet distributed to creditors.

     At September 30, 2003, Leap had $225.0 million ($178.2 million, net of discount) outstanding principal amount under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings except as otherwise ordered by the Bankruptcy Court. At September 30, 2003, Leap also had $8.4 million ($8.0 million, net of discount) payable under a secured promissory note. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. Under the Plan, we will auction the wireless licenses owned by the subsidiary whose stock is pledged to secure the note payable and pay the noteholder the net proceeds of the sale, up to the amount owed to such holder. If the net proceeds are less than the amount owed, the noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the shortfall.

     Leap has a $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa asserted claims of up to approximately $48.7 million against Leap and its subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Proceedings relating to the resolution of these claims are currently pending in Chile. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. The note was previously held by Inversiones Leap Wireless Chile, which has been merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. Leap also recently filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to resolve this matter in the Bankruptcy Court. Endesa has filed a motion to dismiss that action. We will oppose Endesa’s motion to dismiss and the hearing on the motion is currently scheduled to be held in December 2003. Proceedings relating to the resolution of these claims are also currently pending in Chile. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims.

  The Cricket Companies

     As of September 30, 2003, the Cricket companies had a total of approximately $188.1 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor creditors. In addition, Cricket had restricted cash equivalents of $12.0 million as of September 30, 2003 that have been pledged to secure operating obligations. On October 21, 2003, the debtors and the informal committee of Cricket’s senior secured vendor debtholders agreed, pursuant to Section 8.05(e) of the Plan, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including an estimated $55 million of cure payments in connection with accepted contracts and leases, and (2) allowed priority claims against the Cricket companies through the effective date of the Plan. In addition to $70.1 million of expected administrative claims and allowed priority claims, the Cricket companies expect to pay approximately $17.2 million of principal and interest on license acquisition indebtedness to the FCC upon their emergence from bankruptcy. (The amount to be paid to the FCC will increase by approximately $5.7 million on January 31, 2004 and each three months thereafter). Since October 21, 2003, the Cricket companies have paid approximately $34 million to satisfy the administrative claims of vendors whose contracts were assumed by the Cricket companies in the bankruptcy proceedings.

     We have filed schedules with the Bankruptcy Court indicating which of our executory contracts and unexpired nonresidential real property leases we are assuming under the Plan. Unless otherwise agreed, our assumption of an executory contract or lease will require us to cure all prior defaults under the contract or lease, including all pre-petition liabilities. Under the Plan, any such cure amounts shall be the responsibility of reorganized Cricket. We estimate the cure amount payments will be approximately $55 million in the aggregate. These cure amounts are to be paid by or shortly after the effective date of the Plan from Cricket’s cash, cash equivalents and short term investments. Our estimate of cure payments could vary materially after we have finally negotiated or resolved any disputed amounts. Our pre-petition executory contracts and unexpired nonresidential real property leases that were not listed on the assumption schedules were rejected as of October 22, 2003 (or the later date listed in a rejection schedule). Parties affected by rejections of the contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11 not later than December 22, 2003. We also expect that additional liabilities will arise in the future as a result of the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

     At September 30, 2003, Cricket had $1,619.2 million ($1,584.2 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor facilities are stayed during the pendency of the Chapter 11 proceedings. In addition, at September 30, 2003, the Cricket companies had $76.7 million ($73.6 million, net of discount) outstanding principal amount of U.S. government financing secured by certain wireless licenses used in the Cricket business, as well as substantial general unsecured trade and other obligations.

     There can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to the Cricket companies, if at all, or that customers will continue to do business with the Cricket companies. Generally, since the Chapter 11 filings, the Cricket companies have successfully continued to purchase goods and services from their vendors, although certain vendors have shortened net payment terms, reduced the Cricket companies’ credit limits, or required the Cricket companies to pay for goods and services in advance. In addition, Lucent, a supplier of network products and services to Cricket, declined to sell new products and services to Cricket while Cricket and Lucent negotiated the terms under which Cricket will assume its contract with Lucent. Cricket assumed that contract subsequent to the end of the reporting period and Lucent has resumed selling services and supplies to Cricket.

     If Cricket becomes unable to use cash collateral or if the Plan does not become effective, the Cricket companies may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured vendor debtholders would receive in such a liquidation, and it is unlikely that any unsecured creditors of Cricket would receive any recovery in a liquidation.

Certain Contractual Obligations, Commitments and Contingencies

     The two tables below summarize in a single location information at September 30, 2003 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter for each of (i) Leap and (ii) the Cricket companies.

     The following amounts reflect certain pre-petition obligations as of September 30, 2003. As a result of the Chapter 11 filings, the long-term debt of Leap and the Cricket companies is in default and the obligations under such debt are immediately due and payable. As a result, the long-term debt of Leap and the Cricket companies has been classified as current in the tables below. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. Accordingly, all payments of principal and pre-petition accrued interest due under Leap’s and the Cricket companies’ long-term debt are stayed during the pendency of the Chapter 11 proceedings. Under

Chapter 11, the rights and interests of our various creditors will be substantially altered. In addition, under Chapter 11 we have rejected certain executory contracts, including lease obligations, which will affect the amount of our liabilities. Therefore, the contractual obligations and commitments presented in the tables below do not reflect our expected cash outlays in future periods.

Leap (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt (1)	$902,925	$902,925	$—	$—	$—	$—	$—
Operating leases	3,744	443	1,791	1,510	—	—	—

Total	$906,669	$903,368	$1,791	$1,510	$—	$—	$—

(1)	Amounts shown for Leap’s note payable and other long-term debt do not include interest other than interest capitalized under the facilities. Amounts shown for Leap’s senior notes and senior discount notes represent the face amounts of the notes of $225.0 million and $668.0 million, respectively. The accreted value of the principal outstanding under Leap’s senior discount notes was $504.5 million at September 30, 2003.

The Cricket companies (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt (1)	$1,753,772	$1,753,772	$––	$––	$––	$––	$—
Operating leases	157,598	13,509	53,982	50,640	23,655	4,737	11,075
Chase earn-out (2)	41,000	—	—	—	41,000	––	—

Total	$1,952,370	$1,767,281	$53,982	$50,640	$64,655	$4,737	$11,075

(1)	Amounts shown for the Cricket companies’ long-term debt, including amounts due pursuant to the senior secured vendor credit facilities and U.S. government financing, do not include interest other than interest capitalized under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(2)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was assigned to and assumed by Cricket in 1999. We believe that the earn-out will be earned at significantly less than $41.0 million, if at all.

Credit Facilities and Other Financing Arrangements

Units Offering

     As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, and the obligations under those notes have been accelerated. At September 30, 2003, Leap had $225.0 million ($178.2 million, net of discount) principal amount outstanding under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings.

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

Vendor Financing

     Cricket has entered into equipment purchase agreements and senior secured credit facilities with each of Lucent, Nortel, and Ericsson for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities, and as a result of the bankruptcy filing, the indebtedness under these facilities has been accelerated. At September 30, 2003, Cricket had $1,619.2 million ($1,584.2 million, net of discount) outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities generally are stayed during the pendency of the Chapter 11 proceedings.

     Because of the events of default under the senior secured credit facilities, each of the lenders under those facilities terminated their commitments under the facilities. The defaults also provide the credit facility lenders with various rights under their credit agreements and related security agreements, including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and personal property assets of the Cricket companies (other than the stock of Cricket Communications Holdings, Inc.), subject to the requisite approval of the Bankruptcy Court. However, under the Plan confirmed by the Bankruptcy Court, amounts owed under these facilities will be cancelled and the holders of secured debt associated with these facilities will receive their pro rata portion of 96.5% of the outstanding shares in reorganized Leap as of the effective date of the Plan and new senior secured notes from Cricket with an aggregate face value of $350.0 million.

     At September 30, 2003, origination fees totaling approximately $39.8 million were due and owing under the senior secured credit agreements. Previously, approximately $10.0 million of origination fees had been paid through borrowings under the senior secured vendor credit facilities. The debt discount that results from the origination fees is recorded as a direct reduction of the vendor debt and amortized as interest expense over the terms of the respective credit agreements using the effective interest method.

     The terms of these credit facilities are more fully described in the credit agreements, as amended, which are filed with the SEC as exhibits to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Subsequent to the end of the third quarter, Cricket assumed its equipment purchase agreements with each of Lucent, Nortel and Ericsson, reached settlement agreements with these suppliers concerning amounts owed under such agreements, and paid approximately $22.3 million to satisfy the settlement amounts.

Debt Obligations to the FCC and Note Payable

     The Cricket companies have assumed debt obligations to the FCC as part of the purchase price for wireless licenses. At September 30, 2003, the Cricket companies had $76.7 million ($73.6 million, net of discount) outstanding under their FCC debt. The terms of the notes include interest rates ranging from 6.25% to 9.75% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan, our U.S. government financing is to be reinstated on the effective date of the Plan, with past due payments of principal and accrued interest due and payable on such date.

     In April 2002, Leap completed the exchange of certain wireless licenses with a third party. Pursuant to the agreement, the third party assumed FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for the third party’s assumption of the FCC debt, Leap provided to the third party a note payable totaling $8.4 million, which is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Under the Plan, we will auction the wireless licenses owned by the subsidiary whose stock is pledged to secure the note payable and pay the noteholder the net proceeds of the sale, up to the amount owed to such holder. If the net proceeds are less than the amount owed, the noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the shortfall.

Operating Activities

     Cash provided by operating activities, net of cash used for reorganization items, totaled $109.1 million during the nine months ended September 30, 2003 compared to cash used in operating activities of $170.8 million in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, of $251.7 million, combined with a change in working capital of $28.2 million.

Investing Activities

     Cash used in investing activities was $40.8 million during the nine months ended September 30, 2003 compared to cash used in investing activities of $26.7 million in the corresponding period of the prior year. Investing activities during the nine months ended September 30, 2003 consisted primarily of the purchase of investments of $111.2 million, offset by the sale and maturity of investments of $79.2 million, the maturity of restricted cash equivalents of $13.8 million, $4.7 million in net proceeds from the sale of wireless licenses and the purchase of property and equipment primarily for the improvement of the coverage and capacity of our existing networks of $27.3 million. Investing activities during the nine months ended September 30, 2002 consisted primarily of the purchase of investments of $250.7 million, offset by the sale and maturity of investments of $214.8 million, net proceeds from the maturity of restricted cash equivalents of $2.6 million, the partial refund of our deposit with the FCC related to our anticipated purchase of wireless licenses of $74.2 million and the purchase of property and equipment primarily for the continued buildout of our existing networks of $87.4 million.

Financing Activities

     Cash used in financing activities during the nine months ended September 30, 2003 was $4.3 million and consisted primarily of payments on our debt obligations to the FCC. Cash provided by financing activities in the corresponding period of the prior year was $10.7 million and consisted of cash proceeds from our vendor loan facilities of $35.9 million for the purchase of property and equipment and $0.4 million in proceeds from the issuance of common stock, partially offset by repayments of notes payable and long-term debt of $19.8 million and $5.9 million in debt financing costs related to the March 2002 amendments to our vendor loan facilities.

RISK FACTORS

Our Plan of Reorganization May Not Receive Required FCC Approvals on a Timely Basis, and May Not Be Successfully Consummated

     Our Plan may be consummated only upon satisfaction of a number of conditions typical in restructurings, as well as FCC approval of the change of control of wireless licenses that will occur upon our emergence from bankruptcy. We expect that it will take several months to obtain FCC approval of that change of control. The approval process may be delayed if one or more third parties file objections to our application to the FCC for approval, which we expect to file in the near future. If the FCC determines that we will no longer be qualified to own C-block and F-block licenses under applicable FCC rules or that we will otherwise not be entitled to the benefits afforded to a “small business” or “very small business,” then, upon our emergence from bankruptcy: (1) we may forfeit our right to continue to own C-block and F-block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $4 million of unjust enrichment penalties. The carrying value of our C-block and F-block licenses for which we have not yet met the minimum coverage requirement is approximately $33.3 million. Several of these licenses, with a carrying value of approximately $0.4 million, are to be transferred to the Leap Creditor Trust or to a secured party that holds an $8.4 million claim against Leap in connection with our bankruptcy proceedings. We expect that the FCC will approve the proposed transfer of control of our wireless licenses. However, we cannot provide assurances that the FCC will grant such approval or will determine that we will remain qualified to hold C-block and F-block licenses upon our emergence from bankruptcy or that we will otherwise avoid “unjust enrichment” penalties.

     We cannot predict with certainty the length of time we will operate under the protection of Chapter 11 or the effect of the Chapter 11 proceedings on our business or on the interests of our stakeholders. Lengthy Chapter 11 proceedings would result in additional costs and are likely to adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers. If the Plan is not consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which would substantially erode the value of our enterprise to the detriment of all stakeholders.

Our Chapter 11 Proceedings Resulted in a Negative Public Perception of Leap and Cricket That Has Adversely Affected Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

     We believe that our Chapter 11 filings have negatively impacted the public perception of Leap, Cricket and their subsidiaries. If, due to negative press articles or otherwise, our current and potential customers perceive us as a company with financial difficulties, they may decide not to purchase our products or services. During the three months ended June 30, 2003, the quarter in which Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11, the number of Cricket customers decreased by approximately 54,000 to approximately 1,460,000 customers at June 30, 2003. Total customers were 1,478,000 at September 30, 2003. Prior to its bankruptcy filing, Cricket had never experienced a decline in total customers from one quarter to another. Our ability to attract and retain customers may continue to be adversely affected by our Chapter 11 proceedings, which could have a material negative impact on our liquidity and results of operations. Similarly, in light of the bankruptcy filings, our suppliers may also decide to no longer supply us with their products or services or to supply those products and services to us only on less favorable terms. Negative public perception could also adversely impact our future access to additional capital, make it more difficult to hire and retain key employees and have other material adverse effects on our business, results of operations and financial condition.

Certain Claims and Interests, Including the Leap Common Stock, Warrants and Options, Will Be Cancelled and the Holders of Those Claims and Interests Will Receive No Distributions Under the Plan of Reorganization

     Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders are likely to be substantially altered. Although the ultimate recovery to our creditors and common stockholders, if any, will not be determined until the effectiveness of a plan of reorganization, under our Plan, the outstanding shares of Leap common stock, warrants and options will be cancelled, and the holders of Leap common stock, warrants and options will receive no distributions under the Plan.

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

We Will be Required to Pay Cure Amounts for Contracts We Assume and Will be Subject to Damage Claims for Contracts We Reject

     As permitted under Chapter 11, we have filed schedules with the Bankruptcy Court indicating which of our pre-petition executory contracts and unexpired nonresidential real property leases we are assuming under the Plan. All of our pre-petition executory contracts and unexpired nonresidential real property leases that are not listed on the assumption schedules were rejected as of October 22, 2003 or the later date listed in a rejection schedule for such contract or lease. Parties affected by rejections of these contracts and leases may file claims with the Bankruptcy Court in accordance with Chapter 11 not later than December 22, 2003. Unless otherwise agreed, our assumption of an executory contract or lease generally will require us to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Under the Plan, any such cure amounts shall be the responsibility of reorganized Cricket. We estimate the cure amount payments will be approximately $55 million in the aggregate. We expect that liabilities subject to the proceedings will arise in the future as a result of the rejection of executory contracts and leases as described above, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

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

In Their Audit Report, Our Independent Accountants Express Substantial Doubt About Our Ability to Continue as a Going Concern

     Our independent accountants included a “going concern” paragraph in their audit report on our audited 2002 annual financial statements. The audit report states that our Chapter 11 filings raise substantial doubt about our ability to continue as a going concern. Our financial statements assume we will continue as a going concern, but our ability to do so will require a successful restructuring of our outstanding indebtedness and may require obtaining additional financing. Failure to achieve these objectives could lead to the financial failure of our company.

MCG Has Appealed the Confirmation of Our Plan and its Continued Opposition Could Delay Our Emergence From Bankruptcy

     MCG, our largest shareholder, has objected to the Plan and a number of other important positions taken by us in connection with our Chapter 11 proceedings. Although MCG has not generally prevailed in any of its various attempts to undermine the debtors’ reorganization process, MCG’s actions have led to substantial delays in the process. Shortly after the confirmation order was entered, MCG appealed the Bankruptcy Court’s confirmation of our Plan and, on October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan while MCG pursued its appeal. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting us to proceed with the Plan. We expect that MCG will continue to object to positions we take in the bankruptcy proceedings. MCG’s actions could lead to further delays and could impede our ability to timely emerge from Chapter 11. Lengthy Chapter 11 proceedings may adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers. In addition, if the Plan does not become effective in a timely manner, our Chapter 11 proceedings could be converted into Chapter 7 liquidation proceedings, which would substantially erode the value of our enterprise to the detriment of our stakeholders.

Implementation of Number Portability Could Negatively Impact our Business

     The FCC has mandated that telecommunications carriers permit customers to keep their existing telephone numbers when they switch from one carrier to another. Carriers must implement the number portability mandate in the largest 100 markets by November 24, 2003. We have long supported number portability and believe that the FCC’s order will benefit us in the long term. However, the effects of number portability are uncertain and could result in a loss of customers. We anticipate that number portability will increase competition for customers which could adversely affect our financial results by decreasing expected customer growth and expected revenue and by increasing the costs of adding new customers.

     We have been testing our portability processes with other wireless carriers and expect to implement number portability on November 24, 2003. However, our ability to implement the FCC mandate involves numerous aspects of our business, including network operations, customer care and billing, and depends in part on the readiness of other wireless carriers. The FCC recently issued an order resolving several issues concerning number portability between wireline and wireless carriers. We have conducted limited testing of wireline to wireless portability but expect to move forward to provide wireline to wireless portability.

Our Shares are Not Listed on the NASDAQ National Market System or Any Other Major Exchange and May Not Be Listed Following Completion of Our Bankruptcy Proceedings

     The fact that our shares are not listed on the NASDAQ National Market System or any other major exchange could reduce the liquidity of our common stock and make it more difficult for a stockholder to obtain accurate quotations as to the market price of our common stock. The last reported sale price of Leap’s common stock on the OTC Bulletin Board on November 17, 2003, was $0.02 per share. In addition, under the Plan, our existing equity securities will be cancelled without any distributions to holders of Leap common stock. As a result, any investment in Leap common stock is highly speculative.

     Under the Plan, new equity securities of Leap will be issued to various classes of our creditors upon our emergence from Chapter 11. The Disclosure Statement indicated that Leap’s new equity securities will not trade publicly upon our emergence from bankruptcy unless we elect, with the consent of the informal committee of Cricket’s senior secured vendor debtholders, to remain a publicly-traded company. We currently contemplate that we may make such an election and that Leap’s new equity securities may trade publicly after they are issued. However, that decision is not yet final and, even if Leap’s new equity securities trade publicly after our emergence from bankruptcy, such securities may not be listed on the NASDAQ National Market System or any exchange or the OTC Bulletin Board. If the liquidity of Leap’s common stock is limited after our emergence from bankruptcy, our ability to access capital markets may be restricted.

Our Bankruptcy Filings, the Highly Competitive Wireless Telecommunications Market and New Number Portability Regulations Adversely Affect Our Ability to Predict Future Performance

     Our business plan and estimated future operating results are based on estimates of key operating metrics. Our Chapter 11 filings, coupled with the highly competitive marketplace and the uncertainties surrounding the effects of number portability (which will allow telecommunications customers to maintain their existing telephone number when switching to another telecommunications provider), have adversely affected our ability to predict future customer growth and other key operating metrics.

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future.

     Leap and its subsidiaries experienced net losses of $424.8 million for the nine months ended September 30, 2003, $664.8 million in the year ended December 31, 2002, $483.3 million in the year ended December 31, 2001, $0.2 million in the year ended December 31, 2000, $75.8 million in the transition period from September 1, 1999 to December 31, 1999, $164.6 million in the fiscal year ended August 31, 1999, $46.7 million in the fiscal year ended August 31, 1998 and $5.2 million in the fiscal year ended August 31, 1997. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of a reorganized Leap.

Our Business Strategy Is Subject to Executions Risks, and We May Not Attract the Number of Customers Necessary to Be Successful In the Long Term

     Our business strategy is to offer consumers a service, marketed under the brand “Cricket,” that allows them to make virtually unlimited calls within a local area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. This strategy is a relatively unique approach to marketing wireless services. While it has shown a strong ability to attract new customers following launch, it may not prove to be successful in the long term. Our marketing efforts may not draw the volume of customers necessary to sustain our business plan, our capital and operating costs may exceed planned levels, and we may be unable to compete effectively as a mobile alternative to landline or with other wireless service providers in our markets over the longer term. In addition, potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area.

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

     Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Our competitors have begun to price their services more aggressively and may attract more customers because of their stronger market presence and geographic reach and their larger financial resources. Many competitors have substantially greater resources than we have, and we may not be able to compete successfully.

If We Experience a Higher Rate of Customer Turnover Than Planned, Our Costs Could Increase

     Many providers in the U.S. personal communications services industry have experienced a high rate of customer turnover. Our rate of customer turnover may be affected by several factors, including limited network coverage, reliability issues, such as blocked or dropped calls, handset problems, inability to make calls while outside of the local calling area, affordability, customer care concerns, number portability and other competitive factors. Our strategy to address customer turnover may not be successful, or our rate of customer turnover may be unacceptable. In some markets, our competitors have chosen to provide a service plan with pricing similar to the Cricket service, and these competitive factors could also cause increased customer turnover. A high rate of customer turnover could reduce revenues and increase the marketing costs required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The Loss of Key Personnel, Difficulty Attracting and Retaining Qualified Personnel, and Changes in Management Could Harm Our Business

     We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. In material part due to our announcement of restructuring discussions and subsequent Chapter 11 filings, we are experiencing higher than normal employee turnover, including turnover of individuals at the senior vice president, vice president and other management levels. These losses of key individuals, and particularly the cumulative effect of these losses, may have a material, adverse impact on our ability to manage and operate our business. We also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filings, which could also adversely affect our business operations and financial condition. In addition, under the Plan, a new Board of Directors of Leap will be appointed consisting of a majority of new directors as of the effective date of the Plan, and there will be a new stockholder base as well. We cannot assure you that a new Board of Directors or new stockholders would maintain the current direction of the company or that a new Board of Directors would retain the current management team.

     On September 12, 2003, we announced that Harvey P. White, our chairman and chief executive officer, has indicated that he intends to retire as CEO. Mr. White indicated that he would continue to serve as CEO until a new CEO is selected and approved by the Board.

If We Are Unable to Find Parties Willing to Supply or Finance New Equipment and Services, We May Be Unable to Maintain or Expand Our Telecommunications Networks

     Although we have launched service and substantially completed our networks in all markets in our initial buildout plans, over time we will need to improve the coverage and capacity of our existing networks through the installation of additional network equipment, and we will need to purchase new network equipment for additional markets we may launch. Our purchase agreements with Lucent and Nortel currently require that we pay for purchases in advance. In the future, we may not have cash available for purchases from these vendors that are necessary to improve the coverage and capacity of our existing networks or to launch new markets. In addition, our trade creditors may refuse to supply us, may restrict their supply to us or may condition their supply to us upon pre-payment. We may not be able to find other vendors, trade creditors or third parties to supply us on terms that are acceptable to us, or at all. If our existing vendors and trade creditors cease supplying us and we are unable to secure alternate suppliers and trade creditors, our business would be materially adversely affected.

Risks Associated With Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect our Business

     We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. However, under product liability laws, we could be held liable with the equipment manufacturers and suppliers for handsets and accessories that we sell if they are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from losses associated with product liability, but we cannot guarantee that we will be fully protected against any such losses.

     Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. Concerns over radio frequency emissions and defective products may have the effect of discouraging the use of wireless handsets, which could decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices.

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

     We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. For example, we rely on third-party suppliers such as Lucent, Nortel and Ericsson to provide us with replacement parts for our networks, to help us maintain our telecommunications network software, and to update that software, including updates that allow us to comply with governmental mandates relating to matters like number portability (i.e. a telecommunications customers’ ability to maintain their existing telephone number when switching to another telecommunications provider) and law enforcement programs such as the Communications Assistance for Law Enforcement Act (CALEA). We also rely on specialized vendors to assist us in operating customer call centers and generating and distributing customers’ bills. In addition, a majority of new subscribers purchase handsets for Cricket service from third-party retailers rather than from Cricket stores. Some retailers may choose to direct potential subscribers to competitors’ products that offer higher sales commissions to the retailer. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Some vendors, including software vendors, are the exclusive sources of their products. Further, because of the time lags associated with transferring complex responsibilities from one vendor to another, the disruption to our business could materially affect our operations and financial condition even if alternative vendors were available to eventually replace any vendor that failed to provide the services we contracted to receive.

     As noted above, a majority of new customers purchase handsets from third-party retailers. Although these retailers own the handsets they sell to customers, we have followed the typical industry practice of subsidizing the cost of handsets to retailers to facilitate the sale of handsets to customers. As a result, if third-party retailers lose a substantial number of subsidized handsets (for example, through fire or theft), our cost of acquiring customers will increase. In addition, third-party suppliers package and distribute our handsets and repair and refurbish handsets that have been returned to us. Although our contracts with these suppliers require them to insure our handsets while in their possession, we may not be completely reimbursed if such suppliers lose or damage a substantial number of our handsets.

If Call Volume Under Our Cricket Flat Price Plans Exceeds the Capacity of Our Wireless Networks, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Affect On Our Competitive Position

     Our Cricket strategy is to offer consumers wireless service that allows them to make virtually unlimited calls within a local area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. Our current plans assume, and our experience has shown, that our Cricket customers use their handsets approximately 1,400 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity. If our networks cannot handle the call volumes they experience, our competitive position and business prospects could be materially adversely affected.

     In addition, we recently launched a new service that bundles certain features, 1,000 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. Our current plans assume, and our experience has shown, that customers of our bundled service use approximately 120 minutes of long distance per month. If customers use all of the long distance minutes included with this new service, we could face capacity problems and our costs of providing the service could increase, making it uneconomical to continue providing the service. If we are unable to cost-effectively provide our new products and services to customers, our competitive position and business prospects could be materially adversely affected.

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

Declines in Our Operating Performance or Changes in Our Business Climate Could Ultimately Result in an Impairment of Our Long-Lived Assets

     We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compare our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets in performing our impairment tests. Our estimated future operating results are based on estimates of key operating metrics, therefore, if we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in an impairment charge related to our long-lived assets. In addition, the outcome of our Chapter 11 proceedings may also adversely affect the carrying value of our long-lived assets as a result of fresh start reporting. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our long-lived assets on our balance sheet.

Our Issuance of Shares to MCG Qualifies, and Implementation of Our Plan of Reorganization is Likely to Qualify, as an Ownership Change under Internal Revenue Code Section 382 and Limits Our Ability to Use Our Net Operating Loss and Capital Loss Carryforwards

     Our issuance of 21,020,431 shares of common stock to MCG in August 2002 caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, our ability to utilize our net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan, there will be an additional ownership change in connection with our emergence from bankruptcy, which may further limit our ability to utilize our net operating loss and capital loss carryforwards. The Plan contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, we may be required to reduce the tax bases of our assets by a portion of the excluded income. The Plan further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket, which have been structured as tax-deferred transactions. Management believes that these mergers and transfers will not result in significant income tax to Leap and its subsidiaries, however, if any changes to the Plan or additional mergers and transfers cannot be structured in a tax-deferred manner, we may owe significant income taxes as a result.

If MCG Acquires One Additional Share of Our Common Stock, That Acquisition Would Trigger a Distribution of the Rights Under Our Stockholder Rights Plan

     Leap has a rights plan that could discourage, delay or prevent an acquisition of Leap under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of Leap common stock, which will cause substantial dilution to a person or group acquiring 15% or more of Leap’s stock if the acquisition is not approved by Leap’s Board of Directors. Because the issuance of shares to MCG pursuant to the arbitration award would have otherwise triggered the rights plan, Leap amended the rights plan to provide that ownership of our common stock in excess of the 15% threshold by MCG, together with all of its affiliates and associates existing on August 29, 2002, solely as a result of the number of shares they beneficially owned on August 29, 2002, plus the shares issued to MCG in connection with the arbitration award, will not trigger the rights plan, unless and until MCG, together with all of its affiliates and associates, acquires one or more additional shares of our common stock. If MCG acquires one additional share of our common stock other than those shares excluded under the rights plan, its ownership in our common stock would be significantly diluted. Therefore, Leap’s rights plan may have the effect of preventing MCG from acquiring shares of our common stock. For a description of the rights plan, see the section entitled “Stockholder Rights Plan” in Note 8 to the consolidated financial statements included in Item 8 of Leap’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

We May Not Satisfy the Coverage Deadlines and Geographic Coverage Requirements Applicable to Our Wireless Licenses, Which May Result in the Revocation of Some of Our Wireless Licenses or the Imposition of Fines and/or Other Sanctions

     Our wireless licenses include provisions that require us to satisfy certain coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one third of the population within five years and two thirds of the population within ten years. Some of our wireless licenses, with an aggregate carrying value of approximately $44.2 million at September 30, 2003, have initial coverage deadlines in 2004. We have met the coverage requirements in all markets where we currently offer Cricket service. However we have not satisfied the minimum coverage requirements for all material wireless licenses that we intend to use in the Cricket business or sell or transfer to third parties. We estimate that it would cost approximately $8 million to meet the coverage requirements for wireless licenses with initial coverage deadlines in 2004 that have not yet been met. We intend to either satisfy the minimum coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet met the coverage requirement before the deadline. However, we cannot assure you that we will be able to satisfy the minimum coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with the FCC’s coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that may expire in the near future. Any subsequent expiration of these wireless licenses could have a material adverse effect on our financial position and results of operations.

Governmental Regulation Could Increase our Costs and Affect our Competitive Position

     Many aspects of our business are regulated to varying degrees by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. State regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers. Governmental regulations and orders could significantly increase our costs and affect our competitive position compared to other telecommunication providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

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

     Hedging Policy. The Company has entered into interest rate cap agreements which fix or limit a portion of the interest cost to Cricket and the Leap subsidiaries that guarantee the vendor loans (other than Cricket Communications Holdings, Inc.). These agreements are accounted for at fair value and marked to fair value at each period end. The interest rate cap agreements do not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

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

     (b)  Changes in Internal Controls

     Previously, the Company’s procurement processes did not accurately track certain network construction change orders. This significant deficiency resulted from the high volume of network construction activity occurring during the design and launch of the Company’s networks, the outsourcing of significant portions of the network asset procurement processes to the Company’s equipment vendors, and internal control weaknesses in the Company’s procurement process. New construction has been substantially reduced, in large part due to the completion of the network buildout. In addition, management has implemented a software system, and will continue to implement improvements to the procurement process, that further enhance the Company’s ability to effectively track and report new purchase commitments, including change orders, and asset transfers. Management has also adopted a plan to perform a physical inventory of network assets and to design and develop a software system that will supplement the existing procurement system to more effectively report change orders. The physical inventory is expected to be completed by March 31, 2004 and the software system is expected to be deployed by December 31, 2004. In the interim, the Company has and will continue to perform selective physical counts of our network assets in the field.

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

     For the period ended March 31, 2003, we reported that a significant portion of our inventory held for resale was located at facilities managed by third-party dealers and distributors and that control improvements were necessary to track movement and related costs of such inventory, including cycle counting on a systematic basis to ensure the reasonable accuracy of the on-hand inventory balances. In the period ended June 30, 2003, we completed the implementation of an improved inventory tracking and reporting software module, and we executed physical inventory counts at select locations where our system balances did not equal the third-party’s balance and other pre-determined criteria. We believe that the approximately $8.4 million of inventory located at third-party dealers and distributors included in the Company’s condensed financial statements for the period ended September 30, 2003 is fairly presented. We are designing and implementing additional procedures related to routine and recurring cycle counts for all third-party locations to further improve our inventory controls.

     There have been no other significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     On April 13, 2003 (the “Petition Date”), Leap, Cricket Communications Inc. and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-All to 03-03535-All). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On July 31, 2003, the Bankruptcy Court approved the debtors’ Fifth Amended Joint Plan of Reorganization, referred to in this report as the Plan, and the accompanying Disclosure Statement. The debtors mailed the Plan and Disclosure Statement to, and began soliciting approval of the Plan from, those creditors entitled to vote on the Plan on or about August 7, 2003. We received sufficient affirmative votes from creditors to confirm the Plan, subject to approval of the Bankruptcy Court at the confirmation hearing that began on September 30, 2003. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan. MCG, Leap’s largest shareholder, has objected to the Plan and a number of other important positions taken by the debtors in connection with their Chapter 11 proceedings and has appealed the Bankruptcy Court’s confirmation order. On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan while MCG pursues its appeal. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the debtors to proceed with the Plan. The Company expects that MCG will continue to object to positions taken by the debtors in the bankruptcy proceedings. The Plan provides for certain conditions that must be fulfilled prior to its effective date. Therefore, consummation of the Plan is dependent upon satisfaction of a number of conditions typical in restructurings, as well as FCC approval for the change of control or wireless licenses that will occur upon our emergence from bankruptcy. We cannot guarantee that the conditions to the effectiveness of the Plan will be met (or waived). Accordingly, we can provide no assurances that the Plan will be consummated and the restructuring completed. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11. On August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder (Case No. 03-90284), seeking to (a) avoid and recover from the defendants a preferential payment of $1,475,209.37 pursuant to section 547(b) of the Bankruptcy Code and (b) subordinate MCG’s alleged general unsecured claim for $39,812,698.09 to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. The defendants have answered the complaint, and the parties are in the process of conducting discovery. A pre-trial conference has been scheduled for November 25, 2003. On October 6, 2003, Leap filed an action in the Bankruptcy Court against American Wireless, L.L.C. and certain of its members seeking to subordinate American Wireless’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. The Chapter 11 cases are discussed in greater detail in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I of this report.

     Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another and each alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its financial statements. The actions sought an unspecified amount of damages, plus costs and expenses related to bringing the actions. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). No class has yet been certified in these actions. On May 23, 2003, the plaintiffs filed an amended complaint which reiterated the claim of misrepresentation related to the impairment tests for Leap’s wireless licenses and added claims that misrepresentations were made regarding certain business metrics related to the operation of Leap’s subsidiary, Cricket Communications. The amended complaint only named Harvey White and Susan Swenson as defendants. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by Leap were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. Plaintiffs filed an opposition to the motion to dismiss and the defendants’ have filed a reply. The Court has taken the matter under submission and will decide the motion based on the papers filed. No class has yet been certified in these actions. Although Leap is not a defendant in the case, plaintiffs continue to pursue the individual defendants. In conjunction with the Chapter 11 bankruptcy proceedings, the two named defendants have filed claims for indemnity against the debtors, including Leap.

     From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa S.A. (“Endesa”). Leap has a $35.0 million promissory note receivable from Endesa that is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $48.7 million against Leap for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Proceedings relating to the resolution of these claims are currently pending in Chile. The note matured on June 2, 2001 and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims are currently pending before the 19th Civil Court of Santiago in the Republic of Chile (instituted on June 29, 2001). Leap believes Endesa’s claims are without merit, and is contesting Endesa’s claims. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on Leap’s consolidated financial position or results of operations. Leap also recently filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to resolve this matter in the Bankruptcy Court. Endesa has filed a motion to dismiss that action. Leap will oppose Endesa’s motion to dismiss and the hearing on the motion is currently scheduled to be held in December 2003.

     On December 31, 2002, several members of American Wireless Group, LLC filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “Whittington Lawsuit”). The complaint alleges that Leap failed to disclose material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. The dispute with MCG resulted in an arbitration proceeding in 2002 between MCG and Leap. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims of indemnity against Leap.

     In a related action, on June 6, 2003, American Wireless Group, LLC filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit. In conjunction with the Chapter 11 bankruptcy proceedings, the named defendants have filed claims for indemnity against Leap.

     On October 6, 2003, Leap filed an action in the Bankruptcy Court against American Wireless, L.L.C. and certain of its members seeking to subordinate American Wireless’s alleged general unsecured claims to the same priority as that of other common stockholders under Section 510(b) of the Bankruptcy Code.

     On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in the Supreme Court of the State of New York, Case No. 03600591, on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap’s debt securities on February 23, 2000. Leap was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint seeks compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on Leap. In response, Leap filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against it. Plaintiff claims that the automatic stay should not apply in this instance, but has not taken any action to proceed with the lawsuit or to lift the stay. Leap is named as a nominal defendant in the case, and management does not believe that the outcome of this case will have a material adverse effect on Leap’s consolidated financial position, results of operations or cash flows. Upon the effectiveness of the Plan, Leap’s rights under this action will be transferred to the Leap Creditor Trust.

     Leap also refers readers of this report to those legal proceedings described in its Annual Report on Form 10-K/A for the year ended December 31, 2002 under Item 3 and those legal proceedings described in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 under Part II, Item 1 and its quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003 under Part II, Item 1.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

(a)  As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes, and the obligations under those notes have been accelerated. As of the date of this report, Leap had $225.0 million ($178.2 million, net of discount) principal outstanding under its 12.5% senior notes and approximately $504.5 million ($428.7 million, net of discount) in accreted value of principal amount and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes generally are stayed during the pendency of the Chapter 11 proceedings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

     Leap’s wholly owned subsidiary, Cricket Communications, Inc., previously entered into purchase agreements and senior secured vendor credit facilities with each of Lucent, Nortel and Ericsson Credit AB to finance Cricket’s purchase of network infrastructure products and services from Lucent, Nortel and an affiliate of Ericsson Credit AB plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities has been accelerated. As of the date of filing this report, Cricket is in default under the senior secured vendor credit facilities by approximately $1,619.2 million ($1,584.2 million, net of discount) in accreted value of principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and payments of amounts owing under the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Index to Exhibits:

Exhibit
Number	Description of Exhibit

2.1(1)	Fifth Amended Joint Plan of Reorganization, dated as of July 30, 2003.

2.2(1)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization, dated as of July 30, 2003.

10.12.5(2)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.

Exhibit
Number	Description of Exhibit

10.35(2)	Amended and Restated Settlement Agreement, entered into as of September 29, 2003, by and among the Registrant, Cricket Communications, Inc. and Cricket Communications Holdings, Inc., on behalf of themselves and certain other related debtors and debtors in possession whose cases are being jointly administered with the bankruptcy cases of the Registrant, Cricket and Holdings and which are listed on Exhibit “A” thereto, Cricket Performance 3, Inc. and Ericsson Wireless Communications Inc.

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(2)	Filed herewith.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

          (b) Reports on Form 8-K.

(1) Current Report on Form 8-K, dated July 3, 2003, filed with the SEC on July 7, 2003. Items 7 and 9 reported, attaching as exhibits thereto Leap’s and Cricket’s monthly operating reports for the months of April and May 2003 filed with the United States Trustee as required by federal bankruptcy law.

(2) Current Report on Form 8-K, dated July 8, 2003, filed with the SEC on July 11, 2003. Items 5 and 7 reported, relating to Leap and Cricket having filed a Third Amended Joint Plan of Reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court, and attaching as exhibits thereto the Plan and Disclosure Statement.

(3) Current Report on Form 8-K, dated July 18, 2003, filed with the SEC on July 23, 2003. Items 5 and 7 reported, relating to Leap and Cricket having filed a Third Amended Joint Plan of Reorganization, as Modified (the “Plan”), and related disclosure statement (the “Disclosure Statement”) with the Court, and attaching as exhibits thereto the Plan and Disclosure Statement.

(4) Current Report on Form 8-K, dated July 21, 2003, filed with the SEC on July 31, 2003. Items 7 and 9 reported, attaching as exhibits thereto Leap’s and Cricket’s monthly operating reports for the month ended June 30, 2003 filed with the United States Trustee as required by federal bankruptcy law.

(5) Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003. Items 5 and 7 reported, relating to (i) Leap and Cricket having filed a Fifth Amended Joint Plan of Reorganization (the “Plan”) and related disclosure statement (the “Disclosure Statement”) with the Court, (ii) the Court’s approval of the Disclosure Statement, (iii) the Court’s authorization of the Company to begin soliciting approval of the Plan and (iv) the Company’s announcement of its intent to stop offering service in Hickory, North Carolina, one of the markets in its 40 Market Plan, effective September 30, 2003. The Plan and Disclosure Statement were filed as exhibits to the Current Report.

(6) Current Report on Form 8-K, dated October 22, 2203, filed with the SEC on November 6, 2003. Items 3 and 7 reported, relating to the entry of an order by the Bankruptcy Court on October 22, 2003 confirming the debtors’ Fifth Amended Joint Plan of Reorganization. Financial statements relating to the assets and liabilities of the Registrant at August 31, 2003 were filed as Exhibit 99.1 thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 21, 2003	By:	/s/ HARVEY P. WHITE

Harvey P. White
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2003	By:	/s/ STEWART D. HUTCHESON

Stewart D. Hutcheson
Chief Financial Officer
(Principal Financial Officer)