Form 10-K/A
period 2002-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2004-05-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.0001 par value
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☐    NO  ☑

     As of June 30, 2003, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $1,828,000, based on the closing price of Leap’s Common Stock on the OTC Bulletin Board on June 30, 2003, of $.05 per share.

     As of May 6, 2004, 58,704,224 shares of the registrant’s Common Stock, $.0001 par value per share, were outstanding.

Item 14. Controls and Procedures
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

          This Amendment No. 2 to Leap Wireless International, Inc.’s (“Leap” or the “Company”) Annual Report on Form 10-K/A for the year ended December 31, 2002 amends and restates Item 14 of Part III of the original Form 10-K, as amended, and supplements Item 15(c) of Part IV to include current Certifications of Leap’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to this Amendment. No other information included in the original Form 10-K, as amended, is amended hereby.

Item 14. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Amendment to Form 10-K/A, the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2002, the end of the period covered by this report. Based on that evaluation, including consideration of the matters described in subsection (b) below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that: (1) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2002; and (2) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 22, 2004, the date the evaluation was conducted.

     (b) Changes in Internal Controls

     Field Change Orders

     In May 2002, the Company implemented new procurement management software and accompanying procedures to automate and improve its then-existing procurement procedures. The Company has continued to enhance these controls and procedures since their implementation. Following the implementation of the new procurement controls in May 2002, the Company verified that its controls were operating as designed by confirming operating procedures, analyzing and testing system reports, and performing selective physical counts of network assets in the field. In addition, the Company held discussions with its three significant network equipment vendors in 2002 to determine whether the Company owed the vendors for field change orders that may have occurred prior to the May 2002 implementation of the new software. Only one vendor indicated that the Company had outstanding field change orders that had not yet been invoiced by the vendor. The Company worked with the vendor for several months and, in September 2002, reached a resolution with the vendor that the Company believed covered all material change orders for periods prior to May 2002. The significant deficiency in the ability of the Company’s procurement process to accurately track network construction change orders resulted from the high volume of network construction activity occurring during the design and launch of the Company’s networks, the outsourcing of significant portions of the network asset procurement processes to the Company’s equipment vendors, and internal control weaknesses in the Company’s procurement process. New construction has been substantially reduced, in large part due to the completion of the network buildout for the Company’s 39 operating markets. Because of the implementation of its new procurement controls and the substantial reduction in network equipment procurement in 2002, the Company, its Chief Executive Officer and its Chief Financial Officer believe this significant deficiency was remediated prior to December 31, 2002. In the first two quarters of 2003, this vendor presented the Company with documentation for additional change orders, all of which pertained to orders procured prior to May 2002, even though the Company had worked diligently with that vendor in 2002 to identify all open field change orders and the Company’s contract with the vendor required it to submit invoices to the Company as services were performed and when equipment was shipped. In the third quarter of 2003, the Company negotiated a final settlement with this vendor regarding these additional pre-May 2002 field change orders. The impact of the settlement was not material to the Company’s financial condition, results of operations or liquidity for the quarter ended September 30, 2003 or for any prior period.

     Tracking Network Assets

     The Company’s wireless network assets are situated at more than 2,500 different locations. From time to time, the Company relocates certain of these assets in order to optimize its network coverage and asset utilization. Although the Company did not track all assets that were transferred from one location to another prior to the fourth quarter of 2003, the Company conducted inventories and utilized comparative analyses to track and account for its network assets. At December 31, 2002, the Company conducted an inventory of the principal network assets used to provide service in its markets and compared the aggregate value and amounts of such inventory against the Company’s purchase and financial records. Based on the results of that inventory and comparative analysis, management concluded that the amounts presented in the consolidated financial statements for the period ended December 31, 2002 for property and equipment, and associated depreciation, are fairly presented.

     The Company purchased minimal amounts of capital equipment during the first quarter of 2003 because it curtailed capital spending while it conducted negotiations with creditors to restructure its debt. Since the second quarter of 2003, the Company has performed selective physical counts of its network assets from time to time to confirm the existence of such assets. In the fourth quarter of 2003, the Company implemented additional reports and enhanced approval procedures to supplement its controls and procedures with respect to tracking asset transfers.

     Billing System Changes

     Prior to October 2002, the Company offered service plans to its customers that required them to pay in advance, and the Company recognized revenues for these customers as services were rendered. Commencing in October 2002, the Company established a pay-in-arrears payment plan that it offers to its new customers. As a result of establishing the pay-in-arrears plan, the Company recognizes revenues for all of its new customers when cash payments are received and the service period is completed. However, the Company has not changed its payment plan or revenue recognition method for its existing pay-in-advance customers. Because of the relatively small number of pay-in-arrears customers in the fourth quarter of 2002 compared to the Company’s total customer base, and because the Company did not begin receiving revenues from these pay-in-arrears customers until mid-November 2002, neither the amount of revenues nor the timing of payments from new customers who paid in arrears were material, individually or in the aggregate, to the Company’s service revenues or results of operations reported for the fourth quarter of 2002 or the year ended December 31, 2002.

     In the first quarter of 2003, the Company developed reports and analytical tools to separate billing and cash receipts data related to pay-in-advance customers from the data for pay-in-arrears customers. The Company then used information from these reports and analytical tools to record service revenues for the first quarter. Based upon the newly developed reports and analytical tools used to record its service revenues, the Company believes that the amount included as service revenues included in its condensed consolidated financial statements for the quarter ended March 31, 2003 is fairly presented.

     Also in the first quarter of 2003, the Company began implementing improvements to its information systems to allow it to systematically recognize revenue in accordance with the provisions of the new plans. Management completed those changes in the second quarter of 2003. The Company believes that this revenue reporting system allows it to systematically recognize revenues from its customers regardless of the pricing plans that apply to them.

     Inventory Located at Third-Party Dealers and Distributors

     For the year ended December 31, 2002, the Company reported that a significant portion of its inventory held for resale was located at facilities managed by third-party dealers and distributors. Prior to the second quarter of 2003, the Company utilized analytical procedures based on handset activation data to determine the aggregate cost of handset inventory held by third-party dealers and distributors and, after dividing that aggregate cost by the Company’s weighted average cost per handset, to validate the number of handsets held as inventory by third-party dealers and distributors. Based upon management’s analysis of the information derived from these procedures, the Company believes that the approximately $5.2 million of inventory located at third-party dealers and distributors included in its consolidated financial statements for the year ended December 31, 2002 is fairly presented. In the second quarter of 2003, the Company implemented an inventory tracking and reporting software module and executed physical inventory counts at select locations, including locations where the inventory balance reported to the Company by a dealer or distributor did not correspond with the Company’s records and locations where a dealer’s or distributor’s orders for new inventory appeared inconsistent with its inventory balances.

     There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2004	LEAP WIRELESS INTERNATIONAL, INC.
	By:	/s/ Harvey P. White
Harvey P. White,
Chief Executive Officer and Director

May 10, 2004	By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Financial Officer