Form 10-Q/A
period 2003-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2004-05-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes  ☑    No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

     The number of shares of registrant’s common stock outstanding on May 6, 2004 was 58,704,224.

Item 4. Controls and Procedures
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

          This Amendment No. 1 to Leap Wireless International, Inc.’s (“Leap” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 amends and restates Item 4 of Part I of the original Form 10-Q and supplements Item 6(a) of Part II to include current Certifications of Leap’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to this Amendment. No other information included in the original Form 10-Q is amended hereby.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Amendment to Form 10-Q, the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2003, the end of the period covered by this report. Based on that evaluation, including consideration of the matters described in subsection (b) below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that: (1) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2003; and (2) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 22, 2004, the date the evaluation was conducted.

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

2

     Tracking Network Assets

     The Company’s wireless network assets are situated at more than 2,500 different locations. From time to time, the Company relocates certain of these assets in order to optimize its network coverage and asset utilization. Although the Company did not track all assets that were transferred from one location to another prior to the fourth quarter of 2003, the Company conducted inventories and utilized comparative analyses to track and account for its network assets. At December 31, 2002, the Company conducted an inventory of the principal network assets used to provide service in its markets and compared the aggregate value and amounts of such inventory against the Company’s purchase and financial records. Further, the Company purchased minimal amounts of capital equipment during the first quarter of 2003 because it curtailed capital spending while it conducted negotiations with creditors to restructure its debt. Based on the results of that inventory and comparative analysis and the Company’s minimal capital equipment purchases in the first quarter, management concluded that the amounts presented in the condensed consolidated financial statements for the period ended March 31, 2003 for property and equipment, and associated depreciation, are fairly presented.

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

     Inventory Located at Third-Party Dealers and Distributors

     For the period ended March 31, 2003, the Company reported that a significant portion of its inventory held for resale was located at facilities managed by third-party dealers and distributors. Prior to the second quarter of 2003, the Company utilized analytical procedures based on handset activation data to determine the aggregate cost of handset inventory held by third-party dealers and distributors and, after dividing that aggregate cost by the Company’s weighted average cost per handset, to validate the number of handsets held as inventory by third-party dealers and distributors. Based upon management’s analysis of the information derived from these procedures, the Company believes that the approximately $9.8 million of inventory located at third-party dealers and distributors included in its condensed consolidated financial statements for the period ended March 31, 2003 is fairly presented. In the second quarter of 2003, the Company implemented an inventory tracking and reporting software module and executed physical inventory counts at select locations, including locations where the inventory balance reported to the Company by a dealer or distributor did not correspond with the Company’s records and locations where a dealer’s or distributor’s orders for new inventory appeared inconsistent with its inventory balances.

3

     There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

[REMAINDER OF PAGE INTENTIONALLY BLANK]

4

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: May 10, 2004	By:	/s/ Harvey P. White

Harvey P. White
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2004	By:	/s/ Stewart D. Hutcheson

Stewart D. Hutcheson
Chief Financial Officer
(Principal Financial Officer)

5