Form 10-Q/A
period 2003-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2004-05-10
CIK 1065049

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

Item 4. Controls and Procedures
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2

          This Amendment No. 1 to Leap Wireless International, Inc.’s (“Leap” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003 amends and restates Item 4 of Part I of the original Form 10-Q and supplements Item 6(a) of Part II to include current Certifications of Leap’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to this Amendment. No other information included in the original Form 10-Q is amended hereby.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Amendment to Form 10-Q, the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Based on that evaluation, including consideration of the matters described in subsection (b) below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that: (1) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2003; and (2) the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 22, 2004, the date the evaluation was conducted.

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

2

     Tracking Network Assets

     The Company’s wireless network assets are situated at more than 2,500 different locations. From time to time, the Company relocates certain of these assets in order to optimize its network coverage and asset utilization. Although the Company did not track all assets that were transferred from one location to another prior to the fourth quarter of 2003, the Company conducted inventories and utilized comparative analyses to track and account for its network assets. At December 31, 2002, the Company conducted an inventory of the principal network assets used to provide service in its markets and compared the aggregate value and amounts of such inventory against the Company’s purchase and financial records. Since the second quarter of 2003, the Company has performed selective physical counts of its network assets from time to time to confirm the existence of such assets. Based on the results of that inventory and comparative analysis and the selective counts, management concluded that the amounts presented in the condensed consolidated financial statements for the period ended September 30, 2003 for property and equipment, and associated depreciation, are fairly presented. In the fourth quarter of 2003, the Company implemented additional reports and enhanced approval procedures to supplement its controls and procedures with respect to tracking asset transfers.

     There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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