Form 10-K
period 2003-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2004-05-13
CIK 1065049

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission file number 0-29752

LEAP WIRELESS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0811062 (I.R.S. Employer Identification No.)

10307 Pacific Center Court, San Diego, CA Address of Principal Executive Offices)	92121 (Zip Code)

(858) 882-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐     NO ☒

      As of June 30, 2003, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $1,828,000, based on the closing price of Leap’s common stock on the OTC Bulletin Board on June 30, 2003, of $.05 per share.

      As of May 7, 2004, 58,704,224 shares of the registrant’s Common Stock, $.0001 par value per share, were outstanding.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

i

PART I

      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2004 population estimates provided by Claritas Inc.

Forward-Looking Statements; Cautionary Statement

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	limitations on our ability to predict the future performance and actions of Leap because we will have new stockholders and a new Board of Directors if and when we emerge from bankruptcy, and we expect that a new CEO will be appointed in the near future. Changes in management or direction implemented by the new stockholders, the new Board or new management may cause actual results to differ materially from those anticipated or implied in our forward-looking statements;

•	our ability to obtain approval from the Federal Communications Commission, or FCC, for the change of control of our wireless licenses that will occur upon our emergence from bankruptcy, and our ability to successfully implement our Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, referred to herein as the Plan of Reorganization, which has been confirmed by the United States Bankruptcy Court for the Southern District of California, or the Bankruptcy Court;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases if our Plan of Reorganization does not become effective in a timely fashion;

•	the potential continuing adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket and on our ability to predict future customer growth and other key operating metrics;

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	rulings or actions by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	failure of network systems to perform according to expectations;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

      You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-

looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Item 1.	Business

      Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries are collectively referred to in this report as the Company. Leap Wireless International, Inc., or Leap, conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket Communications, Inc., or Cricket, and the subsidiaries of Leap and Cricket that hold assets that are used in Cricket’s wireless telephone business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to in this report as the Cricket Companies.

      Leap was formed in 1998 by Qualcomm Incorporated. Qualcomm distributed the common stock of Leap in a “spin-off” distribution to Qualcomm’s stockholders in September 1998. Under a license from Leap, Cricket service was first introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, Inc., a company that Leap acquired in March 2000.

      On April 13, 2003, referred to herein as the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization was confirmed by the Bankruptcy Court in October 2003. We expect to emerge from bankruptcy promptly after the FCC approves the change of control of our wireless licenses that will occur when we emerge from bankruptcy. For a description of our bankruptcy proceedings, see “Chapter 11 Proceedings Under the Bankruptcy Code” below.

Cricket Business Overview

      The following overview describes Cricket’s current business. If and when we emerge from bankruptcy, we will have new stockholders and a new Board of Directors, and we expect that a new CEO will be appointed in the near future. The new stockholders, new Board or new management may change the service, strategy or operations of Cricket’s business.

Cricket Service

      The Cricket Companies offer wireless service in the United States under the brand “Cricket®.” We market Cricket service as “Comfortable Wireless®.” On December 31, 2003, Cricket had approximately 1,473,000 customers located in 39 markets throughout the United States. These markets are located in 47 basic trading areas, or BTAs, which cover a total population of approximately 25.9 million potential customers. At December 31, 2003, we owned wireless licenses covering approximately 53.8 million potential customers in 33 states.

      Our service allows customers to make and receive virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. During the fourth quarter of 2003, we simplified our service offerings to offer three service plans to our new customers. Our basic Cricket service offers virtually unlimited local calls at a flat price. We also offer a plan that bundles certain additional features (such as voicemail and call waiting) at a slightly higher price. Additionally, we offer a premium plan, which includes virtually unlimited local service, multiple calling features and a large block of available long distance minutes per month. We continually review our service offering portfolio and make modifications that we believe will deliver high-value services to our customers. As part of this process, on March 16, 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account.

      Our business model is different from most other cellular and PCS wireless business models. Most of these providers offer consumers a complex array of rate plans that include additional charges for minutes above a set maximum and fees for roaming. This approach may result in monthly service charges that are higher than customers expect. We have designed the Cricket service to appeal to consumers who value predictable monthly bills and who make the majority of their calls from within their local areas, reducing the need for per-minute restrictions or roaming.

Cricket Business Strategy

      Simple, Understandable Service. Our innovative Cricket service is designed to attract new customers by removing the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe many potential customers view wireless service as expensive, feel that they cannot control the cost of service, or find existing service offerings too confusing. As a result, our service plans are designed to attract customers by offering simple, predictable and affordable wireless services that are a competitive mobile alternative to traditional landline service.

      Appealing Value Proposition. Our service offerings combine high quality service and advanced features in simple packages that provide a “high value/reasonable price” proposition for customers. We continually focus on enhancing our Cricket service with new offerings to meet the needs of our growing customer base.

      Control and Minimize Costs. To become one of the lowest cost providers in the industry, we minimize our capital costs by engineering high-quality, efficient networks that cover only the urban and suburban areas of our markets where most of our potential customers live, work and play, while avoiding rural areas and corridors between distant markets. This strategy also allows us to acquire only those wireless licenses that we deem to be appropriately priced and to avoid acquiring wireless licenses simply to provide expansive geographic coverage and roaming capability, while minimizing network operating costs. We also reduce our general operating costs through streamlined billing procedures, the control of customer care expenses and low customer investigation costs. In addition, we are focused on streamlining marketing and distribution operations and maintaining lower customer acquisition costs. These strategies allow the Cricket Companies to be a low-cost provider of wireless services in each Cricket market.

      Leverage CDMA Technology. We have deployed state-of-the-art CDMA networks that are designed to provide higher capacity at a lower capital cost than competing technologies, and that can be easily upgraded to support enhanced capacity. We believe this enables us to operate efficient, quality networks that support planned customer growth and high usage. In addition, we believe our CDMA networks provide a better platform to expand into other wireless services based on advances in digital technology in the future.

Cricket Business Operations

      Market Opportunity. Wireless penetration was approximately 54% in the U.S. as of December 31, 2003. We believe that the numerous plans offered by wireless companies have tended to confuse many potential customers. Market research indicates that many people are interested in a wireless product but are concerned about the cost, complexity and unpredictability of traditional wireless pricing plans.

      Sales and Distribution. The Cricket approach is to penetrate our target markets while minimizing our sales and marketing expenses, primarily by keeping the customer’s purchase decision simple. This also minimizes the need for sales commissions and associated residuals. The Cricket service and wireless handsets are sold through three main channels: Cricket retail stores and kiosks in high-traffic locations, local stores of national retail chains and independent third-party dealers. Our own retail locations sell approximately 30% of the new Cricket handsets sold and third-party dealers and distributors generate the other 70% of sales. Many carriers sell a substantially higher percentage of their total handsets through company owned and operated stores. For Cricket, the costs of sales by third-party retailers are largely variable costs, while the operation of our own retail locations involves substantial fixed costs. As a result, management believes that the retail strategy we have adopted is more cost effective for our business model than alternative strategies that rely on company owned stores to a substantially greater degree.

      The Cricket service plan is designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service at the point of sale and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized sales person. We further simplify the customer’s decision process by limiting the number of Cricket handset models available. We believe the sales costs for the Cricket service are lower than traditional wireless providers because of this streamlined sales approach.

      We combine mass marketing strategies and tactics to build brand awareness of the Cricket service within the communities we serve. Because the Cricket service is offered in distinct “island” markets, we advertise in local publications, radio stations and television commercials. We also maintain a Cricket website (www.mycricket.com) for informational, e-commerce, and customer service purposes. Some third-party Internet retailers sell the Cricket service over the Internet and, together with a vendor partner, we have also developed and launched Internet sales on our Cricket website.

      Network and Operations. The Cricket service is based on providing customers with levels of usage equivalent to landline service and at prices substantially lower than most of our wireless competitors for similar usage. We believe our success depends on operating our CDMA networks to provide high, concentrated capacity with good in-building coverage rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or regions surrounding the market. Our Cricket networks are in local population centers of self-contained communities where we believe roaming is not an important component of service for our target customers. We believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and omitting underutilized roaming sites between those population centers. We engage an independent third party to test the network call quality offered by Cricket and its competitors. The most current results demonstrate that Cricket’s network call quality places us in the top 20% of carriers within the coverage area of the markets we tested. On September 30, 2003, we discontinued service in Hickory, North Carolina.

      Capital Requirements and Projected Investments. If we decide to build out and operate several additional networks beyond our existing 39 markets, we would likely require substantial new capital. The amount of financing that we would require for these efforts will vary depending on the number of networks developed and the speed at which we construct and launch these networks. For a more detailed description of our capital requirements and liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Chapter 11 Proceedings Under the Bankruptcy Code

Plan of Reorganization

      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

      On July 30, 2003, the debtors filed their Plan of Reorganization and the accompanying Disclosure Statement with the Bankruptcy Court. The Plan of Reorganization was the product of vigorous negotiations between the Company, the informal committee of Cricket’s senior secured vendor debtholders, the Official Unsecured Creditors’ Committee of Leap and an informal committee of Leap noteholders (prior to the formation of the Official Committee). Each of these entities recommended to the creditors it represents that they vote in favor of approval of the Plan of Reorganization. On July 31, 2003, after notice and prior hearings, the Bankruptcy Court approved the Disclosure Statement, and the debtors then mailed the Disclosure Statement and the Plan of Reorganization to the creditors entitled to vote on the Plan of Reorganization. The debtors received sufficient affirmative votes from creditors to confirm the Plan of Reorganization, subject to the approval of the Bankruptcy Court.

      On October 22, 2003, the Bankruptcy Court entered an order confirming our Plan of Reorganization, including certain technical amendments thereto. Upon satisfaction of the conditions precedent to effectiveness of the Plan of Reorganization, including receipt of all required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that will occur upon our emergence from bankruptcy (which approvals must be in form and substance reasonably acceptable to the informal committee of Cricket’s senior secured vendor debtholders), the debtors will emerge from Chapter 11. However, there can be no assurance that the conditions precedent to effectiveness of the Plan of Reorganization will be satisfied or that the Plan of Reorganization will become effective on a timely basis.

      It may take several months from the filing date of this report to obtain FCC approval of the change of control of wireless licenses that will occur when we emerge from bankruptcy. If the FCC determines in connection with its review of our proposed change of control that we will no longer be qualified to hold C-Block and F-Block licenses (i.e., “entrepreneur’s block” licenses that are subject to certain resale restrictions under applicable FCC rules) or that we will not be entitled to the benefits afforded to a “small business” or “very small business” when we emerge from bankruptcy: (1) we may forfeit our right to continue to own our C-Block and F-Block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $2-$4 million of unjust enrichment penalties. The carrying value of the C-Block and F-Block licenses for which we have not yet met the minimum coverage requirement is approximately $33.3 million. We expect that the FCC will approve the proposed transfer of control of our wireless licenses. However, we cannot provide assurances that the FCC will grant such approval or will determine that we will remain qualified to hold C-Block and F-Block licenses upon our emergence from bankruptcy or that we will otherwise avoid acceleration of our FCC indebtedness or other “unjust enrichment” penalties.

      The Plan of Reorganization implements a comprehensive financial reorganization that significantly reduces the debtors’ outstanding indebtedness. In connection with the Plan of Reorganization, the debtors’ current long-term debt will be reduced from a book value of more than $2.4 billion to a principal amount of approximately $426.7 million as of the effective date of the Plan of Reorganization. Following is a summary of the material terms of the Plan of Reorganization.

      On November 3, 2003, referred to herein as the Initial Distribution Date, or shortly thereafter:

•	Holders of allowed general unsecured claims against Leap, including the holders of Leap’s 12.5% senior notes and 14.5% senior discount notes, received, on a pro rata basis, beneficial interests in a creditor trust, referred to herein as the Leap Creditor Trust. The initial trustee for the beneficiaries of the Leap Creditor Trust is U.S. Bank National Association.

•	Leap transferred $67.8 million to the Leap Creditor Trust. This amount consisted of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments less a reserve for administrative claims and priority claims in an aggregate amount of approximately $16 million (which amount was agreed upon by the debtors and the Official Unsecured Creditors’ Committee of Leap prior to the Initial Distribution Date). At December 31, 2003, Leap had $13.8 million remaining of cash, cash equivalents and short-term investments, all of which were classified as restricted in our consolidated financial statements.

•	In May and November 2003, Leap paid approximately $14.1 million and $221,000, respectively, of restricted cash that secured Leap’s obligations under its senior notes, to the indenture trustee for the holders of the senior notes for distribution to such holders, as permitted by an order of the Bankruptcy Court.

•	The Plan of Reorganization implemented the settlements and releases of all intercompany claims among the debtors, as well as the settlements and releases by the debtors, their estates, the holders of Leap general unsecured claims, the Official Unsecured Creditors’ Committee of Leap, the current and former holders of Cricket’s senior secured vendor debt (and the administrative agents under such facilities), and the informal committee of holders of Cricket senior secured vendor debt of all litigation claims that have been or may be asserted or filed by any debtor, related to (1) transfers of cash or property from Leap to non-Leap debtors or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents or any other holder of a claim or interest in a non-Leap debtor, or (2) the failure to transfer cash or property from Leap to any non-Leap debtor or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents, or any other holder of a claim or interest in a non-Leap Debtor. These releases are set forth in Section 5.05 of the Plan of Reorganization.

      In addition, the following will occur on the effective date of the Plan of Reorganization:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan of Reorganization.

•	The holders of Cricket’s senior secured vendor debt claims will receive, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date, as well as new senior secured pay-in-kind notes with an aggregate face value of $350.0 million. See the section entitled “New Senior Secured Notes to be Issued Upon Emergence from Bankruptcy” included within this section for a description of the new senior secured pay-in-kind notes.

•	Reorganized Leap will: (1) issue and transfer to the Leap Creditor Trust 3.5% of the issued and outstanding shares of new Leap common stock as of the effective date, for distribution to holders of allowed Leap general unsecured claims, on a pro rata basis; and (2) transfer to the Leap Creditor Trust other assets specified in the Plan of Reorganization which are to be liquidated by the Leap Creditor Trust with the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. These other assets include a note receivable of $35.0 million that is currently in dispute with Endesa, S.A., (see Note 11 to the consolidated financial statements included in Item 8 of this report), nine wireless licenses with a book value of approximately $914,000 at December 31, 2003, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at December 31, 2003, certain causes of action and reimbursement of cash deposits previously made by Leap for contracts that have been assumed by reorganized Leap in connection with the bankruptcy proceedings.

•	The executory contracts and unexpired leases that are being assumed by the reorganized debtors in connection with the Plan of Reorganization generally will be assumed as of the effective date of the Plan of Reorganization. Reorganized Cricket will pay all cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, will be cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $739.2 million net book value of debt outstanding under Leap’s senior notes, senior discount notes, the note payable to GLH and the Qualcomm term loan. See Note 7 to the consolidated financial statements included in Item 8 of this report.

      Also on the effective date of the Plan of Reorganization, Leap, Cricket and their subsidiaries will undertake certain reorganization transactions intended to streamline their corporate structure. As a result, reorganized Cricket will own 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies, and reorganized Leap will own 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries.

      Following the effective date of the Plan of Reorganization, after satisfaction of all allowed administrative claims and allowed priority claims against Leap, any remaining cash held in reserve by Leap will be distributed to the Leap Creditor Trust. If any assets pledged to the Leap Creditor Trust are converted to cash after the Initial Distribution Date but prior to the effective date of the Plan of Reorganization, the cash proceeds will be transferred to the Leap Creditor Trust as soon as practicable after such conversion to cash, even though the effective date under the Plan of Reorganization has not yet occurred.

      The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court, including the Plan of Reorganization and the accompanying Disclosure Statement, which were filed as Exhibits 2.1 and 2.2, respectively, to Leap’s Current Report on Form 8-K dated July 30, 2003, as amended by Amendment No. 1 thereto. The Disclosure Statement also includes detailed information about the Plan of Reorganization.

      If the Plan of Reorganization does not become effective by October 22, 2004, the anniversary of the confirmation of the Plan of Reorganization, then upon notification by the Company to the Bankruptcy Court, the confirmation order will be vacated, no additional distributions will be made under the Plan of Reorganization, and the debtors and the holders of all claims against the debtors will be restored to their status as of the day immediately preceding the confirmation of the Plan of Reorganization, except: (1) the holders of claims against Leap and the Leap Creditor Trust generally will be allowed to retain all assets distributed to them prior to the notice to the Bankruptcy Court; (2) the Leap Creditor Trust will retain its right to receive a distribution equal in value to the 3.5% of new Leap common stock it was to receive under the Plan of Reorganization; and (3) the debtors and their creditors shall be entitled to the benefit of the settlements and releases of intercompany claims and certain litigation claims contemplated by the Plan of Reorganization. If the Plan of Reorganization does not become effective, Cricket’s senior secured vendor creditors may seek to foreclose on the assets of the Cricket Companies that have been pledged to secure the obligations under such facilities (with any such foreclosure subject to approval of the Bankruptcy Court), and Leap and its subsidiaries may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code.

      The debtors and the informal committee of Cricket’s senior secured vendor debtholders have agreed, pursuant to Section 8.05(e) of the Plan of Reorganization, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including an estimated $55 million of cure payments in connection with assumed executory contracts and leases, and (2) allowed priority claims against the Cricket Companies through the effective date of the Plan of Reorganization. As of December 31, 2003, the Cricket Companies had paid approximately $40 million of cure payments to satisfy the administrative claims of vendors whose contracts were assumed by the Cricket Companies in the bankruptcy proceedings, and approximately $30 million of the $70.1 million reserve remained which is included in restricted cash, cash equivalents and short-term investments in our consolidated financial statements. Our estimate of cure payments could vary materially after we have finally negotiated or resolved any disputed amounts.

New Senior Secured Notes to be Issued Upon Emergence from Bankruptcy

      On the effective date of the Plan of Reorganization, Cricket will issue $350.0 million of new senior secured pay-in-kind notes. The notes will mature on the seventh anniversary of the effective date of the Plan of Reorganization. The notes bear interest at 13% per annum. Interest on the notes is payable semi-annually. Interest is payable in cash, except Cricket may elect to pay up to 12% interest on each of the first four regularly scheduled interest payment dates by issuing additional notes in a principal amount equal to the amount of interest not paid in cash. Each note will be issued in denominations of $100 principal amount and larger integral multiples thereof.

      The notes will be secured by all of the personal property and any owned real property of Leap and its direct and indirect subsidiaries. The notes will also be secured by all of the stock of Leap’s direct and indirect subsidiaries and will be guaranteed by Leap and all of its direct and indirect subsidiaries (in each case, other than Cricket which is the primary obligor under the notes).

      Cricket may redeem the outstanding notes in whole or in part at any time, in cash at a redemption price equal to: 106.5% of their principal amount plus accrued and unpaid interest during the first full year following the effective date of the Plan of Reorganization, referred to herein as the Initial Issuance Date; 104.88% of their principal amount plus accrued and unpaid interest during the second full year following the Initial Issuance Date; 103.25% of their principal amount plus accrued and unpaid interest during the third full year following the Initial Issuance Date; 101.63% of their principal amount plus accrued and unpaid interest during the fourth full year following the Initial Issuance Date; and 100% of their principal amount plus accrued and unpaid interest at any time thereafter.

      The indenture that will govern the new notes will contain significant limitations on our ability to incur additional debt or to grant additional liens on our assets. We must meet certain financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. In addition, the indenture permits us to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. The terms of the notes include other covenants that restrict our ability to, among other things:

•	pay dividends;

•	make investments;

•	sell assets;

•	issue or sell the stock of some of Leap’s subsidiaries;

•	enter into transactions with affiliates; and

•	effect a consolidation or merger.

      These limitations are subject to certain qualifications and exceptions contained in the indenture governing the new notes.

      Upon the occurrence of events constituting a change of control of the Company, Cricket must make an offer to all noteholders to repurchase all or part of each holder’s notes in cash at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. In addition, in some cases if we sell assets and do not use the net proceeds of the sale either to retire secured debt or to reinvest in other assets that are used in our business, Cricket must offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest.

      Events of default under the notes include, among others, our failure to make payments under the notes when due, our failure to comply with covenants or other provisions under the indenture governing the notes or the related security documents, our defaulting under other indebtedness with an aggregate principal amount in excess of $10.0 million and which default gives the holder thereof the right to accelerate payment of the debt, a final judgment or order not covered by insurance for the payment of money of $10.0 million or more is rendered against us and the judgment or order is not stayed or discharged for a period of 30 consecutive days after entry, the bankruptcy or insolvency of Leap or Cricket or their subsidiaries, any security document or guaranty of the notes ceases to be in full force and effect, or the loss, suspension, revocation or non-renewal of wireless licenses covering 50% or more of the total potential customers covered by all of our wireless licenses. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes become immediately due and payable.

Litigation with MCG PCS, Inc.

      On October 24, 2003, MCG PCS, Inc. filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the debtors to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by us to the FCC as reinstated upon our emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving the settlement, and this order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to Leap’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of December 31, 2003, no adjustments have been made in our consolidated financial statements related to the ultimate outcome of this matter.

Other Chapter 11 Matters

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

      We have filed schedules with the Bankruptcy Court indicating which of our executory contracts and unexpired real property leases we are assuming under the Plan of Reorganization. Unless otherwise agreed, our assumption of an executory contract or lease will require us to cure all prior defaults under the contract or lease, including all pre-petition liabilities. Under the Plan of Reorganization, any such cure amounts are the responsibility of reorganized Cricket. Unless otherwise agreed by the parties to the assumed contracts and leases, the cure amounts are to be paid by or shortly after the effective date of the Plan of Reorganization. Our estimate of cure payments could vary materially after we have finally negotiated or resolved any disputed amounts. Our pre-petition executory contracts and unexpired real property leases that were not listed on the assumption schedules were rejected as of October 22, 2003 (or the later date listed in a rejection schedule). As part of the bankruptcy process, we have successfully renegotiated numerous executory contracts and real estate leases and expect to realize substantial cost savings going forward. Parties affected by rejections of these contracts or leases were required to file claims with the Bankruptcy Court not later than December 22, 2003. We are evaluating these rejection claims as well as claims for pre-petition obligations filed against the debtors in the bankruptcy proceedings. Various proceedings to resolve claims against Leap are currently pending before the Bankruptcy Court.

Wireless Licenses

      The following table shows the wireless licenses that we owned as of December 31, 2003, and expect to continue to own after our emergence from bankruptcy. These wireless licenses cover approximately 52.6 million potential customers.

		Total	Channel
Market	Population	MHz	Block

Anchorage, AK(2)	481,672	30	C
Birmingham, AL(2)	1,341,338	15	C
Tuscaloosa, AL(2)	256,507	15	C
Blytheville, AR(2)	69,992	15	C
Fayetteville, AR(1)	355,411	30	C
Fort Smith, AR(1)	336,810	30	C
Hot Springs, AR(1)	142,407	15	C
Jonesboro, AR(1)	185,120	10	C
Little Rock, AR(1)	984,973	20	C
Pine Buff, AR(1)	152,650	20	C
Russellville, AR(2)	100,482	15	C
Nogales, AZ(2)	41,911	20	C
Phoenix, AZ(1)	3,877,491	10	C
Tucson, AZ(1)	920,897	15	C
Merced, CA(1)	246,434	15	C
Modesto, CA(1)	546,401	15	C
Visalia, CA(1)	531,101	15	C
Denver/Boulder, CO(1)	2,927,768	10	F

		Total	Channel
Market	Population	MHz	Block

Ft. Collins, CO(1)	275,490	10	F
Greeley, CO(1)	214,781	10	F
Pueblo, CO(1)	324,177	20	C
Lakeland, FL	523,541	10	F
Albany, GA(2)	364,701	15	C
Columbus, GA(1)	370,835	15	C
Macon, GA(1)	686,674	30	C
Boise, ID(1)	638,883	30	C
Lewiston, ID(2)	124,280	15	C
Peoria, IL(2)	462,848	15	C
Evansville, IN	524,248	10	F
Ft. Wayne, IN(2)	733,185	10	E
Coffeyville, KS(2)	60,046	15	C
Wichita, KS(1)	664,796	15	C
Owensboro, KY	165,280	10	F
Adrian, MI	101,723	25	C,D
Battle Creek, MI(1)	245,124	25	C,D
Flint, MI(1)	512,720	10	D
Grand Rapids, MI	1,131,685	25	C,D
Jackson, MI(1)	209,797	25	C,D
Kalamazoo, MI(1)	384,121	10	D
Lansing, MI	512,844	10	D
Mount Pleasant, MI	145,055	10	D
Muskegon, MI	228,188	25	C,D
Saginaw-Bay City, MI	645,408	10	D
Traverse City, MI	259,694	10	D
Duluth, MN	412,353	10	E
Jackson, MS	687,656	10	E
Vicksburg, MS	60,864	10	E
Charlotte/Gastonia, NC(1)	2,233,674	10	F
Greensboro/Winston-Salem/High Point, NC(1)	1,520,300	10	F
Hickory, NC	359,754	10	F
Fargo, ND(2)	319,065	15	C
Grand Forks, ND(2)	196,478	15	C
Lincoln, NE(1)	357,923	15	C
Omaha, NE(1)	1,014,289	10	F
Albuquerque, NM(1)	866,472	15	C
Gallup, NM(2)	150,055	15	C
Roswell, NM(2)	81,155	15	C
Santa Fe, NM(1)	231,588	15	C
Reno, NV(1)	639,670	10	C
Buffalo, NY(1)	1,201,015	10	E
Plattsburgh, NY(3)	119,447	10	C
Syracuse, NY(1)	780,745	15	C
Utica, NY	296,186	10	F
Watertown, NY(3)	302,330	15	C
Dayton/Springfield, OH(1)	1,215,889	10	F
Marion, OH(3)	98,705	10	C
Sandusky, OH(1)	139,471	15	C
Steubenville, OH(3)	127,567	10	C
Toledo, OH(1)	790,363	15	C
Tulsa, OK(1)	982,770	15	C
Eugene, OR(1)	333,274	10	C
Salem/Corvallis, OR(1)	549,216	20	C
Johnstown, PA(3)	228,414	10	C
Pittsburgh/Butler/Uniontown/Washington/Latrobe, PA(1)	2,446,249	10	E
Chattanooga, TN(1)	583,735	15	C
Clarksville, TN(1)	275,201	15	C
Knoxville, TN(1)	1,159,397	15	C
Memphis, TN(1)	1,589,897	15	C
Nashville/Murfreesboro, TN(1)	1,848,924	15	C
Eagle Pass, TX(2)(3)	123,766	15	C
Lufkin, TX(3)	171,990	10	C
Provo, UT(1)	415,443	15	C
Salt Lake City/Ogden, UT(1)	1,715,561	15	C
Spokane, WA(1)	772,607	15	C
Appleton-Oshkosh, WI	469,981	10	E
Eau Claire, WI	202,293	10	E
La Crosse, WI-Winona, MN	327,176	10	D
Stevens Point-Marshfield-Wisconsin Rapids, WI	218,767	20	D,E

Total	52,627,164

(1)	Designates wireless licenses or portions of wireless licenses in markets where we offer Cricket service.

(2)	Designates wireless licenses with an initial FCC minimum coverage deadline commencing in June or July 2004 that we have not yet fulfilled.

(3)	Designates wireless licenses for which the final transfer is subject to the payment of approximately $346,000 to the FCC.

     The following table shows wireless licenses covering approximately 3.3 million potential customers that we expect to sell or transfer to third parties upon our emergence from bankruptcy.

		Total	Channel
Market	Population	MHz	Block

Redding, CA(1)(2)	290,209	15	C
Pueblo, CO(1)	324,177	10	C
Columbus, GA(4)	370,835	15	C
Lewiston, ID(1)(2)	124,280	15	C
Wichita, KS(3)	664,796	15	C
Escanaba, MI(1)	47,480	10	E
Bemidji, MN(1)	69,278	10	E
Brainerd, MN(1)	102,757	10	E
Bozeman, MT(1)(2)	89,223	20	C
Salem/Corvallis, OR(1)	549,216	10	C
Kennewick/Pasco/Richland, WA(2)(3)	206,155	15	C
Yakima, WA(2)(3)	263,555	15	C
Casper, WY(1)(2)	150,086	15	C

Total	3,252,047

(1)	Designates wireless licenses that are to be transferred to the Leap Creditor Trust on the effective date pursuant to our Plan of Reorganization.

(2)	Designates wireless licenses with an initial FCC minimum coverage deadline commencing in July 2004 that we have not yet fulfilled.

(3)	Designates wireless licenses that were held by a Leap subsidiary whose stock was pledged to secure an obligation to GLH, Inc., a company with which we exchanged certain wireless licenses. Subsequent to December 31, 2003, GLH foreclosed on the pledged stock of the Leap subsidiary and Leap expects to transfer such stock to GLH once the FCC approves the transfer of control of the wireless licenses associated with the foreclosure.

(4)	Designates a wireless license that we have contracted to sell to a third party, subject to FCC approval.

Competition

      Generally, the telecommunications industry is very competitive and competition is increasing. As of December 2003, we were the tenth largest U.S. wireless carrier based on the number of customers according to a wireless industry analysis reported by Raymond James and Associates, Inc. Our competition includes other wireless carriers, as well as the traditional landline services in each of our markets. Many of these competitors have greater resources than we do and have a longer operating history in the markets we serve and we may not be able to compete successfully. Some of these competitors operate nationwide networks. In addition, some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we have launched service. The competitive pressures of the wireless telecommunications market also have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the Cricket predictable and virtually unlimited calling plan. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Although we do not believe that the FCC’s recent order requiring the implementation of number portability has materially affected us, the order could have the effect of increasing competitive pressures in the industry.

      The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning and disaggregation of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services. In addition, in May 2003, the FCC adopted policies intended to facilitate spectrum leasing by wireless carriers in order to increase the amount of spectrum available to prospective users and new wireless technologies.

      Competition is also increasing from local and long distance wireline carriers who have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. We may also compete in the future with companies that offer new technologies and market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, utility companies may expand their services to offer communications services.

Government Regulation

      The licensing, construction, modification, operation, sale, ownership and interconnection arrangements of wireless communications networks are regulated to varying degrees by the FCC, Congress, state regulatory agencies, the courts and other governmental bodies. Decisions by these bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

      Licensing of PCS Systems. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees are authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.

      The FCC’s spectrum allocation for PCS includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as “Entrepreneur’s Blocks.” The FCC generally requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or re-auctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC’s initial auctions of C-Block and F-Block licenses. The FCC’s rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. A failure by an entity to maintain its qualifications to own C-Block and F-Block licenses could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC’s minimum coverage requirements have not been met, the triggering of FCC unjust enrichment rules and the acceleration of installment payments owed to the U.S. Treasury.

      In July 1999, the FCC determined that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order. Subsequently, the FCC has approved the transfer to us of a number of other PCS licenses, the majority of them C-Block and F-Block licenses. Because our emergence from bankruptcy involves a change in control of the Company, we are required to seek FCC consent to the change in control of our FCC spectrum licenses, a process that may take several months from the filing date of this report. If the FCC determines, in connection with its review of our proposed change of control, that we will no longer be qualified to hold C-Block and F-Block licenses under applicable FCC rules or that we will not be entitled to the benefits afforded to a “small business” or “very small business” when we emerge from bankruptcy: (1) we may forfeit our right to continue to own our C-Block and F-Block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $2-$4 million of unjust enrichment penalties. The carrying value of the C-Block and F-Block licenses for which we have not yet met the minimum coverage requirement is approximately $33.3 million. We expect that the FCC will approve the proposed transfer of control of our wireless licenses. However, we cannot provide assurances that the FCC will grant such approval or will determine that we remain qualified to hold C-Block and F-Block licenses upon our emergence from bankruptcy or that we will otherwise avoid acceleration of our FCC indebtedness or other “unjust enrichment” penalties.

      All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party.

      Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap’s ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed should the FCC find such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

      Since 1996, PCS licensees were required to coordinate frequency usage with existing fixed microwave licensees in the 1850 to 1990 MHz band. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for the costs of relocating to alternate spectrum locations. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage within an appropriate time period, we may need to relocate one or more of these incumbent fixed microwave licensees or participate in the cost sharing related to microwaves that have been voluntarily relocated by other PCS licensees or the existing microwave operators. We currently estimate that relocation and cost sharing efforts will be approximately $1.6 million.

      PCS Construction Requirements. All PCS licensees must satisfy minimum geographic coverage requirements within five and/or ten years after the license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years.

      Because we obtained many of our wireless licenses from third parties subject to existing coverage requirements, some of our wireless licenses, with an aggregate carrying value of approximately $44.2 million at December 31, 2003, have initial coverage deadlines in 2004. We generally intend to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet satisfied the minimum coverage requirement before the deadline. Generally, however, we are not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses with an aggregate carrying value of approximately $209,000 have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed us that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. We estimate that it could cost up to $5.4 million to meet the coverage requirements for our wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). There can be no guarantee that we will be able to satisfy the coverage requirements or sell or transfer our wireless licenses for which we have not yet met the minimum coverage requirements before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in our consolidated financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that expire in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on our consolidated financial position or results of operations.

      Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS system, with limited exceptions, and the FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of assignment or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide PCS service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

      Pursuant to an order released in December 2001, as of January 1, 2003, the FCC no longer limits the amount of PCS and other commercial mobile radio spectrum that an entity may hold in a particular geographic market. The FCC now engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses.

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

      General FCC Obligations. The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our cost or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur in phases and on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties.

      FCC rules also require that local exchange carriers and most commercial mobile radio service providers, including PCS providers, allow customers to change service providers without changing telephone numbers. For wireless service providers, this mandate is referred to as wireless local number portability, or WLNP. The FCC has required most commercial mobile radio service carriers to implement WLNP in the 100 largest metropolitan areas of the United States by November 24, 2003. FCC regulations require most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country and to contribute to a Local Number Portability Fund. Wireless carriers outside of the top 100 metropolitan areas that receive a request to port numbers must be capable of doing so within six months of the request or by May 24, 2004, whichever is later. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers.

      The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and smaller independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-commercial mobile radio service interconnection and other so-called intercarrier compensation schemes, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

      We also are subject or potentially subject to universal service obligations; number pooling rules; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

      State, Local and Other Regulation. Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including PCS. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the state or local government. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing requirements or to adopt new such requirements is unclear. State legislators, public utility commissions and other state agencies are becoming increasingly active in efforts to regulate wireless carriers and the service they provide, including efforts to conserve numbering resources and efforts aimed at regulating service quality, advertising, warranties and returns, rebates, and other consumer protection measures. Many of the measures being considered by state regulatory authorities could increase our costs and could have a material adverse effect on our operating results if enacted.

      The location and construction of our PCS antennas and base stations and the towers we lease on which such antennas are located are subject to FCC and Federal Aviation Administration regulations; federal, state and local environmental and historic preservation regulations; and state and local zoning, land use or other requirements. We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities that currently have none. Such changes could impose new obligations on us that could adversely affect our operating results.

      Privacy. We have developed and intend to comply with a policy designed to protect the privacy of our customers and their personal information.

Availability of Public Reports

      As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge at www.leapwireless.com. They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Financial Information Concerning Segments and Geographical Information

      Financial information concerning the Company’s operating segment and the geographic area in which it operates is set forth in Note 14 to the consolidated financial statements included in Item 8 of this report.

Employees

      On December 31, 2003, Cricket employed approximately 1,400 full time employees, and Leap had no employees.

Seasonality

      As is true of most retailers in the United States, we typically experience an increase in sales during the fourth calendar quarter. In addition, customer turnover, or churn, has tended to be higher in the second and third quarters of the year. However, our business is sensitive to promotional activity, and promotions have the ability to outweigh seasonal effects.

Inflation

      We believe that inflation has not had a material effect on our results of operations.

RISK FACTORS

Changes in Our Board of Directors, Management and Stockholders Upon Our Emergence from Bankruptcy May Lead to Significant Changes in Our Operations, Business Plans and Results

      On the effective date of the Plan of Reorganization, a new Board of Directors will be appointed for Leap and Leap will have a new stockholder base. In addition, we expect that a new CEO will be appointed in the near future. The new Board of Directors, new management or the new stockholders may change the current operations or business plans of the Company. As a result, when reviewing the description of the Company’s business, the consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the Company’s operations, business plans, results and expectations following the Company’s emergence from bankruptcy.

Leap Common Stock, Warrants and Options Will Be Cancelled Upon Our Emergence From Bankruptcy, and the Holders of Claims and Interests in Several Classes Will Receive Substantially Reduced or No Distributions Under the Plan of Reorganization

      Our confirmed Plan of Reorganization provides that Leap’s outstanding shares of common stock, warrants and options will be cancelled upon our emergence from bankruptcy and that the holders of Leap common stock, warrants and options will receive no distributions under the Plan of Reorganization. In addition, the Plan of Reorganization provides that the holders of allowed general unsecured claims against Leap will receive distributions representing a fraction of the amount of their claims, and the holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan of Reorganization.

      As a result, any investment in Leap or Cricket is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of Leap or Cricket.

Our Plan of Reorganization May Not Receive Required FCC Approval on a Timely Basis, and May Not Be Successfully Consummated

      We can complete our Plan of Reorganization only after we satisfy a number of conditions typical in reorganizations and obtain FCC approval of the change of control of our wireless licenses that will occur upon our emergence from bankruptcy. We expect that it may take several months from the filing date of this report to obtain the required FCC approval. If the FCC approves the change of control of our wireless licenses but determines that we will no longer be qualified to own C-Block and F-Block licenses when we emerge from bankruptcy or that we will no longer be entitled to the benefits afforded to a “small business” or “very small business” then, upon our emergence from bankruptcy: (1) we may forfeit our right to continue to own our C-Block and F-Block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $2-$4 million of unjust enrichment penalties. The carrying value of our C-Block and F-Block licenses for which we have not yet met the minimum coverage requirement is approximately $33.3 million.

      We expect that the FCC will approve the proposed transfer of control of our wireless licenses. However, we cannot provide assurances that the FCC will grant such approval or will determine that we will remain qualified to hold C-Block and F-Block licenses upon our emergence from bankruptcy or that we will otherwise avoid acceleration of our FCC indebtedness or other “unjust enrichment” penalties. Lengthy Chapter 11 proceedings would result in additional costs and are likely to adversely affect our operating results and our relationships with customers and suppliers. If the Plan of Reorganization is not consummated, it could result in our Chapter 11 proceedings becoming protracted or, although unlikely, being converted into Chapter 7 liquidation proceedings, either of which would substantially erode the value of our enterprise to the detriment of stakeholders who are to receive a distribution in connection with our bankruptcy.

Our Shares May Not Be Listed on NASDAQ or Any Other Stock Exchange Following Completion of Our Bankruptcy Proceedings

      Under our Plan of Reorganization, new equity securities of Leap will be issued to two classes of our creditors upon our emergence from Chapter 11. We currently contemplate that Leap’s new equity securities will trade publicly after they are issued. If Leap’s new equity securities trade publicly after our emergence from bankruptcy, they may not be listed on NASDAQ or any stock exchange and their liquidity may be limited. If the liquidity of Leap’s common stock is limited after our emergence from bankruptcy, our ability to access capital markets may be restricted.

We Believe Our Chapter 11 Proceedings Resulted in a Negative Public Perception of Leap and Cricket That Has Adversely Affected Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

      We believe our Chapter 11 filings negatively impacted the public perception of Leap, Cricket and their subsidiaries. Although we believe our public perception has improved substantially as a result of the continued operation of our business and the confirmation of our Plan of Reorganization, if our current and potential customers perceive us as a company with financial difficulties because of negative press articles, extensive delays in the process of receiving approval from the FCC to transfer control, or other reasons, they may decide not to purchase our products or services. During the quarter in which Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11, the number of Cricket customers decreased by approximately 54,000 to approximately 1,460,000 customers. Prior to its bankruptcy filing, Cricket had not experienced a decline in total customers from one quarter to another. Promotional activity resulted in a net increase in our customers of approximately 18,000 during the three months ended September 30, 2003, but during the fourth quarter of 2003, we lost approximately 4,000 net customers. Although our total customers at December 31, 2003 were 1,473,000, our ability to attract and retain customers may continue to be adversely affected by our Chapter 11 proceedings, which could have a material negative impact on our liquidity and results of operations. Similarly, because of our bankruptcy filings, many of our suppliers continue to sell to us only on less favorable terms. Negative public perception could also adversely impact our future access to additional capital and have other material adverse effects on our business, results of operations and financial condition.

In Their Audit Report, Our Independent Auditors Express Substantial Doubt About Our Ability to Continue as a Going Concern

      Our independent auditors included a “going concern” paragraph in their audit report on our audited 2003 annual consolidated financial statements. The audit report states that the uncertainties inherent in the bankruptcy process and our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements assume we will continue as a going concern, but our ability to do so will require a successful reorganization of our outstanding indebtedness. If our Plan of Reorganization does not become effective in a timely fashion, our reorganization efforts may be unsuccessful which could lead to the financial failure of our Company.

Implementation of Number Portability Could Negatively Impact Our Business

      The FCC has mandated that telecommunications carriers permit customers to keep their existing telephone numbers when they switch from one carrier to another. Wireless carriers were required to implement the number portability mandate in the largest 100 markets by November 24, 2003 and will be required to implement the mandate nationwide by May 24, 2004. As a result of standard processes adopted by wireless carriers, we have implemented the FCC’s order with wireless carriers in our markets which are within the 100 largest metropolitan areas. We are also implementing portability with landline carriers in those markets but, because of variability in the processes used by landline carriers, porting with wireline carriers takes longer periods of time and requires substantial manual efforts. We expect to implement nationwide number portability on May 24, 2004. However, our ability to implement number portability in additional markets depends in part on the readiness of other wireless carriers in those markets.

      We have long supported number portability and believe that the FCC’s order will benefit us in the long term. However, since we do not have long-term contracts, our customers are free to change service providers at any time. In contrast, many other wireless providers require their customers to sign long-term contracts, effectively limiting their ability to switch carriers without incurring stiff penalties. The ultimate effects of number portability are uncertain and could result in a loss of customers, although we do not believe the implementation of the FCC mandate has materially affected us. We anticipate that number portability will increase competition for customers which could adversely affect our financial results by decreasing expected customer growth and expected revenue and by increasing the costs of adding new customers.

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future

      Leap and its subsidiaries experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of a reorganized Leap.

We Face Increasing Competition, and Some Major Carriers Have Offered Service With Increasingly Large Bundles of Minutes of Use at Increasingly Low Prices, Which Could Have a Material Adverse Effect on Demand for the Cricket Service

      The telecommunications industry generally is very competitive and competition is increasing. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices which are competing with the predictable and virtually unlimited Cricket calling plans. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Our competitors have begun to price their services more aggressively and may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully.

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

      In addition, because of their size and bargaining power, our larger competitors may be able to purchase supplies at lower prices than we can. If consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase.

Our Primary Business Strategy May Not Succeed in the Long Term

      A major element of our business strategy is to offer consumers a service that allows them to make virtually unlimited calls within a local area and receive unlimited calls from any area for a flat monthly rate without entering into a long-term service contract. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change or adjust our service offerings or trial new service offerings as a result. We cannot assure you that these service offerings will be successful or prove to be profitable.

      We recently launched several new calling plans and a plan that offers virtually unlimited long distance to more effectively compete with other telecommunications providers. These planned and new services are unproven. They may not attract or retain customers at a rate necessary to make them profitable and otherwise may not prove to be successful.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers if We Fail to Keep Up With These Changes

      The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. The cost of these changes may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

We Had a Net Loss of Customers During the Year Ended December 31, 2003

      Our total customers at December 31, 2003 were less than total customers at December 31, 2002. We believe the loss of customers occurred in large part because of our bankruptcy filing and decreased selling and marketing expenses in 2003 resulting from management’s focus on cost reduction and cash conservation during the course of our bankruptcy. We also believe that our sales declined because of the economic climate in 2003, increased competition, and the increase in the percentage of the population that already subscribes to a wireless service which makes new sales more difficult. If we do not successfully increase our total customers, we will be required to revise our planned operations substantially and our future results of operations will be materially less favorable than if we were able to increase our customer base.

If We Experience a High Rate of Customer Turnover, Our Ability to Become Profitable Will Decrease

      Customer turnover, referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term contracts, our service is available to a broader income base than many other wireless providers and as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to make calls while outside of the local calling area, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the marketing costs required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

      Our operating costs can also increase substantially as a result of credit card, subscription and dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if these strategies are not successful in detecting and controlling fraud in the future, it would have a material adverse impact on our financial condition and results of operations.

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business

      We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. We do not, however, generally provide employment contracts to our employees and the uncertainties associated with our bankruptcy have caused many employees to consider or pursue alternative employment. Since we announced reorganization discussions and filed for Chapter 11, we have experienced higher than normal employee turnover, including turnover of individuals at the president, chief operating officer, senior vice president, vice president and other management levels. In addition, we expect that a new CEO will be appointed in the near future to replace our existing CEO, Harvey P. White. The loss of key individuals, and particularly the cumulative effect of such losses, may have a material, adverse impact on our ability to manage and operate our business. We also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filings, which could also adversely affect our business operations and financial condition.

Risks Associated With Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business

      We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for products we sell if they are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

      Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Certain class action lawsuits have been filed in the industry claiming damages for alleged health problems arising from the use of wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. The media has also reported incidents of handset battery malfunction, including reports of batteries that have overheated. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets, including batteries in a handset sold by Cricket and other wireless providers.

      Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. In addition, if one or more Cricket customers were harmed by a defective product sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

      There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to market and sell our wireless service.

We Rely Heavily on Third Parties to Provide Specialized Services; A Failure by Such Parties to Provide the Agreed Services Could Materially Adversely Affect Our Operations and Financial Condition

      We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. For example, we rely on Lucent Technologies Inc., or Lucent, Nortel Networks Inc., or Nortel, and Ericsson Wireless Communications, Inc., or Ericsson, to provide us with replacement parts for our networks, to help us maintain our telecommunications network software, and to update that software, including updates that allow us to comply with governmental regulatory mandates relating to matters like number portability and the Communications Assistance for Law Enforcement Act (CALEA). We also rely on specialized vendors to assist us in operating customer call centers and generating and distributing customers’ bills. In addition, we rely on handset vendors to supply us with handsets for our customers, and on third-party retailers to sell our handsets to a majority of our new customers. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Some vendors, including software vendors, are the exclusive sources of their products. Further, because of the time lags associated with transferring complex responsibilities from one vendor to another, the disruption to our business could materially affect our operations and financial condition even if alternative vendors were available to eventually replace any vendor that failed to provide the services we contracted to receive.

Regulation By Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services

      Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. State regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers. Governmental regulations and orders could significantly increase our costs and affect our competitive position compared to other telecommunication providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

We Will Likely Have to Raise Substantial Capital if We Wish to Launch Several New Cricket Markets in the Future, and Our New Secured Notes Will Contain Limitations on Incurring Indebtedness and Granting Liens That May Impede Our Ability to Do So

      We will likely have to raise substantial capital if we wish to launch Cricket service in several additional markets in the future. We previously financed the costs of launching new markets through secured financing provided by our major infrastructure equipment vendors. However, the commitments under our existing vendor credit facilities have been terminated, and our current infrastructure equipment vendors may not be willing to provide us with financing in the future to build out and launch new markets. Further, our bankruptcy may make it more difficult to raise capital in the future and any equipment financing provided to us may be more restrictive than the financing previously provided to us.

      The indenture that will govern the $350 million of new senior secured pay-in-kind notes that Cricket will issue when it emerges from bankruptcy will contain significant limitations on our ability to incur additional debt or to grant additional liens on our assets. The indenture permits us to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. In addition, we must meet certain stringent financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. As a result, before we can build out and launch new Cricket markets, we will likely be required to modify, refinance or repay the $350 million of new senior secured pay-in-kind notes that will be issued when we emerge from bankruptcy, or raise additional capital through the issuance and sale of additional equity securities.

If Call Volume Under Our Cricket Flat Price Plans Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect On Our Competitive Position

      Cricket customers currently use their handsets approximately 1,400 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

      We offer service plans that bundle certain features, long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase, making it less economical to continue providing long distance at current prices. If we are unable to cost-effectively provide our new products and services to customers, our competitive position and business prospects could be materially adversely affected.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Additional Impairment Charges

      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if (a) future consolidation in the wireless industry allowed or required carriers to sell significant portions of their wireless spectrum holdings, or (b) a sudden large sale of spectrum by one or more wireless providers, such as NextWave Telecom, Inc. occurs. In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. If the market value of wireless licenses were to decline significantly in the future, the value of our wireless licenses could be subject to further non-cash impairment losses in the future.

      Even if the value of our wireless licenses does not decline, the carrying value of our licenses is likely to be reduced in the future when we emerge from bankruptcy and implement the fresh start provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of our wireless licenses than the approach required in connection with examining the possible impairment of our indefinite-lived intangible assets like wireless licenses.

Our Bankruptcy Filings and the Highly Competitive Wireless Telecommunications Market Adversely Affect Our Ability to Predict Future Performance

      Our business plan and estimated future operating results are based on estimates of key operating metrics. Our Chapter 11 filings coupled with the highly competitive marketplace have adversely affected our ability to predict future customer growth and other key operating metrics.

Declines in Our Operating Performance Could Ultimately Result in an Impairment of Our Long-Lived Assets

      We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compare our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets in performing our impairment tests. Our estimated future operating results are based on estimates of key operating metrics. Therefore, if we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in a non-cash impairment charge related to our long-lived assets. A significant impairment loss could have a material adverse effect on our operating income and the carrying value of our long-lived assets on our balance sheet.

      Even if our future operating results and estimated cash flows do not require any future impairment of our long-lived assets, the carrying value of our long-lived assets are likely to be reduced in the future when we emerge from bankruptcy and implement the fresh start provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of our long-lived assets than the approach required in connection with examining the possible impairment of our long-lived assets.

Because our Consolidated Financial Statements Will Reflect Fresh Start Reporting Adjustments Made Upon Our Emergence from Bankruptcy, Financial Information Reflecting Our Future Results of Operations and Financial Condition Will Not Be Comparable to Prior Periods

      As a result of adopting fresh start reporting, the book value of our wireless licenses and our long-lived assets and the related depreciation and amortization expense, among other things, will change considerably from that reflected in our historical consolidated financial statements. Our future results will not be comparable to the historical consolidated statement of operations data included in this report. Once we emerge from bankruptcy, you will not be able to compare certain information reflecting our results of operations and financial condition to those for periods prior to our emergence from bankruptcy without making adjustments for fresh start reporting.

We May Not Satisfy the Coverage Deadlines and Geographic Coverage Requirements Applicable to Our Wireless Licenses, Which May Result in the Revocation of Some of Our Wireless Licenses or the Imposition of Fines and/or Other Sanctions

      Our wireless licenses include provisions that require us to satisfy certain coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one third of the population within five years and two thirds of the population within ten years. Some of our wireless licenses, with an aggregate carrying value of approximately $44.2 million at December 31, 2003, have initial coverage deadlines in 2004 that we have not yet met. We generally intend to either satisfy the minimum coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet met the minimum coverage requirements before the deadline. Generally, however, we are not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses, with an aggregate carrying value of approximately $209,000, have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed us that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. We estimate that it could cost up to $5.4 million to meet the coverage requirements for our wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). We cannot assure you that we will be able to satisfy the minimum coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with the FCC’s coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in our consolidated financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that may expire in the near future. Any subsequent expiration of these wireless licenses could have a material adverse effect on our consolidated financial position and results of operations.

Our Issuance of Shares to MCG Qualifies, and Implementation of Our Plan of Reorganization is Likely to Qualify, as an Ownership Change under Internal Revenue Code Section 382 and Limits Our Ability to Use Our Net Operating Loss and Capital Loss Carryforwards

      Our issuance of 21,020,431 shares of common stock to MCG in August 2002 caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, our ability to utilize our net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan of Reorganization, there will be an additional ownership change in connection with our emergence from bankruptcy, which may further limit our ability to utilize our net operating loss and capital loss carryforwards.

      The Plan of Reorganization contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, we may be required to reduce the tax bases of our assets by a portion of the excluded income. The Plan of Reorganization further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket, which are intended to be structured as tax-deferred transactions. Management believes that these mergers and transfers will not result in significant income tax to Leap and its subsidiaries; however, if any changes to the Plan of Reorganization or additional mergers and transfers cannot be structured in a tax-deferred manner, we may owe significant income taxes as a result.

Item 2.	Properties

      Leap currently leases space in two office buildings in San Diego, California for our headquarters, totaling approximately 99,065 square feet, which we use for sales, marketing, product development, engineering and administrative purposes.

      As of March 31, 2004, Cricket had leased regional offices in Tulsa, Oklahoma; Albuquerque, New Mexico; and Nashville, Tennessee, which range from approximately 13,600 square feet to approximately 21,300 square feet. Cricket has 22 additional office leases in its individual markets that range from 2,500 square feet to 14,426 square feet. Cricket also leases approximately 80 retail stores in its markets ranging in size from 698 square feet to 4,100 square feet and leases approximately eight kiosks for retail sales as well as four retail storage spaces ranging in size from 100 square feet to 200 square feet. In addition, we currently lease approximately 2,500 cell site locations and 29 switch and warehouse facilities that range in size from approximately 3,000 square feet to approximately 20,000 square feet. We do not own any real property.

      As we continue to develop existing Cricket markets, and if we elect to build out additional markets, we may lease additional or substitute office facilities, retail stores, cell sites and switch and warehouse facilities.

Item 3.	Legal Proceedings

Bankruptcy Proceedings

      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization, including certain technical amendments thereto. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

      Consummation of the Plan of Reorganization is dependent upon satisfaction of a number of conditions prior to its effective date typical in reorganizations, as well as FCC approval for the change of control of our wireless licenses that will occur upon our emergence from bankruptcy. We cannot guarantee that the conditions to the effectiveness of the Plan of Reorganization will be met (or waived). Accordingly, we can provide no assurances that the Plan of Reorganization will be consummated and the reorganization completed.

      On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the debtors to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by the Company to the FCC as reinstated upon its emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving that settlement, and this order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to the Leap’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of March 31, 2004, no objections to Leap’s transfer applications had been filed with the FCC. As of December 31, 2003, no adjustments have been made in our consolidated financial statements related to the ultimate outcome of this matter.

      American Wireless Group, LLC, or AWG, has also filed a claim for $28 million against Leap in the Bankruptcy Court based on the same general claims made by the plaintiffs in the AWG Lawsuit described below. On October 6, 2003, Leap filed an action in the Bankruptcy Court against AWG and certain of its members seeking to subordinate AWG’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. AWG agreed to subordinate its claim and on March 8, 2004, the Bankruptcy Court entered its order approving the Stipulation and Consent Judgment subordinating AWG’s claim.

      The Chapter 11 cases are discussed in greater detail in “Item 1. Business — Chapter 11 Proceedings under the Bankruptcy Code” included in Part I of this report.

Endesa Litigation

      From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A., a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa, S.A., a Spanish company. Leap has a $35.0 million promissory note payable by Endesa as of June 2, 2001. That note is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $49.0 million against Leap for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims were initiated by Endesa in June 2001 and remain pending before the 19th Civil Court of Santiago in the Republic of Chile. Leap believes Endesa’s claims are without merit, and is defending Endesa’s lawsuit. Leap filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to collect the amount due under the note. On March 11, 2004, the Bankruptcy Court rendered a decision to abstain from taking any further action in the matter before it. The Bankruptcy Court stayed that action and lifted the automatic stay so that the litigation could proceed in Chile. The order became effective March 21, 2004. However, the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note and Endesa is precluded from seeking any affirmative relief against Leap. In accordance with the Plan of Reorganization, the note will be transferred to the Leap Creditor Trust on the effective date.

Securities Litigation

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002, referred to herein as the Class Period. Those lawsuits were all virtually identical to one another. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). On May 23, 2003, the plaintiffs filed an amended complaint which named only Harvey White and Susan Swenson as defendants. The amended complaint alleges that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its consolidated financial statements. The amended complaint also claims that misrepresentations were made regarding certain business metrics related to the operation of Leap’s subsidiary, Cricket Communications. The complaint seeks an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class has yet been certified in the lawsuit. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by Leap or the defendants were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. Plaintiffs filed an opposition to the motion to dismiss and the defendants have filed a reply. The Court has taken the matter under submission and will decide the motion based on the papers filed. Although Leap is not a defendant in the case, plaintiffs continue to pursue the individual defendants. The two named defendants have asserted claims for indemnity against the debtors, including Leap.

      On December 31, 2002, several members of AWG filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 of Leap shares to MCG. Plaintiffs claim that the result in the arbitration, and subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. The named defendants have asserted claims of indemnity against the debtors, including Leap.

      In a related action, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit. The named defendants have asserted claims for indemnity against the debtors, including Leap.

      A new judge was recently appointed in the Whittington and AWG Lawsuits. As a result, delays may occur before the pending motions are decided.

Zawalick Litigation

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in the Supreme Court of the State of New York, Case No. 03600591, on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap’s debt securities on February 23, 2000. Leap was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint sought compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on Leap as a nominal defendant. In response, Leap filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against it. Plaintiff did not take any action to proceed with the lawsuit or to lift the stay. The New York court entered an order on November 25, 2003 that the Plaintiff’s pursuit of the case be discontinued. Upon the effectiveness of the Plan of Reorganization, any rights Leap may have under this action will be transferred to the Leap Creditor Trust.

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

      No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

      Leap’s common stock, $.0001 par value per share, currently is quoted for trading on the OTC Bulletin Board under the symbol “LWINQ” Prior to December 11, 2002, our common stock was listed on the NASDAQ under the symbol “LWIN.” High and low bid information for Leap common stock for specified quarterly periods are set forth below. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High($)	Low($)

Calendar Year — 2002
First Quarter	23.10	3.77
Second Quarter	11.39	1.05
Third Quarter	1.87	0.18
Fourth Quarter	0.61	0.12
Calendar Year — 2003
First Quarter	0.21	0.11
Second Quarter	0.21	0.05
Third Quarter	0.07	0.02
Fourth Quarter	0.09	0.01

      On May 7, 2004, the last reported sale price of Leap’s common stock on the OTC Bulletin Board was $0.03 per share. As of May 7, 2004, there were 58,704,224 shares of common stock outstanding held by approximately 1,606 holders of record.

      Leap has never paid or declared any cash dividends on its common stock. The terms of the indenture governing the high-yield notes issued in Leap’s February 2000 units offering and the current bankruptcy proceedings restrict Leap’s ability to declare or pay dividends. In addition, Cricket’s senior secured vendor credit facilities substantially restrict Cricket’s ability to pay dividends to Leap.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which Leap’s common stock is authorized for issuance.

			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
Plan Category	outstanding options(1)	outstanding options	equity compensation plans(1)

Equity compensation plans approved by security holders	5,882,935	$14.35	3,880,483
Equity compensation plans not approved by security holders(2)	1,052,127	$15.24	1,447,873

Total	6,935,062	$14.48	5,328,356

(1)	Pursuant to the Plan of Reorganization, all outstanding options issued to employees will be cancelled in connection with the cancellation of Leap’s common stock on the effective date of the Plan.

(2)	Reflects shares authorized for issuance under Leap’s 2001 Non-Qualified Stock Option Plan, which allows the Board of Directors to grant non-qualified options to selected employees, directors and consultants to purchase shares of Leap common stock. A total of 2,500,000 shares of common stock have been reserved for issuance under the 2001 plan. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a four-year period and are exercisable for up to ten years from the grant date. The number of options that may be granted to officers and directors of Leap under the 2001 plan is limited.

      (b) Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

      These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.”

					Period From
					September 1,
	Year Ended December 31,				1999 to	Year Ended
					December 31,	August 31,
	2003	2002	2001	2000	1999	1999

				(Restated)(4)
Statement of Operations Data(1):
Revenues:
Service revenues	$643,566	$567,694	$215,917	$40,599	$6,733	$3,619
Equipment revenues	107,730	50,781	39,247	9,718	39	288

Total revenues	751,296	618,475	255,164	50,317	6,772	3,907

Operating expenses:
Cost of service (exclusive of items shown separately below)	(199,987)	(181,404)	(94,510)	(20,821)	(2,409)	(1,355)
Cost of equipment	(172,235)	(252,344)	(202,355)	(54,883)	(7,760)	(2,455)
Selling and marketing	(86,223)	(122,092)	(115,222)	(31,709)	(4,293)	(1,197)
General and administrative	(162,378)	(185,915)	(152,051)	(85,640)	(15,051)	(27,548)
Depreciation and amortization	(300,243)	(287,942)	(119,177)	(24,563)	(6,926)	(5,824)
Impairment of indefinite-lived intangible assets	(171,140)	(26,919)	—	—	—	—
Impairment of long-lived assets	(24,054)	(16,323)	—	—	—	—

Total operating expenses	(1,116,260)	(1,072,939)	(683,315)	(217,616)	(36,439)	(38,379)
Gains on sale of wireless licenses	4,589	364	143,633	—	—	—

Operating loss	(360,375)	(454,100)	(284,518)	(167,299)	(29,667)	(34,472)
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	—	—	(54,000)	(78,624)	(23,077)	(127,542)
Interest income	779	6,345	26,424	48,477	764	2,505
Interest expense	(83,371)	(229,740)	(178,067)	(112,358)	(12,283)	(10,356)
Foreign currency transaction gains (losses), net	—	50	(1,257)	13,966	(8,247)	(7,211)
Gain on sale of wholly owned subsidiaries	—	—	—	313,432	—	9,097
Gain on issuance of stock by unconsolidated wireless operating company	—	—	—	32,602	—	3,609
Gain on sale of unconsolidated wireless operating company	—	39,518	—	—	—	—
Other income (expense), net	(176)	(3,051)	8,443	(2,824)	(3,336)	(243)

Income (loss) before reorganization items and income taxes	(443,143)	(640,978)	(482,975)	47,372	(75,846)	(164,613)
Reorganization items, net	(146,242)	—	—	—	—	—

Income (loss) before income taxes	(589,385)	(640,978)	(482,975)	47,372	(75,846)	(164,613)
Income taxes	(8,052)	(23,821)	(322)	(47,540)	—	—

Net loss	$(597,437)	$(664,799)	$(483,297)	$(168)	$(75,846)	$(164,613)

Basic and diluted net loss per common share(2)	$(10.19)	$(14.91)	$(14.27)	$(0.01)	$(4.01)	$(9.19)

Shares used in per share calculations(2):
Basic and Diluted	58,604	44,591	33,861	25,398	18,928	17,910

	As of December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data(1):
Cash and cash equivalents	$84,070	$100,860	$242,979	$338,878	$44,109
Working capital (deficit)(3)	(2,254,809)	(2,144,420)	189,507	602,373	50,361
Restricted cash, cash equivalents and short-term investments	55,954	25,922	40,755	65,471	20,550
Total assets	1,756,843	2,163,702	2,450,895	1,647,407	360,765
Long-term debt(3)	—	—	1,676,845	897,878	303,818
Total stockholders’ equity (deficit)	(893,356)	(296,786)	358,440	583,258	10,892

(1)	For the fourth quarter of the fiscal year ended August 31, 1999, the period from September 1, 1999 to December 31, 1999, and the first six months of the year ended December 31, 2000, the financial results of Smartcom are included in the selected consolidated financial data as a result of our acquisition of the remaining 50% interest in Smartcom that we did not already own on April 19, 1999. Before the fourth quarter of the fiscal year ended August 31, 1999, our investment in Smartcom was accounted for using the equity method of accounting. We subsequently divested our entire interest in Smartcom on June 2, 2000.

(2)	Refer to Notes 3 and 5 of the audited consolidated financial statements included in Item 8 of this report for an explanation of the calculation of basic and diluted net loss per common share.

(3)	We have classified the principal and interest balances outstanding as short-term obligations in the consolidated balance sheets as of December 31, 2003 and 2002, as a result of our existing defaults of the underlying agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Other Financing Arrangements,” for an explanation of our debt obligations. See also Note 7 of the consolidated financial statements included in Item 8 of this report.

(4)	We have reclassified a $4.7 million loss on early extinguishment of debt from extraordinary items to other income (expense) as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The following discussion and analysis is based upon our consolidated financial statements as of the dates and for the periods presented in this report. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report.

Overview

      The Company conducts its business operations through the Cricket Companies. The Cricket Companies offer wireless service in the United States under the brand “Cricket®.” On December 31, 2003, Cricket had approximately 1,473,000 customers located in 39 markets throughout the United States. These markets are located in 47 BTA’s covering a total population of approximately 25.9 million potential customers.

      Cricket generates revenues from the sale of wireless services, handsets and accessories. The Cricket service allows customers to make and receive virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. We also offer a plan that bundles certain additional features at a slightly higher price. Additionally, we offer a premium plan, which includes virtually unlimited local service, multiple calling features and a large block of available long distance minutes per month. We continually review our service offering portfolio and make modifications that we believe will deliver high-value services to our customers. As part of this process, on March 16, 2004 we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also a plan that provides discounts on additional lines added to an existing qualified account. See “Risk Factors — If Call Volume Under Our Cricket Flat Rate Plans Exceeds Our Expectations, Our Cost of Providing Service Could Increase Which Could Have a Material Adverse Effect On Our Competitive Position.”

      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization, including certain technical amendments thereto, was confirmed by the Bankruptcy Court on October 22, 2003. We expect to emerge from bankruptcy promptly after the FCC approves the change of control of our wireless licenses that will occur when we emerge from bankruptcy.

      Our Plan of Reorganization implements a comprehensive financial reorganization that significantly reduces our outstanding indebtedness. In connection with the Plan of Reorganization, our long-term debt will be reduced from a book value of more than $2.4 billion to a principal amount of approximately $426.7 million as of the effective date of the Plan of Reorganization, including $350.0 million of new senior secured pay-in-kind notes that will be issued by reorganized Cricket to the holders of Cricket’s senior secured vendor debt and approximately $76.7 million of debt owed to the FCC in connection with prior wireless license auctions. Under the Plan of Reorganization, all of the outstanding shares of Leap common stock, options and warrants will be cancelled. On the effective date of the Plan of Reorganization, the new common stock of reorganized Leap will be distributed to two classes of creditors: 96.5% to the holders of Cricket’s senior secured vendor debt and 3.5% to Leap’s general unsecured creditors. Under the Plan of Reorganization, Leap’s remaining cash and certain other assets not used in the Cricket business will be transferred to the Leap Creditor Trust, the proceeds of which will be distributed to Leap’s general unsecured creditors. On November 3, 2003, Leap transferred to the Leap Creditor Trust an initial cash distribution in the amount of $67.8 million pursuant to the Plan of Reorganization.

      During the second quarter of 2003 (the quarter in which we filed for relief under Chapter 11), we experienced a net decline in the number of Cricket customers of approximately 54,000. Previously, we had never experienced a decline in total customers from one quarter to another. We believe that this decline was due in part to the uncertainty caused by our announcement of filing for bankruptcy protection on April 13, 2003, compounded by a significant reduction in our advertising campaigns during the first and second quarters of 2003. During the third quarter of 2003, we added approximately 18,000 net customers, but during the fourth quarter of 2003, we lost approximately 4,000 net customers. The effect of our Chapter 11 filings, coupled with the highly competitive marketplace, may also adversely affect our future plans for customer growth. In addition, if we do not continue to move toward a timely emergence from bankruptcy, we may not be able to increase net customer additions.

      Because of their Chapter 11 filings, Leap and the Cricket Companies are operating separately and cash flows are not being shared between Leap and Cricket. As a result, following emergence from bankruptcy, the reorganized Company’s operations will be conducted through the Cricket Companies and the reorganized Company’s liquidity and capital resources will come from the assets, operations and credit of the Cricket Companies.

      During the Chapter 11 process, the Cricket Companies have achieved significant expense reductions resulting from the Company’s continued focus on minimizing costs, the renegotiation of key contracts and the rejection of executory contracts and leases deemed no longer necessary for the operation of the Cricket business. The Cricket Companies have experienced corresponding improvements in their results of operations and financial condition as well. For the year ended December 31, 2003, consolidated net cash provided by operating activities which primarily related to the Cricket Companies was approximately $44.4 million (including $115.1 million of cash used for reorganization activities), compared to consolidated net cash used in operating activities of approximately $183.8 million for the prior year. At December 31, 2003, the Cricket Companies had approximately $149.9 million in cash, cash equivalents and short-term investments, an increase of $55.3 million compared to their $94.6 million in cash, cash equivalents and short-term investments at December 31, 2002.

      A new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, new management or the new stockholders will maintain the current operations or business plans of the Company. Accordingly, when reviewing the description of the Company’s business, the consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the Company’s operations and business plans in the future following the Company’s emergence from bankruptcy.

      This overview is intended to be only a summary of significant matters concerning the Company’s results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the business and financial information and the consolidated financial statements included in Item 8 of this report.

Chapter 11 Proceedings

      On April 13, 2003, referred to as the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization, dated as of July 30, 2003, was confirmed by the Bankruptcy Court in October 2003. We expect to emerge from bankruptcy promptly after the FCC approves the change of control of our wireless licenses that will occur when we emerge from bankruptcy. For a more detailed description of our bankruptcy proceedings, see “Item 1. Business — Chapter 11 Proceedings under the Bankruptcy Code.”

Accounting under Chapter 11

      As of the Petition Date, we implemented American Institute of Certified Public Accountants’ Statement of Position (SOP) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” See Note 2, “Liquidity and Capital Resources — Accounting Under Chapter 11” of the consolidated financial statements included in Item 8 of this report. We expect to implement fresh start reporting under the provisions of SOP 90-7 upon our emergence from bankruptcy.

      Under fresh start reporting:

•	our reorganization value will be allocated to the fair value of our assets;

•	our liabilities will be stated at present values of amounts to be paid;

•	our accumulated deficit will be eliminated; and

•	our new equity will be issued according to the Plan of Reorganization.

      Our financial advisor, UBS Securities LLC, prepared a valuation dated as of July 17, 2003 of our enterprise value assuming that the effective date of the Plan of Reorganization would be September 30, 2003. That analysis estimated the enterprise value of the reorganized Company at approximately $560 million to $683 million. Our enterprise value may change prior to the actual effective date of the Plan of Reorganization.

      As part of fresh start reporting, the enterprise value may be used to calculate the reorganization value of the Company. Reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Due to their magnitude and complexity, the fair value of certain assets including property and equipment and wireless licenses, will be determined with the assistance of independent valuation experts.

      We anticipate that the implementation of fresh start reporting will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the effective date of the Plan of Reorganization will not be comparable with those published before such plan is effective.

      In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. pursuant to a binding arbitration award. Our issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, our ability to utilize our net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan of Reorganization, there will be an additional ownership change in connection with our emergence from bankruptcy, which may further limit our ability to utilize our net operating loss and capital loss carryforwards. The Plan of Reorganization contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, we may be required to reduce the tax bases of our assets by a portion of the excluded income. The Plan of Reorganization further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will occur pursuant to tax-deferred transactions.

Results of Operations

      To the extent that the matters discussed under this caption “Results of Operations” relate to future events or expectations, they may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket Companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket Companies conduct or may seek to conduct business.

      In addition, a new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, new management or the new stockholders will maintain the current operations or business plans of the Company. Accordingly, when reviewing the descriptions of the Company’s business, the results of operations, the consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the Company’s operations and business plans in the future following the Company’s emergence from bankruptcy.

Performance Measures

      In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

      ARPU is an industry metric that measures service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless providers. For the year ended December 31, 2003, our consolidated ARPU was approximately $35.99.

      CPGA is an industry metric that represents selling and marketing costs and the loss on sale of handsets (generally defined as cost of equipment less equipment revenue), excluding costs unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than costs relating to handsets under warranty). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless providers. For the year ended December 31, 2003, our consolidated CPGA was approximately $158.

      CCU is an industry metric that measures cost of service, general and administrative costs, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than costs relating to handsets under warranty), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers. For the year ended December 31, 2003, our consolidated CCU was approximately $22.34.

      Churn, an industry metric that measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted average number of customers divided by the number of months during the period being measured. As noted above, customers who do not pay their first monthly bill are deducted from our gross customer additions; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless providers. For the year ended December 31, 2003, our consolidated churn was approximately 4.4%.

      The following table shows quarterly metric information during the year ended December 31, 2003:

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

ARPU	$35.12	$36.18	$36.60	$36.09
CPGA	177	194	136	136
CCU	23.76	23.55	22.04	19.95
Churn	4.1%	4.6%	4.5%	4.3%

      During the first quarter of 2004, we modified our definitions of CPGA and CCU so that handset replacement and repair costs (other than costs relating to handsets under warranty) are now included in the calculation of CCU and are excluded from the calculation of CPGA. We modified the definition because we decided that it was more appropriate to include these costs in CCU rather than including them in CPGA with handset costs related to the acquisition of new customers. The 2003 quarterly metric information presented in the table above has been calculated using the modified definitions of CPGA and CCU. As a result of the revised definitions, the CPGA and CCU metric information presented in this report and presented in the future for periods ending after December 31, 2003 will not be comparable with CPGA and CCU measures previously released for periods ending prior to December 31, 2003. If calculated under our definitions of CPGA and CCU that existed prior to the first quarter of 2004, CPGA would have been $207, $252, $168 and $166, and CCU would have been $22.53, $21.54, $20.43 and $18.73, in the first, second, third and fourth quarters of 2003, respectively.

      In addition, we adopted Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on July 1, 2003. Prior to the adoption of EITF Issue No. 00-21, activation fees were included in ARPU as service revenue and deferred over the estimated customer relationship period. Upon the adoption of EITF Issue No. 00-21, we began recognizing activation fees immediately as equipment revenue, which reduced ARPU and CPGA by $0.18 and $21, respectively, for the three months ended September 30, 2003, and by $0.43 and $28, respectively, for the three months ended December 31, 2003, compared to the ARPU and CPGA results that would have been reflected if EITF Issue No. 00-21 had not been in effect.

Summary of Quarterly Results of Operations

      The following table presents our condensed consolidated quarterly statement of operations data (unaudited) (in thousands):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues:
Service revenues	$160,648	$162,415	$160,849	$159,654
Equipment revenues	23,199	23,229	32,034	29,268

Total revenues	183,847	185,644	192,883	188,922

Operating expenses:
Cost of service (exclusive of items shown separately below)	(52,748)	(53,321)	(47,849)	(46,069)
Cost of equipment	(42,440)	(41,366)	(49,188)	(39,241)
Selling and marketing	(21,265)	(22,478)	(21,610)	(20,870)
General and administrative	(47,414)	(40,569)	(38,723)	(35,672)
Depreciation and amortization	(76,615)	(74,537)	(74,903)	(74,188)
Impairment of indefinite-lived intangible assets	—	(171,140)	—	—
Impairment of long-lived assets	(8,725)	(9,913)	(4,083)	(1,333)

Total operating expenses	(249,207)	(413,324)	(236,356)	(217,373)
Gains on sale of wireless licenses	1,472	—	3,117	—

Operating loss	(63,888)	(227,680)	(40,356)	(28,451)
Interest income	694	85	—	—
Interest expense	(68,147)	(11,804)	(2,356)	(1,064)
Other income (expense), net	(268)	100	(19)	11

Loss before reorganization items and income taxes	(131,609)	(239,299)	(42,731)	(29,504)
Reorganization items, net	—	(2,368)	(2,595)	(141,279)

Loss before income taxes	(131,609)	(241,667)	(45,326)	(170,783)
Income taxes	(1,929)	(2,052)	(2,091)	(1,980)

Net loss	$(133,538)	$(243,719)	$(47,417)	$(172,763)

Reconciliation of Non-GAAP Financial Measures

      We utilize certain financial measures that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. Following are reconciliations of the non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross additions and CPGA):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2003	2003	2003	2003	December 31, 2003

Selling and marketing expense	$21,265	$22,478	$21,610	$20,870	$86,223
Plus cost of equipment	42,440	41,366	49,188	39,241	172,235
Less equipment revenue	(23,199)	(23,229)	(32,034)	(29,268)	(107,730)
Less net loss on equipment transactions unrelated to initial customer acquisition	(7,627)	(10,985)	(9,589)	(6,062)	(34,263)

Total costs used in the calculation of CPGA	$32,879	$29,630	$29,175	$24,781	$116,465
Gross additions	185,388	152,872	214,967	181,736	734,963

CPGA	$177	$194	$136	$136	$158

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average customers and CCU):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2003	2003	2003	2003	December 31, 2003

Cost of service	$52,748	$53,321	$47,849	$46,069	$199,987
Plus general and administrative expense	47,414	40,569	38,723	35,672	162,378
Plus net loss on equipment transactions unrelated to initial customer acquisition	7,627	10,985	9,589	6,062	34,263

Total costs used in the calculation of CCU	$107,789	$104,875	$96,161	$87,803	$396,628
Weighted-average customers	1,512,043	1,484,248	1,454,387	1,466,697	1,479,344

CCU	$23.76	$23.55	$22.04	$19.95	$22.34

Financial Performance

      The following table presents consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenues:
Service revenues	$643,566	$567,694	$215,917
Equipment revenues	107,730	50,781	39,247

Total revenues	751,296	618,475	255,164

Operating expenses:
Cost of service (exclusive of items shown separately below)	(199,987)	(181,404)	(94,510)
Cost of equipment	(172,235)	(252,344)	(202,355)
Selling and marketing	(86,223)	(122,092)	(115,222)
General and administrative	(162,378)	(185,915)	(152,051)
Depreciation and amortization	(300,243)	(287,942)	(119,177)
Impairment of indefinite-lived intangible assets	(171,140)	(26,919)	—
Impairment of long-lived assets	(24,054)	(16,323)	—

Total operating expenses	(1,116,260)	(1,072,939)	(683,315)
Gains on sale of wireless licenses	4,589	364	143,633

Operating loss	(360,375)	(454,100)	(284,518)
Equity in net loss of unconsolidated wireless operating company	—	—	(54,000)
Interest income	779	6,345	26,424
Interest expense	(83,371)	(229,740)	(178,067)
Foreign currency transaction gains (losses), net	—	50	(1,257)
Gain on sale of unconsolidated wireless operating company	—	39,518	—
Other income (expense), net	(176)	(3,051)	8,443

Loss before reorganization items and income taxes	(443,143)	(640,978)	(482,975)
Reorganization items, net	(146,242)	—	—

Loss before income taxes	(589,385)	(640,978)	(482,975)
Income taxes	(8,052)	(23,821)	(322)

Net loss	$(597,437)	$(664,799)	$(483,297)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      At December 31, 2003, our Cricket service had approximately 1,473,000 customers compared to approximately 1,512,000 at December 31, 2002. During the year ended December 31, 2003, gross customer additions were approximately 735,000 and net customers declined by approximately 39,000, which includes approximately 2,800 customers as a result of our discontinuing service in Hickory, North Carolina as of September 30, 2003. At December 31, 2003, the total potential customer base covered under our 39 operating markets was approximately 25.9 million.

      At March 31, 2003, Cricket had 1,513,000 customers, a net addition of 1,000 customers from December 31, 2002. During the three months ended June 30, 2003, the quarter in which Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11, we experienced a net decline of approximately 54,000 in the number of Cricket customers. Previously, we had not experienced a decline in total customers from one quarter to another. We believe that this decline was due in part to the uncertainty caused by our announcement of filing for bankruptcy protection and our anticipated reorganization. The effect of these events was compounded by a significant reduction in our advertising campaigns during the first and second quarters of 2003. Although promotional activity resulted in a net increase in our customers of approximately 18,000 during the three months ended September 30, 2003, we experienced a net decrease of approximately 4,000 customers during the final three months of the year. The effect of our Chapter 11 filings, the highly competitive marketplace, the effect of wireless number portability and the anticipated ownership change adversely affect our ability to predict customer growth. In addition, if we do not timely emerge from bankruptcy, we may not be able to increase our net customer additions.

      During the year ended December 31, 2003, we performed an analysis of the operating performance of our third-party dealers and distributors, and we are continuing to analyze their performance as we strive to improve our handset distribution strategies. As a result of our analysis, we discontinued our relationship with a substantial number of dealers and distributors who represented a small portion of our equipment sales and who were not performing to our standards. In addition, we revised our incentive structure with our third-party dealers and distributors to benefit high performing dealers and distributors. In connection with these changes, we increased incentives for sales of higher-priced monthly service plans and increased incentives for sales that utilize our cost saving strategies such as Web activation and automatic bill payments via a customer’s credit card. In addition, we have focused our rebate program on customers who remain on service for several months. We anticipate that these actions will increase our handset sales and increase our average revenue per customer over the long term.

      During the year ended December 31, 2003, service revenues increased $75.9 million, or 13%, compared to the year ended December 31, 2002. The increase in service revenues was primarily due to an increase in our average service revenue per customer resulting from the launch of a new higher-priced, bundled plan during the third quarter of 2002, combined with an increase in average subscribers to 1,479,000 for the year ended December 31, 2003 from 1,414,000 average subscribers for the year ended December 31, 2002 and, to a lesser extent, approximately $6.2 million of activation fees which we commenced charging during the fourth quarter of 2002 and which were included in service revenues until our adoption of EITF Issue No. 00-21 in July 2003. The effect of these factors was partially offset by a change in our handset sales practices which eliminated any allocation of the handset price to service revenues. This change is discussed in greater detail below. During the fourth quarter of 2003, we simplified our service offerings to offer three service plans. Our basic Cricket service offers virtually unlimited local calls at a flat price. We also offer two other plans which include different levels of bundled features.

      During the year ended December 31, 2003, equipment revenues increased $57.0 million, or 112%, compared to the year ended December 31, 2002. The largest portion of this increase, $39.1 million, occurred because we stopped including the first month of service in the handset purchase price in the fourth quarter of 2002. As a result, we no longer allocate any portion of the handset price to service revenues. Equipment revenues for the year ended December 31, 2003 also increased approximately $9.8 million because the Company changed its practice of offering instant or in-store handset rebates to customers and instead began offering mail-in rebates to new customers that were only redeemable if the customer continued on Cricket service for three months. The new mail-in rebates have a lower redemption rate than the Company’s previous instant rebates. Equipment revenues also increased approximately $9.6 million because we began immediately recognizing activation fees as equipment revenues after our adoption of EITF Issue No. 00-21 on July 1, 2003. In addition, equipment revenues rose because we have increased the selling prices of our handsets so that the selling price for the majority of our handsets is now at or near the cost of the handset. However, sales incentives offered to customers and volume-based sales incentives offered to our third-party dealers and distributors are included as reductions to equipment revenue, and fulfillment costs and warranty repair costs are included in cost of equipment, which together result in a negative gross margin on the sale of handsets. These increases in equipment revenue were partially offset by a decrease in the number of handsets sold to new customers or sold as replacement handsets for existing customers of 636,000, or 35%, for the year ended December 31, 2003, compared to the prior year. We expect that the increase in equipment revenues resulting from the change in the allocation of the purchase price of a handset and the recognition of activation fees will continue on a going-forward basis in future periods. In addition, we also generally expect to continue our practice of offering mail-in rebates to our customers instead of instant rebates and to offer a majority of our handsets for sale at or near the cost of such handsets, although we may decide to change these business practices in the future.

      During the year ended December 31, 2003, cost of service increased $18.6 million, or 10%, compared to the year ended December 31, 2002. The increase in cost of service was primarily attributable to an increase of approximately $10.4 million in our long distance costs as a result of the increased long distance usage resulting from the introduction of service plans that include large bundles of available long distance each month. Cost of service also rose as a result of an increase in the number of average subscribers, an increase in software maintenance expenses of approximately $8.5 million and an increase in engineering and other operational costs of approximately $7.1 million, partially offset by a decrease in payroll related costs of approximately $9.2 million. In conjunction with the bankruptcy proceedings, we have renegotiated several of our executory contracts with our vendors and as a result expect to realize savings in our cost of service in the future.

      During the year ended December 31, 2003, cost of equipment decreased $80.1 million, or 32%, compared to the year ended December 31, 2002. The decrease in cost of equipment was due to a 35% decrease in the number of handsets sold (partially as a result of our efforts commencing in 2002 to reduce fraudulent sales) and, to a lesser extent, a decrease in amounts paid for handsets. During the year ended December 31, 2003, $57.2 million of our total losses on equipment revenues of $64.5 million were directly related to acquiring new customers.

      Equipment revenues increased sharply in 2003 while at the same time cost of equipment declined, in each case for the reasons described above. We do not believe that this change represents a trend in the relationship between equipment revenues and cost of equipment. In the future, we generally expect cost of equipment to rise if and as equipment revenues rise. However, under our current handset pricing and marketing practices, which we generally expect to continue, the difference between cost of equipment and equipment revenue has narrowed from previous years.

      For the year ended December 31, 2003, selling and marketing expenses decreased $35.9 million, or 29%, compared to the year ended December 31, 2002. The decrease in selling and marketing expenses was primarily due to a decrease in advertising and related costs of approximately $27.6 million resulting from management’s increased focus on the effective use of advertising and from cash conservation during the course of our bankruptcy proceedings, a decrease of $4.6 million in co-operative advertising reimbursements to our third-party dealers and distributors and a decrease of approximately $2.1 million in payroll and related costs.

      For the year ended December 31, 2003, general and administrative expenses decreased $23.5 million, or 13%, compared to the year ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a reduction of approximately $5.2 million in payroll and related costs, a decrease of approximately $5.0 million in call center costs, a decrease of approximately $5.8 million in legal costs (excluding legal costs directly associated with our reorganization proceedings), and a decrease of approximately $3.2 million in excise taxes, partially offset by an increase of approximately $3.2 million in insurance costs.

      For the year ended December 31, 2003, depreciation and amortization increased $12.3 million, or 4%, compared to the year ended December 31, 2002. The increase in depreciation and amortization resulted from a larger base of network, computer and other equipment in service. It is probable that depreciation expense will decrease significantly once we emerge from bankruptcy and apply the fresh start reporting provisions of SOP 90-7.

      During the year ended December 31, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. Management estimated the fair value of our wireless licenses based on the information available to it, including a valuation report prepared by a third-party consultant in connection with the confirmation hearing for our Plan of Reorganization. During the year ended December 31, 2002, we also recorded an impairment charge of $26.9 million to our then remaining goodwill balance. The goodwill related to our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      During the year ended December 31, 2003, we recorded charges of $20.7 million in connection with the disposal of certain network assets and the write-off of capitalized costs associated with cell sites that we no longer expected to use in the business. In addition, we recognized $3.4 million in expense for accrued costs related to certain leases that we ceased using before the contractual termination date.

      For the year ended December 31, 2003, interest income decreased $5.6 million, or 88%, compared to the year ended December 31, 2002. The decrease in interest income resulted from the application of SOP 90-7 which requires that we classify interest earned during the bankruptcy proceedings as a reorganization item.

      For the year ended December 31, 2003, interest expense decreased $146.4 million, or 64%, compared to the year ended December 31, 2002. The decrease in interest expense resulted from the application of SOP 90-7 which requires that, commencing on the Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that are subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, the note payable to GLH, Inc., and the Qualcomm term loan. We are currently in default of all of our long-term financing agreements. See “— Liquidity and Capital Resources.”

      Reorganization items for the year ended December 31, 2003 consisted of $174.1 million related to the write-off of debt discounts and capitalized debt issuance costs associated with our long-term debt subject to compromise in accordance with SOP 90-7 and $12.1 million of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, offset by $34.8 million of debt forgiveness income from the settlement of certain pre-petition liabilities, $2.3 million of income from the reversal of certain pre-petition liabilities related to contracts rejected in bankruptcy, and $2.9 million of interest income earned while we are in bankruptcy.

      For the year ended December 31, 2003, income tax expense decreased $15.8 million compared to the year ended December 31, 2002. The decrease in income tax expense was related primarily to a one-time income tax expense of $15.9 million recorded during the three months ended March 31, 2002 to increase the valuation allowance on our deferred tax assets in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

      During the year ended December 31, 2002, we experienced slower customer growth rates than planned. We believe the slower customer growth rates were due in large part to the economic slowdown which was occurring in 2002, increased competition, and concerns over the potential negative outcomes of our announcement of and participation in reorganization discussions. Other wireless carriers also reported slower customer growth rates in 2002 compared to prior periods. Furthermore, the slowing customer growth and our reorganization efforts caused us to reduce our focus on rapid growth and, as a result, we reduced marketing efforts and focused on retaining quality customers. These efforts may have had a negative impact on customer growth rates.

      We saw a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at increasingly lower prices which competed with the Cricket predictable and virtually unlimited calling plan. The trend towards lower pricing across the industry continued and may continue to impact the Cricket service differentiation. In August 2002, we launched a new service named “Cricket Talk” that bundled certain features, 500 minutes of available long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. After its launch, Cricket Talk represented a significant portion of our gross customer additions until our introduction of three new service plans in November 2003.

      During the three months ended March 31, 2002, we experienced a significant increase in the occurrence of fraud, which has been and continues to be an issue in the wireless industry, over that experienced in the preceding year. The three types of fraud that affected our business were credit card fraud, subscription fraud and distribution fraud. With the exception of some normal delays in the reporting of credit card misuse, which were not material, we believe that the financial costs of these activities were reflected in our financial results for the applicable period. We also believe we significantly reduced fraudulent activity after taking aggressive steps to implement processes, systems and controls designed to detect fraud and screen out customers and dealers who engage in fraudulent activity.

      The removal of potentially fraudulent customers from our customer base, an increase in selling and marketing expenses of $2.6 million, an increase in sales incentives of $6.9 million, lower gross customer additions (due in part to the slow down in the economy), and the increased price competition described above, had a significant negative impact on our operating metrics, including cost per gross addition and customer turnover or “churn,” during the second quarter of 2002. The removal of potentially fraudulent customers from our customer base impacted CPGA because we deduct customers who do not make payment on their first monthly bill from our gross customer additions and, as a result, we incurred the loss on the sale of a handset without an offsetting gross customer addition. CPGA is an operating measure that is calculated as the loss recognized on the sale of handsets to new customers plus sales and marketing expenses associated with the acquisition of new customers, divided by gross customer additions. In addition, during the second quarter of 2002, the rate of customer churn increased over that experienced in the first quarter of 2002. We believe that we experienced continuing reduction of potentially fraudulent customers during the third and fourth quarters of 2002.

      We addressed the increases in CPGA and customer churn experienced during the second quarter of 2002 by:

•	revising our advertising and messaging strategies;

•	introducing the Cricket Talk service plan that we believe improved the competitive value of our service offering;

•	modifying our initial service offer to new customers to eliminate the inclusion of the first month of service in the purchase price of a handset;

•	eliminating instant rebates;

•	decreasing incentive programs that reduce the amount of revenue recognized;

•	raising handset pricing; and

•	making changes to our distribution strategies.

As a result, CPGA decreased in both the third and fourth quarters of 2002. In addition, churn decreased during each of the third and fourth quarters of 2002.

      During the year ended December 31, 2002, service revenues increased $351.8 million, or 163%, and equipment revenues increased $11.5 million, or 29%, compared to the year ended December 31, 2001. The increase in service revenues related to an increase in average subscribers of 167% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in equipment revenues is primarily due to a 29% increase in the number of handsets sold during the year ended December 31, 2002 compared to the year ended December 31, 2001. In addition, commencing in October 2002, we no longer include a first month of service with the handset purchase, and new customers pay for their service in arrears. As a result, we no longer allocate a portion of the handset price to service revenues. Service revenues for customers who pay in arrears were 2% and 6% of total service revenues for the year and three months ended December 31, 2002, respectively.

      During the year ended December 31, 2002, cost of service increased $86.9 million, or 92%, compared to the year ended December 31, 2001. The increase was primarily attributable to the increase in average subscribers which resulted in a higher volume of traffic over our networks, which in turn resulted in a

$35.8 million increase in costs paid to telecommunications service providers for the use of phone lines, switches and long distance. In addition, engineering costs increased $19.1 million and cell site lease costs increased $19.4 million.

      Cost of equipment increased $50.0 million, or 25%, primarily due to an increase in handsets sold of 29%, compared to the year ended December 31, 2001. We sold our handsets to customers and third-party dealers and distributors at prices below cost to grow and maintain our customer base, which was typical of wireless providers. During the year ended December 31, 2002, $186.6 million of our total losses on equipment sales of $201.6 million were directly related to acquiring new customers.

      For the year ended December 31, 2002, selling and marketing expenses increased $6.9 million, or 6%, compared to the year ended December 31, 2001. The increase in selling and marketing expense was primarily due to higher payroll related costs during the year ended December 31, 2002. For the year ended December 31, 2002, $121.9 million of our selling and marketing expenses were directly related to acquiring new customers. Selling and marketing expenses for the year ended December 31, 2002 consisted primarily of advertising and public relations and related payroll expenses.

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

      The gain on sale of unconsolidated wireless operating companies of $39.5 million related entirely to the gain recognized on the sale of our 20.1% interest in Pegaso Telecomunicaciones, S.A. de C.V., or Pegaso, to Telefónica. Our interest in Pegaso had been previously written down to zero.

      During the year ended December 31, 2002, we recorded impairment charges of $6.4 million and $9.9 million for certain of our property and equipment and intangible assets, respectively, which were not being used in our business and were not expected to be used in the future.

      Because of Cricket’s defaults under its senior secured vendor credit facilities and the fact that Cricket had been unable to raise new funds which would have enabled it to repay amounts then outstanding under such facilities, the substantial risk that the stock of the Cricket Companies had no value to Leap, and the substantial risk that Leap’s stockholders would lose all of their value in Leap common stock in connection with any reorganization, we recorded an estimated impairment charge during the three months ended September 30, 2002 equal to the remaining goodwill balance of $26.9 million. The goodwill resulted from our June 2000 acquisition of the remaining interest in Cricket Communications Holdings that we did not already own.

      For the year ended December 31, 2002, interest income decreased $20.1 million, or 76%, compared to the year ended December 31, 2001. The decrease in interest income related to decreased average cash and cash equivalents and investment balances as we continue to incur operating losses and negative cash flows from operations.

      For the year ended December 31, 2002, interest expense increased $51.7 million, or 29%, compared to the year ended December 31, 2001. The increase in interest expense related primarily to interest on increased vendor financing of our wireless networks. In 2003, we were in default under the vendor financing agreements.

      For the year ended December 31, 2002, income tax expense increased $23.5 million, compared to the year ended December 31, 2001. The increase in income tax expense was related primarily to a one-time income tax expense of $15.9 million for the three months ended March 31, 2002 to increase the valuation allowance related to our deferred tax assets in connection with ceasing amortization of wireless licenses pursuant to our adoption of SFAS No. 142. In addition, we incurred $7.7 million of income tax expense resulting from an increase in the deferred tax liability related to the amortization of wireless licenses.

Liquidity and Capital Resources

      Because of their Chapter 11 filings, Leap and the Cricket Companies are operating separately and cash flows are not being shared between Leap and Cricket. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket Companies separately below, rather than on a consolidated basis.

      To the extent that the matters discussed under this section “Liquidity and Capital Resources,” relate to future events or expectations, they may be significantly affected by the Chapter 11 proceedings at Leap and the Cricket Companies. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and have created uncertainty with respect to relationships with employees, vendors, suppliers, customers and others with whom Leap or the Cricket Companies conduct or may seek to conduct business. The Chapter 11 filings, combined with our cumulative net losses, raise substantial doubt about our ability to continue as a going concern.

      A new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, the new management or the new stockholders will maintain our current operations or our business plan. Accordingly, when reviewing the description of the Company’s business, the consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the Company’s operations and business plans in the future following the Company’s emergence from bankruptcy.

Leap

      In accordance with the Plan of Reorganization, on November 3, 2003, Leap transferred to the Leap Creditor Trust a cash distribution in the amount of $67.8 million. This amount consisted of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments less a reserve for allowed administrative claims and allowed priority claims in the amount of approximately $16 million (which reserve amount was agreed upon by the debtors and the Official Unsecured Creditors’ Committee of Leap prior to such distribution). At December 31, 2003, Leap had $13.8 million of cash, cash equivalents and short-term investments, all of which were classified as restricted in our consolidated financial statements. Leap currently expects that its cash, cash equivalents and short-term investments will be sufficient to cover its expenses through emergence from bankruptcy. However, because of the uncertainties related to Leap’s bankruptcy, including the ultimate date of emergence, actual expenses may vary materially from current expectations and we cannot provide assurances that Leap’s funds will be adequate to cover its expenses through emergence. These expenses may be funded only from existing cash at Leap or by funds that have been distributed to the Leap Creditor Trust but not yet distributed to creditors holding beneficial interests in the Trust.

      At December 31, 2003, Leap had $224.6 million of outstanding principal under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes are stayed during the pendency of the Chapter 11 proceedings except as otherwise ordered by the Bankruptcy Court. The outstanding indebtedness under Leap’s senior notes and senior discount notes will be cancelled under the Plan of Reorganization.

      At December 31, 2003, Leap also had an $8.6 million note payable to GLH. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. Subsequent to December 31, 2003, the holder of the note foreclosed on the pledged stock of the Leap subsidiary, and Leap expects to transfer such stock to the noteholder once the FCC approves the change of control of wireless licenses associated with the foreclosure. The noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note.

      Leap has a $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $49.0 million against Leap and its former subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Proceedings relating to the resolution of these claims are currently pending in Chile. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. The note was previously held by Inversiones Leap Wireless Chile, which has been merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. (However, Endesa has questioned the validity of the merger.) Leap filed an action against Endesa in the Bankruptcy Court, seeking to resolve the issues related to the note in the Bankruptcy Court. In March 2004, the Bankruptcy Court stayed that action and lifted the automatic stay so that the litigation could proceed in Chile. However, the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note. In accordance with the Plan of Reorganization, the note will be transferred to the Leap Creditor Trust on the effective date of the Plan of Reorganization.

The Cricket Companies

      The Cricket Companies’ principal sources of liquidity are cash from operations and their existing cash, cash equivalents and short-term investments. As of December 31, 2003, the Cricket Companies had a total of approximately $149.9 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor debtholders. In addition, Cricket had restricted cash and cash equivalents of $42.1 million as of December 31, 2003 that have been set aside or pledged to satisfy operating obligations.

      At December 31, 2003, Cricket had $1,485.1 million of principal and $133.2 million of accrued interest and fees outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor credit facilities are stayed during the pendency of the Chapter 11 proceedings. The outstanding indebtedness under Cricket’s senior secured vendor credit facilities will be cancelled on the effective date of the Plan of Reorganization and Cricket will issue $350.0 million of new senior secured pay-in-kind notes.

      In addition, at December 31, 2003, the Cricket Companies owed approximately $76.7 million ($74.1 million, net of discount) of outstanding principal on wireless license acquisition indebtedness to the FCC. This obligation, which is secured by the wireless licenses purchased at the time the debt was incurred, is to be reinstated upon our emergence from bankruptcy. The Cricket Companies will pay the amounts then in arrears to the FCC upon their emergence from bankruptcy. At December 31, 2003, approximately $17.3 million of such indebtedness was in arrears. The arrearage will increase by approximately $5.8 million each quarter until we emerge from bankruptcy. At December 31, 2003, the Cricket Companies also had substantial general unsecured trade and other obligations.

      Following the Company’s emergence from bankruptcy, we may seek to refinance our then existing debt on more favorable terms, to the extent available.

      We have filed schedules with the Bankruptcy Court indicating which of our executory contracts and unexpired real property leases we are assuming under the Plan of Reorganization. Unless otherwise agreed, our assumption of an executory contract or lease will require us to cure all existing defaults under the contract or lease, including all pre-petition liabilities. Under the Plan of Reorganization, any such cure amounts are the responsibility of reorganized Cricket. Unless otherwise agreed by the parties to the assumed contracts and leases, the cure amounts are to be paid by Cricket on or shortly after the effective date of the Plan of Reorganization. Our pre-petition executory contracts and unexpired leases that were not listed on the assumption schedules were rejected as of October 22, 2003 (or the later date listed in a rejection schedule). As part of the bankruptcy process, we have successfully renegotiated numerous executory contracts and real estate leases and expect to realize substantial cost savings going forward.

      On October 21, 2003, the debtors and the informal committee of Cricket’s senior secured vendor debtholders agreed, pursuant to Section 8.05(e) of the Plan of Reorganization, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including approximately $55 million of estimated cure payments in connection with assumed executory contracts and leases, and (2) allowed priority claims against the Cricket Companies through the effective date of the Plan of Reorganization. As of December 31, 2003, the Cricket Companies had paid approximately $40 million of cure payments to vendors whose contracts were assumed by the Cricket Companies in the bankruptcy proceedings, and approximately $30 million of the $70.1 million reserve remained which is included in restricted cash, cash equivalents and short-term investments in our consolidated financial statements. Our estimate of cure payments could vary materially after we have finally negotiated or resolved any disputed amounts.

      If Cricket becomes unable to use cash collateral or if the Plan of Reorganization does not become effective, the Cricket Companies may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the Cricket senior secured vendor debtholders would receive in such a liquidation, and it is unlikely that any unsecured creditors of Cricket would receive any recovery in a liquidation.

      The indenture that will govern the $350 million of new senior secured pay-in-kind notes that Cricket will issue when it emerges from bankruptcy will contain significant limitations on our ability to incur additional debt or to grant additional liens on our assets. The indenture permits us to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. In addition, we must meet certain stringent financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. As a result, before we can build out and launch new Cricket markets, we will likely be required to modify, refinance or repay the $350 million of new senior secured pay-in-kind notes that will be issued when we emerge from bankruptcy, or raise additional capital through the issuance and sale of additional equity securities. The terms of the notes include other covenants that restrict our ability to, among other things:

•	pay dividends;

•	make investments;

•	sell assets;

•	issue or sell the stock of some of Leap’s subsidiaries;

•	enter into transactions with affiliates; and

•	effect a consolidation or merger.

      These limitations are subject to certain qualifications and exceptions contained in the indenture governing the new notes.

Certain Contractual Obligations, Commitments and Contingencies

      The two tables below summarize in a single location information as of December 31, 2003 regarding certain future minimum contractual obligations for the next five years and thereafter for each of Leap and the Cricket Companies. The following amounts reflect certain pre-petition obligations as of December 31, 2003. As a result of the Chapter 11 filings, the long-term debt of Leap and the Cricket Companies is in default and the obligations under such debt are immediately due and payable. Therefore, the long-term debt of Leap and the Cricket Companies has been classified as current in the tables below. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. Under Chapter 11, the rights and interests of our various creditors will be substantially altered. In addition, under Chapter 11 we will reject certain additional executory contracts and unexpired leases which will affect the amount of our liabilities. Therefore, the contractual obligations and commitments presented in the tables below do not reflect our expected cash outlays in future periods.

Leap (in thousands):

		Year Ending December 31,

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt(1)	$739,200	$739,200	$—	$—	$—	$—	$—
Operating leases	2,287	1,264	1,023	—	—	—	—

Total	$741,487	$740,464	$1,023	$—	$—	$—	$—

(1)	Amounts shown for Leap’s long-term debt include interest accrued under the facilities.

The Cricket Companies (in thousands):

		Year Ending December 31,

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt(1)	$1,699,496	$1,699,496	$—	$—	$—	$—	$—
Operating Leases	152,145	54,940	51,086	26,082	7,063	4,258	8,716
Chase earn-out(2)	41,000	—	—	41,000	—	—	—

Total	$1,892,641	$1,754,436	$51,086	$67,082	$7,063	$4,258	$8,716

(1)	Amounts shown for the Cricket Companies’ senior secured vendor credit facilities and U.S. government financing included in long-term debt, include interest and fees accrued under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(2)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was generally assigned to and assumed by Cricket in 1999. We believe that the earn-out will be earned at significantly less than $41.0 million, if at all. Leap and Cricket rejected this agreement in bankruptcy.

Off-Balance Sheet Arrangements

      We had no off-balance sheet arrangements at December 31, 2003.

Credit Facilities and Other Financing Arrangements

      See “Item 1. Business — Chapter 11 Proceedings under the Bankruptcy Code” included in Part I of this report for a description of how our debt will be treated under the Plan of Reorganization.

      Units Offering. As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At December 31, 2003, Leap had $224.6 million of principal outstanding under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes have been stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior notes and the senior discount notes will be cancelled on the effective date of the Plan of Reorganization.

      In February 2000, Leap completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 and one warrant to purchase Leap common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 and one warrant to purchase Leap common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million was allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants issued in the units offering are exercisable for an aggregate of 2,829,854 shares of Leap common stock at an exercise price of $96.80 per share. All of these warrants will be cancelled under the Plan of Reorganization.

      Leap has outstanding 225,000 senior notes and 668,000 senior discount notes. Each note has a principal amount at maturity of $1,000. Except while Leap is in bankruptcy, interest on the senior notes was payable semi-annually, and would have begun accruing cash interest on April 15, 2005 with the first semi-annual interest payment due October 15, 2005. Each senior discount note had an initial accreted value of $486.68 and a principal amount at maturity of $1,000. Cricket Communications Holdings, Inc., Backwire.com Inc. and Telephone Entertainment Network, Inc. guarantee the notes. The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to this Annual Report on Form 10-K.

      Vendor Financing. Cricket had entered into purchase agreements and senior secured vendor credit facilities with each of Lucent, Nortel and Ericsson (and an affiliate) for the purchase of network infrastructure products and services and the financing of purchases, interest expense and other costs, and origination and commitment fees related to the credit facilities.

      During the fourth quarter of 2003, Cricket assumed its system equipment purchase agreements with each of Lucent, Nortel and Ericsson as permitted by applicable bankruptcy law, reached settlement agreements with these suppliers concerning amounts owed by us under these agreements, paid approximately $22.3 million to satisfy our unsecured obligations and recognized $27.8 million of debt forgiveness income which is included in reorganization items in the consolidated statements of operations. The settlement agreements with Lucent, Nortel and Ericsson were executed and approved by the Bankruptcy Court in the fourth quarter of 2003. The settlement agreements include provisions for (i) the continuation of the respective system equipment purchase agreements with Lucent, Nortel and Ericsson, (ii) the continued provision of equipment and services pursuant to such system equipment purchase agreements, as amended, (iii) mutual releases of certain claims between the parties, and (iv) certain modifications to the Lucent and Ericsson system equipment purchase agreements.

      Cricket is currently in default under each of its senior secured vendor credit facilities and, as a result of the bankruptcy filings, the indebtedness under these facilities has been accelerated. At December 31, 2003, Cricket had $1,618.3 million outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities have been stayed during the pendency of the Chapter 11 proceedings.

      Because of the events of default under the senior secured vendor credit facilities, each of the lenders under those facilities terminated their commitments under the facilities. The defaults also provide the credit facility lenders with various rights under their credit agreements and related security agreements, including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and personal property assets of the Cricket Companies (other than the stock of Cricket Communications Holdings, Inc.), subject to the requisite approval of the Bankruptcy Court. However, under the Plan of Reorganization confirmed by the Bankruptcy Court, amounts owed under these facilities will be cancelled and the holders of secured debt associated with these facilities will receive their pro rata portion of 96.5% of the outstanding shares in reorganized Leap as of the effective date of the Plan of Reorganization and new senior secured pay-in-kind notes from Cricket with an aggregate face value of $350.0 million.

      Except while the Cricket Companies are in bankruptcy, borrowings under each of the credit facilities accrued interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. Due to the event of default for non-payment of principal and interest, the Cricket Companies were no longer able to make new LIBOR borrowings and, prior to the Petition Date, existing base rate loans bore an additional default interest rate of 2%. The vendor financing facilities provide that principal payments under the credit agreements were scheduled to begin in December 2002 for Lucent and were scheduled to begin in December 2003 for Nortel and Ericsson, with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal was required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the scheduled availability period. Cricket has not made any principal or interest payments due under the credit agreements, which constituted events of default under the agreements.

      Fees payable by Cricket under the senior secured vendor credit facilities include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million, of which approximately $10.0 million had been paid through borrowings under the senior secured vendor credit facilities. The origination fees are currently payable to the vendors, as the availability period under all of the credit facilities ended upon termination of the commitments in September 2002.

      Each of the credit agreements contains various covenants and conditions. The credit agreements, as amended, are filed with the SEC as exhibits to this Annual Report on Form 10-K.

      Debt Obligations to the FCC and Note Payable to GLH. The Cricket Companies have assumed debt obligations to the FCC as part of the purchase price for wireless licenses. At December 31, 2003, the Cricket Companies had $76.7 million ($74.1 million, net of discount) outstanding under their FCC debt. The original terms of the notes include interest rates ranging from 6.25% to 7.0% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan of Reorganization, our U.S. government financing is to be reinstated on the effective date of the Plan of Reorganization, with past due payments of principal and any accrued interest due and payable on such date. In addition, if in conjunction with our emergence from bankruptcy, the FCC determines that we are no longer qualified to hold C-Block and F-Block licenses under applicable FCC rules or that we are not entitled to the benefits afforded to a “small business” or “very small business” when we emerge from bankruptcy our $76.7 million of indebtedness to the FCC may become immediately due and payable.

      In April 2002, we completed the exchange of certain wireless licenses with GLH. Pursuant to the agreement, GLH assumed our FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for GLH’s assumption of the FCC debt, we provided to GLH a note payable totaling $8.4 million. The original terms of our note payable were parallel to the payment terms under the assumed FCC debt. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Subsequent to December 31, 2003, the holder of the note foreclosed on the pledged stock of the Leap subsidiary, and Leap expects to transfer such stock to the noteholder once the FCC approves the change of control of wireless licenses associated with the foreclosure. The noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note.

Operating Activities

      Consolidated cash provided by operating activities was $44.4 million during the year ended December 31, 2003 compared to cash used in operating activities of $183.8 million during the year ended December 31, 2002. The increase was primarily attributable to a decrease in net loss adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $328.2 million, combined with a $15.1 million increase in changes in working capital compared to the corresponding period of the prior year, offset by $115.1 million of cash used for reorganization activities. Cash used for reorganization items consisted primarily of a cash payment to the Leap Creditor Trust in accordance with the Plan of Reorganization of $67.8 million, $40.4 million of cure payments made in connection with assumed and settled executory contracts and leases and $9.9 million for professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process, offset by $2.9 million of interest income earned while the Company is in bankruptcy.

      We used $183.8 million in cash for consolidated operating activities during the year ended December 31, 2002 compared to $310.4 million during the year ended December 31, 2001. The decrease was primarily attributable to a decrease in net loss adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $127.2 million.

Investing Activities

      Consolidated cash used in investing activities was $56.5 million during the year ended December 31, 2003 and consisted primarily of the sale and maturity of investments of $144.2 million, offset by the purchase of investments of $134.2 million, a net change in restricted investments of $26.5 million and the purchase of property and equipment of $44.7 million, offset by the net proceeds from the sale of wireless licenses of $4.7 million.

      Consolidated cash provided by investing activities was $31.5 million during the year ended December 31, 2002 and consisted primarily of the sale and maturity of investments of $255.7 million, offset by the purchase of investments of $260.6 million, the refund of our remaining deposit for Auction 35 of $84.7 million, $38.1 million of proceeds from the sale of Pegaso and the purchase of property and equipment primarily for the improvement of the coverage and capacity of our existing networks of $102.2 million.

Financing Activities

      Consolidated cash used in financing activities during the year ended December 31, 2003 was $4.7 million which primarily consisted of the partial repayment of debt in default.

      Consolidated cash provided by financing activities during the year ended December 31, 2002 was $10.2 million and consisted of cash proceeds from Cricket’s vendor loan facilities of $35.9 million for the purchase of property and equipment and $0.5 million in proceeds from Leap’s issuance of common stock, partially offset by repayments of notes payable and long-term debt of $20.2 million, and $5.9 million in debt financing costs related to the March 2002 amendments to Cricket’s vendor loan facilities.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of long-lived and intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty including, in our case, the uncertainty associated with possible changes in management or direction that may be implemented by the new stockholders or new Board of Directors that will be in place after our emergence from bankruptcy or by the CEO who we expect will be appointed in the near future. Actual results may differ from our estimates. We believe that the following significant accounting policies and estimates involve a higher degree of judgment and complexity than others.

Revenues and Cost Recognition

      For our Cricket business, revenues arise from the sale of wireless services, handsets and accessories. We generate service revenues from monthly service and features including call waiting, caller ID and voicemail, customer’s usage of long distance minutes and directory assistance and certain other fees. Wireless services are generally provided on a month-to-month basis. Revenues from wireless services for customers who pay in advance are recognized as services are rendered and amounts received in advance are recorded as deferred revenue. Revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. Revenues from service plan changes are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of EITF Issue No. 00-21 on July 1, 2003, activation fees are no longer considered a separate unit of accounting and must be allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of our handsets are higher than the total consideration received from the handsets and activation fees, we allocate the activation fees entirely to equipment revenues and recognize the activation fees when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks.

      We record sales incentives offered without charge to customers, including discounts, coupons and rebates, and volume-based sales incentives offered to our third-party dealers and distributors, as a reduction in revenue and as a liability when the related service or equipment revenue is recognized, based on estimates of the amounts ultimately expected to be paid or refunded to our customers and third-party dealers and distributors. We believe we have sufficient, relevant history to reliably estimate the liability for sales incentives. However, if the amount of future sales incentives could not be reasonably estimated, we would be required to recognize a liability for the maximum potential amount of the sales incentive.

      Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when customers activate service. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by us and are recognized as equipment revenues when customers activate service. Customers have limited rights to return handsets and accessories based on time and/or usage. For our stores, handset returns are accepted within 30 days of purchase or 30 minutes of usage, whichever occurs first. The return policies of our third-party dealers and distributors are frequently more liberal than ours. Management believes that it can reliably estimate returns upon activation, which historically have been insignificant. We record an estimate for returns of handsets and accessories at the time of recognizing revenue. Handsets sold through our third-party dealers and distributors are subject to a mark-up retained by the third-party dealer or distributor, which is not included in our equipment revenues.

Wireless Licenses

      Wireless licenses are initially recorded at cost (i.e., the purchase price paid for the wireless licenses at the time of acquisition, together with other capitalized costs including legal costs and microwave relocation costs). We have determined that our wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, because the technology that we use to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing our wireless license costs. During the three months ended March 31, 2002, we recorded income tax expense of $15.9 million to increase the valuation allowance related to our deferred tax assets in connection with the adoption of SFAS No. 142. In this regard, because of the uncertainty as to the timing of the reversal of the deferred tax liabilities related to the amortization of wireless licenses for tax purposes, the deferred tax liabilities cannot be used as a source of taxable income to support the realization of a corresponding amount of deferred tax assets.

      The majority of our wireless licenses were acquired with the intention of being built out and operated, although the timing of such buildouts is dependent upon our ability to access additional capital and other factors. Wireless licenses that are not currently used to provide service in our 39 markets may be sold or exchanged for other wireless licenses that may provide us with greater strategic opportunities. Wireless licenses classified as “to be disposed of by sale” are wireless licenses that are part of pending wireless license sales or exchanges that are considered probable of being closed in their current form within one year of the balance sheet dates. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At December 31, 2003 and 2002, wireless licenses to be disposed of by sale or exchange were not significant.

      Our wireless licenses include provisions that require us to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because we obtained many of our wireless licenses from third parties subject to existing coverage requirements, some of the Cricket wireless licenses, with an aggregate carrying value of approximately $44.2 million at December 31, 2003, have initial coverage deadlines in 2004 that we have not yet met. We generally intend to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet satisfied the minimum coverage requirement before the deadline. Generally, however, we are not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses with an aggregate carrying value of approximately $209,000 have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed us that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. We estimate that it could cost up to $5.4 million to meet the coverage requirements for the Cricket wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). We cannot assure you that we will be able to satisfy the coverage requirements or sell or transfer our wireless licenses for which we have not yet met the minimum coverage requirements before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in our consolidated financial statements regarding the potential inability to satisfy the coverage requirements for wireless licenses that expire in 2004. Any subsequent expiration of these wireless licenses could have a material adverse effect on our consolidated financial position and results of operations.

Impairment of Indefinite-Lived Intangible Assets

      As required by SFAS No. 142, we assess potential impairment to our indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We have chosen to conduct our annual test for impairment during the fourth quarter. When the fair value of an asset is less than its carrying value, an impairment loss is recognized. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Our estimates of the fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

      In connection with the confirmation hearings for the Plan of Reorganization before the Bankruptcy Court, at the request of the Bankruptcy Court and in response to strong opposition to our proposed Plan of Reorganization from a large equity holder who argued that the fair value of our wireless licenses was substantially greater than their carrying value, we hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses to provide management with a current estimate of the fair value of our wireless licenses and to testify as an expert witness in our bankruptcy proceedings. After reviewing the valuation report from this expert, management determined that it was appropriate to assess the potential impairment of our wireless licenses as of June 30, 2003, in accordance with SFAS No. 142.

      In developing its valuation, the firm we engaged utilized a market-based approach. The firm considered current market conditions, including information on recently announced wireless license sale transactions, the strategic significance of our wireless licenses to potential acquirers, the size of the markets covered by our wireless licenses, the amount of spectrum included in each wireless license and the availability of spectrum from other sellers in the markets covered by such wireless licenses. The firm’s valuation assumed that our licenses would be sold in an orderly manner between a willing seller and a willing buyer rather than in a liquidation or forced sale scenario.

      In its valuation report, the firm noted that market conditions for wireless licenses were weak and that recent wireless license sale transactions had been arranged at large discounts to the prices for comparable licenses auctioned by the FCC in Auction 35, which concluded more than two and one-half years prior to the date at which the firm valued our wireless licenses. The report also stated that significant amounts of spectrum were for sale and that the pool of potential buyers was generally limited to national and regional carriers with highly specific needs. In addition, the firm’s report noted that there was a significant lack of debt financing available for the build-out of new markets, and that the national and regional carriers were generally focused on improving their balance sheets and were generally deferring opportunities to acquire spectrum to fill expected future needs.

      In preparing its valuation, the firm analyzed the market for each of our licenses and, based on its analysis, estimated the value of each license at a discount to the winning net bids in Auction 35 for license(s) covering the same market or, if licenses for the same market were not included in Auction 35, at a discount to the average of the winning net bids in Auction 35 for wireless licenses covering markets of comparable size. These discounts generally ranged from approximately 18% to 90% of comparable winning net bids in Auction 35. In the aggregate, the firm’s valuation of our wireless licenses implied a discount to Auction 35 values of approximately 70%.

      Based upon our review of the information available to us, including the valuation report referenced above, management concluded that the carrying value of our wireless licenses was $171.1 million greater than their fair value at June 30, 2003. As a result, we recorded an impairment charge of $171.1 million during the three months ended June 30, 2003, to reduce the carrying value of our wireless licenses.

      As of December 31, 2003, we performed our annual impairment analysis of our wireless licenses in accordance with SFAS No. 142. In connection with this analysis, management obtained an assessment of the fair value of our wireless licenses as of December 31, 2003, from the brokerage firm referenced above. The firm considered wireless license transactions occurring subsequent to June 30, 2003 and current market conditions. The firm concluded that as of December 31, 2003, no events had occurred that would result in a change in the fair value of our wireless licenses from the valuation contained in the firm’s previous report referenced above. Based upon its review of the information available to it, management concluded that the fair value of our wireless licenses was equal to or greater than their carrying value at December 31, 2003.

      We previously adopted EITF Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

      The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our wireless licenses in the future as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the approach required by the impairment analysis under SFAS No. 142.

Impairment of Long-Lived Assets

      We assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      At June 30, 2003, as a result of our impairment of our indefinite-lived intangible assets, management determined that it was appropriate to assess the potential impairment of our long-lived assets in accordance with SFAS No. 144. Because our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compared our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets. The total undiscounted future cash flows, excluding interest, exceeded the total carrying value of our long-lived assets and indefinite-lived assets at the date tested. As a result, our long-lived assets were not deemed to be impaired at that date. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in a substantial non-cash impairment charge related to our long-lived assets.

      The outcome of our Chapter 11 proceedings will likely also adversely affect the carrying value of our long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the approach required by the impairment analysis under SFAS No. 144. We expect the fair value of our long-lived assets in fresh start reporting to be substantially less than their carrying value at December 31, 2003.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We adopted SFAS No. 143 on January 1, 2003 and performed an analysis of our potential liability for costs related to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which our network assets are located, based on historical experience of such costs incurred by us. Based on this analysis, management determined that the liability and related costs were not significant to our consolidated financial position or our results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized at its fair value when the liability has been incurred, and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF Issue No. 94-3, certain exit costs were accrued upon management’s commitment to an exit plan, which was generally before an actual liability had been incurred. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

      In November 2002, the EITF issued Issue No. 00-21. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. In connection with the adoption of EITF Issue No. 00-21, activation fees are no longer considered a separate unit of accounting and must be allocated to the other elements of a multiple element arrangement on a relative fair value basis. Because the fair value of our handsets is higher than the total consideration received from the handset and activation fees, we allocate the activation fees entirely to equipment revenues and recognize the activation fees when received. We adopted EITF Issue No. 00-21 as of July 1, 2003 and, as a result, during the year ended December 31, 2003, we recognized $9.6 million of equipment revenue for activation fees that would have been deferred and recognized as service revenue over a 12 month period if we had not adopted EITF Issue No. 00-21.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We currently do not maintain significant guarantees that fall within the scope of FIN No. 45. Therefore, the adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” and in December 2003, a revised interpretation was issued (FIN No. 46-R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We do not have any interests that would change our current reporting entity or require additional disclosure outlined in FIN No. 46.

Presentation of Foreign Wireless Operating Companies

      Until the fourth quarter of 2001, we accounted for our interest in Pegaso under the equity method of accounting. In the fourth quarter of 2001, Leap discontinued its use of the equity method of accounting for Pegaso and ceased recognizing its share of Pegaso’s losses because its investment in and loans to Pegaso had been reduced to zero. On September 10, 2002, we sold our remaining 20.1% interest in Pegaso. We have recognized our share of net earnings or losses of our foreign operating companies on a three-month lag.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our variable rate long-term debt ceased accruing interest as of the Petition Date as a result of the our Chapter 11 filings. Payments of principal and interest due under the variable rate long-term debt are generally stayed during the pendency of the Chapter 11 proceedings.

      Hedging Policy. We have entered into interest rate cap agreements designed to fix or limit a portion of the interest cost to Cricket (and the Leap subsidiaries that guarantee the senior secured vendor credit facilities). However, these credit facilities ceased accruing interest on the Petition Date. These interest rate cap agreements are accounted for at fair value and had no carrying value at December 31, 2003. The interest rate cap agreements do not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on April 13, 2003, the Company and substantially all of its subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, and are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court. The uncertainties inherent in the bankruptcy process and the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 142 and 144 as of January 1, 2002.

PricewaterhouseCoopers LLP

San Diego, California

April 14, 2004

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

Assets
Cash and cash equivalents	$84,070	$100,860
Short-term investments	65,811	80,205
Restricted cash, cash equivalents and short-term investments	55,954	25,922
Funds distributed to Leap Creditor Trust (Note 2)	67,800	—
Inventories	17,680	30,403
Other current assets	39,145	28,504

Total current assets	330,460	265,894
Property and equipment, net	817,075	1,106,856
Wireless licenses, net	560,056	729,200
Other assets	49,252	61,752

Total assets	$1,756,843	$2,163,702

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$64,485	$85,358
Amounts payable to equipment vendors	—	55,077
Debt in default (Note 7)	74,112	2,209,984
Other current liabilities	68,952	59,895

Total current liabilities not subject to compromise	207,549	2,410,314
Other long-term liabilities	55,157	50,174

Total liabilities not subject to compromise	262,706	2,460,488
Liabilities subject to compromise (Note 6)	2,387,493	—
Commitments and contingencies (Notes 2 and 11)
Stockholders’ deficit:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,704,224 and 58,704,189 shares issued and outstanding at December 31, 2003 and 2002, respectively	6	6
Additional paid-in capital	1,156,410	1,156,379
Unearned stock-based compensation	(421)	(986)
Accumulated deficit	(2,048,431)	(1,450,994)
Accumulated other comprehensive loss	(920)	(1,191)

Total stockholders’ deficit	(893,356)	(296,786)

Total liabilities and stockholders’ deficit	$1,756,843	$2,163,702

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Service revenues	$643,566	$567,694	$215,917
Equipment revenues	107,730	50,781	39,247

Total revenues	751,296	618,475	255,164

Operating expenses:
Cost of service (exclusive of items shown separately below)	(199,987)	(181,404)	(94,510)
Cost of equipment	(172,235)	(252,344)	(202,355)
Selling and marketing	(86,223)	(122,092)	(115,222)
General and administrative	(162,378)	(185,915)	(152,051)
Depreciation and amortization	(300,243)	(287,942)	(119,177)
Impairment of indefinite-lived intangible assets	(171,140)	(26,919)	—
Impairment of long-lived assets	(24,054)	(16,323)	—

Total operating expenses	(1,116,260)	(1,072,939)	(683,315)
Gains on sale of wireless licenses	4,589	364	143,633

Operating loss	(360,375)	(454,100)	(284,518)
Equity in net loss of unconsolidated wireless operating company	—	—	(54,000)
Interest income	779	6,345	26,424
Interest expense (contractual interest expense was $257.5 million for the year ended December 31, 2003)	(83,371)	(229,740)	(178,067)
Foreign currency transaction gains (losses), net	—	50	(1,257)
Gain on sale of unconsolidated wireless operating company	—	39,518	—
Other income (expense), net	(176)	(3,051)	8,443

Loss before reorganization items and income taxes	(443,143)	(640,978)	(482,975)
Reorganization items, net	(146,242)	—	—

Loss before income taxes	(589,385)	(640,978)	(482,975)
Income taxes	(8,052)	(23,821)	(322)

Net loss	$(597,437)	$(664,799)	$(483,297)

Basic and diluted net loss per common share	$(10.19)	$(14.91)	$(14.27)

Shares used in per share calculations:
Basic and diluted	58,604	44,591	33,861

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(597,437)	$(664,799)	$(483,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	300,243	287,942	119,177
Gain on sale of unconsolidated wireless operating company	—	(39,518)	—
Equity in net loss of and write-down of investments in unconsolidated wireless operating company	166	—	54,000
Interest accrued to loans receivable and payable, net	82,010	194,761	129,266
Non-cash compensation	243	2,051	5,462
Gains on sale of wireless licenses	(4,589)	(364)	(143,633)
Reorganization items, net	146,242	—	—
Change in deferred tax liability	7,713	(22,772)	—
Long-lived asset impairment charge	24,054	16,323	—
Indefinite-lived intangible asset impairment charge	171,140	26,919	—
Other	—	993	(6,543)
Changes in assets and liabilities, net of effects of acquisitions:
Inventories	12,723	14,935	(36,306)
Other assets	(5,910)	(5,675)	(14,331)
Accounts payable and accrued liabilities	24,575	(62,338)	90,058
Other liabilities	(1,611)	67,726	(24,267)

Net cash provided by (used in) operating activities before reorganization activities	159,562	(183,816)	(310,414)
Net cash used for reorganization activities	(115,129)	—	—

Net cash provided by (used in) operating activities	44,433	(183,816)	(310,414)

Investing activities:
Purchase of property and equipment	(44,671)	(102,181)	(214,313)
Loans to unconsolidated wireless operating company	—	—	(20,542)
Acquisitions, net of cash acquired	—	—	(2,900)
Purchase of and deposits for wireless licenses	—	—	(243,039)
Refund of deposits for wireless licenses	—	84,731	—
Net proceeds from sale of wireless licenses	4,722	380	142,173
Net proceeds from sale of unconsolidated wireless operating company	—	38,069	—
Sale and repayment of note receivable	—	—	108,138
Purchase of investments	(134,245)	(260,615)	(198,744)
Sale and maturity of investments	144,188	255,735	320,437
Restricted investments, net	(26,525)	15,345	26,799
Other	—	—	(3,468)

Net cash provided by (used in) investing activities	(56,531)	31,464	(85,459)

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	35,897	217,064
Repayment of loans payable to banks, notes payable and long-term debt	(4,742)	(20,178)	(88,350)
Issuance of common stock, net	50	463	171,260
Payment of debt financing costs	—	(5,949)	—

Net cash provided by (used in) financing activities	(4,692)	10,233	299,974

Net decrease in cash and cash equivalents	(16,790)	(142,119)	(95,899)
Cash and cash equivalents at beginning of year	100,860	242,979	338,878

Cash and cash equivalents at end of year	$84,070	$100,860	$242,979

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive
			Paid-In	Stock-Based	Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

Balance at December 31, 2000	28,348,694	$3	$893,401	$(10,019)	$(302,898)	$2,771	$583,258
Components of comprehensive loss:
Net loss	—	—	—	—	(483,297)	—	(483,297)
Foreign currency translation adjustment	—	—	—	—	—	(1,171)	(1,171)
Unrealized holding losses on investments, net	—	—	—	—	—	(168)	(168)

Total comprehensive loss	—	—	—	—	—	—	(484,636)

Issuance of common stock:
Equity placements	5,085,732	—	167,420	—	—	—	167,420
Warrants exercised	89,345	—	—	—	—	—	—
Employee stock options and benefit plans	677,359	1	4,233	—	—	—	4,234
Acquisitions	2,778,534	—	82,702	—	—	—	82,702
Unearned stock-based compensation	—	—	1,119	(1,119)	—	—	—
Amortization of stock-based compensation	—	—	(538)	6,000	—	—	5,462

Balance at December 31, 2001	36,979,664	4	1,148,337	(5,138)	(786,195)	1,432	358,440
Components of comprehensive loss:
Net loss	—	—	—	—	(664,799)	—	(664,799)
Foreign currency translation adjustment	—	—	—	—	—	(1,449)	(1,449)
Unrealized holding losses on investments, net	—	—	—	—	—	(1,174)	(1,174)

Total comprehensive loss	—	—	—	—	—	—	(667,422)

Issuance of common stock:
Arbitration award	21,020,431	2	8,658	—	—	—	8,660
Employee stock options and benefit plans	704,094	—	2,967	—	—	—	2,967
Unearned stock-based compensation	—	—	(3,583)	3,583	—	—	—
Amortization of stock-based compensation	—	—	—	569	—	—	569

Balance at December 31, 2002	58,704,189	6	1,156,379	(986)	(1,450,994)	(1,191)	(296,786)
Components of comprehensive loss:
Net loss	—	—	—	—	(597,437)	—	(597,437)
Unrealized holding gains on investments, net	—	—	—	—	—	271	271

Total comprehensive loss	—	—	—	—	—	—	(597,166)

Issuance of common stock:
Stock issued to employees	35	—	—	—	—	—	—
Employee stock options and benefit plans	—	—	353	—	—	—	353
Unearned stock-based compensation	—	—	(322)	322	—	—	—
Amortization of stock-based compensation	—	—	—	243	—	—	243

Balance at December 31, 2003	58,704,224	$6	$1,156,410	$(421)	$(2,048,431)	$(920)	$(893,356)

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in Cricket’s wireless communications business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket Companies.” As of December 31, 2003, the Company provided wireless service in 39 markets.

Note 2.	Liquidity and Capital Resources

      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”) (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). These entities comprise substantially all of the operations of the Company. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

      The Company’s Chapter 11 filings, combined with its cumulative net losses, raise substantial doubt about its ability to continue as a going concern.

Chapter 11 Proceedings Under the Bankruptcy Code

Plan of Reorganization

      On July 30, 2003, the debtors filed their Fifth Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and the accompanying Disclosure Statement with the Bankruptcy Court. Subsequently, the debtors received sufficient affirmative votes from its creditors to confirm the Plan of Reorganization, subject to the approval of the Bankruptcy Court.

      On October 22, 2003, the Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization, including certain technical amendments thereto. Upon satisfaction of the conditions precedent to effectiveness of the Plan of Reorganization, including receipt of all required regulatory approvals from the Federal Communications Commission (the “FCC”) for the transfer of wireless licenses associated with the change of control that will occur upon the Company’s emergence from bankruptcy (which approvals must be in form and substance reasonably acceptable to the informal committee of Cricket’s senior secured vendor debtholders), the Company will emerge from Chapter 11. However, there can be no assurance that the conditions precedent to effectiveness of the Plan of Reorganization will be satisfied or that the Plan of Reorganization will become effective on a timely basis.

      It may take several months from the filing date of this report to obtain FCC approval of the change of control of its wireless licenses that will occur when it emerges from bankruptcy. If the FCC determines in connection with its review of the Company’s proposed change of control that it will no longer be qualified to hold C-Block and F-Block licenses under applicable FCC rules or that it will not be entitled to the benefits afforded to a “small business” or “very small business” when it emerges from bankruptcy: (1) the Company may forfeit its right to continue to own its C-Block and F-Block licenses for which it has not then met the

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FCC’s minimum coverage requirements; (2) the Company’s $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) the Company may be required to pay approximately $2-$4 million of unjust enrichment penalties. The carrying value of the C-Block and F-Block licenses for which the Company has not yet met the minimum coverage requirement is approximately $33.3 million. The Company expects that the FCC will approve the proposed transfer of control of its wireless licenses. However, there can be no assurance that the FCC will grant such approval or will determine that the Company will remain qualified to hold C-Block and F-Block licenses upon its emergence from bankruptcy or that it will otherwise avoid acceleration of its FCC indebtedness or other “unjust enrichment” penalties.

      The Plan of Reorganization implements a comprehensive financial reorganization that significantly reduces the Company’s outstanding indebtedness. In connection with the Plan of Reorganization, the Company’s current long-term debt will be reduced from a book value of more than $2.4 billion to a principal amount of approximately $426.7 million as of the effective date of the Plan of Reorganization. Following is a summary of the material terms of the Plan of Reorganization.

      On November 3, 2003 (the “Initial Distribution Date”) or shortly thereafter:

•	Holders of allowed general unsecured claims against Leap, including the holders of Leap’s 12.5% senior notes (“Senior Notes”) and 14.5% senior discount notes (“Senior Discount Notes”), received, on a pro rata basis, beneficial interests in a creditor trust (the “Leap Creditor Trust”). The initial trustee for the beneficiaries of the Leap Creditor Trust is U.S. Bank National Association.

•	Leap transferred $67.8 million to the Leap Creditor Trust. The amount transferred has been classified as an asset in the Company’s consolidated financial statements because it generally will be used to discharge general unsecured claims against Leap. This amount consisted of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments less a reserve for administrative claims and priority claims in an aggregate amount of approximately $16 million (which amount was agreed upon by the debtors and the Official Unsecured Creditors’ Committee of Leap prior to the Initial Distribution Date). At December 31, 2003, Leap had $13.8 million of cash, cash equivalents and short-term investments, all of which were classified as restricted in the accompanying consolidated financial statements.

•	In May and November 2003, Leap paid approximately $14.1 million and $221,000, respectively, of restricted cash that secured Leap’s obligations under its Senior Notes to the indenture trustee for the holders of the Senior Notes for distribution to such holders, as permitted by an order of the Bankruptcy Court.

•	The Plan of Reorganization implemented the settlements and releases of all intercompany claims among the debtors, as well as the settlements and releases by the debtors, their estates, the holders of Leap general unsecured claims, the Official Unsecured Creditors’ Committee of Leap, the current and former holders of Cricket’s senior secured vendor debt (and the administrative agents under such facilities), and the informal committee of holders of Cricket senior secured vendor debt of all litigation claims that have been or may be asserted or filed by any debtor related to (1) transfers of cash or property from Leap to non-Leap debtors or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents or any other holder of a claim or interest in a non-Leap debtor, or (2) the failure to transfer cash or property from Leap to any non-Leap debtor or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents, or any other holder of a claim or interest in a non-Leap Debtor. These releases are set forth in Section 5.05 of the Plan of Reorganization.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the following will occur on the effective date of the Plan of Reorganization:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan of Reorganization.

•	The holders of Cricket’s senior secured vendor debt claims will receive, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date, as well as new senior secured pay-in-kind notes with an aggregate face value of $350.0 million.

•	Reorganized Leap will: (1) issue and transfer to the Leap Creditor Trust 3.5% of the issued and outstanding shares of new Leap common stock as of the effective date, for distribution to holders of allowed Leap general unsecured claims, on a pro rata basis; and (2) transfer to the Leap Creditor Trust other assets specified in the Plan of Reorganization which are to be liquidated by the Leap Creditor Trust with the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. These other assets include a note receivable of $35.0 million that is currently in dispute with Endesa, S.A. (“Endesa”) (Note 11), nine wireless licenses with a book value of approximately $914,000 at December 31, 2003, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at December 31, 2003, certain causes of action and reimbursement of cash deposits previously made by Leap for contracts that have been assumed by reorganized Leap in connection with the bankruptcy proceedings.

•	The executory contracts and unexpired leases that are being assumed by the reorganized debtors in connection with the Plan of Reorganization generally will be assumed as of the effective date of the Plan of Reorganization. Reorganized Cricket will pay all cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims. Holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, will be cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $739.2 million net book value of debt outstanding under Leap’s Senior Notes, Senior Discount Notes, the note payable to GLH, Inc. (“GLH”) and the Qualcomm Incorporated (“Qualcomm”) term loan. See Note 7.

      Also on the effective date of the Plan of Reorganization, Leap, Cricket and their subsidiaries will undertake certain restructuring transactions intended to streamline their corporate structure. As a result, reorganized Cricket will own 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies, and reorganized Leap will own 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries.

      Following the effective date of the Plan of Reorganization, after satisfaction of all allowed administrative claims and allowed priority claims against Leap, any remaining cash held in reserve by Leap will be distributed to the Leap Creditor Trust. If any assets pledged to the Leap Creditor Trust are converted to cash after the Initial Distribution Date but prior to the effective date of the Plan of Reorganization, the cash proceeds will be transferred to the Leap Creditor Trust as soon as practicable after such conversion to cash, even though the effective date under the Plan of Reorganization has not yet occurred.

      The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court, including the Plan of

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reorganization and the accompanying Disclosure Statement, which were filed as Exhibits 2.1 and 2.2, respectively, to Leap’s Current Report on Form 8-K dated July 30, 2003, as amended by Amendment No. 1 thereto. The Disclosure Statement also includes detailed information about the Plan of Reorganization.

      If the Plan of Reorganization does not become effective by October 22, 2004, the anniversary of the confirmation of the Plan of Reorganization, then upon notification by the Company to the Bankruptcy Court, the confirmation order will be vacated, no additional distributions will be made under the Plan of Reorganization, and the Company and the holders of all claims against the debtors will be restored to their status as of the day immediately preceding the confirmation of the Plan of Reorganization, except: (1) the holders of claims against Leap and the Leap Creditor Trust generally will be allowed to retain all assets distributed to them prior to the notice to the Bankruptcy Court; (2) the Leap Creditor Trust will retain its right to receive a distribution equal in value to the 3.5% of new Leap common stock it was to receive under the Plan of Reorganization; and (3) the debtors and their creditors shall be entitled to the benefit of the settlements and releases of intercompany claims and certain litigation claims contemplated by the Plan of Reorganization. If the Plan of Reorganization does not become effective, Cricket’s senior secured vendor creditors may seek to foreclose on the assets of the Cricket Companies that have been pledged to secure the obligations under such facilities (with any such foreclosure subject to approval of the Bankruptcy Court), and Leap and its subsidiaries may be forced to liquidate under the applicable provisions of the United States Bankruptcy Code.

      The Company and the informal committee of Cricket’s senior secured vendor debtholders have agreed, pursuant to Section 8.05(e) of the Plan of Reorganization, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including an estimated $55 million of cure payments in connection with assumed executory contracts and leases, and (2) allowed priority claims against the Cricket Companies through the effective date of the Plan of Reorganization. As of December 31, 2003, the Company had paid approximately $40 million of cure payments to satisfy the administrative claims of vendors whose contracts were assumed by the Company in the bankruptcy proceedings, and approximately $30 million of the $70.1 million reserve remained which is included in restricted cash, cash equivalents and short-term investments in these consolidated financial statements. The Company’s estimate of cure payments could vary materially after it has finally negotiated or resolved any disputed amounts.

Accounting Under Chapter 11

      As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As a result, the Company immediately expensed debt discounts and debt issuance costs totaling $174.1 million related to its debt in default, subject to compromise upon confirmation of its Plan of Reorganization. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, as of the Petition Date the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for pre-petition debt that is subject to compromise, which include its Senior Notes, Senior Discount Notes, senior secured vendor credit facilities, the note payable to GLH and the Qualcomm term loan.

      The Company expects that, upon the effective date of the Plan of Reorganization, it will implement fresh start reporting under the provisions of SOP 90-7, because the reorganization value of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation are expected to receive none of the voting shares of the emerging entity on a non-temporary basis. Under fresh start reporting the

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s reorganization value will be allocated to the fair value of its assets, the Company’s liabilities will be stated at present values of amounts to be paid, the Company’s accumulated deficit will be eliminated, and the Company’s new equity will be issued according to the Plan of Reorganization.

      The Company’s financial advisor, UBS Securities LLC, prepared a valuation, dated as of July 17, 2003, of the Company’s enterprise value assuming that the effective date of the Plan of Reorganization would be September 30, 2003. That analysis estimated the enterprise value of the reorganized Company at approximately $560 million to $683 million. This enterprise value may change prior to the actual effective date of the Plan of Reorganization.

      As part of fresh start reporting, the enterprise value may be used to calculate the reorganization value of the Company. Reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Due to their magnitude and complexity, the fair value of certain assets including property and equipment and wireless licenses, will be determined with the assistance of independent valuation experts.

      The Company anticipates that the implementation of fresh start reporting will have a material effect on its consolidated financial statements. As a result, the consolidated financial statements that the Company publishes for periods following the effective date of the Plan of Reorganization will not be comparable with those published before such plan is effective.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Due to the difficulty in obtaining timely financial information from its foreign subsidiaries, the Company has recognized its share of net earnings or losses of such foreign companies on a three-month lag. The Company has continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis while in bankruptcy because Leap and each of its subsidiaries that has filed for bankruptcy continues to manage its properties and operate its business as a debtor-in-possession; management expects, and the Plan of Reorganization contemplates, that Leap will remain the ultimate parent of each of its subsidiaries (subject to a creditor’s foreclosure on the stock of one subsidiary and to any merger among subsidiaries); Leap has the power to elect or cause the election of the Board of Directors of each of its subsidiaries during the course of the bankruptcy; and, except for assets to be transferred to the Leap Creditor Trust, management expects that Leap and its subsidiaries will retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.

Use of Estimates in Financial Statement Preparation

      The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty including, in the case of the Company, the uncertainty associated with possible changes in management or direction that may be implemented by the new stockholders or new Board of Directors that will be in place after the Company’s emergence from bankruptcy or by the CEO who management expects will be appointed in the near future. Actual results could differ from management’s estimates.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reorganization Items

      Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filings and are presented separately in the consolidated statements of operations. For the year ended December 31, 2003, reorganization items consisted of $174.1 million related to the adjustment of the Company’s liabilities subject to compromise to their expected allowed amounts and $12.1 million of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process, partially offset by $34.8 million of debt forgiveness income from the settlement of certain pre-petition liabilities, $2.3 million of income from the reversal of certain pre-petition liabilities related to contracts rejected in bankruptcy, and $2.9 million of interest income earned while the Company is in bankruptcy.

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Revenues from wireless services for customers who pay in advance are recognized as services are rendered and amounts received in advance are recorded as deferred revenue. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, activation fees are no longer considered a separate unit of accounting and must be allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

      Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold to third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by the Company and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2003, the Company’s cash and cash equivalents consisted of deposits with banks and investments in money market accounts, commercial paper and U.S. government securities. The Company has not experienced any losses on its cash and cash equivalents.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

      Restricted investments at December 31, 2003 consisted of amounts that the Company has set aside to satisfy allowed administrative claims and allowed priority claims against the Company through the effective date of the Plan of Reorganization, investments in money market accounts that have been pledged to secure operating obligations, and at December 31, 2002 also consisted of U.S. government debt securities that were pledged to provide for the payment of interest on long-term notes. At December 31, 2003 and 2002, the Company’s non-restricted investments consisted of government fixed income securities, commercial paper and corporate fixed income securities. While it is the Company’s general intent to hold such securities until maturity, management may occasionally sell particular securities prior to maturity. As such, investments are classified as available-for-sale and stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on debt and equity securities. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference.

Inventories

      Inventories consist of handsets and accessories not yet placed into service and end units designated for the replacement of damaged customer handsets, and are stated at the lower of cost or market using the first-in, first-out method.

Investments in Unconsolidated Wireless Operating Companies

      The Company uses the equity method to account for investments in corporate entities in which it exercises significant influence but does not control. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company’s investees are adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company’s equity in the net assets of the investee. Due to the difficulty in obtaining timely financial information from its foreign investees, the Company has recorded its share of the net earnings or losses of such foreign investees on a three-month lag.

Derivatives

      The Company’s credit agreements with its equipment vendors require it to maintain interest rate cap agreements so that 50% of the Cricket Companies’ debt either bears interest at a fixed rate or is covered by the interest rate cap agreements. These instruments are accounted for at fair value and had no carrying value at December 31, 2003. Changes in the fair value are recorded in interest expense in the consolidated results of operations. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under interest rate cap agreements are recorded as a reduction of interest expense.

Property and Equipment

      Property and equipment are initially recorded at cost. Additions and improvements, including labor costs, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. The estimated useful lives are five to seven years for network infrastructure assets, three to five years for computer hardware and software, and three to seven

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $0 and $2.4 million of interest to property and equipment during the years ended December 31, 2003 and 2002, respectively.

Wireless Licenses

      Wireless licenses are initially recorded at cost. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” because the technology that the Company uses to provide wireless service is not expected to change significantly in the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Therefore, upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its wireless license costs. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At December 31, 2003 and 2002, wireless licenses to be disposed of by sale or exchange were not significant.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, generally 20 years. In connection with the adoption of SFAS No. 142, the Company ceased amortization of its goodwill effective January 1, 2002. Other long-lived intangible assets consist primarily of acquired technology and were being amortized on a straight-line basis over their estimated useful lives of generally three years. At December 31, 2003 and 2002, the Company had no goodwill or long-lived intangible assets.

Impairment of Indefinite-Lived Intangible Assets

      The Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company has chosen to conduct its annual test for impairment during the fourth quarter. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

      In connection with the confirmation hearings for the Plan of Reorganization, the Company hired a brokerage firm with substantial experience in transactions related to sales and valuations of wireless licenses to provide management with a current estimate of the fair value of the Company’s wireless licenses and to testify as an expert witness in the Company’s bankruptcy proceedings. After receiving the valuation report from this expert, management determined that it was appropriate to assess the potential impairment of the Company’s wireless licenses as of June 30, 2003 in accordance with SFAS No. 142.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In developing its valuation, the firm engaged by the Company utilized a market-based approach. The firm considered current market conditions, including information on recently announced wireless license sale transactions, the strategic significance of the Company’s wireless licenses to potential acquirers, the size of the markets covered by the Company’s wireless licenses, the amount of spectrum included in each wireless license and the availability of spectrum from other sellers in the markets covered by such wireless licenses. The firm’s valuation assumed that the Company’s licenses would be sold in an orderly manner between a willing seller and a willing buyer rather than in a liquidation or forced sale scenario.

      In its valuation report, the firm noted that market conditions for wireless licenses were weak and that recent wireless license sale transactions had been arranged at large discounts to the prices for comparable licenses auctioned by the FCC in Auction 35, which concluded more than two and one-half years prior to the date at which the firm valued the Company’s wireless licenses. The report also stated that significant amounts of spectrum were for sale and that the pool of potential buyers was generally limited to national and regional carriers with highly specific needs. In addition, the firm’s report noted that there was a significant lack of debt financing available for the build-out of new markets, and that the national and regional carriers were generally focused on improving their balance sheets and were generally deferring opportunities to acquire spectrum to fill expected future needs.

      In preparing its valuation, the firm analyzed the market for each of the Company’s licenses and, based on its analysis, estimated the value of each license at a discount to the winning net bids in Auction 35 for license(s) covering the same market or, if licenses for the same market were not included in Auction 35, at a discount to the average of the winning net bids in Auction 35 for wireless licenses covering markets of comparable size. These discounts generally ranged from approximately 18% to 90% of comparable winning net bids in Auction 35. In the aggregate, the firm’s valuation of the Company’s wireless licenses implied a discount to Auction 35 values of approximately 70%.

      Based upon its review of the information available to it, including the valuation report referenced above, the Company concluded that the carrying value of its wireless licenses was $171.1 million greater than their fair value at June 30, 2003. As a result, the Company recorded an impairment charge of $171.1 million during the three months ended June 30, 2003, to reduce the carrying value of its wireless licenses.

      The Company previously adopted EITF Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that the Company’s wireless licenses should be combined into a single unit of accounting based on management’s belief that the wireless licenses as a group represent the highest and best use of the assets. This belief is based on management’s plans and its belief that it is unlikely that a substantial portion of the wireless licenses will be sold separately.

      The carrying value of the Company’s wireless licenses is likely to be reduced further in the future when the Company implements the fresh start reporting provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of the Company’s wireless licenses than the approach required by the impairment analysis under SFAS No. 142. See the “Accounting Under Chapter 11” subheading of Note 2.

      Because of the existing defaults under the senior secured vendor credit facilities and the fact that Cricket had been unable to raise new funds which would enable it to repay such amounts, the substantial risk that the stock of the Cricket Companies had no value to Leap, and the substantial risk that there would likely be little or no assets or other value available for distribution to the stockholders of Leap, the Company recorded an impairment charge during the year ended December 31, 2002 equal to the remaining goodwill balance of

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$26.9 million. The goodwill related to the Company’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.

      As of December 31, 2003, the Company performed its annual impairment analysis of its wireless licenses in accordance with SFAS No. 142. In connection with this analysis, management obtained an assessment of the fair value of the Company’s wireless licenses as of December 31, 2003, from the brokerage firm referenced above. The firm considered wireless license transactions occurring subsequent to June 30, 2003 and current market conditions. The firm concluded that as of December 31, 2003, no events had occurred that would result in a change in the fair value of the Company’s wireless licenses from the valuation report referenced above. Based upon its review of the information available to it, management concluded that the fair value of the Company’s wireless licenses was equal to or greater than their carrying value at December 31, 2003.

Impairment of Long-Lived Assets

      The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. In accordance with SFAS No. 144, the Company assesses potential impairments to its long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      At June 30, 2003, as a result of the Company’s impairment of its indefinite-lived intangible assets, management determined that it was appropriate to assess the potential impairment of the Company’s long-lived assets in accordance with SFAS No. 144. Because the Company’s long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, management compared the Company’s total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of its long-lived and indefinite-lived assets. The total undiscounted future cash flows, excluding interest, exceeded the total carrying value of the Company’s long-lived assets and indefinite-lived assets at the date tested. As a result, its long-lived assets were not deemed to be impaired at that date. Management’s estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer, and costs per gross additional customer. If the Company does not achieve these metrics and, as a result, does not achieve its planned operating results, this may have a significant adverse effect on its estimated undiscounted future cash flows and may ultimately result in a substantial impairment charge related to its long-lived assets.

      During the years ended December 31, 2003 and 2002, the Company recorded charges of $24.1 million and $16.3 million, respectively, related to the disposal of certain network assets, capitalized costs and related charges associated with cell sites that the Company no longer expects to use in its business.

      The outcome of the Company’s Chapter 11 proceedings will likely also adversely affect the carrying value of its long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the approach required by the impairment analysis under SFAS No. 144. The Company expects the fair value of its long-lived assets in fresh start reporting to be substantially less than their carrying value at December 31, 2003.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Discount and Deferred Financing Costs

      Debt discount and deferred financing costs are amortized and recognized as interest expense under the effective interest method. As of the Petition Date, the Company ceased amortizing its debt discounts and deferred financing costs related to its debt in default subject to compromise and upon confirmation of its Plan of Reorganization immediately expensed debt discounts and debt issuance costs totaling $174.1 million related to its debt in default, subject to compromise in accordance with SOP 90-7 which requires that the Company’s pre-petition liabilities that are subject to compromise be reported at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

Advertising and Promotion Costs

      Advertising and promotion costs, including costs related to the Company’s cooperative advertising programs with its third-party dealers and distributors, are expensed as incurred. Costs of producing advertising are amortized over the expected life of the material produced. Advertising costs totaled $29.6 million, $57.0 million and $63.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

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

      The following table shows the effects on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net loss:
As reported	$(597,437)	$(664,799)	$(483,297)
Add back stock-based compensation expense included in net loss	243	569	6,000
Less net pro forma compensation expense	(10,805)	(17,280)	(47,513)

Pro forma net loss	$(607,999)	$(681,510)	$(524,810)

Diluted net loss per common share:
As reported	$(10.19)	$(14.91)	$(14.27)

Pro forma	$(10.37)	$(15.28)	$(15.50)

Foreign Currency Translation and Transactions

      The Company uses the local currency as the functional currency for all of its international consolidated and unconsolidated operating companies, except where such operating companies operate in highly inflationary economies. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expense items are translated at the average exchange rate prevailing during the period. Resulting unrealized gains and losses are accumulated and reported as other comprehensive

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income or loss. Non-monetary assets and liabilities are translated at historical rates. Resulting remeasurement gains or losses are recognized in results of operations. At December 31, 2003, the Company did not have any international consolidated or unconsolidated operating companies.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003 and performed an analysis of its potential liability for costs related to the retirement of tangible long-lived assets, which principally relate to obligations to remediate property on which the Company’s network assets are located, based on historical experience of such costs incurred by the Company. Based on this analysis, management determined that the liability and related costs were not significant to the Company’s consolidated financial position or its results of operations.

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

      In November 2002, the EITF issued Issue No. 00-21. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. In connection with the adoption of EITF Issue No. 00-21 on July 21, 2003, activation fees are no longer

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considered a separate unit of accounting and must be allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received from the handset and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. The Company adopted EITF Issue No. 00-21 as of July 1, 2003 and, as a result, during the year ended December 31, 2003, it recognized $9.6 million of equipment revenue for activation fees that would have been deferred and recognized as service revenue over a 12 month period if it had not adopted EITF Issue No. 00-21.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently does not maintain significant guarantees that fall within the scope of FIN No. 45. Therefore, the adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” and in December 2003, a revised interpretation was issued (FIN No. 46-R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Financial Instruments

Investments

      Investments at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,

	2003	2002

Short-term Investments:
Commercial paper	$1,130	$34,398
U.S. government securities	64,681	45,807

	$65,811	$80,205

Restricted Cash, Cash Equivalents and Investments:
Bank deposits	$1,773	$1,500
Cash, cash equivalents and short-term investments restricted pursuant to Plan of Reorganization	43,826	—
U.S. government securities	—	14,157
Money market funds	10,355	10,265

	$55,954	$25,922

      As of December 31, 2003, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year, classified as available for sale.

      Available-for-sale securities were comprised as follows at December 31, 2003 and 2002 (in thousands):

		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

2003
Debt securities	$65,975	$209	$(373)	$65,811

2002
Debt securities	$80,287	$182	$(264)	$80,205

Fair Value of Financial Instruments

      The carrying values of certain of the Company’s financial instruments, including cash equivalents and short-term investments, accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. Prior to the Company’s Chapter 11 filings, loans payable to equipment vendors incurred interest at rates that were based on a fixed spread above LIBOR or a bank base rate. The Company ceased accruing interest on loans payable to equipment vendors on the Petition Date. Loans payable to the U.S. government and the note payable to GLH related to purchases of wireless licenses carry fixed rates of interest that approximate fair value. The Company’s Senior Notes and Senior Discount Notes had an aggregate estimated market value of $111.7 million at December 31, 2003, based on quoted market prices, compared to an aggregate carrying value of $729.0 million (Note 7). The Company’s senior secured vendor credit facilities are not widely traded instruments, and therefore, it is not practicable to estimate their fair value.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands)

	December 31,

	2003	2002

Property and equipment, net:
Network infrastructure and leasehold improvements	$1,385,919	$1,359,803
Computer equipment and other	100,031	83,780
Construction-in-progress	24,723	61,329

	1,510,673	1,504,912
Accumulated depreciation	(693,598)	(398,056)

	$817,075	$1,106,856

Accounts payable and accrued liabilities not subject to compromise:
Trade accounts payable	$15,300	$32,870
Accrued payroll and related benefits	9,358	8,851
Other accrued liabilities	39,827	43,637

	$64,485	$85,358

Other current liabilities not subject to compromise:
Accrued taxes	$35,747	$23,219
Deferred revenue	23,532	25,600
Accrued interest	4,502	5,632
Other	5,171	5,444

	$68,952	$59,895

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Information for Wireless Licenses, Goodwill and Other Intangible Assets (in thousands, except per share data)

      The Company did not recognize any amortization expense related to goodwill or wireless licenses during the years ended December 31, 2003 and 2002. A reconciliation of net loss adjusted to exclude amortization expense related to goodwill and wireless licenses assuming adoption of SFAS No. 142 on January 1, 2001 is as follows:

Year Ended
December 31,
2001

Reported net loss	$(483,297)
Goodwill amortization	1,454
Wireless license amortization	4,706

Adjusted net loss	$(477,137)

Basic and diluted net loss per common share:
As reported	$(14.27)

As adjusted	$(14.09)

Basic and diluted shares used in per share calculations	33,861

Supplementary Comprehensive Income Information (in thousands)

      Other comprehensive loss consists of unrealized holding gains (losses) on its investments and foreign currency translation adjustments. The components of accumulated other comprehensive loss were as follows:

	December 31,

	2003	2002	2001

Foreign currency translation adjustments, net of tax of $0	$—	$—	$1,449
Unrealized holding losses on investments, net of tax of $0	(920)	(1,191)	(17)

	$(920)	$(1,191)	$1,432

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Cash Flow Information (in thousands)

	Year Ended December 31,

	2003	2002	2001

Supplementary disclosure of cash flow information:
Cash paid for interest	$18,168	$36,006	$30,307
Cash paid for income taxes	372	774	37,079
Cash paid for (provided by) reorganization activities:
Payment to Leap Creditor Trust	67,800	—	—
Payment for professional fees	9,864	—	—
Cure payments	40,405	—	—
Interest income	(2,940)	—	—
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	—	177,390	566,726
Long-term financing to purchase wireless licenses	—	—	105,920
Debt origination fees financed under long-term debt	—	—	1,253
Issuance of common stock related to purchase price adjustment for wireless licenses (Note 12)	—	8,660	—
Issuance of common stock to purchase wireless licenses	—	—	71,990
Deferred income tax liabilities on purchase of wireless licenses	—	3,690	19,710
Supplementary disclosure of cash used for acquisitions:
Total purchase price	—	—	18,675
Common stock issued	—	—	(10,712)
Liabilities assumed at present value	—	—	(5,063)

Cash used for acquisitions	$—	$—	$2,900

Supplementary Basic and Diluted Net Loss per Common Share Information (in thousands)

      Basic net loss per share and diluted net loss per common share were the same for each of the years ended December 31, 2003, 2002 and 2001. The following shares were not included in the computation of diluted net loss per share as their effect would be antidilutive (in thousands):

	Year Ended December 31,

	2003	2002	2001

Employee stock options	6,935	8,402	8,573
Non-vested restricted stock	86	—	—
Convertible note payable	—	—	240
Senior Note and Senior Discount Note warrants	2,830	2,830	2,830
Qualcomm warrant	3,375	3,375	3,375
Warrant to Chase Telecommunications Holdings	95	95	95

Note 6.	Liabilities Subject to Compromise

      Liabilities subject to compromise refer to liabilities of the Company incurred prior to the Petition Date that are with unrelated parties and, for the intercompany amounts presented in the guarantor subsidiary financial statements included in Note 16, related parties. Substantially all of the Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the consolidated balance sheets. Adjustments to the liabilities subject to compromise may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan of Reorganization, or other events.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the components of liabilities subject to compromise in the Company’s consolidated balance sheet (in thousands):

December 31,
2003

Accounts payable and accrued liabilities	$18,590
Debt in default subject to compromise	2,357,484
Other current liabilities	1,646
Other long-term liabilities	9,773

Total liabilities subject to compromise	$2,387,493

Note 7.	Debt in Default

Debt in Default Subject to Compromise

      Debt in default subject to compromise is summarized as follows (in thousands):

December 31,
2003

12.5% Senior Notes	$224,623
14.5% Senior Discount Notes	504,393
Senior secured vendor credit facilities	1,618,284
Note payable to GLH	8,643
Qualcomm term loan	1,541

$2,357,484

      Amounts presented for the Senior Notes, the note payable to GLH and the Qualcomm term loan include principal and interest accrued through the Petition Date. Amounts presented for the Senior Discount Notes include accreted principal and interest accrued through the Petition Date. Amounts presented for the senior secured vendor credit facilities include principal and interest and fees accrued through the Petition Date.

Units Offering

      As a result of the Company’s Chapter 11 filings, the Company is currently in default under the indenture governing its Senior Notes and Senior Discount Notes, and the obligations under those notes have been accelerated. The Senior Notes and Senior Discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes are stayed during the pendency of the Chapter 11 proceedings.

      In February 2000, the Company completed an offering of 225,000 senior units, each senior unit consisting of one 12.5% Senior Note due 2010 and one warrant to purchase the Company’s common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% Senior Discount Note due 2010 and one warrant to purchase the Company’s common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million were allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants are exercisable for an aggregate of 2,829,854 shares of the Company’s common stock at an exercise

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of $96.80 per share from February 23, 2001 to prior to April 15, 2010. All of these warrants will be cancelled under the Plan of Reorganization.

      Except while the Company is in bankruptcy, interest on the Senior Notes was payable semi-annually and would have begun accruing cash interest on April 15, 2005, with the first semi-annual interest payment due October 15, 2005. Prior to the Company’s Chapter 11 filings, the effective interest rate on the Senior Notes and Senior Discount Notes was 15.8% and 16.3% per annum, respectively. Each Senior Discount Note had an initial accreted value of $486.68 and a principal amount at maturity of $1,000. The notes are guaranteed by Cricket Communications Holdings, Backwire.com, Inc. and Telephone Entertainment Network, Inc. See Note 16. The terms of the notes include certain covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, sell assets, issue or sell stock of some of the Company’s subsidiaries, and effect a consolidation or merger. In addition, the indenture governing the notes contains restrictions that substantially restrict the ability of the Company and its subsidiaries to pay dividends and distributions. These limitations are subject to a number of important qualifications and exceptions contained in the indenture.

      Events of default under the notes included, among others, Leap’s failure to make payments under the notes and certain other debt when due, Leap’s failure to comply with covenants or other provisions of the indenture, an event of default occurred in respect of more than $5.0 million of other indebtedness of Leap or its subsidiaries that resulted in the acceleration of that indebtedness before its maturity, and the bankruptcy or insolvency of Leap or some of its subsidiaries. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes would become immediately due and payable. No event of default under the notes existed until Leap filed for bankruptcy.

Vendor Financing Agreements

      Cricket had entered into purchase agreements and credit facilities with each of Lucent Technologies Inc. (“Lucent”), Nortel Networks Inc. (“Nortel”) and Ericsson Credit AB and an affiliate (“Ericsson”) for the purchase of network infrastructure products and services and the financing of these purchases plus interest expense and other costs and origination and commitment fees related to the credit facilities. As a result of the Chapter 11 filings, the indebtedness under these facilities has been accelerated. The Company is currently in default under each of its senior secured vendor credit facilities, and therefore, Lucent, Nortel and Ericsson have terminated their commitments under their credit agreements with Cricket. To date, the senior secured vendor credit facility lenders have not exercised any other material creditor remedies under the senior secured vendor credit facilities including the right to foreclose on the collateral pledged to secure the outstanding loans, which includes all of the stock and personal property assets of the Cricket Companies (other than the stock of Cricket Communications Holdings), subject to the requisite approval of the Bankruptcy Court. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and the purchase agreements have been stayed during the pendency of the Chapter 11 proceedings.

      During the fourth quarter of 2003, Cricket assumed its system equipment purchase agreements with each of Lucent, Nortel and Ericsson as permitted by applicable bankruptcy law, reached settlement agreements with these suppliers concerning amounts owed by the Company, paid approximately $22.3 million to satisfy their unsecured obligations and recognized $27.8 million of gain on favorable settlements which is included in reorganization items, net in the consolidated statement of operations. The settlement agreements with Lucent, Nortel and Ericsson were executed and approved by the Bankruptcy Court in the fourth quarter of 2003. The settlement agreements include provisions for (i) the continuation of the respective system equipment purchase agreements with Lucent, Nortel and Ericsson, (ii) the continued provision of equipment and services pursuant

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to such system equipment purchase agreements, as amended, (iii) mutual releases of certain claims between the parties, and (iv) certain modifications to the Lucent and Ericsson system equipment purchase agreements.

      The obligations under the credit agreements are secured by all of the stock of Cricket, its subsidiaries and the stock of each subsidiary of Leap that holds wireless licenses used in Cricket Communications’ business, and all of their respective personal property assets. In addition, in connection with its orders permitting Cricket to use the cash that had been pledged as collateral to secure Cricket’s obligations under the senior secured credit agreements to operate its business, the Bankruptcy Court generally granted the senior secured credit agreement lenders a security interest in all of Cricket’s assets. The amount of this additional security interest is equal to any reduction after the Petition Date in the value of the collateral pledged to such lenders as of the Petition Date less the amount of any cash collateral used to pay fees and expenses to such lenders or professionals retained by such lenders.

      Except while the Company is in bankruptcy, borrowings under each of the credit facilities accrued interest at a rate equal to LIBOR plus 3.5% to 4.25% or a bank base rate plus 2.5% to 3.25%, in each case with the specific rate based on the ratio of total indebtedness to EBITDA, as defined in the credit agreements. Due to the event of default for non-payment of principal and interest, Cricket no longer was able to make new LIBOR borrowings and, prior to the Petition Date, existing base rate loans bore an additional default interest rate of 2%. Principal payments (which included accrued interest up to the end of the availability period) under each credit agreement were scheduled to begin in December 2002 for Lucent and in December 2003 for Nortel and Ericsson with a final maturity in June 2007 for Lucent and in September 2008 for Nortel and Ericsson. Repayment of principal was required in 20 quarterly payments, with the annual principal repayments totaling 10%, 15%, 20%, 25% and 30% of the principal outstanding at the end of the availability period, respectively, during the first through fifth years following the end of the availability period.

      Fees payable by Cricket Communications under the senior secured vendor credit facilities include (i) commitment fees of 0.75% to 1.25% per annum on the unused commitments under the facilities, with the rate applicable to each facility based on the total borrowings under that facility, and (ii) origination fees totaling $49.8 million of which $10.0 million was borrowed under the vendor facilities. Commitment fees were recorded as interest expense. The outstanding liability for the origination fees is classified with the vendor debt because the Company was originally permitted and intended to pay for these fees with additional borrowings under the credit agreements.

      Each of the credit agreements contain various covenants and conditions, including minimum levels of customers and covered potential customers that must increase over time, minimum revenues, limits on annual capital expenditures and other financial ratio tests. In addition, the credit agreements contain restrictions that substantially restrict the ability of the Cricket Companies, other than wholly owned subsidiaries of Cricket, to pay dividends or distributions, including distributions to Leap, other than dividends paid solely in Cricket common stock. The Cricket Companies had approximately $(274.2) million and $124.2 million in net assets at December 31, 2003 and 2002, respectively.

Note Payable to GLH

      In April 2002, the Company completed the exchange of certain wireless licenses with GLH. Pursuant to the agreement, GLH assumed the Company’s FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for GLH’s assumption of the FCC debt, the Company provided to GLH a note payable totaling $8.4 million. The terms of the Company’s note payable were parallel to the payment terms under the assumed FCC debt. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. Subsequent to December 31, 2003, the holder of the note foreclosed on the pledged stock of the

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leap subsidiary, and Leap expects to transfer such stock to the noteholder once the FCC approves the change of control of wireless licenses associated with the foreclosure. The noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note at foreclosure.

Qualcomm Term Loan

      In January 2001, the Company entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan the Company approximately $125.3 million to finance its acquisition of wireless licenses in the FCC’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by transferring to the Company an FCC auction discount voucher, and the Company issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. In August 2001, at the request of Qualcomm, the Company agreed to return the auction discount voucher to Qualcomm, cancel the $125.3 million loan and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The availability period for draws under this facility has terminated. Under the terms of the agreement, the Company was required to repay all outstanding loans (consisting solely of a draw of $1.3 million to cover fees due under the facility) at December 31, 2003, and to pay accrued interest to Qualcomm in a single payment no later than March 2006. Except while the Company is in bankruptcy, loans under the agreement bore interest at a variable rate, depending on the collateral the Company provided, equal to LIBOR plus 7.5% to 12.5% per annum. Payments of principal and interest under these obligations have been stayed during the pendency of the Chapter 11 proceedings. The outstanding indebtedness under the Qualcomm term loan will be cancelled on the effective date of the Plan of Reorganization.

Debt in Default Not Subject to Compromise

U.S. Government Financing

      Debt in default not subject to compromise at December 31, 2003 consisted entirely of debt obligations to the FCC as part of the purchase price for wireless licenses of $74.1 million (net of a $2.6 million discount). The original terms of the notes include interest rates ranging from 6.25% to 7.0% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

      The Company has classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the balance sheets as of December 31, 2003 and 2002 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan of Reorganization, the Company’s U.S. government financing is to be reinstated on the effective date of the Plan of Reorganization, with past due payments of principal and accrued interest due and payable on such date.

Note 8.	Income Taxes

      In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The Company’s issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, the Company’s ability to utilize its net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan of Reorganization, there will be an additional ownership change in connection with the Company’s emergence

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from bankruptcy, which may further limit its ability to utilize its net operating loss and capital loss carryforwards. The Plan of Reorganization contemplates a significant reduction of the Company’s outstanding indebtedness and, as a result, it expects to realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, the Company may be required to reduce the tax bases of its assets by a portion of the excluded income. The Plan of Reorganization further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will occur pursuant to tax-deferred transactions.

      The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,

	2003	2002	2001

Current provision:
Federal	$—	$(618)	$(1,437)
State	337	20	77
Foreign	—	1,647	1,682

	337	1,049	322

Deferred provision:
Federal	6,920	20,337	—
State	795	2,435	—

	7,715	22,772	—

	$8,052	$23,821	$322

      The Company incurred $7.7 million of income tax expense resulting from an increase in the deferred tax liability related to the amortization of wireless licenses for each of the years ended December 31, 2003 and 2002. During the three months ended March 31, 2002, the Company recorded a one-time income tax expense of $15.9 million to increase the valuation allowance related to its deferred tax assets in connection with ceasing amortization of wireless licenses pursuant to its adoption of SFAS No. 142.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$666,427	$511,390
Capital loss carryforwards	32,041	32,183
Goodwill	15,424	17,935
Debt discounts and issue costs	91,087	22,247
Deferred charges	16,845	11,798
Reserves and allowances	273	4,659
Other	966	211

Gross deferred tax assets	823,063	600,423
Valuation allowance	(779,135)	(566,193)
Deferred tax liabilities:
Wireless licenses	(58,752)	(51,037)
Property and equipment	(40,333)	(30,639)

Net deferred tax liability	$(55,157)	$(47,446)

      Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses and expected losses in the future.

      At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $1,713 million and $1,664 million, respectively.

      A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to loss before income tax provision is summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Amounts computed at statutory federal rate	$(206,285)	$(224,001)	$(169,041)
Non-deductible losses of foreign subsidiaries and investees	—	—	18,900
Loss on sale of foreign investee	—	(42,697)	—
State income tax, net of federal benefit	(20,789)	(29,415)	(15,213)
Foreign income tax benefit	—	1,647	26,361
Goodwill impairment	—	9,422	—
Non-deductible expenses	7,050	1,419	(13,417)
Other	15,134	118	1,391
Increase in valuation allowance related to results of operations	212,942	307,328	151,341

	$8,052	$23,821	$322

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Stockholders’ Equity

Equity Offerings

      In May 2001, the Company completed an underwritten public offering of 3,000,000 shares of common stock at a price of $33.50 per share. Net of underwriters’ discounts and commissions and offering expenses, the Company received $97.9 million. In January and July 2001, the Company completed sales of its common stock under its agreement with Acqua Wellington North American Equities Fund, Ltd., issuing 1,564,336 and 521,396 shares in exchange for $55.0 million and $15.0 million, respectively.

Stockholder Rights Plan

      In September 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), as amended. Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a “Right”) for each share of common stock, $.0001 par value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights will generally be issued in respect of common stock subsequently issued. Each Right entitles the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $350 (subject to adjustment). The Rights are exercisable only if a person or group (an “Acquiring Person”), other than Qualcomm with respect to its exercise of the warrants granted to it or acquired by it in connection with the Company’s February 2000 units offering, acquires beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person will have the right (subject to termination) to receive the Company’s common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which expire on September 10, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company’s Board of Directors designated 300,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. At December 31, 2003, no shares of Preferred Stock were outstanding.

      In August 2002, the Company amended the Rights Plan to permit the issuance of 21,548,415 shares of its common stock to pay a purchase price adjustment to MCG, as ordered by an arbitrator, in connection with its acquisition of wireless licenses in Buffalo and Syracuse, New York.

Warrants

      The Company had the following warrants outstanding at December 31, 2003:

	Shares Issuable	Exercise
	Upon Exercise	Price

Warrant to Chase Telecommunications Holdings, Inc.	94,999	$4.94
Warrant to Senior and Senior Discount noteholders (Note 7)	2,829,854	96.80
Warrant to Qualcomm	3,375,000	6.11

	6,299,853

      Pursuant to the Plan of Reorganization, all outstanding warrants to purchase Leap common stock will be cancelled in connection with the cancellation of the Company’s common stock on the effective date of the Plan of Reorganization.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.	Stock-Based Compensation and Benefit Plans

      Pursuant to the Plan of Reorganization, all outstanding options issued to employees will be cancelled in connection with the cancellation of the Company’s common stock on the effective date of the Plan of Reorganization. In addition, the existing equity compensation plans of the Company will be terminated or substantially revised.

Employee Savings and Retirement Plan

      The Company’s 401(k) plan allows eligible employees to contribute up to 15% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expenses for the years ended December 31, 2003, 2002 and 2001, were $1,043,000, $1,632,000, and $1,384,000, respectively.

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

      In June 1999, Cricket Communications Holdings adopted its own 1999 Stock Option Plan (the “1999 Cricket Plan”) that allowed the Cricket Communications Holdings Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communications Holdings common stock. A total of 7,600,000 shares of Cricket Communications Holdings common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provides for the grant of both incentive and non-qualified stock options. Incentive stock options are exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a five-year period and are exercisable for up to ten years from the grant date. In connection with Leap’s purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own in a subsidiary merger on June 15, 2000, each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. The intrinsic value of the Leap replacement options on the date of the transaction was $24.3 million and was recorded as unearned stock-based compensation. Subsequent to June 15, 2000, the 1999 Cricket Plan has been used to grant options in Leap common stock.

      Under the Company’s 2000 Stock Option Plan (the “2000 Plan”), a total of 2,250,000 shares of common stock were reserved for issuance. Terms of the 2000 Plan are comparable to the terms of the 1998 Plan.

      The Company’s 2001 Non-Qualified Stock Option Plan (the “2001 Plan”) allows the Board of Directors to grant non-qualified options to selected employees, directors and consultants to the Company to purchase

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of the Company’s common stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2001 Plan. Non-qualified stock options are exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vest over a four-year period and are exercisable for up to ten years from the grant date. The number of options that may be granted to officers and directors of the Company under the 2001 Plan is limited.

      A summary of stock option transactions for the 1998 Plan, 1998 Non-Employee Directors Plan, 1999 Cricket Plan, 2000 Plan, and 2001 Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

December 31, 2000	2,676	7,688	$22.87
Additional shares reserved	2,500	—	—
Options granted	(2,602)	2,602	25.90
Options cancelled	1,236	(1,266)	48.82
Options exercised	—	(495)	3.75

December 31, 2001	3,810	8,529	23.15
Options granted	(2,185)	2,185	2.51
Options cancelled	2,170	(2,170)	31.84
Options exercised	—	(142)	5.76

December 31, 2002	3,795	8,402	13.73
Options cancelled	1,466	(1,467)	10.34

December 31, 2003	5,261	6,935	14.48

      The following table summarizes information about stock options outstanding under the 1998 Plan, the 1998 Non-Employee Directors Plan, the 1999 Cricket Plan, the 2000 Plan and the 2001 Plan at December 31, 2003 (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of	Life (in	Exercise	of	Exercise
Exercise Prices	Shares	Years)	Price	Shares	Price

$ 0.20 to $ 0.30	2	8.71	$0.25	—	$0.25
$ 0.31 to $ 0.47	5	8.67	0.39	1	0.39
$ 0.48 to $ 0.71	4	8.61	0.65	1	0.65
$ 0.72 to $ 1.08	674	8.57	0.90	170	0.90
$ 1.09 to $ 1.64	422	8.38	1.58	254	1.58
$ 1.65 to $ 2.48	514	3.11	2.06	397	2.12
$ 2.49 to $ 3.73	815	3.59	3.19	811	3.19
$ 3.74 to $ 5.61	1,223	4.29	4.70	1,143	4.67
$ 5.62 to $ 8.43	301	5.22	6.31	235	6.09
$ 8.44 to $12.66	28	6.91	10.02	14	10.20
$12.67 to $19.00	891	7.05	16.93	525	17.25
$19.01 to $28.51	654	6.39	20.87	426	20.49

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of	Life (in	Exercise	of	Exercise
Exercise Prices	Shares	Years)	Price	Shares	Price

$28.52 to $42.79	863	7.45	31.67	423	31.63
$42.80 to $64.19	527	6.55	58.03	321	58.04
$64.20 to $96.31	12	6.64	72.94	8	72.94

	6,935	5.96	$14.48	4,729	$12.95

      At December 31, 2003, 2002 and 2001, 4,729,000, 4,338,000 and 3,382,000 options were exercisable by employees of the Company at a weighted average exercise price of $12.95, $10.79 and $10.30, respectively.

Employee Stock Purchase Plan

      The Company’s 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”) allowed eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 500,000 shares of common stock were reserved for issuance under the 1998 ESP Plan. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the years ended December 31, 2002 and 2001 260,932 and 98,740 shares were issued under the 1998 ESP Plan at a weighted average price of $4.69 and $16.81 per share, respectively. On November 1, 2002, the Company suspended contributions to the 1998 ESP Plan. On that date, 34,570 shares of common stock were available for future issuance.

Executive Retirement Plan

      The Company’s voluntary retirement plan allowed eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants received up to a 50% match of their contributions (up to a limit of 20% of their base salary plus bonus) in the form of the Company’s common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The plan authorized up to 100,000 shares of common stock to be allocated to participants. For the years ended December 31, 2002 and 2001, 68,418 and 12,804 shares, respectively, were allocated under the plan and the Company’s matching contribution amounted to $141,357 and $224,505, respectively. In August 2002, the Company suspended all employee contributions to the executive retirement plan. On that date, 5,611 shares of common stock were available for future issuance.

Executive Officer Deferred Stock Bonus Plans

      The Company’s Executive Officer Deferred Stock Plan (the “1999 Executive Officer Plan”) provided for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. A total of 25,000 shares of common stock were reserved for issuance under the 1999 Executive Officer Plan. Bonus deferrals were converted into share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of the Company’s common stock on the bonus payday. Share units represent the right to receive shares of the Company’s common stock in accordance with the plan. The Company also credited to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. In April 2001, the Company’s shareholders approved the adoption of the 2001 Executive Officer Deferred Bonus Stock Plan (the “2001 Executive Officer

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan”). A total of 275,000 shares of common stock were reserved for issuance under the 2001 Executive Officer Plan. Terms of the 2001 Executive Officer Plan are comparable to the 1999 Executive Officer Plan. The bonuses deferred and the Company match under both plans are unsecured and subject to the claims of general creditors of the Company. For the years ended December 31, 2002 and 2001, 236,507 and 58,783 shares were issued under the 1999 and 2001 Executive Officer Plans combined. In August 2002, the Company suspended all employee contributions to the 1999 Executive Officer Plan and the 2001 Executive Officer Plan. On that date, 435 shares of common stock were available for future issuance.

Stock Option Exchange Program

      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date, at least six months and one day from the date the old options were cancelled, provided the individual was still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options was the fair market value of the Company’s common stock on the date of grant. The new options had the same vesting schedule as the old options and are exercisable as to vested shares six months after the date of grant. The Exchange Program resulted in the voluntary cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share. In June 2002, the Company granted new stock options to purchase 683,318 shares of common stock with an exercise price of $1.58 per share, pursuant to the Exchange Program.

Pro Forma Information

      For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended
	December 31,

	2002	2001

Risk-free interest rate:
1999 Cricket Plan	3.4%	7.0%
1998 ESP Plan	1.3%	4.7%
All other plans	3.5%	5.2%
Volatility:
1999 Cricket Plan	113.0%	109.0%
1998 ESP Plan	120.3%	109.0%
All other plans	102.8%	109.0%
Dividend yield (all plans)	0.0%	0.0%
Expected life (years):
1999 Cricket Plan	7.4	5.0
1998 ESP Plan	0.5	0.5
All other plans	7.3	4.6

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The weighted average estimated grant date fair values of stock options were as follows:

	Year Ended
	December 31,

	2002	2001

Stock options granted below fair value:
2000 Plan	$1.22	$—
Stock options granted at fair value:
1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan and 2001 Plan	$2.43	$19.38
1999 Cricket Plan	$1.11	$24.99
1998 ESP Plan	$6.98	$19.57
Stock options granted above fair value:
2000 Plan	$—	$10.70

      No options were granted during the year ended December 31, 2003.

Note 11. Commitments and Contingencies

      The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because the Company obtained many of its wireless licenses from third parties subject to existing coverage requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $44.2 million at December 31, 2003, have initial coverage deadlines in 2004 that the Company has not yet met. Generally, however, the Company is not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses with an aggregate carrying value of approximately $209,000, have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed the Company that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. The Company generally intends to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which it has not yet satisfied the minimum coverage requirement before the deadline. The Company estimates that it could cost up to $5.4 million to meet the coverage requirements for the Company’s wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). There can be no guarantee that the Company will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of the Company’s wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the consolidated financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses with initial coverage deadlines in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization, including certain technical amendments thereto. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

      The Plan of Reorganization provides for certain conditions that must be fulfilled prior to its effective date. Therefore, consummation of the Plan of Reorganization is dependent upon satisfaction of a number of conditions typical in reorganizations, as well as FCC approval for the change of control of the Company’s wireless licenses that will occur upon its emergence from bankruptcy. The Company cannot guarantee that the conditions to the effectiveness of the Plan of Reorganization will be met (or waived). Accordingly, the Company can provide no assurances that the Plan of Reorganization will be consummated and the reorganization completed.

      On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the Company to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by the Company to the FCC as reinstated upon its emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving the settlement, and that order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to the Company’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of March 31, 2004, no objections to Leap’s transfer applications had been filed with the FCC. As of December 31, 2003, no adjustments have been made in the Company’s consolidated financial statements related to the ultimate outcome of this matter.

      American Wireless Group, LLC (“AWG”) has filed a claim for $28 million against Leap in the Bankruptcy Court based on the same general claims made by the plaintiffs in the AWG Lawsuit, as discussed below. On October 6, 2003, Leap filed an action in the Bankruptcy Court against AWG and certain of its members seeking to subordinate AWG’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. AWG agreed to subordinate its claim and on March 8, 2004, the Bankruptcy Court entered its order approving the Stipulation and Consent Judgment subordinating AWG’s claim.

      From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A., (“Smartcom”) a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa, S.A., a Spanish company. Leap has a $35.0 million promissory note payable by Endesa as of June 2, 2001. That note is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $49.0 million against Leap for breach of representations and warranties under the purchase agreement and has

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims were initiated by Endesa in June 2001 and remain pending before the 19th Civil Court of Santiago in the Republic of Chile. Leap believes Endesa’s claims are without merit, and is defending Endesa’s lawsuit and therefore has made no provisions against the value of the note in its consolidated financial statements. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on Leap’s consolidated financial position or results of operations. Leap also filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to collect the amount due under the note. On March 11, 2004, the Bankruptcy Court rendered a decision to abstain from taking any further action in the matter before it. The Bankruptcy Court stayed that action and lifted the automatic stay so that the litigation could proceed in Chile. The order became effective March 21, 2004. However the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note and Endesa is precluded from seeking any affirmative relief against Leap. In accordance with the Plan of Reorganization, the note will be transferred to the Leap Creditor Trust on the effective date.

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). On May 23, 2003, the plaintiffs filed an amended complaint which named only Harvey White and Susan Swenson as defendants. The amended complaint alleges that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its consolidated financial statements. The amended complaint also claims that misrepresentations were made regarding certain business metrics related to the operation of Leap’s subsidiary, Cricket Communications. The complaint seeks an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class has yet been certified in the lawsuit. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by Leap or the defendants were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. Plaintiffs filed an opposition to the motion to dismiss and the defendants have filed a reply. The Court has taken the matter under submission and will decide the motion based on the papers filed. Although Leap is not a defendant in the case, plaintiffs continue to pursue the individual defendants. The two named defendants have asserted claims for indemnity against the debtors, including Leap. Management believes that the liability, if any, from the indemnity claims filed by the defendants against the Company is not probable and estimable; therefore, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2003 related to this contingency.

      On December 31, 2002, several members of AWG filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “Whittington Lawsuit”). Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain wireless licenses it sold to Leap. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 of Leap shares to MCG. Plaintiffs claim that the result in the arbitration, and subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. The named defendants have asserted claims of indemnity against the debtors, including Leap.

      In a related action, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit. The named defendants have asserted claims for indemnity against the debtors, including Leap.

      A new judge was recently appointed in the Whittington and AWG Lawsuits. As a result, delays may occur before the pending motions are decided. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims filed by the defendants against the debtors is not probable and estimable; therefore, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2003 related to these contingencies.

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in the Supreme Court of the State of New York, Case No. 03600591, on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap’s debt securities on February 23, 2000. Leap was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint sought compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on Leap as a nominal defendant. In response, Leap filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against it. Plaintiff did not take any action to proceed with the lawsuit or to lift the stay. The New York court entered an order on November 25, 2003 that the Plaintiff’s pursuit of the case be discontinued. Upon the effectiveness of the Plan of Reorganization, any rights Leap may have under this action will be transferred to the Leap Creditor Trust.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc., including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant to purchase 202,566 shares of Leap common stock at an aggregate exercise price of $1.0 million (of which 94,999 shares remain exercisable at December 31, 2003), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The obligation to pay the contingent earn-out payment was generally assigned to and assumed by Cricket in 1999. However, the Company rejected all remaining obligations under the asset purchase agreement, including the earn-out obligations, in bankruptcy.

      The Company is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of December 31, 2003 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      In addition to the monthly fees paid by the Company to each of its financial advisor, the financial advisor to the Official Unsecured Creditors’ Committee of Leap and the financial advisor to the informal committee of Cricket’s senior secured vendor debtholders, the Company has agreed to pay up to $7 million to these advisors upon the effectiveness of the Plan of Reorganization.

      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks in the United States. As a result of the Chapter 11 filings, the Company may assume or reject pre-petition executory contracts and unexpired nonresidential real property leases as of the effective date, which will affect the amount of its liabilities post bankruptcy. The minimum rental payment commitments shown in the table below therefore do not reflect the Company’s actual cash outlays in future periods. Scheduled future minimum rental payments required for all non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

Year Ending December 31:

2004	$56,204
2005	52,109
2006	26,082
2007	7,063
2008	4,258
Thereafter	8,716

Total	$154,432

      Rent expense totaled $58.4 million, $60.8 million and $38.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 12.	Acquisitions and Dispositions of Wireless Licenses

      During the year ended December 31, 2003, the Company completed the sale of wireless licenses with an aggregate net carrying value of $0.2 million. The Company received total consideration of $4.8 million, and recognized a gain of $4.6 million.

      During the year ended December 31, 2002, the Company completed the exchange of wireless licenses with an aggregate net carrying value of $7.7 million. As there was no cash consideration given or received by the Company as part of the transaction, the wireless licenses received were recorded at the net carrying value

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the wireless licenses exchanged. In August 2002, the Company issued an additional 21,020,431 shares of its common stock with a fair value at the time of issuance of $8.7 million as an adjustment to the purchase price of certain wireless licenses purchased during the year ended December 31, 2002, pursuant to a binding arbitration award.

      During the year ended December 31, 2001, the Company completed various purchases and exchanges of wireless licenses and certain wireless technology assets for an aggregate of $232.0 million in cash, net of proceeds, the assumption of debt and other liabilities totaling $110.2 million, and the issuance of 2,778,534 shares of the Company’s common stock with a fair value at the time of purchase of approximately $82.7 million. In addition, in November 2001, the Company completed the sale of a portion of its wireless licenses in Salt Lake City and Provo, Utah to Cingular Wireless LLC for approximately $138.1 million in cash, net of related costs.

Note 13.	Investment in Pegaso

      In the fourth quarter of fiscal 2001, the Company discontinued the use of the equity method of accounting for Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”) and ceased recognizing its share of Pegaso’s losses as its investment in and loans to Pegaso were reduced to zero. In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso to Telefónica Móviles, S.A. for cash proceeds of $22.2 million. In addition, the Company received $15.8 million in proceeds for the repayment of the Pegaso notes. The Company recorded a gain of $39.5 million in its results of operations for the year ended December 31, 2002 related to the sale.

      The Company recorded equity losses from Pegaso of $54.0 million during the year ended December 31, 2001. Pegaso was not a significant subsidiary of the Company as of and for the years ended December 31, 2003 and 2002, and therefore, the financial information of Pegaso for such periods is not presented below.

      Condensed combined financial information for Pegaso is summarized as follows (in thousands):

December 31, 2001

Current assets	$97,687
Non-current assets	813,156
Current liabilities	(601,259)
Non-current liabilities	(569,836)

Total stockholders’ deficit	(260,252)
Other stockholders’ share of deficit	(260,252)

Company’s share of deficit	$—

Investment in and loans receivable from unconsolidated wireless operating company	$—

Year Ended
December 31, 2001

Operating revenues	$156,029
Operating expenses	(470,526)
Other expense, net	(116,882)
Foreign currency transaction losses, net	(2,834)

Net loss	(434,213)
Other stockholders’ share of net loss	(380,213)

Company’s share of net loss	$(54,000)

Equity in net loss of unconsolidated wireless operating company	$(54,000)

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.	Segment and Geographic Data

      For the year ended December 31, 2003, the Company operated in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States. As of and for the years ended December 31, 2003, 2002 and 2001, all of the Company’s revenues and long-lived assets related to operations in the United States.

Note 15.	Selected Quarterly Financial Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the interim periods. Summarized quarterly data for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share data):

	Year Ended December 31, 2003

	Q1	Q2	Q3	Q4

Revenues	$183,847	$185,644	$192,883	$188,922
Operating loss	(63,888)	(227,680)	(40,356)	(28,451)
Net loss(1)	(133,538)	(243,719)	(47,417)	(172,763)
Basic and diluted net loss per common share	(2.28)	(4.16)	(0.81)	(2.95)

	Year Ended December 31, 2002

	Q1	Q2	Q3	Q4

Revenues	$140,181	$151,142	$155,173	$171,979
Operating loss(2)	(127,398)	(100,980)	(123,935)	(101,787)
Net loss(2)	(196,647)	(158,590)	(142,986)	(166,576)
Basic and diluted net loss per common share	(5.32)	(4.23)	(3.18)	(2.84)

(1)	During the three months ended June 30, 2003, the Company recorded an impairment charge of $171.1 million to reduce the carrying value of its wireless licenses, and ceased accruing interest and amortizing debt issuance costs on all of its debt in default subject to compromise. During the three months ended December 31, 2003, the Company recorded charges of $174.1 million related to the adjustment of the Company’s liabilities subject to compromise to their expected allowed amounts and $12.1 million of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process, offset by $34.8 million of debt forgiveness income from the settlement of certain pre-petition liabilities.

(2)	During the three months ended September 30, 2002, the Company recorded a gain on sale of wireless licenses of $39.5 million and a goodwill impairment charge of $26.9 million. During the three months ended December 31, 2002, the Company recorded an impairment charge of $16.3 million for certain of its property and equipment and intangible assets.

Note 16.	Subsidiary Guarantee

      The Company’s Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings, and since March 13, 2002, also are guaranteed by Backwire.com, Inc. and Telephone Entertainment Network, Inc., all of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is presented below. The subsidiaries of Cricket Communications Holdings

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

      Balance Sheet Information as of December 31, 2003 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$84,070	$—	$84,070
Short-term investments	—	—	65,811	—	65,811
Restricted cash, cash equivalents and short-term investments	13,841	—	42,113	—	55,954
Funds distributed to Leap Creditor Trust	67,800	—	—	—	67,800
Inventories	—	—	17,680	—	17,680
Other current assets	668	—	38,477	—	39,145

Total current assets	82,309	—	248,151	—	330,460
Property and equipment, net	2,515	—	814,560	—	817,075
Investments in subsidiaries	(248,931)	(774,970)	—	1,023,901	—
Wireless licenses, net	914	—	559,142	—	560,056
Other assets	39,562	28	9,662	—	49,252

Total assets	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,162	$—	$62,323	$—	$64,485
Debt in default	—	—	74,112	—	74,112
Other current liabilities	3,271	—	65,681	—	68,952

Total current liabilities not subject to compromise	5,433	—	202,116	—	207,549
Other long-term liabilities	20,023	—	35,134	—	55,157

Total liabilities not subject to compromise	25,456	—	237,250	—	262,706
Liabilities subject to compromise	744,269	4,541	1,651,374	(12,691)	2,387,493
Commitments and contingencies
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,410	730,332	1,316,777	(2,047,109)	1,156,410
Unearned stock-based compensation	(421)	(69)	(352)	421	(421)
Accumulated deficit	(2,048,431)	(1,509,746)	(1,572,484)	3,082,230	(2,048,431)
Accumulated other comprehensive loss	(920)	—	(1,050)	1,050	(920)

Total stockholders’ deficit	(893,356)	(779,483)	(257,109)	1,036,592	(893,356)

Total liabilities and stockholders’ deficit	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Balance Sheet Information as of December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$36,675	$—	$64,185	$—	$100,860
Short-term investments	33,155	—	47,050	—	80,205
Restricted cash, cash equivalents and short-term investments	14,157	—	11,765	—	25,922
Inventories	—	—	30,403	—	30,403
Other current assets	5,541	—	22,963	—	28,504

Total current assets	89,528	—	176,366	—	265,894
Property and equipment, net	5,090	—	1,101,766	—	1,106,856
Investments in and loans receivable from subsidiaries and unconsolidated wireless operating company	201,926	(510,239)	—	308,313	—
Wireless licenses, net	5,584	—	723,616	—	729,200
Other assets	17,410	27	44,315	—	61,752

Total assets	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$5,427	$4,540	$116,650	$(41,259)	$85,358
Amounts payable to equipment vendors	—	—	55,077	—	55,077
Debt in default	592,112	—	1,617,872	—	2,209,984
Other current liabilities	3,747	—	56,148	—	59,895

Total current liabilities	601,286	4,540	1,845,747	(41,259)	2,410,314
Other long-term liabilities	15,038	—	35,136	—	50,174

Total liabilities	616,324	4,540	1,880,883	(41,259)	2,460,488

Stockholders’ Equity (Deficit):
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,379	730,332	1,332,516	(2,062,848)	1,156,379
Unearned stock-based compensation	(986)	(69)	(917)	986	(986)
Accumulated deficit	(1,450,994)	(1,245,015)	(1,165,725)	2,410,740	(1,450,994)
Accumulated other comprehensive loss	(1,191)	—	(694)	694	(1,191)

Total stockholders’ equity (deficit)	(296,786)	(514,752)	165,180	349,572	(296,786)

Total liabilities and stockholders’ equity (deficit)	$319,538	$(510,212)	$2,046,063	$308,313	$2,163,702

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2003 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$643,566	$—	$643,566
Equipment revenues	—	—	107,730	—	107,730

Total revenues	—	—	751,296	—	751,296
Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(228,995)	29,008	(199,987)
Cost of equipment	—	—	(172,235)	—	(172,235)
Selling, general and administrative expenses	(7,706)	—	(240,895)	—	(248,601)
Depreciation and amortization	(1,860)	—	(298,383)	—	(300,243)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Impairment of long-lived assets	(663)	—	(23,391)	—	(24,054)

Total operating expenses	(13,866)	—	(1,131,402)	29,008	(1,116,260)
Gains on sale of wireless licenses	—	—	4,589	—	4,589

Operating loss	(13,866)	—	(375,517)	29,008	(360,375)
Equity in net loss of subsidiaries	(405,431)	(264,731)	—	670,162	—
Interest income	397	—	382	—	779
Interest expense	(34,098)	—	(49,273)	—	(83,371)
Other income (expense), net	(161)	—	28,993	(29,008)	(176)

Loss before reorganization items and income taxes	(453,159)	(264,731)	(395,415)	670,162	(443,143)
Reorganization items, net	(136,568)	—	(9,674)	—	(146,242)

Loss before income taxes	(589,727)	(264,731)	(405,089)	670,162	(589,385)
Income taxes	(7,710)	—	(342)	—	(8,052)

Net loss	$(597,437)	$(264,731)	$(405,431)	$670,162	$(597,437)

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$567,694	$—	$567,694
Equipment revenues	—	—	50,781	—	50,781

Total revenues	—	—	618,475	—	618,475

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(206,614)	25,210	(181,404)
Cost of equipment	—	—	(252,344)	—	(252,344)
Selling, general and administrative expenses	(31,133)	46	(276,920)	—	(308,007)
Depreciation and amortization	(5,835)	(3,814)	(278,293)	—	(287,942)
Impairment of indefinite-lived intangible assets	—	—	(61,806)	34,887	(26,919)
Impairment of long-lived assets	(8,777)	(7,546)	—	—	(16,323)

Total operating expenses	(45,745)	(11,314)	(1,075,977)	60,097	(1,072,939)
Gains on sale of wireless licenses	364	—	—	—	364

Operating loss	(45,381)	(11,314)	(457,502)	60,097	(454,100)
Equity in net loss of subsidiaries	(501,900)	(569,694)	—	1,071,594	—
Interest income	3,841	—	2,504	—	6,345
Interest expense	(106,541)	—	(123,199)	—	(229,740)
Foreign currency transaction gains, net	—	—	50	—	50
Gain on sale of unconsolidated wireless operating company	—	—	39,518	—	39,518
Other income (expense), net	(381)	—	22,540	(25,210)	(3,051)

Loss before income taxes	(650,362)	(581,008)	(516,089)	1,106,481	(640,978)
Income taxes	(14,437)	—	(9,384)	—	(23,821)

Net loss	$(664,799)	$(581,008)	$(525,473)	$1,106,481	$(664,799)

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Statement of Operations Information for the Year Ended December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$215,917	$—	$215,917
Equipment revenues	—	—	39,247	—	39,247

Total revenues	—	—	255,164	—	255,164

Operating expenses:
Cost of service (exclusive of items shown separately below)	(1,382)	—	(102,813)	9,685	(94,510)
Cost of equipment	—	—	(202,355)	—	(202,355)
Selling, general and administrative expenses	(32,581)	—	(234,692)	—	(267,273)
Depreciation and amortization	(3,514)	—	(115,663)	—	(119,177)

Total operating expenses	(37,477)	—	(655,523)	9,685	(683,315)
Gains on sale of wireless licenses	30,568	—	113,065	—	143,633

Operating loss	(6,909)	—	(287,294)	9,685	(284,518)
Equity in net loss of subsidiaries and unconsolidated wireless operating companies	(403,120)	(455,167)	(54,000)	858,287	(54,000)
Interest income	14,001	—	12,423	—	26,424
Interest expense	(96,731)	—	(81,336)	—	(178,067)
Foreign currency transaction losses, net	—	—	(1,257)	—	(1,257)
Other income, net	8,609	—	9,519	(9,685)	8,443

Loss before income taxes	(484,150)	(455,167)	(401,945)	858,287	(482,975)
Income taxes	853	—	(1,175)	—	(322)

Net loss	$(483,297)	$(455,167)	$(403,120)	$858,287	$(483,297)

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2003 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(69,278)	$—	$113,711	$—	$44,433

Investing activities:
Purchase of property and equipment	—	—	(44,671)	—	(44,671)
Net proceeds from the sale of wireless licenses	—	—	4,722	—	4,722
Purchase of investments	(47,881)	—	(86,364)	—	(134,245)
Sale and maturity of investments	77,018	—	67,170	—	144,188
Restricted investments, net	3,702	—	(30,227)	—	(26,525)
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	32,930	—	(89,461)	—	(56,531)

Financing activities:
Repayment of loans payable to banks, notes payable and long-term debt	(377)	—	(4,365)	—	(4,742)
Issuance of common stock, net	50	—	—	—	50

Net cash used in financing activities	(327)	—	(4,365)	—	(4,692)

Net increase (decrease) in cash and cash equivalents	(36,675)	—	19,885	—	(16,790)
Cash and cash equivalents at beginning of year	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of year	$—	$—	$84,070	$—	$84,070

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2002 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(99,678)	$—	$(84,138)	$—	$(183,816)

Investing activities:
Purchase of property and equipment	(3,810)	—	(98,371)	—	(102,181)
Investment in and loans to subsidiaries	(127,510)	(121,114)	—	248,624	—
Refund of deposits for wireless licenses	84,731	—	—	—	84,731
Net proceeds from the sale of wireless licenses	380	—	—	—	380
Net proceeds from sale of unconsolidated wireless operating company	38,069	—	—	—	38,069
Purchase of investments	(116,229)	—	(144,386)	—	(260,615)
Sale and maturity of investments	105,311	—	150,424	—	255,735
Restricted investments, net	27,110	—	(11,765)	—	15,345
Other	6,461	—	(6,461)	—	—

Net cash provided by (used in) investing activities	14,513	(121,114)	(110,559)	248,624	31,464

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	—	35,897	—	35,897
Repayment of loans payable to banks, notes payable and long-term debt	(20,369)	—	191	—	(20,178)
Parent’s investment	—	121,114	127,510	(248,624)	—
Issuance of common stock, net	463	—	—	—	463
Payment of debt financing costs	—	—	(5,949)	—	(5,949)

Net cash provided by (used in) financing activities	(19,906)	121,114	157,649	(248,624)	10,233

Net decrease in cash and cash equivalents	(105,071)	—	(37,048)	—	(142,119)
Cash and cash equivalents at beginning of year	141,746	—	101,233	—	242,979

Cash and cash equivalents at end of year	$36,675	$—	$64,185	$—	$100,860

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flow Information for the Year Ended December 31, 2001 (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash used in operating activities	$(77,675)	$—	$(232,739)	$—	$(310,414)

Investing activities:
Purchase of property and equipment	(15,126)	—	(199,187)	—	(214,313)
Investment in and loans to subsidiary and unconsolidated wireless operating company	(240,542)	—	—	220,000	(20,542)
Dividends received from subsidiaries	361,218	—	—	(361,218)	—
Acquisitions, net of cash acquired	(2,900)	—	—	—	(2,900)
Purchase of and deposits for wireless licenses	(230,876)	—	(12,163)	—	(243,039)
Net proceeds from the sale of wireless licenses	142,173	—	—	—	142,173
Purchase of investments	(45,528)	—	(153,216)	—	(198,744)
Sale and maturity of investments	36,143	—	284,294	—	320,437
Restricted investments, net	26,799	—	—	—	26,799
Sale and repayment of notes receivable	—	—	108,138	—	108,138
Other	(1,354)	—	(2,114)	—	(3,468)

Net cash provided by (used in) investing activities	30,007	—	25,752	(141,218)	(85,459)

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	—	217,064	—	217,064
Repayment of loans payable to banks, notes payable and long-term debt	(88,350)	—	—	—	(88,350)
Parent’s investment	—	—	220,000	(220,000)	—
Dividends paid to parent	—	—	(361,218)	361,218	—
Issuance of common stock, net	171,260	—	—	—	171,260

Net cash provided by financing activities	82,910	—	75,846	141,218	299,974

Net increase (decrease) in cash and cash equivalents	35,242	—	(131,141)	—	(95,899)
Cash and cash equivalents at beginning of year	106,504	—	232,374	—	338,878

Cash and cash equivalents at end of year	$141,746	$—	$101,233	$—	$242,979

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

      (b) Changes in Internal Controls

      There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Name	Age	Position with the Company

Harvey P. White	70	Chairman of the Board and Chief Executive Officer
Thomas J. Bernard	72	Vice Chairman and Director
Anthony R. Chase	49	Director
Robert C. Dynes	61	Director
Thomas A. Page	71	Director
Michael B. Targoff	59	Director

      Harvey P. White has served as Chairman of the Board, Chief Executive Officer and a Director of Leap since its formation in June 1998 and also served as President of Leap from June 1998 to July 1999. Mr. White served as Interim Chief Financial Officer from February 2002 until August 2002. Mr. White was one of the founders of Qualcomm and served as Vice Chairman of the Board of Qualcomm from June 1998 to September 1998. From May 1992 until June 1998, he served as President of Qualcomm and from February 1994 to August 1995, as Chief Operating Officer of Qualcomm. Before May 1992, he was Executive Vice President and Chief Operating Officer, and was also a Director of Qualcomm since it began operations in July 1985 until he resigned in September 1998 when Leap became an independent, publicly traded company. From March 1978 to June 1985, Mr. White was an officer of LINKABIT (M/ A-COM LINKABIT after August 1980), where he was successively Chief Financial Officer, Vice President, Senior Vice President and Executive Vice President. Mr. White became Chief Operating Officer of LINKABIT in July 1979 and a Director of LINKABIT in December 1979. Mr. White is currently a Director of Applied Micro Circuits Corporation, a publicly held supplier of high-bandwidth silicon connectivity, WIDCOMM, a privately held Bluetooth technology start-up company, CrystalVoice Communications, Inc., a privately held VOI (Voice over Internet) start-up, and the San Diego Padres Baseball Club. Mr. White holds a B.A. from Marshall University.

      Thomas J. Bernard has served as a Director of Leap since its formation in June 1998 and is currently Vice Chairman of the Board. Mr. Bernard also served as Vice Chairman and President — International Business Division of Leap from July 1999 until his retirement as an officer of Leap in December 2000. From June 1998 to July 1999, he served as Executive Vice President of Leap. From April 1996 to June 1998, Mr. Bernard served as a Senior Vice President of Qualcomm and General Manager of Qualcomm’s Infrastructure Products division. Mr. Bernard had retired in April 1994, but returned to Qualcomm in August 1995 as Executive Consultant and became Senior Vice President, Marketing, in December 1995. Mr. Bernard first joined Qualcomm in September 1986. He served as Vice President and General Manager for the OmniTRACS division and in September 1992 was promoted to Senior Vice President of Qualcomm. Before joining Qualcomm, Mr. Bernard was Executive Vice President and General Manager, M/ A-COM LINKABIT, Telecommunications Division, Western Operations. Mr. Bernard also serves as a Director of cVideo, a developer of software-based recording and transmission products.

      Anthony R. Chase has served as a Director of Leap since August 2000. Mr. Chase has served as Chairman and Chief Executive Officer of ChaseCom LP since 1998 and Chairman and Chief Executive Officer of Chase Radio Partners, Inc. since 2000. Mr. Chase is also Chairman and Co-Founder, together with SBC Communications, Inc., of the Telecom Opportunity Institute. Mr. Chase began teaching communications law and contracts at the University of Houston Law School in 1990 and received tenure in 1996. Mr. Chase received a B.A. with honors from Harvard University in 1977 and his M.B.A. and J.D. from Harvard Business School and Harvard Law School in 1981. Mr. Chase serves on the Boards of Directors of the Federal Reserve Bank of Dallas, Cornell Companies, Inc. (NYSE), numerous not-for-profit organizations, and is a member of the Council on Foreign Relations.

      Robert C. Dynes has served as a Director of Leap since July 1999. He has served as President of the University of California since October 2003. From 1996 to 2003, he served as the Chancellor of the University of California, San Diego and as a Professor of Physics at UCSD from 1991 to 2003 and was Senior Vice Chancellor — Academic Affairs of UCSD from 1995 to 1996. Before 1991, President Dynes held numerous research science positions at AT&T Bell Laboratories. President Dynes is a member of the National Academy of Sciences and a Fellow of the American Academy of Arts and Sciences, the Canadian Institute of Advanced Research and the American Physical Society. President Dynes serves on numerous scientific and educational boards and advisory and financial committees. President Dynes holds a B.Sc. in Mathematics and Physics from the University of Western Ontario and a M.Sc. and Ph.D. in Physics from McMaster University in Hamilton, Ontario.

      Thomas A. Page has served as a Director of Leap since February 2002. Mr. Page is the former Chairman of the Board of Directors of Enova Corporation and San Diego Gas & Electric Company (SDG&E), which are now part of Sempra Energy. Mr. Page joined SDG&E in 1978 as Executive Vice President and Chief Operating Officer. In 1981, he was elected President and Chief Executive Officer, and became Chairman in 1983. He held one or more of these positions until his retirement in April 1998. Before joining SDG&E, Mr. Page held executive positions at Gulf States Utilities and Wisconsin Power and Light. Mr. Page is an elected member of the Grossmont Union High School District Board of Education and a Director of the San Diego Regional Economic Development Corporation. Mr. Page is Chairman of the Board of Directors of Cuyamaca Bank, a Director of Targeted Molecules Corp., SYS Technologies, Exten Industries and Metallic Power, and an Advisory Director of Sorrento Ventures, a venture capital firm. Mr. Page earned a B.S. in Civil Engineering, a Masters in Industrial Administration and was awarded Doctorate in Management from Purdue University.

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

      Under the Plan of Reorganization confirmed by the Bankruptcy Court, each Director of Leap will continue to serve in that capacity until and through the effective date of the Plan of Reorganization, subject to his earlier resignation at his discretion. As of the effective date of the Plan of Reorganization, a new Board of Directors, consisting of seven directors designated by the informal committee of holders of Cricket’s senior secured vendor debt, will be seated. The informal committee has designated Michael B. Targoff to serve as one of the seven directors upon the effective date of the Plan of Reorganization.

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

      David B. Davis, 38, has served as Senior Vice President, Operations since July 2001, having previously served as Regional Vice President, Midwest Region since March 2000. Before joining Leap, Mr. Davis spent six years with Cellular One, CMT Kansas/Missouri in various management positions culminating in his role as Vice President and General Manager. Before Cellular One, Mr. Davis was Market Manager for the PacTel-McCaw joint venture. Mr. Davis received his B.S. from the University of Central Arkansas.

      Robert J. Irving, Jr., 48, has served as Senior Vice President, General Counsel and Secretary of Leap since May 2003, having previously served as Vice President from August 2002 to May 2003, and as Senior Legal Counsel from September 1998 to August 2002. Previously, Mr. Irving served as Administrative Counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products, from 1991 to 1998, and prior to that was Vice President, General Counsel and Secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, a Masters of Public Policy from Harvard’s Kennedy School of Government and a J.D. from Harvard Law School, where he graduated cum laude.

      S. Douglas Hutcheson, 48, became Executive Vice President and Chief Financial Officer in January 2004 having previously served as Senior Vice President and Chief Financial Officer since August 2002, as Senior Vice President, Chief Strategy Officer from March 2002 to August 2002, as Senior Vice President, Product Development and Strategic Planning from July 2000 to March 2002, as Senior Vice President, Business Development from March 1999 to July 2000 and as Vice President, Business Development from September 1998 to March 1999. From February 1995 to September 1998, Mr. Hutcheson served as Vice President, Marketing in the Wireless Infrastructure Division at Qualcomm. Before joining Qualcomm, Mr. Hutcheson held operational and technical management positions at Solar Turbines, Inc. for 13 years. Mr. Hutcheson holds a B.S. in mechanical engineering from California State Polytechnic University and an M.B.A. from University of California, Irvine.

      Leonard C. Stephens, 47, has served as Senior Vice President, Human Resources of Leap since its formation in June 1998. From December 1995 to September 1998, Mr. Stephens was Vice President, Human Resources Operations for Qualcomm. Before joining Qualcomm, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14-year career. Mr. Stephens holds a B.A. from Howard University.

      Glenn T. Umetsu, 54, has served as Executive Vice President and Chief Operating Officer since January 2004, having previously served as Senior Vice President, Engineering Operations and Launch Deployment from June 2001 to January 2004, and as Vice President, Engineering Operations and Launch Development from April 2000 to June 2001. From September 1996 to April 2000, Mr. Umetsu served as Vice President, Engineering and Technical Operations for Cellular One in the San Francisco Bay Area. Before Cellular One, Mr. Umetsu served in various telecommunications operations roles for 24 years with AT&T Wireless, McCaw Communications, RAM Mobile Data (now Cingular Mobile Data), Honolulu Cellular, PacTel Cellular, AT&T Advanced Mobile Phone Service, Northwestern Bell and the United States Air Force. Mr. Umetsu holds a B.A. from Brown University.

Audit Committee Financial Experts

      As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that each of Michael B. Targoff and Thomas A. Page meet the definition of an “audit committee financial expert,” as set forth in Item 401(h)(2) of SEC Regulation S-K, and also meet the NASDAQ standards of independence adopted by the SEC for membership on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires Leap’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Leap’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Leap. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish Leap with copies of all Section 16(a) forms they file.

      To Leap’s knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Leap pursuant to Rule 16a-3(e) during the year ended December 31, 2003, and Form 5 and amendments thereto furnished to Leap with respect to the year ended December 31, 2003, and written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have filed a copy of our Code of Business Conduct and Ethics as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation

      The following table sets forth compensation information with respect to Leap’s Chief Executive Officer and other four most highly paid executive officers for the fiscal year ended December 31, 2003 (the “Named Executive Officers”). The information set forth in the following tables reflects compensation earned by the Named Executive Officers for services they rendered to the Company during the 12 months ended December 31, 2003, 2002 and 2001. Susan G. Swenson, our former President and Chief Operating Officer, resigned from her position with the Company in January 2004.

Summary Compensation Table

							Long-Term
							Compensation
	Annual Compensation(1)
							Securities
Name and Principal Positions At						Other Annual	Underlying	All Other
Leap	Year	Salary		Bonus		Compensation(2)	Options	Compensation(7)

Harvey P. White	2003	$498,750		$348,536	(3)	$53,456	—	$52,517
Chairman of the Board	2002	$732,692	(5)	$—		$16,820	—	$517,756
and Chief Executive	2001	$750,000		$1,106,101	(4)	$—	300,000	$930,073
Officer
Susan G. Swenson	2003	$383,654		$256,567	(3)	$21,895	—	$39,903
Former President,	2002	$517,692	(5)	$—		$19,408	150,000	$169,132
Chief Operating	2001	$520,000		$485,609	(4)	$—	225,000	$111,519
Officer and Director
S. Douglas Hutcheson	2003	$290,923		$159,841	(3)	$22,686	—	$23,361
Executive Vice	2002	$262,692		$—		$4,527	—	$21,130
President and	2001	$245,000		$169,145	(4)	$150	48,750	$29,114
Chief Financial Officer
Leonard C. Stephens	2003	$271,115		$136,234	(3)	$24,890	—	$17,568
Senior Vice President,	2002	$273,692		$—		$7,135	—	$95,377
Human Resources	2001	$252,000		$163,907	(4)	$—	45,000	$59,266
Glenn T. Umetsu	2003	$265,385		$100,248	(3)	$4,808	—	$28,954
Executive Vice	2002	$248,269		$129,133		$583,259 (6)	—	$27,604
President and	2001	$227,500		$31,069		$—	47,250	$17,108
Chief Operating Officer

(1)	As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” where the amounts do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus.

(2)	Beginning in January 2002, under Leap’s paid time off program, an employee with sufficient accrued time off may elect to receive two days of pay for each paid day off the employee takes, reducing his or her accrued time off by two days. For example, if an employee takes one day off, he or she can elect to be paid for two days, which would reduce his or her accrued time off by two days.

(3)	Includes retention bonus awarded to executive officers in February 2003, as follows: Mr. White, $80,000; Ms. Swenson, $50,000; Mr. Hutcheson, $60,000; Mr. Stephens, $45,000; and Mr. Umetsu, $10,000.

(4)	Includes a bonus awarded to executive officers in 2001 in lieu of accrued vacation as follows: Mr. White, $446,701; Ms. Swenson, $28,425; Mr. Hutcheson, $34,518; and Mr. Stephens, $25,433. These one-time bonus payments resulted from Leap’s conversion from a paid time off plan that had no limit on the number of hours an employee could accrue to a paid time off program with a maximum number of hours which an employee may accrue. The Board of Directors awarded this one-time bonus to each executive officer in an amount equal to the excess accrued vacation hours of the officer following the conversion of the paid time off plan. These bonuses were deferred by the executive officers under, and subject to the terms of, Leap’s 2001 Executive Officer Deferred Stock Bonus Plan. The shares of common stock issued under this plan will be cancelled on the effective date of the Plan of Reorganization. See Note 10 to the consolidated financial statements for a description of Leap’s Executive Officer Deferred Stock Bonus Plan.

(5)	In September 2002, Mr. White and Ms. Swenson voluntarily reduced their annual salaries from $787,500 to $487,500 and from $546,000 to $375,000, respectively.

(6)	Represents additional compensation resulting from Mr. Umetsu’s payment of a note to Leap in the amount of $300,000 by surrender of options to purchase Leap common stock, as permitted by the note. Also includes reimbursement to Mr. Umetsu of taxes of $268,836 payable in connection with the transaction, as previously agreed by Leap. Because the exercise price of the options was greater than the market price of Leap’s common stock on the date of surrender, the amount of the note was treated as additional compensation to Mr. Umetsu in 2002.

(7)	Includes matching 401(k) contributions, executive benefits payments, matching benefits under Leap’s Executive Retirement Plan and Executive Officer Deferred Stock Bonus Plan, deferred vacation bonus matching, financial planning services, fitness reimbursement, and star award earnings as follows:

		Matching	Executive	Executive	Deferred	Financial
		401(k)	Benefits	Retirement Plan	Stock	Planning	Total Other
Name	Year	Contributions	Payments	Matching(1)	Matching(2)	Services	Compensation

Harvey P. White	2003	$6,000	$9,507	$—	$—	$37,010	$52,517
	2002	$5,500	$7,198	$—	$—	$38,139	$517,756	(3)
	2001	$5,452	$7,256	$69,490	$183,878	$41,438	$930,073	(3)
Susan G. Swenson	2003	$6,000	$3,868	$—	$—	$30,035	$39,903
	2002	$5,500	$5,575	$119,610	$—	$38,447	$169,132
	2001	$5,250	$—	$84,818	$21,451	$—	$111,519
S. Douglas Hutcheson	2003	$6,000	$12,784	$—	$—	$4,577	$23,361
	2002	$2,377	$14,955	$—	$—	$3,798	$21,130
	2001	$2,262	$5,954	$—	$16,719	$4,179	$29,114
Leonard C. Stephens	2003	$6,000	$6,831	$—	$—	$4,737	$17,568
	2002	$5,500	$15,159	$71,972	$—	$2,746	$95,377
	2001	$5,339	$6,584	$19,950	$25,128	$2,265	$59,266
Glenn T. Umetsu	2003	$6,000	$9,095	$—	$—	$13,859	$28,954
	2002	$5,500	$8,511	$—	$—	$13,593	$27,604
	2001	$4,934	$1,017	$—	$—	$11,157	$17,108

(1)	Represents the Company match of contributions under the Executive Retirement Plan. At December 31, 2003, 9,955 shares were vested on behalf of Mr. White; 38,498 shares had been issued but had not vested on behalf of Ms. Swenson; and 15,624 shares had been issued but had not vested on behalf of Mr. Stephens. The shares of common stock issued under this plan will be cancelled on the effective date of the Plan of Reorganization. See Note 10 to the consolidated financial statements for a description of Leap’s Executive Retirement Plan.

(2)	Represents the Company match of contributions under the Executive Officer Deferred Stock Bonus Plan. At December 31, 2003, Mr. White held 196,178 shares, including 175,703 of which were vested and 1,830 of which had been distributed to him; Ms. Swenson held 30,688 shares, 27,616 of which were vested; Mr. Hutcheson held 21,388 shares, 19,363 of which were vested; and Mr. Stephens held 36,780 shares, including 32,637 of which were vested and 480 of which had been distributed to him. The shares of common stock issued under this plan will be cancelled on the effective date of the Plan of

Reorganization. See Note 10 to the consolidated financial statements for a description of Leap’s Executive Officer Deferred Stock Bonus Plan.

(3)	Includes $466,919 and $622,559 for the years ended December 31, 2002 and 2001, respectively, which represents the dollar value of the benefits of premiums paid by Leap for a split-dollar life insurance policy (unrelated to term life insurance coverage). Such payments were suspended in September 2002.

Option Grants in Last Fiscal Year

      There were no options granted by the Company to any of the Named Executive Officers during the year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

      There were no exercises of options to purchase common stock of Leap by the Named Executive Officers during the 12 months ended December 31, 2003. The following table sets forth information with respect to the unexercised options held and the value thereof at that date, for each of the Named Executive Officers. All of the options to purchase common stock included in the following table will be cancelled on the effective date of the Plan of Reorganization.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year-End		at Fiscal Year-End
	(#)		($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Harvey P. White	418,037	175,528	$0	$0
Susan G. Swenson	518,825	377,050	$0	$0
S. Douglas Hutcheson	79,676	24,374	$0	$0
Leonard C. Stephens	90,400	28,500	$0	$0
Glenn T. Umetsu	29,381	38,764	$0	$0

(1)	Represents the closing price per share of the underlying shares on the last trading day of the year ended December 31, 2003, less the option exercise price multiplied by the number of shares. The last sales price per share was $0.03 on the last trading day of the year as reported by the OTC Bulletin Board.

Compensation of Directors

      Effective September 1, 2002, non-employee directors of Leap receive $2,000 per meeting for in-person Board meetings, $1,500 per meeting for telephonic Board meetings and $1,500 per meeting for committee meetings. However, non-employee directors only receive $750 per meeting for any telephonic Board or committee meetings lasting less than 30 minutes. In addition, each non-employee director receives an option to purchase 20,000 shares of Leap common stock when he or she first serves as a non-employee director and an option to purchase 10,000 additional shares of Leap common stock at the time of each subsequent annual meeting that occurs while he or she continues to serve as a non-employee director. Beginning in 2001, a director also receives an additional option to purchase 5,000 shares of Leap common stock at the time of each subsequent annual meeting that occurs during which such director serves as chair of either the Audit Committee or the Compensation Committee. Beginning in May 2002, a director receives an additional option to purchase 5,000 shares of Leap common stock for each year during which such director serves as chair of the Nominating Committee. Also in May 2002, Leap made a special grant of an option to purchase 5,000 shares of Leap common stock to each member of the Audit Committee. In addition, as a result of the change in July 2000 of Leap’s fiscal year end from August 31 to December 31, the corresponding annual meeting date was delayed by approximately five months. To compensate non-employee directors for their services during this period, in December 2001, the Board approved a one-time grant to each non-employee director of an additional option to purchase 10,000 shares of Leap common stock. From January 2003 until April 13, 2003, in lieu of all other compensation as a director, Mr. Targoff received a fee of $25,000 per month and $5,000 per meeting of the Leap Special Restructuring Committee to compensate him for the services to the company that he performed in his role as Chair of the Leap Special Restructuring Committee of the Board of Directors. Beginning April 13, 2003, Mr. Targoff began receiving the same compensation as all other outside directors and continues to serve as the Chair of the Leap Special Restructuring Committee.

      The exercise price for each option granted to a director is the fair market value of Leap’s common stock on the date the option is granted. Each option becomes exercisable over five years according to the following schedule: as long as the optionee continues to serve as a non-employee director, employee or consultant to Leap, 20% of the shares subject to the option first become exercisable on each of the first five anniversaries of the date of grant. Each option has a term of ten years, provided that the options terminate 30 days after the optionee ceases to be a non-employee director, employee or consultant to Leap. Special exercise and termination rules apply if the optionee’s relationship with Leap is terminated as a result of retirement at age 70 after at least nine years of service on the Board, permanent and total disability, or death.

      Leap also reimburses directors for their travel expenses incurred in connection with attendance at Board and Board committee meetings.

Severance Agreements

      Leap and Cricket entered into new severance agreements with each of their executive officers to ensure that they would have the continued attention and dedication of their executive officers during the bankruptcy filing by Leap and Cricket. The Bankruptcy Court approved the new severance agreements on May 13, 2003, and the prior severance agreements between Leap and its officers were terminated.

      If, during the period commencing on the date the Bankruptcy Court approved the provisions of the new severance agreements and ending on the first anniversary of the effective date of the Plan of Reorganization for Cricket under Chapter 11 of the Bankruptcy Code, the executive officer is terminated by Cricket other than for cause or if the executive officer resigns for good reason, the executive officer is entitled to:

•	75% of the executive officer’s annual base salary; and

•	the continuation of certain benefits for nine months.

      In consideration of any benefits provided under these agreements, the executive officer will release Leap and Cricket from their existing claims and agree not to solicit the employees of Cricket for a period of three years.

      For purposes of the severance agreements, “cause” means:

•	willful and continued failure to substantially perform job duties and follow and comply with lawful directives of the Board;

•	willful commission of acts of fraud or dishonesty; or

•	willful engagement in illegal conduct or gross misconduct that is materially damaging to Cricket.

      “Good reason” includes:

•	the diminution of the responsibility, position, salary or aggregate benefits of the executive officer;

•	Cricket’s breach of the severance agreement; or

•	The involuntary relocation of the executive officer.

Executive Officer Deferred Compensation Plans

      Leaps voluntary retirement plan allowed eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants received up to a 50% match of their contributions (up to a limit of 20% of their base salary plus bonus) in the form of Leap common stock based on the then current market price, to be issued to the participant upon eligible retirement. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. In August 2002, Leap suspended all employee contributions to the executive retirement plan.

      Leap’s Executive Officer Deferred Stock Bonus Plan (the “1999 Executive Officer Plan”) provided for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals were converted into share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of Leap common stock on the bonus payday. Share units represent the right to receive shares of Leap common stock in accordance with the plan. Leap also credited to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units vest ratably over three years on each anniversary date of the applicable bonus payday. In April 2001, Leap’s shareholders approved the adoption of the 2001 Executive Officer Deferred Stock Bonus Plan (the “2001 Executive Officer Plan”). Terms of the 2001 Executive Officer Plan are comparable to the 1999 Executive Officer Plan. The bonuses deferred and the Company match under both plans are unsecured and subject to the claims of general creditors of the Company. In August 2002, Leap suspended all employee contributions to the 1999 Executive Officer Plan and the 2001 Executive Officer Plan.

      The shares of common stock issued under these plans will be cancelled on the effective date of the Plan of Reorganization.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of Leap’s Compensation Committee during the year ended December 31, 2003 were Mr. Dynes and Mr. Page. Neither Mr. Dynes nor Mr. Page has at any time been an officer or employee of Leap or any of its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      (a) See Item 5 above for information regarding securities authorized for issuance under equity compensation plans.

(b)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 31, 2004 with respect to the beneficial ownership of Leap’s common stock by: (i) each stockholder known to Leap to be the beneficial owner of more than 5% of Leap’s common stock; (ii) each Named Executive Officer (other than Susan G. Swenson, our former President and Chief Operating Officer who resigned her position with the Company in January 2004); (iii) each director; and (iv) all current executive officers and directors as a group.

	Beneficial Ownership(1)

	Number of	Percent of
5% Stockholders, Officers and Directors	Shares(2)	Total

MCG PCS, Inc.(12)	21,020,431	35.8%
Qualcomm Incorporated(3)	4,634,924	7.4%
Harvey P. White(4)(5)(6)(7)(8)	976,678	1.7%
S. Douglas Hutcheson(5)(7)(11)	161,981	*
Leonard C. Stephens(5)(6)(7)(8)	169,676	*
Glenn T. Umetsu(5)	34,421	*
Thomas J. Bernard(5)(6)(9)	257,204	*
Anthony R. Chase(5)(10)	130,049	*
Robert C. Dynes(5)	39,000	*
Thomas A. Page(5)	18,000	*
Michael B. Targoff(5)	42,000	*
All Executive Officers and Directors as a group (11 persons)	1,924,294	3.2%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders of Leap and by Schedules 13D and 13G, and amendments thereto, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned and has a business address of Leap Wireless International, Inc., 10307 Pacific Center Court, San Diego, California 92121. Applicable percentages are based on 58,704,224 shares of Leap common stock outstanding as of March 31, 2004 adjusted as required by rules promulgated by the SEC.

(2)	In addition to shares held in the individual’s sole name, this column includes shares held by the spouse and other members of the named person’s immediate household, and shares held in family trusts.

(3)	Consists partially of the right to purchase 3,375,000 shares of Leap common stock for approximately $6.11 per share, or an aggregate purchase price of $20,621,250, under a warrant. The warrant is fully exercisable and expires in September 2008. This table also reflects Qualcomm’s right to purchase approximately 770,924 shares of common stock at an exercise price of $96.80 per share, under warrants which Qualcomm purchased in Leap’s February 2000 units offering. The warrants are currently exercisable and expire on April 15, 2010. On a fully diluted basis, as of March 31, 2004, Qualcomm would own approximately 6.0% of Leap common stock upon exercise of the warrants described above. Qualcomm’s business address is 5775 Morehouse Dr., San Diego, California 92121.

(4)	Includes 250 shares held in a charitable remainder trust, 77,565 shares held in a family trust for the benefit of grandchildren and 134,530 shares held in trusts for the benefit of relatives.

(5)	Includes shares issuable upon exercise of options exercisable within 60 days of March 31, 2004 as follows: Mr. Bernard, 173,000 shares; Mr. Chase, 31,450 shares; Mr. Dynes, 39,000 shares; Mr. Hutcheson, 79,676 shares; Mr. Page, 12,000 shares; Mr. Stephens, 90,400 shares; Mr. Targoff, 42,000 shares; Mr. Umetsu, 34,421 shares; and Mr. White, 418,037 shares.

(6)	Includes shares subject to 20% annual vesting over a five-year period commencing September 24, 1999 as follows: Mr. White, 47,250 shares; Mr. Bernard, 23,625 shares; and Mr. Stephens, 18,900 shares.

(7)	Includes shares held in trust pursuant to Leap’s Executive Officer Deferred Bonus Stock Plan, which are voted at the direction of the respective officer, as follows: Mr. White, 194,348 shares; Mr. Hutcheson, 21,388 shares; and Mr. Stephens, 36,300 shares.

(8)	Includes shares held in trust pursuant to Leap’s Executive Retirement Matching Contribution Plan, which are voted at the direction of the respective officer, as follows: Mr. White, 9,955 shares; and Mr. Stephens, 15,624 shares.

(9)	Includes 5,710 shares held by Mr. Bernard’s spouse.

(10)	Includes 94,999 shares issuable upon exercise of a warrant held by Chase Telecommunications Holdings, Inc., a company through which Mr. Chase, by virtue of his position as an officer and director, has the power to vote and direct the disposition of these shares. Mr. Chase holds a 44.9% ownership interest in the warrant held by Chase Telecommunications Holdings and disclaims beneficial ownership of all but 42,645 of the 94,999 shares issuable upon exercise of the warrant.

(11)	Includes 53,500 shares held by Mr. Hutcheson in a family trust.

(12)	The address of MCG PCS, Inc. is 4915 Auburn Avenue, Suite 200, Bethesda, Maryland 20814.

Item 13.	Certain Relationships and Related Transactions

Transactions with Mr. Chase

      In March 2000, Leap acquired substantially all of the assets of Chase Telecommunications Holdings, Inc., a company partially owned and controlled by Mr. Chase. As partial consideration of that acquisition, (i) Mr. Chase entered into a consulting agreement with a wholly owned subsidiary of Leap pursuant to which Mr. Chase was to receive $250,000 per year for 5 years and was granted options to purchase 9,450 shares of

Leap common stock, (ii) Chase Telecommunications Holdings received a warrant to purchase 202,566 shares of Leap common stock for an aggregate exercise price of $1,000,000, and (iii) Chase Telecommunications Holdings received a contingent earn-out payment of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired from Chase Telecommunications Holdings during the fifth full year following the closing of the acquisition. In July 2001, Chase Telecommunications Holdings net-exercised a portion of the warrant and received 89,345 shares of Leap common stock, surrendering warrants to purchase 18,222 shares of Leap common stock in payment of the exercise price. The remaining number of shares that may be acquired upon exercise of the warrant is 94,999. Leap suspended payments on the consulting agreement with Mr. Chase in the fall of 2002 and rejected this agreement and all remaining obligations under the asset purchase agreement, including the earn-out obligations, in bankruptcy.

Transactions with MCG

      MCG was issued approximately 35.8% of the Company’s issued and outstanding stock in August 2002. As part of the Company’s settlement of its claims, the Company and MCG entered into a settlement agreement, which provides that both parties agree to dismiss their respective claims, Cricket will pay a portion of MCG’s fees and expenses and Reorganized Leap will issue to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of Reorganized Leap as of the effective date of the Plan of Reorganization. For a more detailed description of the settlement, see “Item 1. Business — Chapter 11 Proceedings Under the Bankruptcy Code — Litigation with MCG PCS, Inc.”

Transactions with Qualcomm

February 2000 Units Offering

      Qualcomm purchased $150.0 million (original purchase price) of senior discount units in Leap’s units offering in February 2000. Leap used a portion of the net proceeds from its February 2000 equity offering to repay all outstanding borrowings under its credit agreement with Qualcomm and terminated the credit agreement. As a result of Qualcomm’s participation in the units offering, however, Qualcomm remains a significant lender to Leap. Leap’s relationship with Qualcomm may also create conflicts of interest between Leap and Qualcomm. In addition, Qualcomm is not restricted from competing with Leap or directly pursuing wireless telecommunications businesses or interests which would also be attractive to Leap. The outstanding indebtedness under the Senior Discount Notes and the warrants received in the units offering will be cancelled on the effective date of the Plan of Reorganization. See Note 2 to the consolidated financial statements for a description of the treatment of the senior discount units in the Company’s bankruptcy proceedings.

Qualcomm Loan Agreement

      In January 2001, Leap entered into a secured loan agreement with Qualcomm under which Qualcomm agreed to loan Leap approximately $125.3 million to finance its acquisition of wireless licenses in the Federal Communications Commission’s broadband PCS auction completed in January 2001. In March 2001, Qualcomm funded borrowings of the full amount available under the agreement by transferring to Leap an FCC auction discount voucher, and Leap issued promissory notes in favor of Qualcomm for an aggregate principal amount of $126.6 million, representing $125.3 million for the value of the auction discount voucher and $1.3 million for a commitment fee due to Qualcomm at the initial borrowing. In August 2001, at the request of Qualcomm, Leap agreed to return the auction discount voucher to Qualcomm, cancel the $125.3 million loan and reestablish the availability for either a cash loan or a re-borrowing of the auction discount voucher in the future. The availability period for draws under this facility has terminated.

Real Estate Lease

      In July 2000, Leap entered into a sublease agreement with Qualcomm under which Leap subleased office space located in San Diego, California. The term of the agreement began on October 1, 2000 and continued on a month-to-month basis until September 14, 2002, at which time Leap entered into a lease on this building directly with the owner. Prior to entering into that lease directly with the owner, Leap paid $43,241 per month to Qualcomm under the sublease. Leap now subleases a portion of the space in this building to Qualcomm and receives approximately $8,000 per month in rent from Qualcomm.

Agreements Relating to Spin-Off Distribution

      Leap was formed as a Delaware corporation in June 1998 as a subsidiary of Qualcomm. In September 1998, Qualcomm distributed all of the common stock of Leap to Qualcomm’s stockholders as a taxable dividend. To transfer the Leap business from Qualcomm to Leap, Qualcomm entered into various agreements with Leap, some of which are described below. The agreements have been amended from time to time, including changes required by the FCC as a condition to allowing Leap to acquire specific wireless licenses.

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

      To effect the separation of the companies, Qualcomm transferred some of its businesses and ventures to us. Qualcomm also contributed to Leap $10 million in cash and other rights and assets relating to Leap’s business and ventures.

      Qualcomm’s performance as an equipment vendor was not a condition of payment to Leap under the notes and other debt transferred. Leap did not receive any intellectual property in connection with the separation of the companies, and Qualcomm retained all rights not expressly transferred regarding agreements with Leap’s subsidiaries and ventures.

      In connection with the transfer of assets and rights by Qualcomm, Leap issued a warrant to Qualcomm to purchase 5,500,000 shares of Leap common stock for $6.11 per share. In March 1999, in exchange for consideration valued at $5.4 million, Qualcomm agreed to amend the warrant to reduce the number of shares that may be acquired upon exercise of the warrant to 4,500,000. The warrant is currently exercisable. Qualcomm has agreed that it will not exercise the warrant in a manner that would cause Qualcomm and its officers and directors to collectively hold more than 15% of Leap outstanding common stock. On December 6, 2000, Qualcomm exercised a portion of the warrant and received 562,500 shares of Leap common stock for an aggregate purchase price of $3,434,766 in cash. On December 12, 2000, Qualcomm net-exercised an additional portion of the warrant and received 453,200 shares of Leap common stock, surrendering warrants to purchase 109,300 shares of Leap common stock in payment of the exercise price. After both of these exercises, the remaining number of shares which may be acquired upon exercise of the warrant is 3,375,000. The outstanding warrants will be cancelled on the effective date of the Plan of Reorganization.

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

      Leap rejected the Separation and Distribution Agreement, and the other agreements executed by Leap and Qualcomm at the time of the spin-off, in connection with Leap’s bankruptcy.

Item 14.	Principal Accountant Fees and Services

      The following table summarizes the aggregate fees billed to the Company by its independent auditors, PricewaterhouseCoopers, LLP (“PwC”), for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002

Audit fees(1)	$803	$862
Audit-related fees(2)	118	13
Tax fees(3)	393	110
All other fees(4)	149	—

Total	$1,463	$985

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” For the year ending December 31, 2003, this category includes fees related to the preparation of an employment and fee application related to providing ongoing services while the Company operates in bankruptcy, consultations on accounting for bankruptcy and other accounting matters, and the employee benefit plan audits. For the year ending December 31, 2002, this category included the employee benefit plan audits.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above. In 2003, this category included fees related to the Company’s participation in a benchmarking study on the Company’s work-force related cost structure and organization.

      In considering the nature of the services provided by PwC, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with PwC and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. The Audit Committee requires that all services performed by PwC are pre-approved prior to the services being performed. During 2003 all services were pre-approved in accordance with these procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2003

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (b) Reports on Form 8-K.

      Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, Items 3 and 7 reported, relating to the confirmation by the Bankruptcy Court of Leap’s Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003 and attaching as an exhibit thereto a Statement of Assets and Liabilities of the Company as of August 31, 2003.

      Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, Items 3 and 7 reported, relating to the updated version of the Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.

      (c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Share Purchase Agreement, dated as of June 2, 2000 among Endesa, S.A., the Registrant and Inversiones Leap Wireless Chile, S.A.
2.2(30)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.3(26)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.4(29)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.
3.1.1(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

Exhibit
Number	Description

3.2(3)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
3.3.1(6)	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant.
4.1(3)	Form of Common Stock Certificate.
4.2(7)	Letter, dated as of March 5, 1999, from Qualcomm Incorporated to the Registrant.
4.2.1(8)	Superceding Warrant, dated as of August 9, 1999, issued to Qualcomm Incorporated.
4.2.2(8)	Form of Voting Agreement, dated as of August 9, 1999, between the Registrant and various officers and directors of Qualcomm Incorporated.
4.2.3(8)	Amended and Restated Agreement Concerning Share Ownership, dated as of August 4, 1999, between the Registrant and Qualcomm Incorporated.
4.3(5)	Rights Agreement, dated as of September 14, 1998, between the Registrant and Harris Trust Company of California.
4.3.1(2)	First Amendment to Rights Agreement, dated as of February 8, 2000, between the Registrant and Harris Trust Company of California.
4.3.2(2)	Second Amendment to Rights Agreement, dated as of March 30, 2000, between the Registrant and Harris Trust Company of California.
4.3.3(22)	Third Amendment to Rights Agreement, dated as of August 28, 2002, between the Registrant and Computershare Investor Services LLC (formerly Harris Trust Company of California).
4.4(9)	Warrant Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company (including Form of Warrant Certificate).
4.5(9)	Warrant Registration Rights Agreement, dated as of February 23, 2000, by and between the Registrant and Morgan Stanley & Co. Incorporated.
4.6(9)	Trust Indenture, dated as of February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company (including Forms of Notes).
4.6.1(10)	Supplemental Indenture, dated as of June 13, 2000, by and among Cricket Merger Sub, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.6.2(23)	Supplemental Indenture, dated as of March 13, 2002, among Telephone Entertainment Network, Inc., Backwire.com, Inc., the Registrant, Cricket Communications Holdings, Inc. and State Street Bank and Trust Company.
4.6.3(28)	Limited Waiver, dated as of February 20, 2003, among the Registrant, Cricket Communications Holdings, Inc., Telephone Entertainment Network, Inc., Backwire.com, Inc. and U.S. Bank National Association (successor to State Street Bank and Trust Company).
4.7(9)	Pledge Agreement, dated as of February 23, 2000, by and between the Registrant and State Street Bank and Trust Company.
4.8(9)	Registration Rights Agreement, dated February 23, 2000, by and among the Registrant, Cricket Communications Holdings, Inc. and Morgan Stanley & Co. Incorporated.
10.1(11)	Separation and Distribution Agreement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.
10.1.1(8)	First Amendment to Separation and Distribution Agreement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.2(11)	Master Agreement Regarding Equipment Procurement, dated as of September 23, 1998, between Qualcomm Incorporated and the Registrant.

Exhibit
Number	Description

10.2.1(8)	First Amendment to Master Agreement Regarding Equipment Procurement, dated as of August 6, 1999, between the Registrant and Qualcomm Incorporated.
10.3(12)#	1998 Stock Option Plan, as amended through April 13, 1999.
10.3.1(3)#	Form of non-qualified/incentive stock option under the 1998 Stock Option Plan.
10.3.2(3)#	Form of non-qualified stock option under the 1998 Stock Option Plan granted to Qualcomm Incorporated option holders in connection with the distribution of the Registrant’s common stock.
10.4(3)#	Form of the Registrant’s 1998 Non-Employee Directors’ Stock Option Plan.
10.4.1(3)#	Form of non-qualified stock option under the 1998 Non-Employee Directors’ Stock Option Plan.
10.5(3)	Assignment and Assumption of Lease dated August 11, 1998 between Qualcomm Incorporated and Vaxa International, Inc.
10.6(3)#	Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers.
10.7(14)#	Asset Purchase Agreement, dated December 24, 1998, by and among Chase Telecommunications Holdings, Inc., Anthony Chase, Richard McDugald and the Registrant.
10.8(8)#	Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.8.1(9)#	Amendment No. 1 to 1999 Stock Option Plan of Cricket Communications, Inc. (now known as Cricket Communications Holdings, Inc.).
10.8.2(8)#	Form of non-qualified/incentive stock option under the Cricket Communications, Inc. 1999 Stock Option Plan (now known as Cricket Communications Holdings, Inc.).
10.9(10)	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.1(16)	Amendment #1 System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.2(16)	Form of Amendment to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.3(6)	Schedule to Form of Amendment to System Equipment Purchase Agreement.
10.9.4(6)	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.9.5(27)	Amended and Restated Settlement Agreement, entered into as of September 29, 2003, by and among the Registrant, Cricket Communications, Inc. and Cricket Communications Holdings, Inc., on behalf of themselves and certain other related debtors and debtors in possession whose cases are being jointly administered with the bankruptcy cases of the Registrant, Cricket and Holdings and which are listed on Exhibit “A” thereto, Cricket Performance 3, Inc. and Ericsson Wireless Communications Inc.

Exhibit
Number	Description

10.10(17)#	Executive Officer Deferred Stock Plan.
10.11(4)#	Leap Wireless International, Inc. 2000 Stock Option Plan.
10.11.1(16)#	Form of non-qualified/incentive stock option under the Leap Wireless International, Inc. 2000 Stock Option Plan.
10.12(10)	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.1(23)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.12.2(23)	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.3(24)	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.4(24)	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.12.5(27)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.
10.13(28)	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.13.1(28)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.14(10)	Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.14.1(10)	First Amendment, dated as of October 20, 2000, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent (including exhibits thereto).
10.14.2(18)	Second Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent.

Exhibit
Number	Description

10.14.3(21)	Third Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of August 28, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Nortel Networks Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.14.4(21)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of August 28, 2000, between the Registrant and Nortel Networks Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit D to the Credit Agreement, dated as of August 28, 2000, which is filed as Exhibit 10.14 hereto.)
10.15(10)	Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.15.1(18)	First Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent.
10.15.2(21)	Second Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc, the Lenders party thereto and Lucent Technologies Inc., as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.15.3(21)	First Amendment, dated as of January 27, 2000, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.15 hereto.)
10.15.4(21)	Amendment and Waiver, dated as of October 27, 2000, to the Parent Agreement, dated as of November 24, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.15 hereto.)
10.15.5(21)	Third Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of September 17, 1999, between the Registrant and Lucent Technologies, Inc., as Administrative Agent for the Lenders. (The Parent Agreement is Exhibit E to the Credit Agreement, dated as of September 20, 1999, as Amended and Restated as of October 20, 2000, which is filed as Exhibit 10.15 hereto.)
10.16(10)	Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, as Administrative Agent (including exhibits thereto). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.1(6)	Amendment No. 1 to Credit Agreement, dated as of February 5, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc. and Ericsson Credit AB, as Administrative Agent and Lender. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Exhibit
Number	Description

10.16.2(6)	Amendment No. 2 to Credit Agreement, dated as of February 28, 2001, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the lenders party thereto and Ericsson Credit AB, individually and as Administrative Agent.
10.16.3(18)	Third Amendment, dated as of September 17, 2001, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., Ericsson Credit AB, the other Lenders party thereto and the Administrative Agent thereunder.
10.16.4(21)	Fourth Amendment, dated as of March 18, 2002, to the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.16.5(21)	First Amendment, dated as of March 18, 2002, to the Parent Agreement, dated as of December 8, 2000, between the Registrant and the Administrative Agent for the Lenders (as defined in the Credit Agreement, dated as of October 20, 2000, among Cricket Communications Holdings, Inc., Cricket Communications, Inc., the Lenders party thereto and Ericsson Credit AB, as Administrative Agent). (The Parent Agreement is Exhibit C to the Credit Agreement, dated as of October 20, 2000, which is filed as Exhibit 10.16 hereto.)
10.17(16)	Loan Agreement, dated as of January 22, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent.
10.17.1(20)	First Amendment to Loan Agreement, dated August 1, 2001, by and among the Registrant, Qualcomm Incorporated, the other lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the lenders and as collateral agent for the lenders.
10.17.2(20)	ADV Assignment and Acceptance, dated as of August 1, 2001, between the Registrant and Qualcomm Incorporated.
10.17.3(16)	Pledge Agreement, dated as of January 22, 2001, between the Registrant and Citibank, N.A., as the Collateral Agent.
10.18(13)#	Leap Wireless International, Inc. 2001 Executive Officer Deferred Stock Bonus Plan.
10.19(6)#	Leap Wireless International, Inc. 2001 Non-Qualified Stock Option Plan.
10.20(25)#	Form of Severance Benefits Agreement between the Registrant, Cricket Communications, Inc. and certain officers of Leap and Cricket.
10.20.1(25)#	Schedule to form of Severance Benefits Agreement.
10.21(25)#	Severance Benefits Agreement, dated May 27, 2003, between the Registrant, Cricket Communications, Inc. and Robert J. Irving.
14.1*	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated June 2, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, as filed with the SEC on July 17, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 28, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated September 14, 1998, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, as filed with the SEC on April 14, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-64459) dated August 10, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, as filed with the SEC on April 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-64459) dated October 13, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, as filed with the SEC on July 15, 1999, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-59460) dated April 24, 2001, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, as filed with the SEC on January 14, 1999, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/ A for the fiscal year ended August 31, 1999, as filed with the SEC on December 13, 1999, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Registration Statement on Form S-8 (File No. 333-94389) dated January 11, 2000, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, as filed with the SEC on November 13, 2001, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-45388) dated March 28, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the SEC on August 14, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 29, 2002, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated August 29, 2002, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.

(25)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the SEC on September 23, 2003, and incorporated herein by reference.

(26)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(27)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the SEC on November 21, 2003, and incorporated herein by reference.

(28)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

(29)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to Leap’s Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

May 12, 2004

By:	/s/ HARVEY P. WHITE

Harvey P. White,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARVEY P. WHITE Harvey P. White	Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2004

/s/ S. DOUGLAS HUTCHESON S. Douglas Hutcheson	Chief Financial Officer Executive Vice President (Principal Financial Officer)	May 12, 2004

/s/ MANFORD LEONARD Manford Leonard	Vice President and Controller (Principal Accounting Officer)	May 12, 2004

/s/ THOMAS J. BERNARD Thomas J. Bernard	Vice Chairman and Director	May 12, 2004

/s/ ANTHONY R. CHASE Anthony R. Chase	Director	May 12, 2004

/s/ ROBERT C. DYNES Robert C. Dynes	Director	May 12, 2004

/s/ THOMAS A. PAGE Thomas A. Page	Director	May 12, 2004

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Director	May 12, 2004