Form 10-Q
period 2004-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2004-05-17
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

     The number of shares of registrant’s common stock outstanding on May 13, 2004 was 58,704,224.

LEAP WIRELESS INTERNATIONAL, INC

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2004

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$94,472	$84,070
Short-term investments	80,251	65,811
Restricted cash, cash equivalents and short-term investments	55,671	55,954
Funds distributed to Leap Creditor Trust (Note 2)	68,790	67,800
Inventories	19,042	17,680
Other current assets	46,153	39,145

Total current assets	364,379	330,460
Property and equipment, net	760,769	817,075
Wireless licenses, net	560,056	560,056
Other assets	53,447	49,252

Total assets	$1,738,651	$1,756,843

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$70,192	$64,485
Debt in default (Note 6)	74,218	74,112
Other current liabilities	71,887	68,952

Total current liabilities not subject to compromise	216,297	207,549
Other long-term liabilities	57,697	55,157

Total liabilities not subject to compromise	273,994	262,706
Liabilities subject to compromise (Note 5)	2,386,432	2,387,493
Commitments and contingencies (Notes 2 and 7)
Stockholders’ deficit:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,704,224 issued and outstanding at March 31, 2004 and December 31, 2003	6	6
Additional paid-in capital	1,155,528	1,156,410
Unearned stock-based compensation	(193)	(421)
Accumulated deficit	(2,076,461)	(2,048,431)
Accumulated other comprehensive loss	(655)	(920)

Total stockholders’ deficit	(921,775)	(893,356)

Total liabilities and stockholders’ deficit	$1,738,651	$1,756,843

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Service revenues	$169,051	$160,648
Equipment revenues	37,771	23,199

Total revenues	206,822	183,847
Operating expenses:
Cost of service (exclusive of items shown separately below)	(48,000)	(52,748)
Cost of equipment	(43,755)	(42,440)
Selling and marketing	(23,253)	(21,265)
General and administrative	(38,610)	(47,414)
Depreciation and amortization	(75,461)	(76,615)
Impairment of long-lived assets	—	(8,725)

Total operating expenses	(229,079)	(249,207)
Gains on sale of wireless licenses	—	1,472

Operating loss	(22,257)	(63,888)
Interest income	—	694
Interest expense (contractual interest expense was $66.4 million for the three months ended March 31, 2004)	(1,823)	(68,147)
Other income (expense), net	19	(268)

Loss before reorganization items and income taxes	(24,061)	(131,609)
Reorganization items, net	(2,025)	—

Loss before income taxes	(26,086)	(131,609)
Income taxes	(1,944)	(1,929)

Net loss	$(28,030)	$(133,538)

Other comprehensive loss:
Unrealized holding gains (losses) on investments, net	265	(126)

Comprehensive loss	$(27,765)	$(133,664)

Basic and diluted net loss per common share	$(0.48)	$(2.28)

Shares used in per share calculations:
Basic and diluted	58,645	58,594

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net cash provided by operating activities	$40,760	$29,181

Investing activities:
Purchase of property and equipment	(16,157)	(4,222)
Net proceeds from sale of wireless licenses	—	1,472
Purchase of investments	(33,651)	(22,440)
Sale and maturity of investments	16,850	25,254
Restricted cash, cash equivalents and investments, net	2,600	(281)

Net cash used in investing activities	(30,358)	(217)

Financing activities:
Repayment of notes payable	—	(4,365)

Net cash used in financing activities	—	(4,365)

Net increase in cash and cash equivalents	10,402	24,599
Cash and cash equivalents at beginning of period	84,070	100,860

Cash and cash equivalents at end of period	$94,472	$125,459

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The Company and Nature of Business

     Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in Cricket’s wireless communications business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket Companies.” As of March 31, 2004, the Company provided wireless service in 39 markets.

Note 2. Chapter 11 Proceedings Under the Bankruptcy Code

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

Plan of Reorganization

     On October 22, 2003, the Bankruptcy Court entered an order confirming the Company’s Fifth Amended Joint Plan of Reorganization, including certain technical amendments thereto (the “Plan of Reorganization”). Upon satisfaction of the conditions precedent to effectiveness of the Plan of Reorganization, including receipt of all required regulatory approvals from the Federal Communications Commission (the “FCC”) for the transfer of wireless licenses associated with the change of control that will occur upon the Company’s emergence from bankruptcy (which approvals must be in form and substance reasonably acceptable to the informal committee of Cricket’s senior secured vendor debtholders), the Company will emerge from Chapter 11. However, there can be no assurance that the conditions precedent to effectiveness of the Plan of Reorganization will be satisfied or that the Plan of Reorganization will become effective on a timely basis.

     It may take several months from the filing date of this report to obtain FCC approval of the change of control of the Company’s wireless licenses that will occur when it emerges from bankruptcy. If the FCC determines in connection with its review of the Company’s proposed change of control that it will no longer be qualified to hold C-Block and F-Block licenses under applicable FCC rules or that it will not be entitled to the benefits afforded to a “small business” or “very small business” when it emerges from bankruptcy: (1) the Company may forfeit its right to continue to own its C-Block and F-Block licenses for which it has not then met the FCC’s minimum coverage requirements; (2) the Company’s $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) the Company may be required to pay approximately $2-$4 million of unjust enrichment penalties. As of March 31, 2004, the carrying value of the C-Block and F-Block licenses for which the Company had not yet met the minimum coverage requirement was approximately $33.3 million. The Company expects that the FCC will approve the proposed transfer of control of its wireless licenses. However, there can be no assurance that the FCC will grant such approval or will determine that the Company will remain qualified to hold C-Block and F-Block licenses upon its emergence from bankruptcy or that it will otherwise avoid acceleration of its FCC indebtedness or other “unjust enrichment” penalties.

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

On November 3, 2003 (the “Initial Distribution Date”) or shortly thereafter:

•	Holders of allowed general unsecured claims against Leap, including the holders of Leap’s 12.5% senior notes (“Senior Notes”) and 14.5% senior discount notes (“Senior Discount Notes”), received, on a pro rata basis, beneficial interests in a creditor trust (the “Leap Creditor Trust”). The initial trustee for the beneficiaries of the Leap Creditor Trust is U.S. Bank National Association.

•	Leap transferred $67.8 million to the Leap Creditor Trust. The amount transferred has been classified as an asset in the Company’s condensed consolidated financial statements because it generally will be used to discharge general unsecured claims against Leap. This amount consisted of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments less a reserve for administrative claims and priority claims in an aggregate amount of approximately $16 million (which amount was agreed upon by the debtors and the Official Unsecured Creditors’ Committee of Leap prior to the Initial Distribution Date). In March 2004, Leap transferred an additional $990,000 to the Leap Creditor Trust in connection with the agreement with the informal committee of holders of Cricket’s senior secured vendor debt that Cricket would pay 100% of the success fee payable to the debtors’ financial advisor upon the debtors’ emergence from bankruptcy. The total transferred to the Leap Creditor Trust through March 31, 2004 was $68.8 million. At March 31, 2004, Leap had $12.9 million of cash, cash equivalents and short-term investments, all of which were included in consolidated restricted cash, cash equivalents and short-term investments in its condensed consolidated financial statements.

•	In May and November 2003, Leap paid approximately $14.1 million and $221,000, respectively, of restricted cash that secured Leap’s obligations under its Senior Notes to the indenture trustee for the holders of the Senior Notes for distribution to such holders, as permitted by an order of the Bankruptcy Court.

•	The Plan of Reorganization implemented the settlements and releases of all intercompany claims among the debtors, as well as the settlements and releases by the debtors, their estates, the holders of Leap general unsecured claims, the Official Unsecured Creditors’ Committee of Leap, the current and former holders of Cricket’s senior secured vendor debt (and the administrative agents under such facilities), and the informal committee of holders of Cricket’s senior secured vendor debt of all litigation claims that have been or may be asserted or filed by any debtor related to (1) transfers of cash or property from Leap to non-Leap debtors or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents or any other holder of a claim or interest in a non-Leap debtor, or (2) the failure to transfer cash or property from Leap to any non-Leap debtor or for the benefit of the current or former holders of Cricket’s senior secured vendor debt, the administrative agents, or any other holder of a claim or interest in a non-Leap Debtor. These releases are set forth in Section 5.05 of the Plan of Reorganization.

In addition, the following will occur on the effective date of the Plan of Reorganization:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan of Reorganization.

•	The holders of Cricket’s senior secured vendor debt claims will receive, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as of the effective date, as well as new senior secured pay-in-kind notes with an aggregate face value of $350.0 million.

•	Reorganized Leap will: (1) issue and transfer to the Leap Creditor Trust 3.5% of the issued and outstanding shares of new Leap common stock as of the effective date, for distribution to holders of allowed Leap general unsecured claims, on a pro rata basis; and (2) transfer to the Leap Creditor Trust other assets specified in the Plan of Reorganization which are to be liquidated by the Leap Creditor Trust with the cash proceeds thereof distributed to the holders of allowed Leap general unsecured claims. These other assets include a note receivable of $35.0 million that is currently in dispute with Endesa, S.A. (“Endesa”) ( Note 7), nine wireless licenses with a book value of approximately $914,000 at March 31, 2004, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at March 31, 2004, certain causes of action and

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

     The Company and the informal committee of Cricket’s senior secured vendor debtholders have agreed, pursuant to Section 8.05(e) of the Plan of Reorganization, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1) allowed administrative claims, including an estimated $55 million of cure payments in connection with assumed executory contracts and leases, and (2) allowed priority claims against the Cricket Companies through the effective date of the Plan of Reorganization. As of March 31, 2004, the Company had paid approximately $40 million of cure payments to satisfy the administrative claims of vendors whose contracts were assumed by the Company in the bankruptcy proceedings, and approximately $30 million of the $70.1 million reserve remained which is included in restricted cash, cash equivalents and short-term investments in the condensed consolidated financial statements. The Company’s estimate of cure payments could vary materially after it has finally negotiated or resolved any disputed amounts.

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

     The Company has filed schedules with the Bankruptcy Court indicating which of its executory contracts and unexpired real property leases it is assuming under the Plan of Reorganization. Unless otherwise agreed, the Company’s assumption of an executory contract or lease will require it to cure all prior defaults under the contract or lease, including all pre-petition liabilities. Under the Plan of Reorganization, any such cure amounts are the responsibility of reorganized Cricket. Unless otherwise agreed by the parties to the assumed contracts and leases, the cure amounts are to be paid by or shortly after the effective date of the Plan of Reorganization. The Company’s estimate of cure payments could vary materially after it has finally negotiated or resolved any disputed amounts. The Company’s pre-petition executory contracts and unexpired real property leases that were not listed on the assumption schedules were rejected as of October 22, 2003 (or the later date listed in a rejection schedule). As part of the bankruptcy process, the Company has successfully renegotiated numerous executory contracts and real estate leases and expects to realize substantial cost savings going forward. Parties affected by rejections of these contracts or leases were required to file claims with the Bankruptcy Court not later than December 22, 2003. The Company is evaluating these rejection claims as well as claims for pre-petition obligations filed against the debtors in the bankruptcy proceedings. Various proceedings to resolve claims against Leap are currently pending before the Bankruptcy Court.

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

     The Company expects that, upon the effective date of the Plan of Reorganization, it will implement fresh start reporting under the provisions of SOP 90-7, because the reorganization value of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of existing voting shares immediately before confirmation are expected to receive none of the voting shares of the emerging entity on a non-temporary basis. Under fresh start reporting the Company’s reorganization value will be allocated to the fair value of its assets, the Company’s liabilities will be stated at present values of amounts to be paid, the Company’s accumulated deficit will be eliminated, and the Company’s new equity will be issued according to the Plan of Reorganization.

     Reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Due to their magnitude and complexity, the fair value of certain assets, including property and equipment and wireless licenses, will be determined with the assistance of independent valuation experts.

     The Company anticipates that the implementation of fresh start reporting will have a material effect on its condensed consolidated financial statements. As a result, the condensed consolidated financial statements that the Company publishes for periods following the effective date of the Plan of Reorganization will not be comparable with those published before such plan is effective.

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

Note 3. Basis of Presentation

Interim Financial Statements

     The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on May 13, 2004. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation. These adjustments are of a normal and recurring nature except for those adjustments described in this Note and Note 2. The interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Reorganization Items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filings and are presented separately in the condensed consolidated statements of operations. For the three months ended March 31, 2004, reorganization items primarily consisted of $2.2 million of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process.

Revenues and Cost of Revenues

     For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Revenues from wireless services for customers who pay in advance are recognized as services are rendered and amounts received in advance are recorded as deferred revenue. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, activation fees are no longer considered a separate unit of accounting and must be allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three months ended March 31, 2004 totaled $5.8 million. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

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

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company assesses potential impairments to its long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

     During the three months ended March 31, 2004 and 2003, the Company recorded charges of $0 and $8.7 million, respectively, related to the disposal of certain network assets, capitalized costs and related charges associated with cell sites that the Company no longer expects to use in its business.

     The outcome of the Company’s Chapter 11 proceedings will likely adversely affect the carrying value of its long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the approach required by the impairment analysis under SFAS No. 144. The Company expects the fair value of its long-lived assets in fresh start reporting to be substantially less than their carrying value at March 31, 2004. See the “Accounting Under Chapter 11” subheading of Note 2.

Wireless Licenses

     Wireless licenses are initially recorded at cost. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At March 31, 2004 and December 31, 2003, wireless licenses to be disposed of by sale or exchange were not significant.

Impairment of Indefinite-lived Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” the Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company has chosen to conduct its annual test for impairment during the fourth quarter of each year. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

     The carrying value of the Company’s wireless licenses is likely to be reduced in the future when the Company implements the fresh start reporting provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of the Company’s wireless licenses than the approach required by the impairment analysis under SFAS No. 142. See the “Accounting Under Chapter 11” subheading of Note 2.

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

     The following table shows the effects on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net loss:
As reported	$(28,030)	$(133,538)
Add back stock-based compensation expense (benefit) included in net loss	(654)	238
Less net pro forma compensation (expense) benefit	6,677	(3,954)

Pro forma net loss	$(22,007)	$(137,254)

Basic and diluted net loss per common share:
As reported	$(0.48)	$(2.28)

Pro forma	$(0.38)	$(2.34)

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (unaudited) (in thousands):

	March 31,	December 31,
	2004	2003
Property and equipment, net:
Network infrastructure and leasehold improvements	$1,390,157	$1,385,919
Computer equipment and other	102,199	100,031
Construction-in-progress	37,472	24,723

	1,529,828	1,510,673
Accumulated depreciation	(769,059)	(693,598)

	$760,769	$817,075

Accounts payable and accrued liabilities not subject to compromise:
Trade accounts payable	$11,101	$15,300
Accrued payroll and related benefits	16,718	9,358
Other accrued liabilities	42,373	39,827

	$70,192	$64,485

Other current liabilities not subject to compromise:
Accrued taxes	$38,732	$35,747
Deferred revenue	21,865	23,532
Accrued interest	6,219	4,502
Other	5,071	5,171

	$71,887	$68,952

Supplementary Cash Flow Information (unaudited) (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$1,882
Cash paid for (provided by) reorganization activities:
Payment to Leap Creditor Trust	990	—
Payment for professional fees	1,684	—
Cure payments	30	—
Interest income	(528)	—

Supplementary Basic and Diluted Net Income (Loss) Per Common Share Information:

     Basic and diluted net loss per common share were the same for the three months ended March 31, 2004 and 2003. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (unaudited) (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Employee stock options	6,935	7,874
Non-vested restricted stock	86	113
Senior and Senior Discount Note warrants	2,830	2,830
Qualcomm warrant	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc	95	95

     Pursuant to the Plan of Reorganization, all outstanding options issued to employees and warrants to purchase Leap common stock will be cancelled in connection with the cancellation of the Company’s common stock on the effective date of the Plan of Reorganization.

Note 5. Liabilities Subject to Compromise

     Liabilities subject to compromise refer to liabilities of the Company incurred prior to the Petition Date that are with unrelated parties and, for the intercompany amounts presented in the guarantor subsidiary financial statements included in Note 8, related parties. Substantially all of the Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the condensed consolidated balance sheets. Adjustments to liabilities subject to compromise may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan of Reorganization, or other events.

     The following table summarizes the components of liabilities subject to compromise in the Company’s condensed consolidated balance sheets (unaudited) (in thousands):

	March 31,	December 31,
	2004	2003
Accounts payable and accrued liabilities	$17,358	$18,590
Debt in default subject to compromise	2,357,484	2,357,484
Other current liabilities	1,580	1,646
Other long-term liabilities	10,010	9,773

Total liabilities subject to compromise	$2,386,432	$2,387,493

Note 6. Debt in Default

Debt in Default Subject to Compromise

     Debt in default subject to compromise is summarized as follows (unaudited) (in thousands):

	March 31,	December 31,
	2004	2003
12.5% Senior Notes	$224,623	$224,623
14.5% Senior Discount Notes	504,393	504,393
Senior secured vendor credit facilities	1,618,284	1,618,284
Note payable to GLH	8,643	8,643
Qualcomm term loan	1,541	1,541

	$2,357,484	$2,357,484

     Amounts presented for the Senior Notes, the note payable to GLH and the Qualcomm term loan include principal and interest accrued through the Petition Date. Amounts presented for the Senior Discount Notes include accreted principal and interest accrued through the Petition Date. Amounts presented for the senior secured vendor credit facilities include principal, interest and fees accrued through the Petition Date.

Debt in Default Not Subject to Compromise

     Debt in default not subject to compromise at March 31, 2004 consisted entirely of debt obligations to the FCC as part of the purchase price for wireless licenses of $74.2 million (net of a $2.5 million discount). The original terms of the notes include interest rates ranging from 6.25% to 7.0% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

     The Company has classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan of Reorganization, the Company’s U.S. government financing is to be reinstated on the effective date of the Plan of Reorganization, with past due payments of principal and accrued interest due and payable on such date.

Note 7. Commitments and Contingencies

     The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. Because the Company obtained many of its wireless licenses from third parties subject to existing coverage requirements, some of the Company’s wireless licenses, with an aggregate carrying value of approximately $44.2 million at March 31, 2004, have initial coverage deadlines in 2004 that the Company had not yet met. Generally, however, the Company is not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses with an aggregate carrying value of approximately $209,000, have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed the Company that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. The Company generally intends to either satisfy the coverage requirements or sell or otherwise transfer the material wireless licenses for which it has not yet satisfied the minimum coverage requirement before the deadline. The Company estimates that it could cost up to $5.4 million to meet the coverage requirements for the Company’s wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). There can be no guarantee that the Company will be able to satisfy the coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with these coverage requirements could cause the revocation of some of the Company’s wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in the condensed consolidated financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses with initial coverage deadlines in 2004. Any subsequent expiration of such wireless licenses could have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

     On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

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

     On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the Company to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by the Company to the FCC as reinstated upon its emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving the settlement, and that order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to the Company’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of March 31, 2004, no objections to Leap’s transfer applications had been filed with the FCC. As of March 31, 2004, no adjustments have been made in the Company’s condensed consolidated financial statements related to the ultimate outcome of this matter.

     American Wireless Group, LLC (“AWG”) has filed a claim for $28 million against Leap in the Bankruptcy Court based on the same general claims made by the plaintiffs in the AWG Lawsuit, as discussed below. On October 6, 2003, Leap filed an action in the Bankruptcy Court against AWG and certain of its members seeking to subordinate AWG’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. AWG agreed to subordinate its claim and on March 8, 2004 the Bankruptcy Court entered its order approving the Stipulation and Consent Judgment subordinating AWG’s claim.

     From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A. (“Smartcom”), a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa, S.A., (“Endesa”) a Spanish company. Leap has a $35.0 million promissory note payable by Endesa as of June 2, 2001. That note is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $49.0 million against Leap for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 and Leap expects it to remain unpaid until the issues related to the claims are resolved. Proceedings relating to the resolution of these claims were initiated by Endesa in June 2001 and remain pending before the 19th Civil Court of Santiago in the Republic of Chile. Leap believes Endesa’s claims are without merit, and is defending Endesa’s lawsuit and therefore has made no provisions against the value of the note in its condensed consolidated financial statements. Management of Leap believes that the ultimate outcome of this matter will not have a material adverse effect on Leap’s consolidated financial position or results of operations. Leap also filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to collect the amount due under the note. On March 11, 2004, the Bankruptcy Court rendered a decision to abstain from taking any further action in the matter before it. The Bankruptcy Court stayed that action and lifted the automatic stay so that the litigation could proceed in Chile. The order became effective March 21, 2004. However the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note and Endesa is precluded from seeking any affirmative relief against Leap. In accordance with the Plan of Reorganization, the note will be transferred to the Leap Creditor Trust on the effective date.

     Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). On May 23, 2003, the plaintiffs filed an amended complaint which named only Harvey White and Susan Swenson as defendants. The amended complaint alleges that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its consolidated financial statements. The amended complaint also claims that misrepresentations were made regarding certain business metrics related to the operation of Leap’s subsidiary, Cricket Communications. The complaint seeks an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class has yet been certified in the lawsuit. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by Leap or the defendants were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. Plaintiffs filed an opposition to the motion to dismiss and the defendants have filed a reply. The court has taken the matter under submission and will decide the motion based on the papers filed. Although Leap is not a defendant in the case, plaintiffs continue to pursue the individual defendants. The two named defendants have asserted claims for indemnity against the debtors, including Leap. Management believes that the liability, if any, from the indemnity claims filed by the defendants against the Company is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of March 31, 2004 related to this contingency.

     On December 31, 2002, several members of AWG filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “Whittington Lawsuit”). Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 of Leap shares to MCG. Plaintiffs claim that the result in the arbitration and subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16,

2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. The named defendants have asserted claims of indemnity against the debtors, including Leap.

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

     A new judge was recently appointed in the Whittington and AWG Lawsuits. As a result, delays may occur before the pending motions are decided. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims filed by the defendants against the debtors is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of March 31, 2004 related to these contingencies.

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

     In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc., including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant to purchase 202,566 shares of Leap common stock at an aggregate exercise price of $1.0 million (of which 94,999 shares remain exercisable at March 31, 2004), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The obligation to pay the contingent earn-out payment was generally assigned to and assumed by Cricket in 1999. However, the Company rejected all remaining obligations under the asset purchase agreement, including the earn-out obligations, in bankruptcy.

     The Company is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of March 31, 2004 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

     In addition to the monthly fees paid by the Company to the financial advisor to the Official Unsecured Creditors’ Committee of Leap and the financial advisor to the informal committee of Cricket’s senior secured vendor debtholders, the Company has agreed to pay up to $7.0 million to these advisors and the Company’s financial advisor upon the effectiveness of the Plan of Reorganization.

Note 8. Subsidiary Guarantee

     The Company’s Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings, Inc., Backwire.com, Inc. and Telephone Entertainment Network, Inc., all of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

Balance Sheet Information as of March 31, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$94,472	$—	$94,472
Short-term investments	—	—	80,251	—	80,251
Restricted cash, cash equivalents and short-term investments	12,928	—	42,743	—	55,671
Funds distributed to Leap Creditor Trust	68,790	—	—	—	68,790
Inventories	—	—	19,042	—	19,042
Other current assets	434	—	45,719	—	46,153

Total current assets	82,152	—	282,227	—	364,379
Property and equipment, net	2,102	—	758,667	—	760,769
Investment in subsidiaries	(273,410)	(804,779)	—	1,078,189	—
Wireless licenses, net	914	—	559,142	—	560,056
Other assets	38,833	13	14,601	—	53,447

Total assets	$(149,409)	$(804,766)	$1,614,637	$1,078,189	$1,738,651

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,892	$—	$67,300	$—	$70,192
Debt in default	—	—	74,218	—	74,218
Other current liabilities	3,288	—	68,599	—	71,887

Total current liabilities not subject to compromise	6,180	—	210,117	—	216,297
Other long-term liabilities	21,951	—	35,746	—	57,697

Total liabilities not subject to compromise	28,131	—	245,863	—	273,994
Liabilities subject to compromise	744,235	4,458	1,650,464	(12,725)	2,386,432
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,155,528	730,332	1,316,050	(2,046,382)	1,155,528
Unearned stock-based compensation	(193)	—	(193)	193	(193)
Accumulated deficit	(2,076,461)	(1,539,556)	(1,596,558)	3,136,114	(2,076,461)
Accumulated other comprehensive loss	(655)	—	(989)	989	(655)

Total stockholders’ deficit	(921,775)	(809,224)	(281,690)	1,090,914	(921,775)

Total liabilities and stockholders’ deficit	$(149,409)	$(804,766)	$1,614,637	$1,078,189	$1,738,651

Balance Sheet Information as of December 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$84,070	$—	$84,070
Short-term investments	—	—	65,811	—	65,811
Restricted cash, cash equivalents and short-term investments	13,841	—	42,113	—	55,954
Funds distributed to Leap Creditor Trust	67,800	—	—	—	67,800
Inventories	—	—	17,680	—	17,680
Other current assets	668	—	38,477	—	39,145

Total current assets	82,309	—	248,151	—	330,460
Property and equipment, net	2,515	—	814,560	—	817,075
Investments in subsidiaries	(248,931)	(774,970)	—	1,023,901	—
Wireless licenses, net	914	—	559,142	—	560,056
Other assets	39,562	28	9,662	—	49,252

Total assets	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,162	$—	$62,323	$—	$64,485
Debt in default	—	—	74,112	—	74,112
Other current liabilities	3,271	—	65,681	—	68,952

Total current liabilities not subject to compromise	5,433	—	202,116	—	207,549
Other long-term liabilities	20,023	—	35,134	—	55,157

Total liabilities not subject to compromise	25,456	—	237,250	—	262,706
Liabilities subject to compromise	744,269	4,541	1,651,374	(12,691)	2,387,493
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,410	730,332	1,316,777	(2,047,109)	1,156,410
Unearned stock-based compensation	(421)	(69)	(352)	421	(421)
Accumulated deficit	(2,048,431)	(1,509,746)	(1,572,484)	3,082,230	(2,048,431)
Accumulated other comprehensive loss	(920)	—	(1,050)	1,050	(920)

Total stockholders’ deficit	(893,356)	(779,483)	(257,109)	1,036,592	(893,356)

Total liabilities and stockholders’ deficit	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

Statement of Operations Information for the Three Months Ended March 31, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Service revenues	$—	$—	$169,051	$—	$169,051
Equipment revenues	—	—	37,771	—	37,771

Total revenues	—	—	206,822	—	206,822

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(55,558)	7,558	(48,000)
Cost of equipment	—	—	(43,755)	—	(43,755)
Selling, general and administrative	(763)	—	(61,100)	—	(61,863)
Depreciation and amortization	(414)	—	(75,047)	—	(75,461)

Total operating expenses	(1,177)	—	(235,460)	7,558	(229,079)

Operating loss	(1,177)	—	(28,638)	7,558	(22,257)
Equity in net loss of subsidiaries	(24,074)	(29,810)	—	53,884	—
Interest expense	—	—	(1,823)	—	(1,823)
Other income (expense), net	19	—	7,558	(7,558)	19

Loss before reorganization items and income taxes	(25,232)	(29,810)	(22,903)	53,884	(24,061)
Reorganization items	(869)	—	(1,156)	—	(2,025)

Loss before income taxes	(26,101)	(29,810)	(24,059)	53,884	(26,086)
Income taxes	(1,929)	—	(15)	—	(1,944)

Net loss	$(28,030)	$(29,810)	$(24,074)	$53,884	$(28,030)

Statement of Operations Information for the Three Months Ended March 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Service revenues	$—	$—	$160,648	$—	$160,648
Equipment revenues	—	—	23,199	—	23,199

Total revenues	—	—	183,847	—	183,847

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(60,013)	7,265	(52,748)
Cost of equipment	—	—	(42,440)	—	(42,440)
Selling, general and administrative	(3,809)	—	(64,870)	—	(68,679)
Depreciation and amortization	(594)	—	(76,021)	—	(76,615)
Impairment of long-lived assets	—	—	(8,725)	—	(8,725)

Total operating expenses	(4,403)	—	(252,069)	7,265	(249,207)
Gain on sale of wireless license	—	—	1,472	—	1,472

Operating loss	(4,403)	—	(66,750)	7,265	(63,888)
Equity in net loss of subsidiaries	(99,236)	(106,069)	—	205,305	—
Interest income	360	—	334	—	694
Interest expense	(28,133)	—	(40,014)	—	(68,147)
Other income (expense), net	(197)	—	7,194	(7,265)	(268)

Loss before income taxes	(131,609)	(106,069)	(99,236)	205,305	(131,609)
Income taxes	(1,929)	—	—	—	(1,929)

Net loss	$(133,538)	$(106,069)	$(99,236)	$205,305	$(133,538)

Cash Flow Information for the Three Months Ended March 31, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(877)	$—	$41,637	$—	$40,760

Investing activities:
Purchase of property and equipment	—	—	(16,157)	—	(16,157)
Purchase of investments	(2,265)	—	(31,386)	—	(33,651)
Sale and maturity of investments	—	—	16,850	—	16,850
Restricted cash, cash equivalents and investments, net	3,142	—	(542)	—	2,600

Net cash provided by (used in) investing activities	877	—	(31,235)	—	(30,358)

Net increase in cash and cash equivalents	—	—	10,402	—	10,402
Cash and cash equivalents at beginning of period	—	—	84,070	—	84,070

Cash and cash equivalents at end of period	$—	$—	$94,472	$—	$94,472

Cash Flow Information for the Three Months Ended March 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$15,107	$—	$14,074	$—	$29,181

Investing activities:
Purchase of property and equipment	—	—	(4,222)	—	(4,222)
Net proceeds from sale of wireless license	—	—	1,472	—	1,472
Purchase of investments	(8,836)	—	(13,604)	—	(22,440)
Sale and maturity of investments	7,387	—	17,867	—	25,254
Restricted cash, cash equivalents and investments, net	(105)	—	(176)	—	(281)
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	(1,463)	—	1,246	—	(217)

Financing activities:
Repayment of long-term debt	—	—	(4,365)	—	(4,365)

Net cash used in financing activities	—	—	(4,365)	—	(4,365)

Net increase in cash and cash equivalents	13,644	—	10,955	—	24,599
Cash and cash equivalents at beginning of period	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of period	$50,319	$—	$75,140	$—	$125,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. Leap refers to Leap Wireless International, Inc., Cricket refers to Cricket Communications, Inc. Cricket and the subsidiaries of Cricket and Leap that hold assets that are used in the Cricket business or that hold assets pledged as security under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the Cricket Companies. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2004 population estimates provided by Claritas Inc.

     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on May 13, 2004.

     Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of Leap’s future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	limitations on our ability to predict the future performance and actions of Leap because we will have new stockholders and a new Board of Directors if and when we emerge from bankruptcy, and we expect that a new CEO will be appointed in the near future. Changes in management or direction implemented by the new stockholders, the new Board or new management may cause actual results to differ materially from those anticipated or implied in our forward-looking statements;

•	our ability to obtain approval from the Federal Communications Commission, or FCC, for the change of control of our wireless licenses that will occur upon our emergence from bankruptcy, and our ability to successfully implement our Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, including certain technical amendments thereto, referred to herein as the Plan of Reorganization, which has been confirmed by the United States Bankruptcy Court for the Southern District of California, or the Bankruptcy Court;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases if our Plan of Reorganization does not become effective in a timely fashion;

•	the potential continuing adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket and on our ability to predict future customer growth and other key operating metrics;

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	rulings or actions by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses, or changes in our ownership that could adversely affect our status as an “entrepreneur” under FCC rules and regulations;

•	failure of network systems to perform according to expectations;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

Overview

     A new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, new management or the new stockholders will maintain our current operations or business plans. Accordingly, when reviewing the description of our business, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to our operations and business plans in the future following our emergence from bankruptcy.

     The Cricket Companies offer wireless service in the United States under the brand “Cricket®.” We market Cricket service as “Comfortable Wireless®.” On March 31, 2004, Cricket had approximately 1,538,000 customers located in 39 markets throughout the United States. These markets are located in 47 BTA’s covering a total population of approximately 25.9 million potential customers. At March 31, 2004, we owned wireless licenses covering approximately 53.8 million potential customers in 33 states.

     Cricket generates revenues from the sale of wireless services, handsets and accessories. Our service allows customers to make and receive virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. During the fourth quarter of 2003, we simplified our service offerings to offer three service plans to our new customers. Our basic Cricket service offers virtually unlimited local calls at a flat price. We also offer a plan that bundles certain additional features (such as voicemail and call waiting) at a slightly higher price. Additionally, we offer a premium plan which includes virtually unlimited local service, multiple calling features and a large block of available long distance minutes per month. We continually review our service offering portfolio and make modifications that we believe will deliver high-value services to our customers. As part of this process, on March 16, 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. See “Risk Factors — If Call Volume Under Our Cricket Flat Rate Plans Exceeds Our Expectations, Our Cost of Providing Service Could Increase, Which Could Have a Material Adverse Effect On Our Competitive Position.”

     On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization was confirmed by the Bankruptcy Court on October 22, 2003. We expect to emerge from bankruptcy promptly after the FCC approves the change of control of our wireless licenses that will occur when we emerge from bankruptcy.

     Our Plan of Reorganization implements a comprehensive financial reorganization that significantly reduces our outstanding indebtedness. In connection with the Plan of Reorganization, our long-term debt will be reduced from a book value of more than $2.4 billion to a principal amount of approximately $426.7 million as of the effective date of the Plan of Reorganization, including $350.0 million of new senior secured pay-in-kind notes that will be issued by reorganized Cricket to the holders of Cricket’s senior secured vendor debt and approximately $76.7 million of debt owed to the FCC in connection with prior wireless license auctions. Under the Plan of Reorganization, all of the outstanding shares of Leap common stock, options and warrants will be cancelled; the holders of Leap common stock, warrants and options will not receive any distributions under the Plan of Reorganization. On the effective date of the Plan of Reorganization, the new common stock of reorganized Leap will be distributed to two classes of creditors: 96.5% to the holders of Cricket’s senior secured vendor debt and 3.5% to Leap’s general unsecured creditors. Under the Plan of Reorganization, Leap’s remaining cash and certain other assets not used in the Cricket business will be transferred to the Leap Creditor Trust, the proceeds of which will be distributed to Leap’s general unsecured creditors. On November 3, 2003, Leap transferred to the Leap Creditor Trust an initial cash distribution in the amount of $67.8 million pursuant to the Plan of Reorganization. In March 2004, Leap transferred an additional $990,000 to the Leap Creditor Trust in connection with the agreement with the informal committee of holders of Cricket’s senior secured vendor debt that Cricket would pay 100% of the success fee payable to the debtors’ financial advisor upon the debtors’ emergence from bankruptcy. The total transferred to the Leap Creditor Trust through March 31, 2004 was $68.8 million.

     At March 31, 2004, we had approximately 1,538,000 customers compared to approximately 1,513,000 at March 31, 2003. Although we increased the total number of customers from the prior year, our total number of customers fluctuated from quarter to quarter in 2003. Prior to the second quarter of 2003, Cricket had not experienced a decline in total customers from one quarter to another, but in the second quarter of 2003 we lost approximately 54,000 net customers. Promotional activity resulted in a net increase in our customers of approximately 18,000 during the three months ended September 30, 2003, but during the fourth quarter of 2003, we lost approximately 4,000 net customers. During the first quarter of 2004, we experienced a net increase of approximately 65,700 customers as a result of increased promotional activity and decreased churn.

     Because of their Chapter 11 filings, Leap and the Cricket Companies are operating separately and cash flows are not being shared between Leap and Cricket. As a result, following emergence from bankruptcy, our reorganized operations will be conducted through the Cricket Companies and our reorganized liquidity and capital resources will come primarily from the assets, operations and credit of the Cricket Companies.

     During the Chapter 11 process, the Cricket Companies have achieved significant expense reductions resulting from our continued focus on minimizing costs, the renegotiation of key contracts and the rejection of executory contracts and leases deemed no longer necessary for the operation of the Cricket business. The Cricket Companies have experienced corresponding improvements in their results of operations and financial condition as well. For the three months ended March 31, 2004, consolidated net cash provided by operating activities which primarily related to the Cricket Companies was approximately $40.8 million (including $2.2 million of net cash used for reorganization activities), compared to consolidated net cash provided by operating activities of approximately $29.2 million for the comparable period of the prior year. At March 31, 2004, the Cricket Companies had approximately $174.7 million in cash, cash equivalents and short-term investments, an increase of $24.8 million compared to their $149.9 million in cash, cash equivalents and short-term investments at December 31, 2003.

     This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the financial information and the condensed consolidated financial statements included in Part I-Item 1 of this report.

Chapter 11 Proceedings Under the Bankruptcy Code

     On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization was confirmed by the Bankruptcy Court in October 2003. We expect to emerge from bankruptcy promptly after the FCC approves the change of control of our wireless licenses that will occur when we emerge from bankruptcy. For a more detailed description of our bankruptcy proceedings, see Note 2 to the condensed consolidated financial statements included in Part I-Item 1 of this report.

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

     In addition, a new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, new management or the new stockholders will maintain our current operations or business plans. Accordingly, when reviewing the descriptions of our business, the results of operations, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to our operations and business plans in the future following our emergence from bankruptcy.

      The following table presents condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Service revenues	$169,051	$160,648
Equipment revenues	37,771	23,199

Total revenues	206,822	183,847

Operating expenses:
Cost of service (exclusive of items shown separately below)	(48,000)	(52,748)
Cost of equipment	(43,755)	(42,440)
Selling and marketing	(23,253)	(21,265)
General and administrative	(38,610)	(47,414)
Depreciation and amortization	(75,461)	(76,615)
Impairment of long-lived assets	––	(8,725)

Total operating expenses	(229,079)	(249,207)
Gains on sale of wireless licenses	––	1,472

Operating loss	(22,257)	(63,888)
Interest income	––	694
Interest expense	(1,823)	(68,147)
Other income (expense), net	19	(268)

Loss before reorganization items and income taxes	(24,061)	(131,609)
Reorganization items	(2,025)	––

Loss before income taxes	(26,086)	(131,609)
Income taxes	(1,944)	(1,929)

Net loss	$(28,030)	$(133,538)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     At March 31, 2004, customers of our Cricket service were approximately 1,538,000 compared to approximately 1,513,000 at March 31, 2003. During the three months ended March 31, 2004, gross and net customer additions were approximately 207,000 and 65,700, respectively, however, the number of net additions of subscribers fluctuated on a quarterly basis in 2003. See Part I-Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Overview.” At March 31, 2004, the total potential customer base covered under our 39 operating markets was approximately 25.9 million.

     During the three months ended March 31, 2004, service revenues increased $8.4 million, or 5%, compared to the corresponding period of the prior year. During the fourth quarter of 2003, we simplified our service offerings to offer three service plans. Our basic Cricket service offers virtually unlimited local calls at a flat price and we also offer two other higher priced plans which include different levels of bundled features. We continually review our service offering portfolio and make modifications that we believe will deliver high-value services to our customers. As part of this process, on March 16, 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, these higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The effect that our higher priced service offering mix had on service revenues for the three months ending March 31, 2004, as compared to the three months ended March 31, 2003, was partially offset by a decrease in activation fees which were included in service revenues until our adoption of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003.

     During the three months ended March 31, 2004, equipment revenues increased $14.6 million, or 63%, compared to the corresponding period of the prior year. This increase was due to an increase in the number of handsets sold of approximately 61,000, or 23%, compared to the corresponding period of the prior year, an increase of $5.8 million of activation fees due to our adoption of EITF Issue No. 00-21 on July 1, 2003, at which time we began immediately recognizing activation fees as equipment revenues and an increase in our average net revenue per handset sold. We expect that the inclusion of activation fees in equipment revenues will continue on a going-forward basis in future periods.

     During the three months ended March 31, 2004, cost of service decreased $4.7 million, or 9%, compared to the corresponding period of the prior year. The decrease in cost of service was primarily attributable to a decrease of $2.6 million in our long distance costs and a decrease of $2.1 million related to network interconnection costs, each resulting from a decrease in the average number of subscribers and the renegotiation of several supply agreements during the course of our bankruptcy. In addition, we experienced a decrease of $2.1 million related to property taxes and a decrease of $1.2 million related to cell site lease costs for leases we rejected in bankruptcy. These decreases in cost of service were offset by an increase in software maintenance expenses of $1.2 million and an increase in payroll and related costs of $1.4 million.

     During the three months ended March 31, 2004, cost of equipment increased $1.3 million, or 3%, compared to the corresponding period of the prior year. The increase in cost of equipment during the three months ended March 31, 2004, resulting from the increase in the number of handsets sold as discussed above, was partially offset by a reduction in the average cost per handset.

     Equipment revenues increased 63% during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, while at the same time cost of equipment increased 3% compared to the prior period, in each case for the reasons described above. We do not believe that the different rates of increase in these amounts represent a trend in the relationship between equipment revenues and cost of equipment. Instead, we believe the difference arose in large part as a result of our adoption of EITF 00-21 on July 1, 2003, which resulted in the inclusion of activation fees in equipment revenues. When comparing periods that begin after July 1, 2003, we expect cost of equipment and equipment revenues to increase at generally similar rates, subject to future pricing changes. However, under our current handset pricing and marketing practices, which we generally expect to continue, the difference between cost of equipment and equipment revenue has narrowed from previous periods.

     For the three months ended March 31, 2004, selling and marketing expenses increased $2.0 million, or 9%, compared to the corresponding period of the prior year. The increase in selling and marketing expenses was primarily due to an increase of $3.1 million in payroll and related costs, partially offset by a decrease in advertising and related costs of $1.4 million.

     For the three months ended March 31, 2004, general and administrative expenses decreased $8.8 million, or 19%, compared to the corresponding period of the prior year. The decrease in general and administrative expenses was primarily due to a decrease of $4.0 million in legal costs reflecting the classification of costs directly related to our bankruptcy filings as reorganization costs subsequent to the Petition Date in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” a decrease in insurance costs of $0.9 million, a decrease of $0.7 million in payroll and related costs, and reductions of $1.4 million in call center costs and $1.0 million in billing costs resulting from cost reductions negotiated during the course of our bankruptcy.

     For the three months ended March 31, 2004, depreciation and amortization remained relatively constant compared to the corresponding period of the prior year. An increase in depreciation and amortization resulting from capital purchases during the three months ended March 31, 2004 was offset by an increase of computer equipment in service that has been fully depreciated. It is probable that depreciation expense will decrease significantly once we emerge from bankruptcy and apply the fresh start reporting provisions of SOP 90-7, as we expect the carrying value of our property and equipment to be reduced.

     For the three months ended March 31, 2004, interest income decreased $0.7 million, or 100%, compared to the corresponding period of the prior year. The decrease in interest income resulted from the application of SOP 90-7 which requires that we classify interest earned during our bankruptcy proceedings as a reorganization item.

     For the three months ended March 31, 2004, interest expense decreased $66.3 million, or 97%, compared to the corresponding period of the prior year. The decrease in interest expense resulted from the application of SOP 90-7 which requires that, commencing on the Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that are subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, note payable to GLH, and Qualcomm term loan. We are currently in default of all of our long-term financing agreements. See “—Liquidity and Capital Resources.”

     Reorganization items for the three months ended March 31, 2004, consisted primarily of $2.2 million of professional fees for legal, financial, advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process.

     For the three months ended March 31, 2004, income tax expense remained relatively constant as compared to the corresponding period of the prior year.

Performance Measures

     In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission, is a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with Generally Accepted Accounting Principals in the consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

     ARPU is an industry metric that measures service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless providers. For the three months ended March 31, 2004 and 2003, our consolidated ARPU was approximately $37.45 and $35.12, respectively.

     CPGA is an industry metric that represents selling and marketing costs and the loss on sale of handsets (generally defined as cost of equipment less equipment revenue), excluding costs unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs relating to handsets). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless providers. For the three months ended March 31, 2004 and 2003, our consolidated CPGA was approximately $124 and $177, respectively.

     CCU is an industry metric that measures cost of service, general and administrative costs, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs relating to handsets), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers. For the three months ended March 31, 2004 and 2003, our consolidated CCU was approximately $20.08 and $23.76, respectively.

     Churn, an industry metric that measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted average number of customers divided by the number of months during the period being measured. As noted above, customers who do not pay their first monthly bill are deducted from our gross customer additions; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless providers. For the three months ended March 31, 2004 and 2003, our consolidated churn was approximately 3.1% and 4.1%, respectively.

     The following table shows metric information for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
ARPU	$37.45	$35.12
CPGA	$124	$177
CCU	$20.08	$23.76
Churn	3.1%	4.1%

     During the first quarter of 2004, we modified our definitions of CPGA and CCU so that handset replacement and repair costs (other than warranty costs relating to handsets) are now included in the calculation of CCU and are excluded from the calculation of CPGA. We modified the definition because we decided that it was more appropriate to include these costs in CCU rather than including them in CPGA with handset costs related to the acquisition of new customers. The metric information for the three months ending March 31, 2003 presented in the table above has been calculated using the modified definitions of CPGA and CCU. As a result of the revised definitions, the CPGA and CCU metric information presented in this report and presented in future reports will not be comparable with CPGA and CCU measures calculated using the definitions in place prior to January 1, 2004. If calculated under our definitions of CPGA and CCU that existed prior to the first quarter of 2004, CPGA would have been $207, and CCU would have been $22.53, in the first quarter of 2003.

     In addition, we adopted EITF Issue No. 00-21 on July 1, 2003. Prior to the adoption of EITF Issue No. 00-21, activation fees were included in ARPU as service revenue and deferred over the estimated customer relationship period. Upon the adoption of EITF Issue No. 00-21, we began recognizing activation fees immediately as equipment revenue, which reduced ARPU and CPGA by $0.75 and $28, respectively, for the three months ended March 31, 2004, compared to the ARPU and CPGA results that would have been reflected if EITF Issue No. 00-21 had not been adopted.

Reconciliation of Non-GAAP Financial Measures

     We utilize certain financial measures, as described above, that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. Following are reconciliations of the non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

     CPGA––The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross additions and CPGA):

	Three Months Ended,
	March 31,
	2004	2003
Selling and marketing expense	$23,253	$21,265
Plus cost of equipment	43,755	42,440
Less equipment revenue	(37,771)	(23,199)
Less net loss on equipment transactions unrelated to initial customer acquisition	(3,667)	(7,627)

Total costs used in the calculation of CPGA	$25,570	$32,879
Gross additions	206,941	185,388

CPGA	$124	$177

     CCU––The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU(in thousands, except weighted-average customers and CCU):

	Three Months Ended
	March 31,
	2004	2003
Cost of service	$48,000	$52,748
Plus general and administrative expense	38,610	47,414
Plus net loss on equipment transactions unrelated to initial customer acquisition	3,667	7,627

Total costs used in the calculation of CCU	$90,277	$107,789
Weighted-average customers	1,498,449	1,512,043

CCU	$20.08	$23.76

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

     A new Board of Directors of Leap will be appointed as of the effective date of the Plan of Reorganization. We cannot assure you that the new Board of Directors, the new management or the new stockholders will maintain our current operations or business plans. Accordingly, when reviewing the description of the our business, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to our operations and business plans in the future following our emergence from bankruptcy.

Leap

     In accordance with the Plan of Reorganization, on November 3, 2003, Leap transferred to the Leap Creditor Trust a cash distribution in the amount of $67.8 million. This amount consisted of substantially all of Leap’s unrestricted cash, cash equivalents and short-term investments less a reserve for allowed administrative claims and allowed priority claims in the amount of approximately $16 million (which reserve amount was agreed upon by the debtors and the Official Unsecured Creditors’ Committee of Leap prior to such distribution). In March 2004, Leap transferred an additional $990,000 to the Leap Creditor Trust in connection with the agreement with the informal committee of holders of Cricket’s senior secured vendor debt that Cricket would pay 100% of the success fee payable to the debtors’ financial advisor upon the debtors emergence from bankruptcy. The total transferred to the Leap Creditor Trust through March 31, 2004 was $68.8 million. At March 31, 2004, Leap had $12.9 million of cash, cash equivalents and short-term investments, all of which were included in consolidated restricted cash, cash equivalents and short-term investments in our condensed consolidated financial statements. Leap currently expects that its cash, cash equivalents and short-term investments will be sufficient to cover its expenses though emergence from bankruptcy. However, because of the uncertainties related to Leap’s bankruptcy, including the ultimate date of emergence, actual expenses may vary materially from current expectations and we cannot provide assurances that Leap’s funds will be adequate to cover its expenses through emergence. These expenses may be funded only from existing cash at Leap or by funds that have been distributed to the Leap Creditor Trust but not yet distributed to creditors holding beneficial interests in the Leap Creditor Trust.

     At March 31, 2004, Leap had $224.6 million of outstanding principal under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes are stayed during the pendency of the Chapter 11 proceedings except as otherwise ordered by the Bankruptcy Court. The outstanding indebtedness under Leap’s senior notes and senior discount notes will be cancelled under the Plan of Reorganization.

     At March 31, 2004, Leap also had an $8.6 million note payable to GLH. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. During the three months ended March 31, 2004, the holder of the note foreclosed on the pledged stock of the Leap subsidiary, and Leap expects to transfer such stock to the noteholder once the FCC approves the change of control of wireless licenses associated with the foreclosure. The noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note.

     Leap has a $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom, subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa has asserted claims of up to approximately $49.0 million against Leap and its former subsidiary, Inversiones Leap Wireless Chile, S.A., for breach of representations and warranties under the purchase agreement and has notified Leap that it is offsetting the claims against the entire unpaid balance of the note. Proceedings relating to the resolution of these claims are currently pending in Chile. Leap believes Endesa’s claims are without merit and is contesting Endesa’s claims. The note matured on June 2, 2001, and Leap expects it to remain unpaid until the issues related to the claims are resolved. The note was previously held by Inversiones Leap Wireless Chile, which has been merged with and into Leap. Therefore, the $35.0 million note is owned by Leap, and the claims of Endesa are against Leap. (However, Endesa has questioned the validity of the merger.) Leap filed an action against Endesa in the Bankruptcy Court, seeking to resolve the issues related to the note in the Bankruptcy Court. In March 2004, the Bankruptcy Court stayed that action and lifted the automatic stay so that the litigation could proceed in Chile; however, the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note. In accordance with the Plan of Reorganization, the note will be transferred to the Leap Creditor Trust on the effective date of the Plan of Reorganization.

The Cricket Companies

     The Cricket Companies’ principal sources of liquidity are cash from operations and their existing cash, cash equivalents and short-term investments. As of March 31, 2004, the Cricket Companies had a total of approximately $174.7 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor debtholders. In addition, Cricket had restricted cash and cash equivalents of $42.7 million as of March 31, 2004 that have been set aside or pledged to satisfy operating obligations.

     At March 31, 2004, Cricket had $1,485.1 million of principal and $133.2 million of accrued interest and fees outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor credit facilities are stayed during the pendency of the Chapter 11 proceedings. The outstanding indebtedness under Cricket’s senior secured vendor credit facilities will be cancelled on the effective date of the Plan of Reorganization and Cricket will issue $350.0 million of new senior secured pay-in-kind notes.

     In addition, at March 31, 2004, the Cricket Companies owed approximately $76.7 million ($74.2 million, net of discount) of outstanding principal on wireless license acquisition indebtedness to the FCC. This obligation, which is secured by the wireless licenses purchased at the time the debt was incurred, is to be reinstated upon our emergence from bankruptcy. The Cricket Companies will pay the amounts then in arrears to the FCC upon their emergence from bankruptcy. At March 31, 2004, approximately $23.1 million of such indebtedness was in arrears. The arrearage will increase by approximately $5.8 million each quarter until we emerge from bankruptcy. At March 31, 2004, the Cricket Companies also had substantial general unsecured trade and other obligations.

     Following our emergence from bankruptcy, we may seek to refinance our then existing indebtedness on more favorable terms, to the extent available.

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

     On October 21, 2003, the debtors and the informal committee of Cricket’s senior secured vendor debtholders agreed, pursuant to Section 8.05(e) of the Plan of Reorganization, to establish a reserve at Cricket in the amount of $70.1 million to satisfy (1)

allowed administrative claims, including approximately $55 million of estimated cure payments in connection with assumed executory contracts and leases, and (2) allowed priority claims against the Cricket Companies through the effective date of the Plan of Reorganization. As of March 31, 2004, the Cricket Companies had paid approximately $40 million of cure payments to vendors whose contracts were assumed by the Cricket Companies in the bankruptcy proceedings, and approximately $30 million of the $70.1 million reserve remained which is included in restricted cash, cash equivalents and short-term investments in our condensed consolidated financial statements. Our estimate of cure payments could vary materially after we have finally negotiated or resolved any disputed amounts.

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

Certain Contractual Obligations, Commitments and Contingencies

     The two tables below summarize information as of March 31, 2004 regarding certain future minimum contractual obligations for the next five years and thereafter for each of Leap and the Cricket Companies. The following amounts reflect certain pre-petition obligations as of March 31, 2004. As a result of the Chapter 11 filings, the long-term debt of Leap and the Cricket Companies is in default and the obligations under such debt are immediately due and payable. Therefore, the long-term debt of Leap and the Cricket Companies has been classified as current in the tables below. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. Under Chapter 11, the rights and interests of our various creditors will be substantially altered. In addition, under Chapter 11 we will reject certain additional executory contracts and unexpired leases which will affect the amount of our liabilities. Therefore, the contractual obligations and commitments presented in the tables below do not reflect our expected cash outlays in future periods.

Leap (unaudited) (in thousands):

		Remainder of	Year Ending December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$739,200	$739,200	$—	$—	$—	$—	$—
Operating leases	1,975	952	1,023	—	—	—	—

Total	$741,175	$740,152	$1,023	$—	$—	$—	$—

(1)	Amounts shown for Leap’s long-term debt include principal and interest accrued under the facilities.

The Cricket Companies (unaudited) (in thousands)

		Remainder of	Year Ending December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt(1)	$1,701,214	$1,701,214	$—	$—	$—	$—	$—
Operating Leases	150,343	42,051	52,159	27,999	9,652	6,676	11,806
Chase earn-out(2)	41,000	—	—	41,000	—	—	—

Total	$1,892,557	$1,743,265	$52,159	$68,999	$9,652	$6,676	$11,806

(1)	Amounts shown for the Cricket Companies’ senior secured vendor credit facilities and U.S. government financing included in long-term debt, include principal, interest and fees accrued under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(2)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was generally assigned to and assumed by Cricket in 1999. We believe that the earn-out will be earned at significantly less than $41.0 million, if at all. Leap and Cricket rejected this agreement in bankruptcy.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements at March 31, 2004.

Credit Facilities and Other Financing Arrangements

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

     Cricket may redeem the outstanding notes in whole or in part at any time, in cash at a redemption price equal to: 106.5% of their principal amount plus accrued and unpaid interest during the first full year following the effective date of the Plan of Reorganization, declining gradually to 100% in the fifth full year thereafter and at any time thereafter.

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

Units Offering

     As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At March 31, 2004, Leap had $224.6 million of principal outstanding under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes have been stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior notes and the senior discount notes will be cancelled on the effective date of the Plan of Reorganization.

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

     Leap has outstanding 225,000 senior notes and 668,000 senior discount notes. Each note has a principal amount at maturity of $1,000. Except while Leap is in bankruptcy, interest on the senior notes was payable semi-annually, and would have begun accruing cash interest on April 15, 2005 with the first semi-annual interest payment due October 15, 2005. Each senior discount note had an initial accreted value of $486.68 and a principal amount at maturity of $1,000. Cricket Communications Holdings, Inc., Backwire.com Inc. and Telephone Entertainment Network, Inc. guarantee the notes. The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

Vendor Financing

     Cricket had entered into senior secured vendor credit facilities with each of Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Credit AB (and an affiliate) for the purchase of network infrastructure products and services and the financing of purchases, interest expense and other costs, and origination and commitment fees related to the credit facilities.

     Cricket is currently in default under each of its senior secured vendor credit facilities and, as a result of the bankruptcy filings, the indebtedness under these facilities has been accelerated. At March 31, 2004, Cricket had $1,618.3 million outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities have been stayed during the pendency of the Chapter 11 proceedings.

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

     Each of the credit agreements contains various covenants and conditions. The credit agreements, as amended, are filed with the SEC as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003.

Debt Obligations to the FCC and Note Payable to GLH

     The Cricket Companies have assumed debt obligations to the FCC as part of the purchase price for wireless licenses. At March 31, 2004, the Cricket Companies had $76.7 million ($74.2 million, net of discount) outstanding under their FCC debt. The original terms of the notes include interest rates ranging from 6.25% to 7.0% per annum and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations are generally stayed during the pendency of the Chapter 11 proceedings. However, under the Plan of Reorganization, our U.S. government financing is to be reinstated on the effective date of the Plan of Reorganization, with past due payments of principal and any accrued interest due and payable on such date. In addition, if in conjunction with our emergence from bankruptcy, the FCC determines that we are no longer qualified to hold C-Block and F-Block licenses under applicable FCC rules or that we are not entitled to the benefits afforded to a “small business” or “very small business” when we emerge from bankruptcy our $76.7 million of indebtedness to the FCC may become immediately due and payable.

     In April 2002, we completed the exchange of certain wireless licenses with GLH. Pursuant to the agreement, GLH assumed our FCC debt totaling $8.4 million related to certain of the wireless licenses provided in the exchange. In consideration for GLH’s assumption of the FCC debt, we provided to GLH a note payable totaling $8.4 million. The original terms of our note payable were parallel to the payment terms under the assumed FCC debt. The note is secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. During the three months ended March 31, 2004, the holder of the note foreclosed on the pledged stock of the Leap subsidiary, and Leap expects to transfer such stock to the noteholder once the FCC approves the change of control of wireless licenses associated with the foreclosure. The noteholder will have an unsecured claim against Leap in the bankruptcy proceedings for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note.

Operating Activities

     Cash provided by operating activities, net of net cash used for reorganization activities of $2.2 million, totaled $40.8 million during the three months ended March 31, 2004 compared to cash provided by operating activities of $29.2 million in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $33.2 million, combined with a change in working capital of $19.4 million, offset by net cash used for reorganization items of $2.2 million.

Investing Activities

     Cash used in investing activities was $30.4 million during the three months ended March 31, 2004 compared to cash used in investing activities of $0.2 million in the corresponding period of the prior year. Investing activities during the three months ended March 31, 2004 consisted primarily of the purchase of investments of $33.7 million and the purchase of property and equipment of $16.2 million, offset by the sale and maturity of investments of $16.9 million and the maturity of restricted cash equivalents and investments of $2.6 million. Investing activities during the three months ended March 31, 2003 consisted primarily of the purchase of investments of $22.5 million, the purchase of property and equipment of $4.2 million and the maturity of restricted cash equivalents and investments of $0.3 million, offset by the sale and maturity of investments of $25.3 million and $1.5 million in proceeds from the sale of wireless licenses.

Financing Activities

     There was no cash provided by or used in financing activities during the three months ended March 31, 2004. Cash used in financing activities in the corresponding period of the prior year was $4.4 million and consisted entirely of payments on our debt obligations to the FCC.

RISK FACTORS

Changes in Our Board of Directors, Management and Stockholders Upon Our Emergence from Bankruptcy May Lead to Significant Changes in Our Operations, Business Plans and Results

     On the effective date of the Plan of Reorganization, a new Board of Directors will be appointed for Leap and Leap will have a new stockholder base. In addition, we expect that a new CEO will be appointed in the near future. The new Board of Directors, new management or the new stockholders may change the current operations or business plans of the Company. As a result, when reviewing the description of our business, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the our operations, business plans, results and expectations following our emergence from bankruptcy.

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

Our Plan of Reorganization May Not Receive Required FCC Approval on a Timely Basis, and May Not Be Successfully Consummated

     We can complete our Plan of Reorganization only after we satisfy a number of conditions typical in reorganizations and obtain FCC approval of the change of control of our wireless licenses that will occur upon our emergence from bankruptcy. It may take several months from the filing date of this report to obtain FCC approval. If the FCC approves the change of control of our wireless licenses but determines that we will no longer be qualified to own C-Block and F-Block licenses when we emerge from bankruptcy or that we will no longer be entitled to the benefits afforded to a “small business” or “very small business” then, upon our emergence from bankruptcy: (1) we may forfeit our right to continue to own our C-Block and F-Block licenses for which we have not then met the FCC’s minimum coverage requirements; (2) our $76.7 million of indebtedness to the FCC may become immediately due and payable; and/or (3) we may be required to pay approximately $2-$4 million of unjust enrichment penalties. As of March 31, 2004, the carrying value of our C-Block and F-Block licenses for which we had not yet met the minimum coverage requirement was approximately $33.3 million.

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

We Believe Our Chapter 11 Proceedings Resulted in a Negative Public Perception of Leap and Cricket That Has Adversely Affected Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

     We believe our Chapter 11 filings negatively impacted the public perception of Leap, Cricket and their subsidiaries. Although we believe our public perception has improved substantially as a result of the continued operation of our business and the confirmation of our Plan of Reorganization, if our current and potential customers perceive us as a company with financial difficulties because of negative press articles, extensive delays in the process of receiving approval from the FCC to transfer control, or other reasons, they may decide not to purchase our products or services. At March 31, 2004, we had approximately 1,538,000 customers compared to approximately 1,513,000 at March 31, 2003. Although we increased the total number of customers from the prior year, our total number of customers fluctuated from quarter to quarter in 2003. Prior to the second quarter of 2003, Cricket had not experienced a decline in total customers from one quarter to another, but in the second quarter of 2003 we lost approximately 54,000 net customers. Promotional activity resulted in a net increase in our customers of approximately 18,000 during the three months ended September 30, 2003, but during the fourth quarter of 2003, we lost approximately 4,000 net customers. During the first quarter of 2004, we experienced a net increase of approximately 65,700 customers as a result of increased promotional activity and decreased churn. Our ability to attract and retain customers may continue to be adversely affected by our Chapter 11 proceedings, which could have a material negative impact on our liquidity and results of operations. Similarly, because of our bankruptcy filings, many of our suppliers continue to sell to us only on less favorable terms. Negative public perception could also adversely impact our future access to additional capital and have other material adverse effects on our business, results of operations and financial condition.

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

     We have long supported number portability and believe that the FCC’s order will benefit us in the long term. However, since we do not have long-term contracts, our customers are free to change service providers at any time. In contrast, many of our competitors require their customers to sign long-term contracts, which may limit their ability to transfer their number to other carriers, including Cricket. The ultimate effects of number portability are uncertain and could result in a loss of customers, although we do not believe the implementation of the FCC mandate has materially affected us. We anticipate that number portability will increase competition for customers which could adversely affect our financial results by decreasing expected customer growth and expected revenue and by increasing the costs of adding new customers.

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future

     Leap and its subsidiaries experienced net losses of $28.0 million for the three months ended March 31, 2004, $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended

December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of a reorganized Leap.

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

     We compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

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

We Had a Net Loss of Customers During the Year Ended December 31, 2003

     Although our total customers at March 31, 2004 was greater than our total customers at March 31, 2003, our total customers at December 31, 2003 were less than total customers at December 31, 2002. We believe the loss of customers occurred in large part because of our bankruptcy filing and decreased selling and marketing expenses in 2003 resulting from management’s focus on cost reduction and cash conservation during the course of our bankruptcy. We also believe that our sales declined because of the economic climate in 2003, increased competition, and the increase in the percentage of the population that already subscribes to a wireless service which makes new sales more difficult. If we do not continue to successfully increase our total customers, we will be required to revise our planned operations substantially and our future results of operations will be materially less favorable than if we were able to increase our customer base.

If We Experience a High Rate of Customer Turnover, Our Ability to Become Profitable Will Decrease

     Customer turnover, referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term contracts, our service is available to a broader income base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to make calls while outside of the local calling area, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the marketing costs required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

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

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business

     We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. We do not, however, generally provide employment contracts to our employees and the uncertainties associated with our bankruptcy have caused many employees to consider or pursue alternative employment. Since we announced reorganization discussions and filed for Chapter 11, we have experienced higher than normal employee turnover, including turnover of individuals at the president, chief operating officer, senior vice president, vice president and other management levels. In addition, in connection with the change of control that will occur when we emerge from bankruptcy, we expect that a new CEO will be appointed in the near future to replace our existing CEO, Harvey P. White. The loss of key individuals, and particularly the cumulative effect of such losses, may have a material, adverse impact on our ability to manage and operate our business. We also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filings, which could also adversely affect our business operations and financial condition.

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

We Rely Heavily on Third Parties to Provide Specialized Services; A Failure by Such Parties to Provide the Agreed Services Could Materially Adversely Affect Our Operations and Financial Condition

     We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. For example, we rely on Lucent Technologies Inc., Nortel Networks Inc. and Ericsson Wireless Communications, Inc. to provide us with replacement parts for our networks, to help us maintain our telecommunications network software, and to update that software, including updates that allow us to comply with governmental regulatory mandates relating to matters like number portability and the Communications Assistance for Law Enforcement Act (CALEA). We also rely on specialized vendors to assist us in operating customer call centers and generating and distributing customers’ bills. In addition, we rely on handset vendors to supply us with handsets for our customers, and on third-party retailers to sell our handsets to a majority of our new customers. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Some vendors, including software vendors, are the exclusive sources of their products. Further, because of the time lags associated with transferring complex responsibilities from one vendor to another, the disruption to our business could materially affect our operations and financial condition even if alternative vendors were available to eventually replace any vendor that failed to provide the services we contracted to receive.

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

     Cricket customers currently use their handsets approximately 1,500 minutes per month, and some markets are experiencing substantially higher call volumes. We design our networks to accommodate this expected high call volume. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Additional Impairment Charges

     During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if (a) future consolidation in the wireless industry allowed or required carriers to sell significant portions of their wireless spectrum holdings, or (b) a sudden large sale of spectrum by one or more wireless providers, such as NextWave Telecom, Inc., occurs. In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. If the market value of wireless licenses were to decline significantly in the future, the value of our wireless licenses could be subject to further non-cash impairment losses in the future.

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

Because our Consolidated Financial Statements Will Reflect Fresh Start Reporting Adjustments Made Upon Our Emergence from Bankruptcy, Financial Information Reflecting Our Future Results of Operations and Financial Condition Will Not Be Comparable to Prior Periods

     As a result of adopting fresh start reporting, the book values of our wireless licenses and our long-lived assets and the related depreciation and amortization expense, among other things, will change considerably from that reflected in our historical consolidated financial statements. Our future results will not be comparable to the historical consolidated statement of operations data included in this report. Once we emerge from bankruptcy, you will not be able to compare certain information reflecting our results of operations and financial condition to those for periods prior to our emergence from bankruptcy without making adjustments for fresh start reporting.

We May Not Satisfy the Coverage Deadlines and Geographic Coverage Requirements Applicable to Our Wireless Licenses, Which May Result in the Revocation of Some of Our Wireless Licenses or the Imposition of Fines and/or Other Sanctions

     Our wireless licenses include provisions that require us to satisfy certain coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one third of the population within five years and two thirds of the population within ten years. Some of our wireless licenses, with an aggregate carrying value of approximately $44.2 million at March 31, 2004, have initial coverage deadlines in 2004 that we had not yet met. We generally intend to either satisfy the minimum coverage requirements or sell or otherwise transfer the material wireless licenses for which we have not yet met the minimum coverage requirements before the deadline. Generally, however, we are not attempting to satisfy the coverage requirements or sell any of the wireless licenses that are to be transferred to the Leap Creditor Trust. Four of these wireless licenses, with an aggregate carrying value of approximately $209,000, have initial coverage deadlines in 2004. Representatives of the Leap Creditor Trust have informed us that they are arranging for the sale of these licenses and they do not wish Leap to expend funds to meet the minimum coverage requirement. We estimate that it could cost up to $5.4 million to meet the coverage requirements for our wireless licenses with initial coverage deadlines in 2004 that have not yet been met (excluding the licenses to be transferred to the Leap Creditor Trust). We cannot assure you that we will be able to satisfy the minimum coverage requirements or sell or transfer the wireless licenses before the deadline. Failure to comply with the FCC’s coverage requirements could cause the revocation of some of our wireless licenses or the imposition of fines and/or other sanctions. No adjustments have been recorded in our condensed consolidated financial statements regarding the potential inability to satisfy the coverage requirements for the wireless licenses that may expire in the near future. Any subsequent expiration of these wireless licenses could have a material adverse effect on our condensed consolidated financial position and results of operations.

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

     Hedging Policy. We have previously entered into interest rate cap agreements designed to fix or limit a portion of the interest cost to Cricket (and the Leap subsidiaries that guarantee the senior secured vendor credit facilities). However, these credit facilities ceased accruing interest on the Petition Date. These interest rate cap agreements expired in March 2004. Prior to their expiration, they were accounted for at fair value and had no carrying value. The interest rate cap agreements do not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

     (b) Changes in Internal Controls

     There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Bankruptcy Proceedings

     On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

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

     On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the debtors to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by the Company to the FCC as reinstated upon its emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving the settlement, and that order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to the Leap’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of March 31, 2004, no objections to Leap’s transfer applications had been filed with the FCC. As of March 31, 2004, no adjustments have been made in our condensed consolidated financial statements related to the ultimate outcome of this matter.

     American Wireless Group, LLC, or AWG, has also filed a claim for $28 million against Leap in the Bankruptcy Court based on the same general claims made by the plaintiffs in the AWG Lawsuit described below. On October 6, 2003, Leap filed an action in the Bankruptcy Court against AWG and certain of its members seeking to subordinate AWG’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. AWG agreed to subordinate its claim and on March 8, 2004 the Bankruptcy Court entered its order approving the Stipulation and Consent Judgment subordinating AWG’s claim.

     For a more detailed description of our bankruptcy proceedings, see Note 2 to the condensed consolidated financial statements included in Part I-Item 1 of this report.

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

     On December 31, 2002, several members of AWG filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 of Leap shares to MCG. Plaintiffs claim that the result in the arbitration and subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. The named defendants have asserted claims of indemnity against the debtors, including Leap.

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

     Leap is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot be determined with certainty. However, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s condensed consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At March 31, 2004, Leap had $224.6 million of principal outstanding under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes have been stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior notes and the senior discount notes will be cancelled on the effective date of the Plan of Reorganization.

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

     Leap’s wholly owned subsidiary, Cricket Communications, Inc., previously entered into senior secured vendor credit facilities with each of Lucent, Nortel and Ericsson Credit AB to finance Cricket’s purchase of network infrastructure products and services from Lucent, Nortel and an affiliate of Ericsson Credit AB plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities has been accelerated. As of March 31, 2004, Cricket was in default under the senior secured vendor credit facilities by approximately $1,618.3 million in accreted value of principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and payments of amounts owing under the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings. See Part I-Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit
10.12.6*	Amendment No. 6 to the Amended and Restated System Equipment Purchase Agreement between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of February 4, 2004. Portions of this Exhibit (indicated with an asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 14b-2 under the Securities Exchange Act of 1934.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

LEAP WIRELESS INTERNATIONAL, INC.
Date: May 17, 2004	By:	/s/ HARVEY P. WHITE
Harvey P. White
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 17, 2004	By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Financial Officer (Principal Financial Officer)