Form 10-Q
period 2004-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2004-08-12
CIK 1065049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

      The number of shares of registrant’s common stock outstanding on August 6, 2004 was 58,704,224.

LEAP WIRELESS INTERNATIONAL, INC

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands)

	June 30,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$138,581	$84,070
Short-term investments	83,748	65,811
Restricted cash, cash equivalents and short-term investments	44,462	55,954
Funds distributed to Leap Creditor Trust (Note 2)	68,790	67,800
Inventories	31,219	17,680
Other current assets	38,335	39,145

Total current assets	405,135	330,460
Property and equipment, net	698,644	817,075
Wireless licenses, net	561,630	560,056
Other assets	53,946	49,252

Total assets	$1,719,355	$1,756,843

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$61,795	$64,485
Debt in default (Note 6)	74,779	74,112
Other current liabilities	61,282	54,923

Total current liabilities not subject to compromise	197,856	193,520
Other long-term liabilities	60,355	55,157

Total liabilities not subject to compromise	258,211	248,677
Liabilities subject to compromise (Note 5)	2,401,438	2,401,522
Commitments and contingencies (Notes 2 and 7)
Stockholders’ deficit:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 300,000,000 shares; $.0001 par value, 58,704,224 issued and outstanding at June 30, 2004 and December 31, 2003	6	6
Additional paid-in capital	1,155,237	1,156,410
Unearned stock-based compensation	(72)	(421)
Accumulated deficit	(2,094,606)	(2,048,431)
Accumulated other comprehensive loss	(859)	(920)

Total stockholders’ deficit	(940,294)	(893,356)

Total liabilities and stockholders’ deficit	$1,719,355	$1,756,843

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Service revenues	$172,025	$162,415	$341,076	$323,063
Equipment revenues	33,676	23,229	71,447	46,428

Total revenues	205,701	185,644	412,523	369,491

Operating expenses:
Cost of service (exclusive of items shown separately below)	(47,827)	(53,321)	(95,827)	(106,069)
Cost of equipment	(40,635)	(41,366)	(84,390)	(83,806)
Selling and marketing	(21,939)	(22,478)	(45,192)	(43,743)
General and administrative	(33,922)	(40,569)	(72,532)	(87,983)
Depreciation and amortization	(76,026)	(74,537)	(151,487)	(151,152)
Impairment of indefinite-lived intangible assets	—	(171,140)	—	(171,140)
Impairment of long-lived assets and related charges	(360)	(9,913)	(360)	(18,638)

Total operating expenses	(220,709)	(413,324)	(449,788)	(662,531)
Gains on sale of wireless licenses	—	—	—	1,472

Operating loss	(15,008)	(227,680)	(37,265)	(291,568)
Interest income	—	85	—	779
Interest expense (contractual interest expense was $67.2 million and $61.8 million for the three months ended June 30, 2004 and 2003, respectively, and $133.6 million and $122.7 million for the six months ended June 30, 2004 and 2003, respectively)	(1,908)	(11,804)	(3,731)	(79,951)
Other income (expense), net	(615)	100	(596)	(168)

Loss before reorganization items and income taxes	(17,531)	(239,299)	(41,592)	(370,908)
Reorganization items, net	1,313	(2,368)	(712)	(2,368)

Loss before income taxes	(16,218)	(241,667)	(42,304)	(373,276)
Income taxes	(1,927)	(2,052)	(3,871)	(3,981)

Net loss	$(18,145)	$(243,719)	$(46,175)	$(377,257)

Other comprehensive loss:
Unrealized holding gains (losses) on investments, net	(204)	211	61	85

Comprehensive loss	$(18,349)	$(243,508)	$(46,114)	$(377,172)

Basic and diluted net loss per common share	$(0.31)	$(4.16)	$(.79)	$(6.44)

Shares used in per share calculations:
Basic and diluted	58,622	58,595	58,621	58,595

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating activities:
Net cash provided by operating activities	$49,175	$54,031	$89,935	$83,212

Investing activities:
Purchase of property and equipment	(14,261)	(14,733)	(30,418)	(18,955)
Net proceeds from sales of wireless licenses	—	—	—	1,472
Purchase of investments	(37,118)	(33,789)	(70,769)	(56,229)
Sale and maturity of investments	34,943	29,737	51,793	54,991
Restricted cash, cash equivalents and short-term investments, net	11,370	14,037	13,970	13,756

Net cash used in investing activities	(5,066)	(4,748)	(35,424)	(4,965)

Financing activities:
Repayment of long-term debt	—	—	—	(4,365)
Issuance of common stock	—	50	—	50

Net cash provided by (used in) financing activities	—	50	—	(4,315)

Net increase in cash and cash equivalents	44,109	49,333	54,511	73,932
Cash and cash equivalents at beginning of period	94,472	125,459	84,070	100,860

Cash and cash equivalents at end of period	$138,581	$174,792	$138,581	$174,792

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Cricket Communications Holdings, Inc. (“Cricket Communications Holdings”). Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in Cricket’s wireless communications business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket Companies.” As of June 30, 2004, the Company provided wireless service in 39 markets.

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

Plan of Reorganization

      On October 22, 2003, the Bankruptcy Court entered an order confirming the Company’s Fifth Amended Joint Plan of Reorganization, including certain technical amendments thereto (the “Plan of Reorganization”). Upon satisfaction of the conditions precedent to effectiveness of the Plan of Reorganization, the Company will emerge from Chapter 11. On August 5, 2004, the Company received all required regulatory approvals from the Federal Communications Commission (the “FCC”) for the transfer of wireless licenses associated with the change of control that will occur upon the Company’s emergence from bankruptcy. The Company expects, but cannot guarantee, that it will satisfy the remaining conditions to the effectiveness of its Plan of Reorganization and emerge from Chapter 11 in the very near future.

      In its order approving the change of control of the Company’s wireless licenses, the FCC denied Leap’s request for a waiver of certain FCC regulations relating to Leap’s status as a “small business” or “very small business,” and determined that Leap would not be a “small business” or “very small business” following its emergence from bankruptcy. As a result of the FCC’s order, and a concurrent settlement agreement between Cricket and certain license subsidiaries and the FCC, the Company is required to pay to the FCC on the effective date of the Plan of Reorganization approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of the Company’s FCC debt, and approximately $278,000 of unjust enrichment penalties. The order and settlement agreement also require the applicable license subsidiaries to repay approximately $40 million in principal amounts that will remain outstanding on the effective date of the Plan of Reorganization, plus accrued interest, to the FCC in installments scheduled for April and July 2005. The Company also agreed in the settlement agreement to use reasonable efforts to complete a debt offering on or prior to January 31, 2005 generating net proceeds sufficient to repay the $350 million of senior secured pay-in-kind notes that the Company will issue upon its emergence from bankruptcy and the Company’s indebtedness to the FCC. The Company must repay its debt to the FCC with the net proceeds of any debt offering, but only to the extent that such net proceeds exceed the amount necessary to repay the $350 million of senior secured pay-in-kind notes. While the FCC’s order is effective upon its release, parties may appeal or seek reconsideration of the order until September 14, 2004.

      The Plan of Reorganization implements a comprehensive financial reorganization that will significantly reduce the Company’s total outstanding indebtedness. In connection with the Plan of Reorganization, the Company’s current long-term debt will be reduced from a book value of more than $2.4 billion to an initial principal amount of approximately $390 million, consisting of the $350 million of senior secured pay-in-kind notes to be issued on the effective date of the Plan of Reorganization and approximately $40 million of remaining indebtedness to the FCC (net of repayment of $45 million of principal and interest to the FCC on the effective date of the Plan of Reorganization). Following is a summary of the material actions that will occur as of the effective date of the Plan of Reorganization:

•	All of the outstanding shares of Leap common stock, warrants and options will be cancelled. The holders of Leap common stock, warrants and options will not receive any distributions under the Plan of Reorganization. Leap will issue 60 million shares of new Leap common stock to two classes of the Company’s creditors, the members of which will become Leap’s new shareholders.

•	The holders of Cricket’s senior secured vendor debt claims will receive, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock as well as new senior secured pay-in-kind notes with an aggregate face value of $350.0 million.

•	Reorganized Leap will issue 3.5% of its outstanding shares of new Leap common stock to the Leap Creditor Trust for distribution to holders of allowed Leap general unsecured claims on a pro rata basis; and will transfer other assets as specified in the Plan of Reorganization which are to be liquidated by the Leap Creditor Trust, with the cash proceeds from such liquidation to be distributed to the holders of allowed Leap general unsecured claims. These other assets include a note receivable of $35.0 million that is currently in dispute with Endesa, S.A. (“Endesa”) ( Note 7), nine wireless licenses with a book value of approximately $1.1 million at June 30, 2004, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at June 30, 2004, certain causes of action, and approximately $2.3 million of reimbursement from Cricket for cash deposits previously made by Leap in connection with contracts that will be assumed by Leap in the bankruptcy proceedings. As of June 30, 2004, Leap also had transferred $68.8 million of funds to the Leap Creditor Trust to be distributed to holders of allowed Leap general unsecured claims.

•	Certain executory contracts and unexpired leases will be assumed by the reorganized debtors. Reorganized Cricket will pay all cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket will receive de minimus or no distributions in respect of their claims and holders of general unsecured claims against the other subsidiaries of Leap and Cricket will receive no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, will be cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $739.2 million net book value of debt outstanding under Leap’s 12.5% senior notes (“Senior Notes”), 14.5% senior discount notes (“Senior Discount Notes”), the note payable to GLH, Inc. (“GLH”) and the Qualcomm Incorporated (“Qualcomm”) term loan.

•	The Company is required to pay to the FCC approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of the Company’s FCC debt, and approximately $278,000 of unjust enrichment penalties.

      Also on the effective date of the Plan of Reorganization, Leap, Cricket and their subsidiaries will implement certain restructuring transactions intended to streamline their corporate structure. As a result, Cricket will own 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies, and reorganized Leap will own 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries.

      Any cash held in reserve by Leap immediately prior to the effective date of the Plan of Reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap, will be distributed to the Leap Creditor Trust.

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

Accounting Under Chapter 11

      As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, as of the Petition Date the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for pre-petition debt that is subject to compromise, which included its Senior Notes, Senior Discount Notes, senior secured vendor credit facilities, the note payable to GLH and the Qualcomm term loan.

      In connection with its emergence from bankruptcy, the Company intends to adopt the fresh-start reporting provisions of SOP 90-7. In accordance with SOP 90-7, fresh-start reporting should be applied when the reorganization value of the Company is less than the sum of all allowed claims and post-petition liabilities and holders of old common shares receive less than fifty percent of new voting shares. Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In accordance with fresh start reporting, the Company’s reorganization value will be allocated to the fair value of its assets and its liabilities will be stated at present values of amounts to be paid. In addition, the Company’s accumulated deficit will be eliminated and the new equity will be issued according to the Plan of Reorganization.

      Reorganization value will be allocated to the Company’s assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Due to their magnitude and complexity, the fair value of certain assets, including property and equipment and wireless licenses, are being determined with the assistance of independent valuation experts. Any amount remaining after allocation of the reorganization value of the Company to identified tangible and intangible assets, will be reflected as goodwill which will be subject to periodic evaluation for impairment.

      The implementation of fresh start reporting will have a material effect on the Company’s condensed consolidated financial statements. As a result, the condensed consolidated financial statements that the Company publishes for periods following the effective date of the Plan of Reorganization will not be comparable with those published before such date.

      In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The Company’s issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, the Company’s ability to utilize its net operating loss and capital loss carryforwards is subject to an annual limitation. Under the Plan of Reorganization, there will be an additional ownership change in connection with the Company’s emergence from bankruptcy, which may further limit its ability to utilize its net operating loss and capital loss carryforwards. The Plan of Reorganization contemplates a significant reduction of the Company’s outstanding indebtedness and, as a result, the Company expects to realize a significant amount of cancellation of indebtedness income. Although the Company should not be required to recognize such cancellation of indebtedness income for tax purposes, the Company will be required to reduce its net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, the Company may be required to reduce the tax basis of its assets by a portion of the excluded income. The Plan of Reorganization further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket. Management believes that these mergers and transfers will occur pursuant to tax-deferred transactions.

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

      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 do not include adjustments to reflect the effects of the Plan of Reorganization on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the consummation of the Plan of Reorganization.

      The amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the effectiveness of the Plan of Reorganization and the application of the provisions of SOP 90-7 with respect to fresh start accounting and reporting. Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted as of the date of emergence. For these reasons, the financial statements for periods subsequent to the Company’s emergence from Chapter 11 will not be comparable with those of prior periods.

Principles of Consolidation

      The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. While in bankruptcy, the Company has continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis because: (i) Leap and each of its subsidiaries that has filed for bankruptcy continues to manage its properties and operate its business as a debtor-in-possession; (ii) management expects, and the Plan of Reorganization contemplates, that Leap will remain the ultimate parent of each of its subsidiaries; (iii) Leap has the power to elect or cause the election of the Board of Directors of each of its subsidiaries during the course of the bankruptcy; and, (iv) except for assets to be transferred to the Leap Creditor Trust, management expects that Leap and its subsidiaries will retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.

Reorganization Items

      Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filings and are presented separately in the condensed consolidated statements of operations.

      The following table summarizes the components of reorganization items, net in the Company’s condensed consolidated statements of operations (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Professional fees	$(1,726)	$(4,521)	$(3,936)	$(4,521)
Gain on settlement of liabilities	2,483	1,467	2,500	1,467
Adjustment of liabilities to allowed amounts	—	—	(360)	—
Post-petition interest income	556	686	1,084	686

Total reorganization items, net	$1,313	$(2,368)	$(712)	$(2,368)

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Revenues from wireless services for customers who pay in advance are recognized as services are rendered and amounts received in advance are recorded as deferred revenue. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, activation fees must be allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three and six months ended June 30, 2004 totaled $4.4 million and $10.2 million, respectively. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

      Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by the Company to such dealers and distributors and are recognized as equipment revenues when service is activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. The Company records an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.

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

      During the three months ended June 30, 2004 and 2003, the Company recorded charges of $0.4 million and $9.9 million, respectively, and during the six months ended June 30, 2004 and 2003, $0.4 million and $18.6 million, respectively, related to the disposal of certain network assets, capitalized costs and related charges associated with cell sites that the Company no longer expects to use in its business.

      The outcome of the Company’s Chapter 11 proceedings could materially affect the carrying value of its long-lived assets as a result of fresh start reporting, which requires a different standard for determining the carrying value of these assets than the approach required by the impairment analysis under SFAS No. 144. The Company expects the fair value of its long-lived assets in fresh start reporting could be less than their carrying value at June 30, 2004. See the “Accounting Under Chapter 11” subheading of Note 2.

Wireless Licenses

      Wireless licenses are initially recorded at cost. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At June 30, 2004 and December 31, 2003, wireless licenses to be disposed of by sale or exchange were not significant.

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

      During the three months ended June 30, 2003 the Company recorded an impairment charge of $171.1 million to reduce the carrying value of its wireless licenses.

      The carrying value of the Company’s wireless licenses could be materially modified when the Company implements the fresh start reporting provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of the Company’s wireless licenses than the approach required by the impairment analysis under SFAS No. 142. See the “Accounting Under Chapter 11” subheading of Note 2.

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

      The following table shows the effects on net loss and loss per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss:
As reported	$(18,145)	$(243,719)	$(46,175)	$(377,257)
Add back stock-based compensation benefit included in net loss	(202)	(378)	(856)	(164)
Less net pro forma compensation (expense) benefit	(1,803)	(1,334)	4,874	(5,264)

Pro forma net loss	$(20,150)	$(245,431)	$(42,157)	$(382,685)

Basic and diluted net loss per common share:
As reported	$(0.31)	$(4.16)	$(0.79)	$(6.44)

Pro forma	$(0.34)	$(4.19)	$(0.72)	$(6.53)

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (unaudited) (in thousands):

	June 30,	December 31,
	2004	2003

Property and equipment, net:
Network infrastructure and leasehold improvements	$1,394,870	$1,385,919
Computer equipment and other	106,206	100,031
Construction-in-progress	42,416	24,723

	1,543,492	1,510,673
Accumulated depreciation	(844,848)	(693,598)

	$698,644	$817,075

Accounts payable and accrued liabilities not subject to compromise:
Trade accounts payable	$7,409	$15,300
Accrued payroll and related benefits	17,461	9,358
Other accrued liabilities	36,925	39,827

	$61,795	$64,485

Other current liabilities not subject to compromise:
Accrued taxes	$29,212	$21,718
Deferred revenue	19,588	23,532
Accrued interest	7,552	4,502
Other	4,930	5,171

	$61,282	$54,923

Supplementary Cash Flow Information (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$(14,063)	$—	$(15,945)
Cash provided by (paid for) reorganization activities, (included in net cash provided by operating activities):
Payments to Leap Creditor Trust	$—	$—	$(990)	$—
Payments for professional fees	$(4,472)	$(1,834)	$(6,156)	$(1,834)
Cash received from vendor settlements, net of cure amounts paid	$2,014	$—	$1,984	$—
Interest income	$556	$686	$1,084	$686

Supplementary Basic and Diluted Net Loss Per Common Share Information:

      Basic and diluted net loss per common share were the same for the three and six months ended June 30, 2004 and for the three and six months ended June 30, 2003. The following shares were not included in the computation of diluted earnings per share as their effect would be antidilutive (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Employee stock options	5,424	7,463	5,424	7,463
Non-vested restricted stock	76	101	76	101
Senior and Senior Discount Note warrants	2,830	2,830	2,830	2,830
Qualcomm warrant	3,375	3,375	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	95	95	95	95

      Pursuant to the Plan of Reorganization, all outstanding options and warrants to purchase Leap common stock will be cancelled in connection with the cancellation of the Company’s common stock as of the effective date of the Plan of Reorganization. In addition, as of the effective date of the Plan of Reorganization, the Company will issue new Leap common stock to two classes of creditors, the members of which will become the new equity holders of Reorganized Leap.

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

      The following table summarizes the components of liabilities subject to compromise in the Company’s condensed consolidated balance sheets (unaudited) (in thousands):

	June 30,	December 31,
	2004	2003

Accounts payable and accrued liabilities	$18,482	$18,590
Debt in default subject to compromise	2,357,490	2,357,484
Other current liabilities	15,582	15,675
Other long-term liabilities	9,884	9,773

Total liabilities subject to compromise	$2,401,438	$2,401,522

Note 6.	Debt in Default

Debt in Default Subject to Compromise

      Debt in default subject to compromise is summarized as follows (unaudited) (in thousands):

	June 30,	December 31,
	2004	2003

Senior Notes	$224,623	$224,623
Senior Discount Notes	504,393	504,393
Senior secured vendor credit facilities	1,618,284	1,618,284
Note payable to GLH	8,649	8,643
Qualcomm term loan	1,541	1,541

	$2,357,490	$2,357,484

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

Debt in Default Not Subject to Compromise

      Debt in default not subject to compromise at June 30, 2004 consisted entirely of debt obligations to the FCC of $74.8 million (net of a $1.9 million discount) incurred as part of the purchase price for wireless licenses. The original terms of the notes include interest rates generally ranging from 6.25% to 7.0% per annum (9.75% per annum on the note associated with the Denver license) and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum.

      The Company has classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing are generally stayed during the pendency of the Chapter 11 proceedings. However, see Note 2 above for a description of the terms of a settlement agreement between the Company and the FCC regarding the reinstatement of this indebtedness, the payment the Company is required to make on this indebtedness on the effective date of the Plan of Reorganization and the remaining payment terms that will govern the repayment of this debt to the FCC.

Note 7.	Commitments and Contingencies

      The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. The Company has met the initial coverage requirements for all of its wireless licenses with initial coverage deadlines in 2004 or earlier. The Company has six wireless licenses with an aggregate carrying value of approximately $4.0 million at June 30, 2004, that have initial coverage deadlines in 2006 that have not yet been met.

      Cricket is currently the high bidder for the purchase of a wireless license to provide service in Fresno, California. Cricket currently has agreed to purchase the license from Alpine-Fresno C, LLC for approximately $27.1 million (plus the reimbursement of certain construction expenses not to exceed $500,000). Because the seller has filed for Chapter 11 bankruptcy reorganization, this purchase is subject to an overbid process and sale hearing before the bankruptcy court with jurisdiction over the seller. The overbid auction is currently scheduled for August 12, 2004, and the sale hearing before the bankruptcy court is currently scheduled for August 13, 2004.

      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11 through the effective date of the Plan of Reorganization. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

      The Plan of Reorganization provides for certain conditions that must be fulfilled prior to its effective date, including FCC approval of the change of control of the Company’s wireless licenses that will occur upon its emergence from bankruptcy. The FCC granted the required approval to the Company on August 5, 2004. The Company expects, but cannot guarantee, that it will satisfy the remaining conditions to the effectiveness of its Plan of Reorganization and to emerge from Chapter 11 in the very near future.

      On October 24, 2003, MCG filed a motion with the Bankruptcy Court seeking to stay the implementation of the Plan of Reorganization while MCG pursued an appeal of the Bankruptcy Court’s confirmation order. On October 28, 2003, the Bankruptcy Court denied MCG’s motion for a stay, permitting the Company to proceed with the Plan of Reorganization. Previously, on August 1, 2003, Leap filed an action in the Bankruptcy Court against MCG and Michael C. Gelfand, MCG’s sole stockholder, seeking to (a) avoid and recover from the defendants a preferential payment of $1.5 million and (b) subordinate MCG’s alleged general unsecured claim for $39.8 million to the same priority as that of other common stockholders. On January 30, 2004, Leap, MCG, Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties have agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket paying a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and reorganized Leap issuing to MCG a five-year warrant to purchase up to one percent of the issued and outstanding common shares of reorganized Leap on the effective date of the Plan of Reorganization with an aggregate exercise price currently estimated to be approximately $10 million (calculated as one percent of the difference between $1.05 billion and the aggregate amount of outstanding debt owed by the Company to the FCC as reinstated upon its emergence from bankruptcy and after the payment of all past due amounts then owing to the FCC with respect to such debt). The Bankruptcy Court entered an order approving the settlement, and that order became effective on March 21, 2004. The settlement agreement may be terminated by Leap if a third party objects to the Company’s wireless license transfer applications filed with the FCC in connection with the Plan of Reorganization. As of June 30, 2004, no objections to Leap’s transfer applications had been filed with the FCC. As of June 30, 2004, no adjustments have been made in the Company’s condensed consolidated financial statements related to the ultimate outcome of this matter.

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

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). Those lawsuits were all virtually identical to one another. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). On May 23, 2003, the plaintiffs filed an amended complaint which named only Harvey White and Susan Swenson as defendants. The amended complaint alleges that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its consolidated financial statements. The amended complaint also claims that misrepresentations were made regarding certain business metrics related to the operation of Leap’s subsidiary, Cricket Communications. The complaint seeks an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class has yet been certified in the lawsuit. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss states, among other matters, that the amended complaint fails to plead any facts which show that any representations made by Leap or the defendants were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. Plaintiffs filed an opposition to the motion to dismiss and the defendants have filed a reply. The court has taken the matter under submission and will decide the motion based on the papers filed. Although Leap is not a defendant in the case, plaintiffs continue to pursue the individual defendants. The two named defendants have asserted claims for indemnity against the debtors, including Leap. Management believes that the liability, if any, from the indemnity claims filed by the defendants against the Company is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of June 30, 2004 related to this contingency.

      On December 31, 2002, several members of AWG filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “Whittington Lawsuit”). Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 of Leap shares to MCG. Plaintiffs claim that the result in the arbitration and the subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. The named defendants have asserted claims of indemnity against the debtors, including Leap.

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

      Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims filed by the defendants against the debtors is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of June 30, 2004 related to these contingencies.

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

      In March 2000, the Company completed the acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc., including wireless licenses. The purchase price included $6.3 million in cash, the assumption of principal amounts of liabilities that totaled $138.0 million (with a fair value of $131.3 million), a warrant to purchase 202,566 shares of Leap common stock at an aggregate exercise price of $1.0 million (of which 94,999 shares remain exercisable at June 30, 2004), and contingent earn out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. The obligation to pay the contingent earn-out payment was generally assigned to and assumed by Cricket in 1999. However, the Company rejected all remaining obligations under the asset purchase agreement, including the earn-out obligations, in bankruptcy.

      The Company is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of June 30, 2004 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

      The Company’s Senior Notes and Senior Discount Notes are guaranteed by Cricket Communications Holdings, Inc., Backwire.com, Inc. and Telephone Entertainment Network, Inc., all of which are subsidiaries of Leap. Because the guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantee provided by the guarantor subsidiaries is full, unconditional and joint and several among the guarantor subsidiaries, full financial statements of the guarantor subsidiaries are not required to be issued. Condensed consolidating financial information of Leap, the guarantor subsidiaries and non-guarantor subsidiaries of Leap as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 is presented below. The subsidiaries of Cricket Communications Holdings are not guarantors of the Senior Notes and Senior Discount Notes and are therefore reflected as investments accounted for under the equity method of accounting in the guarantor subsidiaries financial information.

Balance Sheet Information as of June 30, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$138,581	$—	$138,581
Short-term investments	—	—	83,748	—	83,748
Restricted cash, cash equivalents and short-term investments	11,259	—	33,203	—	44,462
Funds distributed to Leap Creditor Trust	68,790	—	—	—	68,790
Inventories	—	—	31,219	—	31,219
Other current assets	420	—	37,915	—	38,335

Total current assets	80,469	—	324,666	—	405,135
Property and equipment, net	1,706	—	696,938	—	698,644
Investment in subsidiaries	(289,136)	(825,570)	—	1,114,706	—
Wireless licenses, net	1,096	—	560,534	—	561,630
Other assets	38,723	13	15,210	—	53,946

Total assets	$(167,142)	$(825,557)	$1,597,348	$1,114,706	$1,719,355

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,067	$—	$59,728	$—	$61,795
Debt in default	—	—	74,779	—	74,779
Other current liabilities	3,329	—	57,953	—	61,282

Total current liabilities not subject to compromise	5,396	—	192,460	—	197,856
Other long-term liabilities	21,951	—	38,404	—	60,355

Total liabilities not subject to compromise	27,347	—	230,864	—	258,211
Liabilities subject to compromise	745,805	4,457	1,662,366	(11,190)	2,401,438
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,155,237	730,332	1,317,275	(2,047,607)	1,155,237
Unearned stock-based compensation	(72)	—	(72)	72	(72)
Accumulated deficit	(2,094,606)	(1,560,346)	(1,611,993)	3,172,339	(2,094,606)
Accumulated other comprehensive loss	(859)	—	(1,092)	1,092	(859)

Total stockholders’ deficit	(940,294)	(830,014)	(295,882)	1,125,896	(940,294)

Total liabilities and stockholders’ deficit	$(167,142)	$(825,557)	$1,597,348	$1,114,706	$1,719,355

Balance Sheet Information as of December 31, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$84,070	$—	$84,070
Short-term investments	—	—	65,811	—	65,811
Restricted cash, cash equivalents and short-term investments	13,841	—	42,113	—	55,954
Funds distributed to Leap Creditor Trust	67,800	—	—	—	67,800
Inventories	—	—	17,680	—	17,680
Other current assets	668	—	38,477	—	39,145

Total current assets	82,309	—	248,151	—	330,460
Property and equipment, net	2,515	—	814,560	—	817,075
Investments in subsidiaries	(248,931)	(774,970)	—	1,023,901	—
Wireless licenses, net	914	—	559,142	—	560,056
Other assets	39,562	28	9,662	—	49,252

Total assets	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

Liabilities and Stockholders’ Deficit
Accounts payable and accrued liabilities	$2,162	$—	$62,323	$—	$64,485
Debt in default	—	—	74,112	—	74,112
Other current liabilities	3,271	—	51,652	—	54,923

Total current liabilities not subject to compromise	5,433	—	188,087	—	193,520
Other long-term liabilities	20,023	—	35,134	—	55,157

Total liabilities not subject to compromise	25,456	—	223,221	—	248,677
Liabilities subject to compromise	744,269	4,541	1,665,403	(12,691)	2,401,522
Stockholders’ deficit:
Common stock	6	—	—	—	6
Additional paid-in capital	1,156,410	730,332	1,316,777	(2,047,109)	1,156,410
Unearned stock-based compensation	(421)	(69)	(352)	421	(421)
Accumulated deficit	(2,048,431)	(1,509,746)	(1,572,484)	3,082,230	(2,048,431)
Accumulated other comprehensive loss	(920)	—	(1,050)	1,050	(920)

Total stockholders’ deficit	(893,356)	(779,483)	(257,109)	1,036,592	(893,356)

Total liabilities and stockholders’ deficit	$(123,631)	$(774,942)	$1,631,515	$1,023,901	$1,756,843

Statement of Operations Information for the Three Months Ended June 30, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$172,025	$—	$172,025
Equipment revenues	—	—	33,676	—	33,676

Total revenues	—	—	205,701	—	205,701

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(55,440)	7,613	(47,827)
Cost of equipment	—	—	(40,635)	—	(40,635)
Selling, general and administrative	28	—	(55,889)	—	(55,861)
Depreciation and amortization	(395)	—	(75,631)	—	(76,026)
Impairment of long-lived assets and related charges	—	—	(360)	—	(360)

Total operating expenses	(367)	—	(227,955)	7,613	(220,709)

Operating loss	(367)	—	(22,254)	7,613	(15,008)
Equity in net loss of subsidiaries	(15,435)	(20,790)	—	36,225	—
Interest expense	(14)	—	(1,894)	—	(1,908)
Other income (expense), net	7	—	6,991	(7,613)	(615)

Loss before reorganization items and income taxes	(15,809)	(20,790)	(17,157)	36,225	(17,531)
Reorganization items, net	(409)	—	1,722	—	1,313

Loss before income taxes	(16,218)	(20,790)	(15,435)	36,225	(16,218)
Income taxes	(1,927)	—	—	—	(1,927)

Net loss	$(18,145)	$(20,790)	$(15,435)	$36,225	$(18,145)

Statement of Operations Information for the Three Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$162,415	$—	$162,415
Equipment revenues	—	—	23,229	—	23,229

Total revenues	—	—	185,644	—	185,644

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(60,555)	7,234	(53,321)
Cost of equipment	—	—	(41,366)	—	(41,366)
Selling, general and administrative	(2,408)	—	(60,639)	—	(63,047)
Depreciation and amortization	(576)	—	(73,961)	—	(74,537)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Impairment of long-lived assets and related charges	—	—	(9,913)	—	(9,913)

Total operating expenses	(6,621)	—	(413,937)	7,234	(413,324)

Operating loss	(6,621)	—	(228,293)	7,234	(227,680)
Equity in net loss of subsidiaries	(228,818)	(66,217)	—	295,035	—
Interest income	37	—	48	—	85
Interest expense	(5,286)	—	(6,518)	—	(11,804)
Other income (expense), net	44	—	7,290	(7,234)	100

Loss before reorganization items and income taxes	(240,644)	(66,217)	(227,473)	295,035	(239,299)
Reorganization items, net	(1,147)	—	(1,221)	—	(2,368)

Loss before income taxes	(241,791)	(66,217)	(228,694)	295,035	(241,667)
Income taxes	(1,928)	—	(124)	—	(2,052)

Net loss	$(243,719)	$(66,217)	$(228,818)	$295,035	$(243,719)

Statement of Operations Information for the Six Months Ended June 30, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$341,076	$—	$341,076
Equipment revenues	—	—	71,447	—	71,447

Total revenues	—	—	412,523	—	412,523

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(110,998)	15,171	(95,827)
Cost of equipment	—	—	(84,390)	—	(84,390)
Selling, general and administrative	(735)	—	(116,989)	—	(117,724)
Depreciation and amortization	(809)	—	(150,678)	—	(151,487)
Impairment of long-lived assets and related charges	—	—	(360)	—	(360)

Total operating expenses	(1,544)	—	(463,415)	15,171	(449,788)

Operating loss	(1,544)	—	(50,892)	15,171	(37,265)
Equity in net loss of subsidiaries	(39,509)	(50,600)	—	90,109	—
Interest expense	(14)	—	(3,717)	—	(3,731)
Other income (expense), net	26	—	14,549	(15,171)	(596)

Loss before reorganization items and income taxes	(41,041)	(50,600)	(40,060)	90,109	(41,592)
Reorganization items, net	(1,278)	—	566	—	(712)

Loss before income taxes	(42,319)	(50,600)	(39,494)	90,109	(42,304)
Income taxes	(3,856)	—	(15)	—	(3,871)

Net loss	$(46,175)	$(50,600)	$(39,509)	$90,109	$(46,175)

Statement of Operations Information for the Six Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Service revenues	$—	$—	$323,063	$—	$323,063
Equipment revenues	—	—	46,428	—	46,428

Total revenues	—	—	369,491	—	369,491

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	—	(120,568)	14,499	(106,069)
Cost of equipment	—	—	(83,806)	—	(83,806)
Selling, general and administrative	(6,217)	—	(125,509)	—	(131,726)
Depreciation and amortization	(1,170)	—	(149,982)	—	(151,152)
Impairment of indefinite-lived intangible assets	(3,637)	—	(167,503)	—	(171,140)
Impairment of long-lived assets and related charges	—	—	(18,638)	—	(18,638)

Total operating expenses	(11,024)	—	(666,006)	14,499	(662,531)
Gains on sale of wireless license	—	—	1,472	—	1,472

Operating loss	(11,024)	—	(295,043)	14,499	(291,568)
Equity in net loss of subsidiaries	(328,054)	(172,286)	—	500,340	—
Interest income	397	—	382	—	779
Interest expense	(33,419)	—	(46,532)	—	(79,951)
Other income (expense), net	(153)	—	14,484	(14,499)	(168)

Loss before reorganization items and income taxes	(372,253)	(172,286)	(326,709)	500,340	(370,908)
Reorganization items, net	(1,147)	—	(1,221)	—	(2,368)

Loss before income taxes	(373,400)	(172,286)	(327,930)	500,340	(373,276)
Income taxes	(3,857)	—	(124)	—	(3,981)

Net loss	$(377,257)	$(172,286)	$(328,054)	$500,340	$(377,257)

Cash Flow Information for the Six Months Ended June 30, 2004 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(2,546)	$—	$92,481	$—	$89,935

Investing activities:
Purchase of property and equipment	—	—	(30,418)	—	(30,418)
Purchase of investments	(2,265)	—	(68,504)	—	(70,769)
Sale and maturity of investments	—	—	51,793	—	51,793
Restricted cash, cash equivalents and short-term investments, net	4,811	—	9,159	—	13,970

Net cash provided by (used in) investing activities	2,546	—	(37,970)	—	(35,424)

Net increase in cash and cash equivalents	—	—	54,511	—	54,511
Cash and cash equivalents at beginning of period	—	—	84,070	—	84,070

Cash and cash equivalents at end of period	$—	$—	$138,581	$—	$138,581

Cash Flow Information for the Six Months Ended June 30, 2003 (unaudited) (in thousands):

		Guarantor	Non-Guarantor
	Leap	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$1,121	$—	$82,091	$—	$83,212

Investing activities:
Purchase of property and equipment	—	—	(18,955)	—	(18,955)
Net proceeds from sales of wireless licenses	—	—	1,472	—	1,472
Purchase of investments	(19,073)	—	(37,156)	—	(56,229)
Sale and maturity of investments	19,437	—	35,554	—	54,991
Restricted cash, cash equivalents and short-term investments, net	13,958	—	(202)	—	13,756
Other	91	—	(91)	—	—

Net cash provided by (used in) investing activities	14,413	—	(19,378)	—	(4,965)

Financing activities:
Repayment of long-term debt	—	—	(4,365)	—	(4,365)
Issuance of common stock	50	—	—	—	50

Net cash provided by (used in) financing activities	50	—	(4,365)	—	(4,315)

Net increase in cash and cash equivalents	15,584	—	58,348	—	73,932
Cash and cash equivalents at beginning of period	36,675	—	64,185	—	100,860

Cash and cash equivalents at end of period	$52,259	$—	$122,533	$—	$174,792

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. Leap refers to Leap Wireless International, Inc., and Cricket refers to Cricket Communications, Inc. Cricket and the related subsidiaries of Leap and Cricket that hold assets that are used in Cricket’s wireless communications business or that hold assets pledged under Cricket’s senior secured vendor credit facilities are collectively referred to herein as the “Cricket Companies.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2004 population estimates provided by Claritas Inc.

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

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	limitations on our ability to predict the future performance and actions of Leap because we will have new stockholders and a new Board of Directors of Leap if and when we emerge from bankruptcy, and they may implement changes in the direction of our business that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements;

•	our ability to successfully implement our Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, including certain technical amendments thereto, referred to herein as the Plan of Reorganization, which has been confirmed by the United States Bankruptcy Court for the Southern District of California, or the Bankruptcy Court;

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions prosecuted by us in our Chapter 11 cases from time to time;

•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to convert the Chapter 11 cases of Leap, Cricket and substantially all of their subsidiaries to Chapter 7 cases if our Plan of Reorganization does not become effective in a timely fashion;

•	the potential continuing adverse impacts of the Chapter 11 cases on the liquidity or results of operations of Leap and Cricket and on our ability to predict future customer growth and other key operating metrics;

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	rulings or actions by courts or the FCC adversely affecting our rights to own and/or operate certain wireless licenses;

•	failure of network systems to perform according to expectations;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

Overview

      Cricket offers wireless service to customers in the United States under the brand “Cricket®.” We market Cricket service as “Comfortable Wireless®.” On June 30, 2004, Cricket had approximately 1,547,000 customers located in 39 markets throughout the United States. These markets are located in 47 basic trading areas, or BTAs, covering a total population of approximately 25.9 million potential customers. At June 30, 2004, we owned wireless licenses covering approximately 53.8 million potential customers in 33 states. Our operations are conducted through the Cricket Companies and our liquidity and capital resources come primarily from the assets and operations of the Cricket Companies.

      Cricket generates revenues from the sale of wireless services, handsets and accessories. Our service allows customers to make and receive virtually unlimited calls within their Cricket calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of a packaged offering. In addition to our basic Cricket service, we also offer a plan that bundles certain additional features (such as voicemail and call waiting) at a higher price. Additionally, we offer a premium plan which includes virtually unlimited local service, multiple calling features and a large block of available long distance minutes per month, and a plan that includes virtually unlimited local and long distance calling for a flat rate. We also offer a plan that provides discounts on additional lines of service that are added to an existing qualified account. Commencing in the second quarter of 2004, we began introducing a number of additional features to enhance the Cricket service. These enhancements include games and applications that utilize the BREW handset application software platform, improved data services and customized ringtones.

      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. Each of the debtors continues to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization was confirmed by the Bankruptcy Court on October 22, 2003. Upon satisfaction of the conditions precedent to effectiveness of the Plan of Reorganization, we will emerge from Chapter 11. On August 5, 2004, we received all required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that will occur upon our emergence from bankruptcy. We expect, but cannot guarantee, that we will satisfy the remaining conditions to the effectiveness of our Plan of Reorganization and emerge from Chapter 11 in the very near future. For a more detailed description of our bankruptcy proceedings, see Note 2 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

      On the effective date of the Plan of Reorganization, a new Board of Directors of Leap will be appointed, Leap’s previously existing stock, options and warrants will be cancelled, and Leap will issue 60 million shares of new Leap common stock to two classes of creditors, the members of which will become Leap’s new stockholders. We cannot assure you that the new Board of Directors or the new stockholders will maintain our current operations or business plans. Accordingly, when reviewing the description of our business, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to our operations, business plans, results and expectations as a result of the changes that will occur in the composition of our Board of Directors and stockholder base following the effective date of the Plan of Reorganization.

      Our Plan of Reorganization implements a comprehensive financial reorganization that will significantly reduce our outstanding indebtedness. Upon the effective date of the Plan of Reorganization, our long-term debt will be reduced from a book value of more than $2.4 billion to an initial principal amount of approximately $390 million, consisting of $350 million of senior secured pay-in-kind notes to be issued on the effective date of the Plan of Reorganization and approximately $40 million of remaining indebtedness to the

FCC (net of repayment of $45 million of principal and interest to the FCC on the effective date of the Plan of Reorganization). All of our pre-petition indebtedness, other than indebtedness owed to the FCC, will be cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $739.2 million net book value of debt outstanding under Leap’s Senior Notes, Senior Discount Notes, the note payable to GLH, Inc. and the Qualcomm Incorporated term loan. In addition, as noted elsewhere in this report, we will pay the FCC approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with reinstating our FCC debt, and approximately $278,000 of unjust enrichment penalties on the effective date of the Plan of Reorganization.

      During the Chapter 11 process, the Cricket Companies achieved significant expense reductions resulting from our continued focus on minimizing costs, the renegotiation of key contracts and the rejection of executory contracts and leases deemed no longer necessary for the operation of the Cricket business. The results of operations for the second quarter of 2004 reflect the principal benefits of the Company’s cost reduction efforts during the restructuring process. We have also implemented targeted strategies designed to improve the productivity of our direct sales channel. For the six months ended June 30, 2004, consolidated net cash provided by operating activities, which primarily related to the Cricket Companies, was approximately $89.9 million (including $4.1 million of net cash used for reorganization items), compared to consolidated net cash provided by operating activities of approximately $83.2 million (including $1.1 million of net cash used for reorganization items) for the comparable period of the prior year. At June 30, 2004, the Cricket Companies had approximately $222.3 million in cash, cash equivalents and short-term investments, an increase of $72.4 million compared to their $149.9 million in cash, cash equivalents and short-term investments at December 31, 2003.

      This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the financial information and the condensed consolidated financial statements included in Part I — Item 1 of this report.

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

      The following table presents our condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Service revenues	$172,025	$162,415	$341,076	$323,063
Equipment revenues	33,676	23,229	71,447	46,428

Total revenues	205,701	185,644	412,523	369,491
Operating expenses:
Cost of service (exclusive of items shown separately below)	(47,827)	(53,321)	(95,827)	(106,069)
Cost of equipment	(40,635)	(41,366)	(84,390)	(83,806)
Selling and marketing	(21,939)	(22,478)	(45,192)	(43,743)
General and administrative	(33,922)	(40,569)	(72,532)	(87,983)
Depreciation and amortization	(76,026)	(74,537)	(151,487)	(151,152)
Impairment of indefinite-lived intangible assets	—	(171,140)	—	(171,140)
Impairment of long-lived assets and other charges	(360)	(9,913)	(360)	(18,638)

Total operating expenses	(220,709)	(413,324)	(449,788)	(662,531)
Gains on sale of wireless licenses	—	—	—	1,472

Operating loss	(15,008)	(227,680)	(37,265)	(291,568)
Interest income	—	85	—	779
Interest expense	(1,908)	(11,804)	(3,731)	(79,951)
Other income (expense), net	(615)	100	(596)	(168)

Loss before reorganization items and income taxes	(17,531)	(239,299)	(41,592)	(370,908)
Reorganization items, net	1,313	(2,368)	(712)	(2,368)

Loss before income taxes	(16,218)	(241,667)	(42,304)	(373,276)
Income taxes	(1,927)	(2,052)	(3,871)	(3,981)

Net loss	$(18,145)	$(243,719)	$(46,175)	$(377,257)

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

      At June 30, 2004, we had approximately 1,547,000 customers compared to approximately 1,460,000 customers at June 30, 2003. Gross customer additions for the three months ended June 30, 2004 and 2003 were 180,000 and 153,000, respectively and net customer additions (losses) during these periods were approximately 9,000 and (54,000), respectively. At June 30, 2004, the total potential customer base covered under our 39 operating markets was approximately 25.9 million.

      During the three and six months ended June 30, 2004, service revenues increased $9.6 million, or 6%, and $18.0 million, or 6%, respectively, compared to the corresponding periods of the prior year. Our basic Cricket service offers customers virtually unlimited calls within their Cricket service area at a flat price and we also offer two other higher priced plans which include different levels of bundled features. In March 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, the higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The increases in service revenues resulting from the higher priced service offerings for the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, was partially offset by decreases in activation fees which were included in service revenues until our adoption of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003.

      During the three and six months ended June 30, 2004, equipment revenues increased $10.4 million, or 45% and $25.0 million, or 54%, respectively, compared to the corresponding periods of the prior year. These increases were due to an increase in the number of handsets sold for the three months ended June 30, 2004 of approximately 32,000, or 13%, and an increase for the six months ended June 30, 2004, of approximately 93,000, or 18%. In addition there was an increase of $4.4 million and $10.2 million, for the three and six months ended June 30, 2004, respectively, of activation fees which have been included in equipment revenues since July 1, 2003 as a result of our adoption of EITF Issue No. 00-21. There was also an increase in the average net revenue per handset sold. This was due to an increase in the retail price of handsets for our customers in the fourth quarter of 2003 and to increased customer purchases of more expensive handsets.

      During the three and six months ended June 30, 2004, cost of service decreased $5.5 million, or 10%, and $10.2 million, or 10%, respectively, compared to the corresponding periods of the prior year. The decrease in cost of service for the three months ended June 30, 2004 was primarily attributable to a decrease of $5.0 million in network related costs, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy. In addition, we experienced a decrease in property taxes of $2.1 million and a decrease of $1.2 million in cell site lease costs as a result of our rejection of surplus cell site leases in the bankruptcy proceedings. These decreases in cost of service were offset in part by increases of $1.0 million in payroll and related costs and $2.0 million in software maintenance expenses. For the six months ended June 30, 2004, the decrease in cost of service was primarily attributable to a decrease of $8.8 million in network related costs, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy. In addition, we experienced a decrease in property taxes of $4.1 million and a decrease of $2.4 million in cell site lease costs as a result of our rejection of surplus cell site leases in the bankruptcy proceedings. These decreases in cost of service were offset in part by increases of $2.5 million in payroll and related costs and $3.1 million in software maintenance expenses.

      Cost of equipment remained relatively constant for the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year. An increase in cost of equipment which resulted from the increase in the number of handsets sold as discussed above, was offset by a reduction in the average cost per handset.

      Equipment revenues increased 45% during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, while at the same time cost of equipment during the same three month period decreased 2%, in each case for the reasons described above. We do not believe that the different rates of change in these amounts represent a trend in the relationship between equipment revenues and cost of equipment. Instead, we believe the difference arose in part as a result of our adoption of EITF Issue No. 00-21 on July 1, 2003, which resulted in the inclusion of activation fees in equipment revenues. In addition, there has been an increase in the average price per handset during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      For the three months ended June 30, 2004, selling and marketing expenses remained relatively constant compared to the corresponding period of the prior year. For the six months ended June 30, 2004, these costs increased $1.4 million, or 3%, compared to the six months ended June 30, 2003 primarily due to an increase of $3.5 million in payroll and related costs and $1.8 million of miscellaneous selling and marketing associated costs, partially offset by a $3.9 million decrease in advertising and related costs.

      For the three and six months ended June 30,2004, general and administrative expenses decreased $6.6 million, or 16%, and $15.5 million, or 18%, respectively, compared to the corresponding periods of the prior year. The decrease in general and administrative expenses for the three and six months ended June 30, 2004 was primarily due to decrease of $1.6 million and $2.5 million, respectively, in insurance costs, reductions in call center costs and billing costs of $2.7 million and $4.1 million, respectively, resulting from cost reductions negotiated during the course of our bankruptcy and a decrease of $1.0 million and $1.2 million, respectively, of state franchise and local tax expenses. In addition, for the six months ended June 30, 2004 there was a decrease of $5.8 million in legal costs reflecting the classification of costs directly related to our bankruptcy filings as reorganization costs subsequent to the Petition Date in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

      For the three and six months ended June 30, 2004, depreciation and amortization remained relatively constant compared to the corresponding periods of the prior year. Depreciation and amortization increased as a result of capital equipment purchases during the three and six months ended June 30, 2004, partially offset by decreases in depreciation and amortization expense attributable to computer equipment in service in 2003 that has now been fully depreciated. Depreciation expense could materially decrease once we emerge from bankruptcy and apply the fresh start reporting provisions of SOP 90-7, as we expect the carrying value of our property and equipment to be reduced.

      For the three and six months ended June 30, 2004, interest expense decreased $9.9 million, or 84%, and $76.2 million, or 95%, respectively, compared to the corresponding periods of the prior year. The decrease in interest expense for the three and six months ended June 30, 2004 resulted from the application of SOP 90-7 which requires that, commencing on the Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that are subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, note payable to GLH, and Qualcomm term loan. At June 30, 2004, we were in default of all of our long-term financing agreements. See “— Liquidity and Capital Resources.”

      For the three and six months ended June 30, 2004, reorganization items consisted primarily of $1.7 million and $3.9 million, respectively, of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, partially offset by income from the settlement of certain pre-petition liabilities of $2.4 million for both the three and six months ended June 30, 2004, and interest income earned while we are in bankruptcy of $0.6 million and $1.1 million, respectively.

      For the three and six months ended June 30, 2004, income tax expense remained relatively constant compared to the corresponding periods of the prior year.

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

      CPGA is an industry metric that represents selling and marketing costs and the gain or loss on sale of handsets (generally defined as cost of equipment less equipment revenue), excluding costs unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless providers.

      CCU is an industry metric that measures cost of service, general and administrative costs, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless providers.

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

      The following table shows metric information for the three months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,

	2004	2003

ARPU	$37.28	$36.48
CPGA	$141	$194
CCU	$18.47	$23.55
Churn	3.7%	4.6%

      During the first quarter of 2004, we modified our definitions of CPGA and CCU so that handset replacement and repair costs (other than warranty costs which are the responsibility of the handset manufacturers) are now included in the calculation of CCU and are excluded from the calculation of CPGA. We modified the definition because we decided that it was more appropriate to include these costs in CCU rather than including them in CPGA with handset costs related to the acquisition of new customers. The metric information for the three months ending June 30, 2004 and 2003 presented in the table above has been calculated using the modified definitions of CPGA and CCU. As a result of the revised definitions, the CPGA and CCU metric information presented in this report and presented in future reports will not be comparable with CPGA and CCU measures calculated using the definitions in place prior to January 1, 2004. If calculated under our definitions of CPGA and CCU that existed prior to the first quarter of 2004, CPGA would have been $252 and CCU would have been $21.54 in the second quarter of 2003.

      In addition, we adopted EITF Issue No. 00-21 on July 1, 2003. Prior to the adoption of EITF Issue No. 00-21, activation fees were included in ARPU as service revenue and deferred over the estimated customer relationship period. Upon the adoption of EITF Issue No. 00-21, we began reporting activation fees as equipment revenue, which reduced ARPU and CPGA by $1 and $24, respectively, for the three months ended June 30, 2004, compared to the ARPU and CPGA results that would have been reflected if EITF Issue No. 00-21 had not been adopted.

Reconciliation of Non-GAAP Financial Measures

      We utilize certain financial measures, as described above, that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	June 30,

	2004	2003

Selling and marketing expense	$21,939	$22,478
Plus cost of equipment	40,635	41,366
Less equipment revenue	(33,676)	(23,229)
Less net loss on equipment transactions unrelated to initial customer acquisition	(3,453)	(10,985)

Total costs used in the calculation of CPGA	$25,445	$29,630
Gross customer additions	180,128	152,872

CPGA	$141	$194

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	June 30,

	2004	2003

Cost of service	$47,827	$53,321
Plus general and administrative expense	33,922	40,569
Plus net loss on equipment transactions unrelated to initial customer acquisition	3,453	10,985

Total costs used in the calculation of CCU	$85,202	$104,875
Weighted-average number of customers	1,537,957	1,484,248

CCU	$18.47	$23.55

Liquidity and Capital Resources

      Because of their Chapter 11 filings, Leap and the Cricket Companies have been operating separately and cash flows have not been shared between Leap and the Cricket Companies. As a result, we have presented liquidity and capital resources information for each of Leap and the Cricket Companies separately below, rather than on a consolidated basis. Although our operating activities will be primarily through the Cricket Companies after the effective date of the Plan of Reorganization, we expect to present liquidity and capital resources information for Leap and the Cricket Companies on a consolidated basis for periods following emergence.

Leap

      At June 30, 2004, Leap had $11.3 million of cash, cash equivalents and short-term investments, all of which were included in consolidated restricted cash, cash equivalents and short-term investments in our condensed consolidated balance sheet. This balance represents a $1.6 million reduction from Leap’s $12.9 million of cash, cash equivalents and short-term investments at March 31, 2004. The reduction in the balance reflects funds paid by Leap for reorganization related expenses as it prepares to emerge from bankruptcy. Leap currently expects that its cash, cash equivalents and short-term investments at June 30, 2004 will be sufficient to satisfy its remaining bankruptcy related expenses. Following satisfaction of such expenses, any of such restricted cash that remains will be distributed by Leap to the Leap Creditor Trust. The actual costs of satisfying Leap’s bankruptcy related obligations may vary materially from current expectations and we cannot provide assurances that Leap’s restricted funds will be adequate to cover its remaining bankruptcy related expenses. These expenses may be funded only from existing restricted cash at Leap or by funds that have been distributed to the Leap Creditor Trust but not yet distributed to creditors holding beneficial interests in the Leap Creditor Trust.

      At June 30, 2004, Leap had $224.6 million of outstanding principal under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and all payments of principal and interest due under the notes were stayed during the pendency of the Chapter 11 proceedings except as otherwise ordered by the Bankruptcy Court. The outstanding indebtedness under Leap’s senior notes and senior discount notes will be cancelled as of the effective date of the Plan of Reorganization.

      At June 30, 2004, Leap also had an $8.6 million note payable to GLH. The note was secured by a pledge of the stock of a Leap subsidiary that owned certain wireless licenses not used in the Cricket business. During the first quarter of 2004, the holder of the note foreclosed on the pledged stock of the Leap subsidiary. In July 2004, Leap transferred such stock to the noteholder following FCC approval of the change of control of wireless licenses associated with the foreclosure. The noteholder has an unsecured claim against the Leap Creditor Trust for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note.

      Upon the effective date of the Plan of Reorganization, Leap will transfer its $35.0 million promissory note receivable from Endesa related to Leap’s sale of Smartcom to the Leap Creditor Trust, as contemplated by the Plan of Reorganization.

The Cricket Companies

      The Cricket Companies’ principal sources of liquidity are cash from operations and their existing cash, cash equivalents and short-term investments. As of June 30, 2004, the Cricket Companies had a total of approximately $222.3 million in cash, cash equivalents and short-term investments, all subject to security interests in favor of Cricket’s senior secured vendor debtholders. As of June 30, 2004, Cricket also had restricted cash and cash equivalents of $33.2 million that includes funds set aside or pledged to satisfy cure payments and other administrative claims and priority claims against the Cricket Companies following emergence from bankruptcy, and cash restricted for other purposes.

      At June 30, 2004, Cricket had $1,485.1 million of principal and $133.2 million of accrued interest and fees outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. All payments of principal, interest and fees payable under the senior secured vendor credit facilities were stayed during the pendency of the Chapter 11 proceedings. On the effective date of the Plan of Reorganization, the outstanding indebtedness under Cricket’s senior secured vendor credit facilities will be cancelled and Cricket will issue $350.0 million of new senior secured pay-in-kind notes and will distribute 96.5% of Leap’s outstanding common stock as of the effective date to the holders of debt under such senior secured vendor facilities.

      In addition, at June 30, 2004, the Cricket Companies owed approximately $76.7 million ($74.8 million, net of discount) of outstanding principal on wireless license acquisition indebtedness to the FCC. Pursuant to the Plan of Reorganization and a settlement agreement between Cricket and certain license subsidiaries and the FCC, we are required to pay to the FCC on the effective date of the Plan of Reorganization approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of our FCC debt, and approximately $278,000 of unjust enrichment penalties. The FCC’s order and settlement agreement also require the applicable license subsidiaries to repay approximately $40 million in principal amounts that will remain outstanding on the effective date of the Plan of Reorganization, plus accrued interest, to the FCC in installments scheduled for April and July 2005. We also agreed in the settlement agreement to use reasonable efforts to complete a debt offering on or prior to January 31, 2005 generating net proceeds sufficient to repay the $350 million of senior secured pay-in-kind notes that we will issue upon our emergence from bankruptcy and our indebtedness to the FCC. We must repay our debt to the FCC with the net proceeds of any debt offering, but only to the extent that such net proceeds exceed the amount necessary to repay the $350 million of senior secured pay-in-kind notes. This remaining obligation will be secured by the wireless licenses purchased at the time the debt was incurred.

      We currently intend to refinance the $350 million of senior secured pay-in-kind notes and the $40 million of remaining indebtedness owed to the FCC with a new offering of secured debt on more favorable terms, to the extent available to us in the marketplace.

      Pursuant to Section 8.05(e) of the Plan of Reorganization, Cricket established a $70.1 million reserve to satisfy allowed priority claims against the Cricket Companies and allowed administrative claims against the Cricket Companies, including an estimated $55 million of cure payments in connection with assumed executory contracts and leases, through the effective date of the Plan of Reorganization. As of June 30, 2004, the Cricket Companies had paid approximately $41.7 million of cure payments to satisfy the administrative claims of vendors whose contracts were assumed by the Cricket Companies in the bankruptcy proceedings, and approximately $28.4 million of the $70.1 million reserve remained, with such amount included in restricted cash, cash equivalents and short-term investments at June 30, 2004.

Certain Contractual Obligations, Commitments and Contingencies

      The two tables below summarize information as of June 30, 2004 regarding certain future minimum contractual obligations for the next five years and thereafter for each of Leap and the Cricket Companies. The following amounts reflect certain pre-petition obligations as of June 30, 2004. As a result of the Chapter 11 filings, the long-term debt of Leap and the Cricket Companies is in default and the obligations under such debt are immediately due and payable. Therefore, the long-term debt of Leap and the Cricket Companies has been classified as current in the tables below. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. Under Chapter 11, the rights and interests of our various creditors are substantially altered.

Leap (unaudited) (in thousands):

			Year Ending December 31,
		Remainder of
	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt(1)	$739,206	$739,206	$—	$—	$—	$—	$—
Operating leases	1,662	639	1,023	—	—	—	—

Total	$740,868	$739,845	$1,023	$—	$—	$—	$—

(1)	Amounts shown for Leap’s long-term debt include principal and interest accrued under the facilities.

The Cricket Companies (unaudited) (in thousands):

			Year Ending December 31,
		Remainder of
	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt(1)	$1,702,546	$1,702,546	$—	$—	$—	$—	$—
Operating leases	136,446	27,795	50,782	28,246	10,207	7,379	12,037
Chase earn-out(2)	41,000	—	—	41,000	—	—	—

Total	$1,879,992	$1,730,341	$50,782	$69,246	$10,207	$7,379	$12,037

(1)	Amounts shown for the Cricket Companies’ senior secured vendor credit facilities and U.S. government financing included in long-term debt, include principal, interest and fees accrued under the facilities, and do not include payments under Leap’s senior notes and senior discount notes, which are guaranteed by Cricket Communications Holdings, Inc.

(2)	Leap’s March 2000 acquisition of substantially all of the assets of Chase Telecommunications Holdings, Inc. included contingent earn-out payments of up to $41.0 million (plus certain expenses) based on the earnings of the business acquired during the fifth full year following the closing of the acquisition. This obligation was generally assigned to and assumed by Cricket in 1999. We believe that the earn-out will be earned at significantly less than $41.0 million, if at all. Leap and Cricket rejected this agreement in bankruptcy.

Off-Balance Sheet Arrangements

      We had no off-balance sheet arrangements at June 30, 2004.

Credit Facilities and Other Financing Arrangements

New Senior Secured Pay-in-Kind Notes to be Issued Upon Emergence from Bankruptcy

      On the effective date of the Plan of Reorganization, Cricket will issue $350.0 million of new senior secured pay-in-kind notes. The notes will mature on the seventh anniversary of the effective date of the Plan of Reorganization. The notes bear interest at 13% per annum. Interest on the notes is payable semi-annually. Interest is payable in cash, except Cricket may elect to pay up to 12% interest on each of the first four regularly scheduled interest payment dates by issuing additional notes in a principal amount equal to the amount of interest not paid in cash. Each note will be issued in denominations of $100 in principal amount and larger integral multiples thereof.

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

      We currently intend to refinance the $350 million of senior secured pay-in-kind notes with a new offering of secured debt on more favorable terms, to the extent available to us in the marketplace.

Debt to be Cancelled on the Effective Date of the Plan of Reorganization

      As a result of Leap’s Chapter 11 filing, Leap is in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At June 30, 2004, Leap had $224.6 million of principal outstanding under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes have been stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior notes and the senior discount notes will be cancelled on the effective date of the Plan of Reorganization.

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

      Cricket is in default under each of its senior secured vendor credit facilities and, as a result of the bankruptcy filings, the indebtedness under these facilities has been accelerated. At June 30, 2004, Cricket had $1,618.3 million outstanding under its senior secured vendor credit facilities. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities are stayed during the pendency of the Chapter 11 proceedings. The indebtedness under these facilities will be cancelled on the effective date of the Plan of Reorganization and the holders of the debt associated with these facilities will receive their pro rata portion of 96.5% of the outstanding common stock of Leap to be issued on the effective date of the Plan of Reorganization and $350 million of new senior secured pay-in-kind notes from Cricket.

FCC Debt to Be Reinstated

      At June 30, 2004, the Cricket Companies owed approximately $76.7 million ($74.8 million, net of discount) of outstanding principal on wireless licenses acquisition indebtedness to the FCC. The original terms of the notes include interest rates generally ranging from 6.25% to 7.0% per annum (9.75% per annum on the note associated with the Denver license) and quarterly principal and interest payments until maturity through July 2007. The notes were discounted using management’s best estimate of the prevailing market interest rate at the time of purchase of the wireless licenses ranging from 9.75% to 10.75% per annum. Payments of principal and interest under these obligations were stayed during the pendency of the Chapter 11 proceedings.

      Pursuant to the Plan of Reorganization and a settlement agreement between Cricket and certain license subsidiaries and the FCC, we are required to pay to the FCC on the effective date of the Plan of Reorganization approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of our FCC debt, and approximately $278,000 of unjust enrichment penalties. The FCC’s order and settlement agreement also require the applicable license subsidiaries to repay approximately $40 million in principal amounts that will remain outstanding on the effective date of the Plan of Reorganization, plus accrued interest, to the FCC in installments scheduled for April and July 2005. We also agreed in the settlement agreement to use reasonable efforts to complete a debt offering on or prior to January 31, 2005 generating net proceeds sufficient to repay the $350 million of senior secured pay-in-kind notes that we will issue upon our emergence from bankruptcy and our indebtedness to the

FCC. We must repay our debt to the FCC with the net proceeds of any debt offering, but only to the extent that such net proceeds exceed the amount necessary to repay the $350 million of senior secured pay-in-kind notes. This remaining obligation will be secured by the wireless licenses purchased at the time the debt was incurred.

      We currently intend to refinance the $40 million of remaining indebtedness owed to the FCC with a new offering of secured debt on more favorable terms, to the extent available to us in the marketplace.

Secured Note of GLH

      In April 2002, we completed the exchange of certain wireless licenses with GLH. Pursuant to the agreement, GLH assumed $8.4 million of debt we owed to the FCC in connection with certain of the wireless licenses exchange with GLH. In consideration for GLH’s assumption of the FCC debt, we provided to GLH a note payable totaling $8.4 million. The note was secured by a pledge of the stock of a Leap subsidiary that owns certain wireless licenses not used in the Cricket business. In January 2003, Leap chose not to make a payment of principal and accrued interest that was due on the note, which constituted an event of default. During the three months ended June 30, 2004, GLH foreclosed on the pledged stock of the Leap subsidiary and, in July 2004, Leap transferred such stock to the noteholder after the FCC approved the change of control of wireless licenses associated with the foreclosure. The noteholder has an unsecured claim against the Leap Creditor Trust for the difference between its bid in the foreclosure proceedings of approximately $877,000 and the $8.6 million principal and accrued interest due under the note. The indebtedness under the note will be cancelled on the effective date of the Plan of Reorganization.

Operating Activities

      Cash provided by operating activities, net of cash used for reorganization activities of $4.1 million, totaled $89.9 million during the six months ended June 30, 2004 compared to cash provided by operating activities of $83.2 million, net of cash used for reorganization activities of $1.1 million, in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $69.0 million, combined with a change in working capital of $58.2 million, offset by net cash used for reorganization items of $4.1 million.

Investing Activities

      Cash used in investing activities was $35.4 million during the six months ended June 30, 2004 compared to cash used in investing activities of $5.0 million in the corresponding period of the prior year. Investing activities during the six months ended June 30, 2004 consisted primarily of the purchase of investments of $70.8 million and the purchase of property and equipment of $30.4 million, offset by the sale and maturity of investments of $51.8 million and the maturity of restricted cash equivalents and investments of $14.0 million. Investing activities during the six months ended June 30, 2003 consisted primarily of the purchase of investments of $56.2 million and the purchase of property and equipment of $19.0 million, offset by the sale and maturity of investments of $55.0 million, the maturity of restricted cash equivalents and investments of $13.8 million and $1.5 million in proceeds from the sale of wireless licenses.

Financing Activities

      There was no cash provided by or used in financing activities during the six months ended June 30, 2004. Cash used in financing activities in the corresponding period of the prior year was $4.3 million and consisted primarily of payments on our debt obligations to the FCC.

RISK FACTORS

Changes in Our Board of Directors and Stockholders Upon Our Emergence from Bankruptcy May Lead to Significant Changes in Our Operations, Business Plans and Results

      On the effective date of the Plan of Reorganization, a new Board of Directors of Leap will be appointed, Leap’s previously existing stock, options and warrants will be cancelled, and Leap will issue common stock to new stockholders. The new Board of Directors or the new stockholders may change our current operations or business plans. Accordingly, when reviewing the description of our business, the condensed consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to our operations, business plans, results and expectations following our emergence from bankruptcy.

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

Our Shares May Have Limited Trading

      On the effective date of our Plan of Reorganization, new equity securities of Leap will be issued to two classes of our creditors. Leap’s new equity securities will not be listed upon our emergence from bankruptcy on NASDAQ or any stock exchange and their liquidity may be limited. Our ability to access capital markets may be restricted in the future by this lack of a liquid trading market for our common stock.

We Believe Our Chapter 11 Proceedings Resulted in a Negative Public Perception of Leap and Cricket That Has Adversely Affected Our Relationships with Customers and Suppliers, As Well As Our Business, Results of Operations and Financial Condition

      We believe our Chapter 11 filings negatively impacted the public perception of Leap, Cricket and their subsidiaries. Although we believe our public perception has improved substantially as a result of the continued operation of our business and the confirmation of our Plan of Reorganization, if our current and potential customers perceive us as a company with financial difficulties because of negative press articles, delays in the process of emerging from bankruptcy or other reasons, they may decide not to purchase our products or services. At June 30, 2004, we had approximately 1,547,000 customers compared to approximately 1,460,000 at June 30, 2003. Although we increased the total number of customers from the prior year, our total number of customers fluctuated from quarter to quarter in 2003. Prior to the second quarter of 2003, Cricket had not experienced a decline in total customers from one quarter to another, but in the second quarter of 2003 we lost approximately 54,000 net customers. Promotional activity resulted in a net increase in our customers of approximately 18,000 during the three months ended September 30, 2003, but during the fourth quarter of 2003, we lost approximately 4,000 net customers. During the first quarter of 2004, we experienced a net increase of approximately 65,700 customers as a result of increased promotional activity and decreased churn. During the second quarter of 2004, we experienced a net increase of 9,000 customers. If our Plan of

Reorganization does not become effective in a timely matter after the date of this report, our ability to attract and retain customers may be adversely affected, which could have a material negative impact on our liquidity and results of operations.

      Similarly, because of our bankruptcy filings, many of our suppliers continue to sell to us only on less favorable terms. Negative public perception could also adversely impact our future access to additional capital and have other material adverse effects on our business, results of operations and financial condition.

      We have received regulatory approval from the FCC for the change of control of our wireless licenses that will occur upon our emergence from bankruptcy and expect to emerge from bankruptcy in the very near future. Although the order we received from the FCC is a final order, third parties have until September 14, 2004 to object to the order or appeal the decision by the FCC. Although we believe that the likelihood of an objection to or appeal of the order is small, such an order or appeal could have a material affect on our business operations.

In Their Audit Report, Our Independent Auditors Express Substantial Doubt About Our Ability to Continue as a Going Concern

      Our independent auditors included a “going concern” paragraph in their audit report on our audited 2003 annual consolidated financial statements. The audit report states that the uncertainties inherent in the bankruptcy process and our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements assume we will continue as a going concern, but our ability to do so will require successful reorganization of our outstanding indebtedness. If our Plan of Reorganization does not become effective in a timely fashion, our reorganization efforts may be unsuccessful which could lead to the financial failure of our company.

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future

      Leap and its subsidiaries experienced net losses of $46.2 million for the six months ended June 30, 2004, $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the short term or at all. If we fail to achieve profitability after emerging from Chapter 11, that failure would have a negative effect on our financial condition and on the value of the common stock of Leap.

We Face Increasing Competition, and Some Major Carriers Have Offered Service With Large Bundles of Minutes of Use at Low Prices, Which Could Have a Material Adverse Effect on Demand for the Cricket Service

      The telecommunications industry generally is very competitive. Some competitors have announced rate plans substantially similar to the Cricket service plan in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and virtually unlimited Cricket calling plans. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully.

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

Our Primary Business Strategy May Not Succeed in the Long Term

      A major element of our business strategy is to offer consumers a service that allows them to make virtually unlimited calls within their Cricket service area and receive unlimited calls from any area for a flat monthly rate without entering into a long-term service contract. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change or adjust our service offerings or trial new service offerings as a result. We cannot assure you that these service offerings will be successful or prove to be profitable.

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

If We Experience a High Rate of Customer Turnover, Our Ability to Become Profitable Will Decrease

      Customer turnover, referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term contracts, our service is available to a broader income base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, inability to make calls while outside of the home service calling area, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the marketing costs required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

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

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business

      We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. We do not, however, generally provide employment contracts to our employees and the uncertainties associated with our bankruptcy have caused many employees to consider or pursue alternative employment. Since we announced reorganization discussions and filed for Chapter 11, we have experienced higher than normal employee turnover, including turnover of individuals at the chief executive officer, president and chief operating officer, senior vice president, vice president and other management levels. The loss of key individuals, and particularly the cumulative effect of such losses, may have a material, adverse impact on our ability to manage and operate our business.

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

Regulation By Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services

      Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. State regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed new and potentially burdensome regulations in this area. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunication providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

We Will Likely Have to Raise Substantial Capital if We Wish to Launch Several New Cricket Markets in the Future, and Our New Secured Notes Will Contain Limitations on Incurring Indebtedness and Granting Liens That May Impede Our Ability to Do So

      If we launch Cricket service in several additional markets in the future, we will likely have to raise substantial capital to do so. However, as explained below, the indenture that will govern the $350 million of new senior secured pay-in-kind notes that Cricket will issue when it emerges from bankruptcy will limit our ability to raise additional capital.

      We previously financed the costs of launching new markets through secured financing provided by our major infrastructure equipment vendors. However, the commitments under our existing vendor credit facilities have been terminated, and our current infrastructure equipment vendors may not be willing to provide us with financing in the future to build out and launch new markets. Further, our bankruptcy may make it more difficult for us to raise capital in the future and any equipment financing provided to us may be more restrictive than the financing previously provided to us.

      The indenture that will govern the $350 million of debt that Cricket will issue when it emerges from bankruptcy will contain significant limitations on our ability to incur additional debt or to grant additional liens on our assets. The indenture permits us to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. In addition, we must meet certain stringent financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. As a result, before we can build out and launch new Cricket markets, we will likely be required to modify, refinance or repay the $350 million of new senior secured pay-in-kind notes that will be issued when we emerge from bankruptcy, or raise additional capital through the issuance and sale of additional equity securities. There is no assurance we will be able to do so on favorable terms and conditions in time for any market expansion.

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

      Even if the value of our wireless licenses does not decline, the carrying value of our licenses could differ materially when we emerge from bankruptcy and implement the fresh start provisions of SOP 90-7. Fresh start reporting requires a different standard for determining the carrying value of our wireless licenses than the approach required in connection with examining the possible impairment of our indefinite-lived intangible assets like wireless licenses.

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

Because our Consolidated Financial Statements Will Reflect Fresh Start Reporting Adjustments Made Upon Our Emergence from Bankruptcy, Financial Information Reflecting Our Future Results of Operations and Financial Condition Will Not Be Comparable to Prior Periods

      As a result of adopting fresh start reporting, the book values of our wireless licenses and our long-lived assets and the related depreciation and amortization expense, among other things, may change considerably from that reflected in our historical consolidated financial statements. Our future results will not be comparable to the historical consolidated statement of operations data included in this report. Once we emerge from bankruptcy, you will not be able to compare certain information reflecting our results of operations and financial condition to those for periods prior to our emergence from bankruptcy without making adjustments for fresh start reporting.

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

      The Plan of Reorganization contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize a significant amount of cancellation of indebtedness income. Although we should not be required to recognize such cancellation of indebtedness income for tax purposes, we will be required to reduce our net operating loss and capital loss carryforwards by the amount of such excluded income. In addition, under certain circumstances, we may be required to reduce the tax basis of our assets by a portion of the excluded income. The Plan of Reorganization further contemplates the merger of certain subsidiaries and the transfer of the stock of certain Leap subsidiaries to Cricket, which are intended to be structured as tax-deferred transactions. Management believes that these mergers and transfers will not result in significant income tax to Leap and its subsidiaries; however, if any changes to the Plan of Reorganization or additional mergers and transfers cannot be structured in a tax-deferred manner, we may owe significant income taxes as a result.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our variable rate long-term debt ceased accruing interest as of the Petition Date as a result of our Chapter 11 filings. Payments of principal and interest due under the variable rate long-term debt are generally stayed during the pendency of the Chapter 11 proceedings.

      Hedging Policy. We have previously entered into interest rate cap agreements designed to fix or limit a portion of the interest cost to Cricket (and the Leap subsidiaries that guarantee the senior secured vendor credit facilities). However, these credit facilities ceased accruing interest on the Petition Date. These interest rate cap agreements expired in March 2004. Prior to their expiration, they were accounted for at fair value and had no carrying value. The interest rate cap agreements did not qualify for hedge accounting under SFAS No. 133, and Leap does not engage in any other hedging activities against foreign currency exchange rate or interest rate risks.

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

      (b) Changes in Internal Controls

      There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      American Wireless Group, LLC, or AWG, has filed a claim for $28 million against Leap in the Bankruptcy Court based on the same general claims made by the plaintiffs in the AWG Lawsuit described below. On October 6, 2003, Leap filed an action in the Bankruptcy Court against AWG and certain of its members seeking to subordinate AWG’s alleged general unsecured claims to the same priority as that of other common stockholders under section 510(b) of the Bankruptcy Code. AWG agreed to subordinate its claim and on March 8, 2004 the Bankruptcy Court entered its order approving the Stipulation and Consent Judgment subordinating AWG’s claim.

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

      As a result of Leap’s Chapter 11 filing, Leap is currently in default under the indenture governing its senior notes and senior discount notes and the obligations under those notes have been accelerated. At June 30, 2004, Leap had $224.6 million of principal outstanding under its 12.5% senior notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% senior discount notes. The senior notes and senior discount notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes have been stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior notes and the senior discount notes will be cancelled on the effective date of the Plan of Reorganization.

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

      Leap has outstanding 225,000 senior notes and 668,000 senior discount notes. Each note has a principal amount at maturity of $1,000. Except while Leap is in bankruptcy, interest on the senior notes was payable semi-annually, and would have begun accruing cash interest on April 15, 2005 with the first semi-annual interest payment due October 15, 2005. Each senior discount note had an initial accreted value of $486.68 and a principal amount at maturity of $1,000. Cricket Communications Holdings, Inc., Backwire.com Inc. and Telephone Entertainment Network, Inc. guarantee the notes. The terms and conditions of the notes are more fully described in the indenture for the notes, which is filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

      Leap’s wholly owned subsidiary, Cricket Communications, Inc., previously entered into senior secured vendor credit facilities with each of Lucent, Nortel and Ericsson Credit AB to finance Cricket’s purchase of network infrastructure products and services from Lucent, Nortel and an affiliate of Ericsson Credit AB plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket is currently in default under each of its senior secured vendor credit facilities because it has failed to pay principal and interest and has failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities has been accelerated. As of June 30, 2004, Cricket was in default under the senior secured vendor credit facilities by approximately $1,618.3 million in accreted value of principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and payments of amounts owing under the purchase agreements generally are stayed during the pendency of the Chapter 11 proceedings. See Part I-Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      William M. Freeman’s appointment as the Chief Executive Officer (CEO) of Leap became effective on July 27, 2004 when the Bankruptcy Court entered an order approving such appointment. Mr. Freeman is expected to be appointed to Leap’s Board of Directors following the effective date of the Plan of Reorganization. Mr. Freeman succeeded Harvey P. White as CEO.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.9.6*	Amendment #11 to System Equipment Purchase Agreement, effective as of May 12, 2004, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
10.22*	Executive Employment Agreement made and entered into as of May 24, 2004 by and between Cricket Communications, Inc. and William M. Freeman.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K.

Current Report on Form 8-K/A, dated October 22, 2003, filed with the SEC on May 7, 2004, Items 3 and 7 reported, relating to the updated version of the Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.

Current Report on Form 8-K, dated May 17, 2004, filed with the SEC on May 18, 2004, Items 7 and 12 reported, relating to a press release regarding the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 11, 2004	By: /s/ WILLIAM M. FREEMAN William M. Freeman Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2004	By: /s/ S. DOUGLAS HUTCHESON S. Douglas Hutcheson Chief Financial Officer (Principal Financial Officer)