Form 10-Q
period 2004-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2004-11-22
CIK 1065049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒          No ☐

      The number of shares of registrant’s common stock outstanding on November 15, 2004 was 60,000,000.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	Successor	Predecessor
	Company	Company

	September 30,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$138,582	$84,070
Short-term investments	99,991	65,811
Restricted cash, cash equivalents and short-term investments	37,295	55,954
Funds distributed to Leap Creditor Trust (Note 1)	—	67,800
Inventories	33,286	17,680
Other current assets	33,656	39,145

Total current assets	342,810	330,460
Property and equipment, net	579,640	817,075
Wireless licenses, net	652,664	560,056
Goodwill and other intangible assets, net	494,289	—
Other assets	15,038	49,252

Total assets	$2,084,441	$1,756,843

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$95,963	$64,485
Current maturities of long-term debt (Note 6)	40,586	74,112
Other current liabilities	76,709	54,923

Total current liabilities	213,258	193,520
Long-term debt (Note 6)	372,192	—
Other long-term liabilities	22,945	55,157

Total liabilities	608,395	248,677
Liabilities subject to compromise (Note 5)	—	2,401,522
Commitments and contingencies (Notes 1 and 8)
Stockholders’ equity (deficit):
Predecessor Company and Successor Company preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Predecessor Company common stock — authorized 300,000,000 shares, $.0001 par value; 58,704,224 shares issued and outstanding	—	6
Successor Company common stock — authorized 160,000,000 shares, $.0001 par value; 60,000,000 shares issued and outstanding	6	—
Additional paid-in capital	1,478,392	1,156,410
Unearned stock-based compensation	—	(421)
Accumulated deficit	(2,572)	(2,048,431)
Accumulated other comprehensive income (loss)	220	(920)

Total stockholders’ equity (deficit)	1,476,046	(893,356)

Total liabilities and stockholders’ equity (deficit)	$2,084,441	$1,756,843

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor
	Company	Predecessor Company

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Revenues:
Service revenues	$112,084	$57,375	$160,849
Equipment revenues	24,502	11,749	32,034

Total revenues	136,586	69,124	192,883

Operating expenses:
Cost of service (exclusive of items shown separately below)	(32,333)	(18,161)	(47,849)
Cost of equipment	(31,383)	(12,770)	(49,188)
Selling and marketing	(16,769)	(6,805)	(21,610)
General and administrative	(21,673)	(8,982)	(38,723)
Depreciation and amortization	(29,546)	(26,007)	(74,903)
Impairment of long-lived assets and related charges	—	(266)	(4,083)

Total operating expenses	(131,704)	(72,991)	(236,356)
Gains on sale of wireless licenses	—	532	3,117

Operating income (loss)	4,882	(3,335)	(40,356)
Interest income	278	—	—
Interest expense (contractual interest expense was $22.7 million for the one month ended July 31, 2004 and $62.0 million for the three months ended September 30, 2003)	(5,545)	(464)	(2,356)
Other income (expense), net	153	303	(19)

Loss before reorganization items and income taxes	(232)	(3,496)	(42,731)
Reorganization items, net	—	958,228	(2,595)

Income (loss) before income taxes	(232)	954,732	(45,326)
Income taxes	(2,340)	(295)	(2,091)

Net income (loss)	$(2,572)	$954,437	$(47,417)

Other comprehensive income (loss):
Unrealized holding gains on investments, net	220	—	140

Comprehensive income (loss)	$(2,352)	$954,437	$(47,277)

Basic and diluted net income (loss) per common share	$(0.04)	$16.28	$(0.81)

Shares used in per share calculations:
Basic and diluted	60,000	58,631	58,704

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor
	Company	Predecessor Company

	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Revenues:
Service revenues	$112,084	$398,451	$483,912
Equipment revenues	24,502	83,196	78,462

Total revenues	136,586	481,647	562,374

Operating expenses:
Cost of service (exclusive of items shown separately below)	(32,333)	(113,988)	(153,918)
Cost of equipment	(31,383)	(97,160)	(132,994)
Selling and marketing	(16,769)	(51,997)	(65,353)
General and administrative	(21,673)	(81,514)	(126,706)
Depreciation and amortization	(29,546)	(177,494)	(226,055)
Impairment of indefinite-lived intangible assets	—	—	(171,140)
Impairment of long-lived assets and related charges	—	(626)	(22,721)

Total operating expenses	(131,704)	(522,779)	(898,887)
Gains on sale of wireless licenses	—	532	4,589

Operating income (loss)	4,882	(40,600)	(331,924)
Interest income	278	—	779
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004 and $184.7 million for the nine months ended September 30, 2003)	(5,545)	(4,195)	(82,307)
Other income (expense), net	153	(293)	(187)

Loss before reorganization items and income taxes	(232)	(45,088)	(413,639)
Reorganization items, net	—	957,516	(4,963)

Income (loss) before income taxes	(232)	912,428	(418,602)
Income taxes	(2,340)	(4,166)	(6,072)

Net income (loss)	$(2,572)	$908,262	$(424,674)

Other comprehensive income (loss):
Unrealized holding gains on investments, net	220	—	225

Comprehensive income (loss)	$(2,352)	$908,262	$(424,449)

Basic and diluted net income (loss) per common share	$(0.04)	$15.49	$(7.23)

Shares used in per share calculations:
Basic and diluted	60,000	58,623	58,704

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Successor
	Company	Predecessor Company

	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Operating activities:
Net cash provided by operating activities	$27,090	$119,142	$105,235

Investing activities:
Purchase of property and equipment	(10,392)	(33,412)	(27,279)
Net proceeds from sales of wireless licenses	—	2,000	4,722
Purchase of investments	(12,798)	(87,201)	(111,183)
Sale and maturity of investments	7,300	58,333	79,197
Restricted cash, cash equivalents and short-term investments, net	11,367	9,810	13,734

Net cash used in investing activities	(4,523)	(50,470)	(40,809)

Financing activities:
Repayment of long-term debt	(36,727)	—	(4,365)
Other	—	—	50

Net cash used in financing activities	(36,727)	—	(4,315)

Net increase (decrease) in cash and cash equivalents	(14,160)	68,672	60,111
Cash and cash equivalents at beginning of period	152,742	84,070	100,860

Cash and cash equivalents at end of period	$138,582	$152,742	$160,971

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and its Emergence from Chapter 11

      Leap Wireless International, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap Wireless International, Inc. (“Leap”) conducts operations through its subsidiaries. Leap has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by the Company’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Cricket and its subsidiaries that hold assets that are used in Cricket’s wireless communications business are collectively referred to herein as the “Cricket Companies.” As of September 30, 2004, the Company provided wireless service in 39 markets. As discussed in Note 2, references in these financial statements to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh start reporting.

Chapter 11 Proceedings Under the Bankruptcy Code

      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”) (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). These entities comprise substantially all of the operations of the Company. While in bankruptcy, each of the debtors continued to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11.

      On October 22, 2003, the Bankruptcy Court entered an order confirming the Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, including certain technical amendments thereto (the “Plan of Reorganization”), of Leap, Cricket and their debtor subsidiaries. The effectiveness of the Plan of Reorganization was conditioned upon, among other things, the receipt of required regulatory approvals from the Federal Communications Commission (the “FCC”) for the transfer of wireless licenses associated with the change of control that occurred upon Leap’s emergence from bankruptcy. Leap received the requisite approvals from the FCC on August 5, 2004. On August 16, 2004 (the “Effective Date”), Leap and Cricket satisfied the remaining conditions to the Plan of Reorganization, the Plan of Reorganization became effective, and the Company emerged from Chapter 11 bankruptcy.

      The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s total outstanding indebtedness. In connection with the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the FCC (net of repayment of $45 million of principal and accrued interest to the FCC on the Effective Date). Following is a summary of the material actions that occurred as of the Effective Date of the Plan of Reorganization:

•	All of the outstanding shares of Leap common stock, warrants and options were cancelled. The holders of Leap common stock, warrants and options did not receive any distributions under the Plan of Reorganization.

•	Leap issued 60 million shares of new Leap common stock for distribution to two classes of the Company’s creditors, as described below. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement.

•	The holders of Cricket’s senior secured vendor debt claims received, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock, or an aggregate of 57.9 million shares, as well as new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. The notes are guaranteed by Leap and its direct and indirect domestic subsidiaries. The notes are secured by all of the personal property and any owned real property of Leap and all of its direct and indirect domestic subsidiaries.

•	The Leap Creditor Trust, which was formed as contemplated by the Plan of Reorganization for the benefit of Leap’s general unsecured creditors, received 3.5% of the issued and outstanding shares of new Leap common stock, or 2.1 million shares, for distribution to holders of allowed Leap general unsecured claims on a pro rata basis. Leap also transferred other assets as specified in the Plan of Reorganization, which are to be liquidated by the Leap Creditor Trust, with the cash proceeds from such liquidation to be distributed to the holders of allowed Leap general unsecured claims. These other assets included a note receivable of $35.0 million that is currently in dispute with Endesa, S.A., nine wireless licenses with a book value of approximately $1.1 million at August 16, 2004, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at August 16, 2004, certain causes of action, and approximately $2.3 million of cash. Prior to August 16, 2004, Leap had transferred $68.8 million of funds to the Leap Creditor Trust to be distributed to holders of allowed Leap general unsecured claims.

•	Certain executory contracts and unexpired leases were assumed by the reorganized debtors, with reorganized Cricket responsible for paying the cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket or the other subsidiaries of Leap and Cricket received no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s 12.5% senior notes (“Senior Notes”), 14.5% senior discount notes (“Senior Discount Notes”), note payable to GLH, Inc. (“GLH”) and Qualcomm Incorporated (“Qualcomm”) term loan.

•	On the Effective Date of the Plan of Reorganization, the Company paid to the FCC approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of the Company’s FCC debt, and approximately $278,000 of unjust enrichment penalties. The Company has agreed to repay the approximately $40 million remaining outstanding principal amount of FCC debt, plus accrued interest, in installments scheduled for April and July 2005.

•	Leap entered into a Registration Rights Agreement with MHR Institutional Partners II LP and MHR Institutional Partners IIA LP (beneficial shareholders of Leap and affiliates of Mark H. Rachesky, a director of Leap) and Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap), pursuant to which Leap granted demand registration rights to such entities and agreed to prepare and file a resale shelf registration statement relating to the shares of new Leap common stock received by such entities under the Plan of Reorganization.

      Also on the Effective Date of the Plan of Reorganization, Leap, Cricket and their subsidiaries implemented certain restructuring transactions intended to streamline their corporate structure. As a result, Leap owns 100% of the issued and outstanding shares of reorganized Cricket and each of Leap’s other reorganized subsidiaries, and Cricket owns 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies.

      Any cash held in reserve by Leap immediately prior to the Effective Date of the Plan of Reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap will be distributed to the Leap Creditor Trust. At September 30, 2004, approximately $13.0 million remained in reserve by Leap and was included in restricted cash and Cricket had restricted cash and cash equivalents of $24.3 million that included funds set aside or pledged to satisfy payments and administrative and priority claims against the Cricket Companies following emergence from bankruptcy, and cash restricted for other purposes.

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

Accounting Under Chapter 11

      As of the Petition Date, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that the Company’s pre-petition liabilities that were subject to compromise be reported separately on the balance sheet at an estimate of the amount that would ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, commencing as of the Petition Date and continuing while in bankruptcy, the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for its pre-petition debt that was subject to compromise, which included its Senior Notes, Senior Discount Notes, senior secured vendor credit facilities, note payable to GLH and Qualcomm term loan.

      In accordance with SOP 90-7, changes in accounting principles required to be adopted under accounting principles generally accepted in the United States within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. However, there were none that had a significant effect on these financial statements.

Note 2.	Fresh Start Reporting

      The Company has adopted the fresh start accounting provisions of SOP 90-7. Under SOP 90-7, the Company was required to apply fresh start reporting because (i) the reorganization value of the assets of the Company was less than the sum of all the allowed claims and post petition liabilities, and (ii) holders of Leap’s common shares immediately before the Bankruptcy Court confirmed the Company’s Plan of Reorganization received less than fifty percent of the common stock issued by Leap on the date it emerged from bankruptcy. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004 and the Plan of Reorganization became effective on August 16, 2004. In light of the proximity of August 5, 2004 to the month ended July 31, 2004 and the immateriality of the results of operations for the period from August 1, 2004 through August 5, 2004, the Company has recorded the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh start reporting in the Company’s unaudited condensed consolidated financial statements as of July 31, 2004. Under fresh start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these financial statements, the term “Company” refers to the Predecessor Company and its operations for periods on or prior to July 31, 2004, and refers to the Successor Company and its operations for periods after July 31, 2004. The financial statements of the Company after July 31, 2004 are not comparable in many respects to the Company’s financial statements for prior periods.

      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Consistent with fresh start reporting, enterprise value (i.e. debt plus equity) may be used to calculate the reorganization value of the Company. The Company engaged a third party valuation consultant to assist the Company in estimating the Company’s enterprise value as of July 31, 2004. In formulating its estimate of the Company’s enterprise value, the valuation consultant reviewed information about the Company and conducted a discounted cash flow analysis using projected financial information supplied by the Company and an analysis of the market value and trading multiples of selected publicly-held companies in lines of business similar to the Company’s business. The valuation consultant estimated that the Company’s enterprise value at July 31, 2004 was between $1.9 billion and $2.2 billion. The Company selected the mid-point of the range, $2.05 billion, to represent management’s best estimate of the Company’s enterprise value for purposes of SOP 90-7. The Company then adjusted the enterprise value for cash necessary for normal operations and the value of non-debt operating liabilities, each as of the date of adoption of fresh start reporting, to determine that the reorganization value of the Successor Company’s assets was approximately $2.1 billion.

      The valuation consultant and two other valuation firms engaged by the Company provided management with information that management utilized in determining the fair market value of the Company’s network assets and wireless licenses, and the fair value of the Company’s trademarks and customer relationships. Management used these values in connection with the allocation process described below.

      In implementing fresh start reporting, the Company allocated its reorganization value to its assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and stated its liabilities, other than deferred taxes, at the present value of amounts to be paid. The amount remaining after allocation of the reorganization value to the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.

      The estimated reorganization value of the Company was based in substantial part on the projected financial information furnished by the Company to its third party valuation consultant, as well as other assumptions and estimates. The Company cannot guarantee that it will achieve these financial projections, assumptions and estimates in the future, and the Company’s actual results may differ materially from the results set forth in its financial projections.

      The adjustments to the Predecessor Company’s unaudited condensed consolidated balance sheet at July 31, 2004 resulting from the application of fresh start accounting are summarized below. The summary should be reviewed in conjunction with the Company’s unaudited condensed consolidated financial statements and corresponding notes contained elsewhere in this report (unaudited) (in thousands):

	Predecessor			Successor
	Company			Company

	July 31,	Reorganization	Fresh Start	July 31,
	2004	Adjustments	Adjustments	2004

Assets
Cash and cash equivalents	$152,742	$—	$—	$152,742
Short-term investments	94,741	—	—	94,741
Restricted cash, cash equivalents and short-term investments	48,655	—	—	48,655
Funds distributed to Leap Creditor Trust	68,790	(68,790)[a]	—	—
Inventories	34,739	—	—	34,739
Other current assets	36,235	(1,464)[a]	(1,379)[e]	33,392

Total current assets	435,902	(70,254)	(1,379)	364,269
Property and equipment, net	675,347	—	(82,352)[e]	592,995
Wireless licenses, net	558,913	(1,100)[a]	94,791 [e]	652,604
Goodwill and other intangible assets, net	—	—	500,548 [e]	500,548
Other assets	52,998	(36,400)[a]	(14)[e]	16,584

Total assets	$1,723,160	$(107,754)	$511,594	$2,127,000

	Predecessor					Successor
	Company					Company

	July 31,	Reorganization		Fresh Start		July 31,
	2004	Adjustments		Adjustments		2004

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$69,140	$32,110	[b]	$(2,082)[e]		$99,168
Current maturities of long-term debt	74,799	(4)[b]		2,638	[e]	77,433
Other current liabilities	66,584	18,377	[b]	(150)[e]		84,811

Total current liabilities	210,523	50,483		406		261,412
Long-term debt	—	372,750	[c]	—		372,750
Other long-term liabilities	59,052	—		(44,612)[e]		14,440

Total liabilities	269,575	423,233		(44,206)		648,602
Liabilities subject to compromise	2,398,230	(2,398,230)[b]		—		—
Stockholders’ equity (deficit):
Common stock	6	—	[d]	—		6
Additional paid-in capital	1,155,236	908,317	[d]	(585,161	) [e]	1,478,392
Unearned stock-based compensation	(53)	53	[d]	—		—
Accumulated deficit	(2,098,961)	958,000	a-d	1,140,961[e]		—
Accumulated other comprehensive loss	(873)	873	[d]	—		—

Total stockholders’ equity (deficit)	(944,645)	1,867,243		555,800		1,478,398

Total liabilities and stockholders’ equity (deficit)	$1,723,160	$(107,754)		$511,594		$2,127,000

      Adjustments reflected in the unaudited condensed consolidated balance sheet above are as follows:

(a)	To record the transfer of Leap assets to the Leap Creditor Trust.

(b)	To record the assumption or discharge of liabilities subject to compromise and the cancellation of Predecessor Company debt and other liabilities compromised pursuant to the Plan of Reorganization.

(c)	To record the issuance of new senior secured pay-in-kind notes, in accordance with the Plan of Reorganization.

(d)	To record the cancellation of the old common stock and other equity and the issuance of new common stock and warrants in accordance with the Plan of Reorganization.

(e)	To adjust the carrying value of assets, liabilities and stockholders’ deficit to fair value, in accordance with fresh start reporting, and record goodwill and other intangible assets for the reorganization value in excess of net assets.

      The fair values of goodwill and intangible assets reported in the Successor Company’s unaudited condensed consolidated balance sheet were estimated based upon the Company’s estimates of future cash flows and other factors including discount rates. If these estimates or the assumptions underlying these estimates change in the future, the Company may be required to record impairment charges. In addition, a permanent and sustained decline in the market value of the Company’s outstanding common stock below the Company’s enterprise value less debt could also result in the requirement to recognize impairment charges in future periods.

Note 3.	Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Predecessor Company’s consolidated financial statements and notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on May 13, 2004. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary to state fairly the financial information set forth herein, with such adjustments consisting only of normal recurring adjustments except for the fresh start adjustments described in Note 2. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Principles of Consolidation

      The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. While in bankruptcy, the Company continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis because: (i) Leap and each of its subsidiaries that had filed for bankruptcy continued to manage its properties and operate its business as a debtor-in-possession; (ii) management expected, and the Plan of Reorganization contemplated, that Leap would remain the ultimate parent of each of its subsidiaries (other than a subsidiary whose stock was pledged as collateral for the GLH note); (iii) Leap had the power to elect or cause the election of the Board of Directors of each of its subsidiaries during the course of the bankruptcy; and (iv) except for assets that were to be transferred to the Leap Creditor Trust, management expected that Leap and its subsidiaries would retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.

Reorganization Items

      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 reorganization and are presented separately in the Predecessor Company’s condensed consolidated statements of operations.

      The following table summarizes the components of reorganization items, net in the Predecessor Company’s condensed consolidated statements of operations (unaudited) (in thousands):

	Predecessor Company

	One Month	Three Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	September 30,	July 31,	September 30,
	2004	2003	2004	2003

Professional fees	$(1,069)	$(3,975)	$(5,005)	$(8,496)
Gain (loss) on settlement of liabilities	—	—	2,500	1,467
Adjustment of liabilities to allowed amounts	—	—	(360)	—
Post-petition interest income	352	1,380	1,436	2,066
Net gain on discharge of liabilities and the net effect from application of fresh start accounting	958,945	—	958,945	—

Total reorganization items, net	$958,228	$(2,595)	$957,516	$(4,963)

Revenues and Cost of Revenues

      For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, activation fees are allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the one month ended July 31, 2004, the two months ended September 30, 2004 and the seven months ended July 31, 2004 totaled $1.6 million, $2.6 million and $11.8 million, respectively. Activation fees included in equipment revenue for both the three and nine months ended September 30, 2003 totaled $4.5 million. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

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

      Upon emergence from Chapter 11 and adoption of fresh-start accounting, the Company re-assessed the useful lives of its property and equipment. As a result of this assessment, which included a review of the Company’s historical usage of and expected future service from existing property and equipment, and a review of industry experience with similar property and equipment, the Company changed the depreciable lives for certain network equipment assets, such as switches, switch power equipment, and cell site equipment. These network equipment assets that were previously depreciated over periods ranging from two to five years are now depreciated over periods ranging from three to fifteen years. As a result of this change, depreciation expense was reduced by approximately $20.5 million, and net loss was reduced by approximately $12.5 million, or $0.21 per share, for the two months ended September 30, 2004 compared to what it would have been if the useful lives had not been revised. The estimated useful lives for the Company’s other property and equipment, which have remained unchanged, are three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

      The following table summarizes the depreciable lives for network equipment (in years):

	Prior	Revised	Average
	Depreciable	Depreciable	Remaining Life
	Life	Life	at July 31, 2004

Network equipment:
Switches	5	10	6.8
Switch power equipment	5	15	11.8
Cell site equipment	5	7	3.8
Towers	5	15	11.8
Antennae	2	3	1.8

      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period.

      In connection with the adoption of fresh start reporting, the Company reduced the carrying value of property and equipment to its estimated fair market value.

Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

      During the one month ended July 31, 2004, the two months ended September 30, 2004 and the seven months ended July 31, 2004, the Company recorded charges of $0.3 million, $0 and $0.6 million, respectively, and during the three and nine months ended September 30, 2003, $4.1 million and $22.7 million, respectively, related to the disposal of certain network assets, capitalized costs and related charges associated with cell sites that the Company no longer expects to use in its business.

Wireless Licenses

      Wireless licenses are initially recorded at cost. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At September 30, 2004 and December 31, 2003, wireless licenses to be disposed of by sale or exchange were not significant.

      In connection with the adoption of fresh start reporting, the Company increased the carrying value of wireless licenses to their estimated fair market values.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible net assets recorded in connection with fresh start accounting. Other intangible assets were recorded upon adoption of fresh start accounting and consist of trademarks, which are being amortized on a straight-line basis over their estimated useful lives of fourteen years, and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives of four years. At September 30, 2004, goodwill was $334.1 million, trademarks were $36.6 million, net of accumulated amortization of $0.4 million, and customer relationships were $123.6 million, net of accumulated amortization of $5.4 million. Amortization expense for the two months ended September 30, 2004 was $5.8 million. Estimated amortization expense for intangible assets for the remainder of 2004 and for 2005 through 2008 is $8.7 million, $34.9 million, $34.9 million, $34.9 million and $21.5 million, respectively, and $25.3 million thereafter.

Impairment of Indefinite-Lived Intangible Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company has chosen to conduct its annual test for impairment during the fourth quarter of each year. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

Basic and Diluted Net Income (Loss) Per Common Share

      Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method.

Stock-Based Compensation

      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. The Predecessor Company recorded unearned stock-based compensation primarily related to its June 2000 acquisition of the remaining 5.11% of Cricket Communications Holdings that it did not already own. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. For the period from August 1, 2004 through September 30, 2004, there were no stock-based compensation plans in existence.

      The following table shows the effects on net income (loss) and income (loss) per share if the Predecessor Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Predecessor Company

		Three	Seven
	One Month	Months	Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	September 30,	July 31,	September 30,
	2004	2003	2004	2003

Net income (loss):
As reported	$954,437	$(47,417)	$908,262	$(424,674)
Add back stock-based compensation (expense) benefit included in net loss	18	232	(837)	69
Less net pro forma compensation (expense) benefit	1,336	(2,741)	6,209	(8,006)

Pro forma net income (loss)	$955,791	$(49,926)	$913,634	$(432,611)

	Predecessor Company

		Three	Seven
	One Month	Months	Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	September 30,	July 31,	September 30,
	2004	2003	2004	2003

Basic and diluted net income (loss) per common share:
As reported	$16.28	$(0.81)	$15.49	$(7.23)

Pro forma	$16.30	$(0.85)	$15.58	$(7.37)

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company

	September 30,	December 31,
	2004	2003

Property and equipment, net:
Network infrastructure and leasehold improvements	$566,404	$1,385,919
Computer equipment and other	23,286	100,031
Construction-in-progress	13,696	24,723

	603,386	1,510,673
Accumulated depreciation	(23,746)	(693,598)

	$579,640	$817,075

Accounts payable and accrued liabilities:
Trade accounts payable	$26,221	$15,300
Accrued payroll and related benefits	16,381	9,358
Other accrued liabilities	53,361	39,827

	$95,963	$64,485

Other current liabilities:
Accrued taxes	$45,155	$21,718
Deferred revenue	21,471	23,532
Accrued interest	338	4,502
Other	9,745	5,171

	$76,709	$54,923

Supplementary Cash Flow Information (unaudited) (in thousands):

	Successor
	Company	Predecessor Company

	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Supplementary disclosure of cash flow information:
Cash paid for interest	$8,227	$—	$15,945
Cash provided by (paid for) reorganization activities, (included in net cash provided by operating activities):
Payments to Leap Creditor Trust	—	(990)	—
Payments for professional fees	—	(7,975)	(3,830)
Cash received from vendor settlements, net of cure amounts paid	—	1,984	—
Interest income	—	1,485	2,066

Supplementary Basic and Diluted Net Loss Per Common Share Information:

      The weighted average number of shares outstanding were the same for the calculation of basic net earnings (loss) per common share and diluted net earnings (loss) per common share for all periods presented in the statement of operations. The following shares were not included in the computation of diluted earnings (loss) per share as their effect would have been antidilutive (unaudited) (in thousands):

	Successor
	Company	Predecessor Company

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Employee stock options	—	5,312	7,188
Non-vested restricted stock	—	76	88
Senior and Senior Discount Note warrants	—	2,830	2,830
Qualcomm warrant	—	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	—	95	95
Warrant to MCG	600	—	—

	Successor
	Company	Predecessor Company

	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003

Employee stock options	—	5,312	7,188
Non-vested restricted stock	—	76	88
Senior and Senior Discount Note warrants	—	2,830	2,830
Qualcomm warrant	—	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc.	—	95	95
Warrant to MCG	600	—	—

      Pursuant to the Plan of Reorganization, all outstanding options and warrants to purchase Leap common stock were cancelled in connection with the cancellation of the Predecessor Company’s common stock as of the Effective Date of the Plan of Reorganization. In addition, as of the Effective Date of the Plan of Reorganization, the Company issued (a) 60 million shares of new Leap common stock to two classes of creditors, the members of which became the new equity holders of the Successor Company and (b) warrants to MCG PCS, Inc (“MCG”) to purchase 600,000 shares of common stock of reorganized Leap at an exercise price of $16.83 per share, which warrants expire on March 23, 2009. The warrants were valued using Black-Scholes principles and ascribed a fair value of approximately $13.8 million at July 31, 2004.

Note 5.	Liabilities Subject to Compromise

      Liabilities subject to compromise refer to liabilities of the Predecessor Company incurred prior to the Petition Date that are with unrelated parties. Substantially all of the Predecessor Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the condensed consolidated balance sheet. Adjustments to liabilities subject to compromise resulted from negotiations, actions of the Bankruptcy Court, rejection of executory contracts including leases, implementation of the Plan of Reorganization, or other events.

      The following table summarizes the components of liabilities subject to compromise in the Predecessor Company’s condensed consolidated balance sheet (in thousands):

December 31,
2003

Accounts payable and accrued liabilities	$18,590
Debt in default subject to compromise	2,357,484
Other current liabilities	15,675
Other long-term liabilities	9,773

Total liabilities subject to compromise	$2,401,522

Note 6.	Debt

New Senior Secured Pay-in-Kind Notes Issued Under Plan of Reorganization

      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. The notes mature on August 16, 2011, the seventh anniversary of the Effective Date of the Plan of Reorganization. The notes bear interest at 13% per annum. Interest on the notes is payable semi-annually in February and August. Interest is payable in cash, except Cricket may elect to pay up to 12% interest on each of the first four regularly scheduled interest payment dates by issuing additional notes in a principal amount equal to the amount of interest not paid in cash. The notes are issued in denominations of $100 in principal amount and larger integral multiples thereof.

      The notes are secured by all of the personal property and any owned real property of Leap and its direct and indirect subsidiaries. The notes are also secured by all of the stock of Leap’s direct and indirect subsidiaries. The notes are guaranteed by Leap and all of its direct and indirect subsidiaries (other than Cricket which is the primary obligor under the notes).

      Cricket may redeem the outstanding notes in whole or in part at any time, in cash at a redemption price equal to: 106.5% of their principal amount plus accrued and unpaid interest during the first full year following the Effective Date of the Plan of Reorganization, declining gradually to 100% in the fifth full year thereafter and at any time thereafter. The notes are recorded at a premium which is being amortized over the term of the debt using the effective interest method.

      The indenture that governs the new notes contains significant limitations on the Company’s ability to incur additional debt or to grant additional liens on its assets. The Company must meet certain financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. In addition, the indenture permits the Company to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. The terms of the notes include other covenants that restrict the Company’s ability to, among other things: pay dividends;

make investments; sell assets; issue or sell the stock of some of Leap’s subsidiaries; enter into transactions with affiliates; and effect a consolidation or merger. These limitations are subject to certain qualifications and exceptions contained in the indenture governing the new notes.

      Upon the occurrence of events constituting a change of control of the Company, Cricket must make an offer to all noteholders to repurchase all or part of each holder’s notes in cash at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. In addition, in some cases if the Company sells assets and does not use the net proceeds of the sale either to retire secured debt or to reinvest in other assets that are used in its business, Cricket must offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest.

      Events of default under the notes include, among others, the Company’s failure to make payments under the notes when due, failure to comply with covenants or other provisions under the indenture governing the notes or the related security documents, defaulting under other indebtedness with an aggregate principal amount in excess of $10 million and which default gives the holder thereof the right to accelerate payment of the debt, a final judgment or order not covered by insurance for the payment of money of $10 million or more is rendered against the Company and the judgment or order is not stayed or discharged for a period of 30 consecutive days after entry, the bankruptcy or insolvency of Leap or Cricket or their subsidiaries, any security document or guaranty of the notes ceases to be in full force and effect, or the loss, suspension, revocation or non-renewal of wireless licenses covering 50% or more of the total potential customers covered by all of the Company’s wireless licenses. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes become immediately due and payable.

Debt in Default Not Subject to Compromise

      Debt in default not subject to compromise at December 31, 2003 consisted entirely of debt obligations to the FCC of $74.8 million (net of a $1.9 million discount) incurred as part of the purchase price for wireless licenses. The original terms of the notes include interest rates generally ranging from 6.25% to 7.0% per annum (9.75% per annum on the note associated with the Denver license) and quarterly principal and interest payments until the originally scheduled maturities ranging from September 2006 to June 2007.

      The Company classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation in the Predecessor Company’s condensed consolidated balance sheet as of December 31, 2003 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing were stayed during the pendency of the Chapter 11 proceedings.

      In its order approving the change of control of the Company’s wireless licenses, the FCC denied Leap’s request for a waiver of certain FCC regulations relating to Leap’s status as a “small business” or “very small business,” and determined that Leap would not be a “small business” or “very small business” following its emergence from bankruptcy. Pursuant to the Plan of Reorganization and a settlement agreement between Cricket, certain license subsidiaries and the FCC, the Company paid the FCC on the Effective Date of the Plan of Reorganization approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of its FCC debt, and approximately $278,000 of unjust enrichment penalties. The FCC’s order and settlement agreement also require the applicable license subsidiaries to repay approximately $40 million in principal amount that remained outstanding on the Effective Date, plus accrued interest, to the FCC in installments scheduled for April and July 2005. The Company also agreed in the settlement agreement to use reasonable efforts to complete a refinancing on or prior to January 31, 2005 generating net proceeds sufficient to repay the 13% senior secured pay-in-kind notes that Cricket issued upon emergence from bankruptcy and the Company’s remaining indebtedness to the FCC. The Company must repay its debt to the FCC with the net proceeds of any debt offering, but only to the extent that such net proceeds exceed the amount necessary to repay the 13% senior secured pay-in-kind notes. This remaining obligation to the FCC is secured by the wireless licenses that were originally purchased with installment payment financing from the FCC.

      At July 31, 2004, the remaining principal of the FCC debt was revalued in connection with our adoption of fresh start reporting. The carrying value of this debt at September 30, 2004 was $40.6 million, including a premium of $607,000 which is being amortized over the remaining term of the debt using the effective interest method.

Debt in Default Subject to Compromise

      Predecessor Company debt in default subject to compromise is summarized as follows (in thousands):

December 31,
2003

Senior Notes	$224,623
Senior Discount Notes	504,393
Senior secured vendor credit facilities	1,618,284
Note payable to GLH	8,643
Qualcomm term loan	1,541

$2,357,484

      Amounts presented for the Senior Notes, the note payable to GLH and the Qualcomm term loan include principal and interest accrued through the Petition Date. Amounts presented for the Senior Discount Notes include accreted principal and interest accrued through the Petition Date. Amounts presented for the senior secured vendor credit facilities include principal, interest and fees accrued through the Petition Date. On the Effective Date of the Plan of Reorganization, all of the Company’s pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full.

Note 7.	Income Taxes

      The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

      The Successor Company reported a loss of $232,000 and income tax expense of $2.3 million for the two months ended September 30, 2004, an effective tax rate of (1008%). The Successor Company’s income tax expense resulted from book expenses, primarily high-yield debt interest expense, which are not deductible for tax purposes, and from increases in deferred tax liabilities resulting from the amortization of wireless licenses for tax purposes. The Successor Company can utilize available Predecessor Company net operating losses (“NOLs”) to reduce its taxable income. The Predecessor Company’s effective tax rate for the one month ended July 31, 2004 and the three and nine months ended September 30, 2003 was 0%, 5% and 1%, respectively. The Predecessor Company’s tax expense for such periods varied from the expected tax benefit since full valuation allowances had been provided against deferred tax assets, and because deferred tax liabilities increased due to amortization of wireless licenses for tax purposes.

      In connection with the Company’s emergence from bankruptcy there was a significant reduction of the Company’s outstanding indebtedness, and as a result, it realized cancellation of indebtedness income. The Company is not required to recognize such cancellation of indebtedness income for tax purposes; however, the Company must reduce its NOLs by the amount of such excluded income.

      At September 30, 2004, the Company had federal NOLs of approximately $570 million. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize its NOLs is subject to an annual limitation due to an ownership change upon its emergence from bankruptcy, as well as a previous ownership change in 2002.

      The Company’s net deferred tax assets at July 31, 2004 are subject to a full valuation allowance. Pursuant to SOP 90-7, future decreases in the valuation allowance will be accounted for as a reduction in goodwill. Goodwill was reduced by $0.5 million during the two months ended September 30, 2004, due to such decreases.

Note 8.	Commitments and Contingencies

      The Company’s wireless licenses include provisions that require the Company to satisfy certain minimum coverage requirements within five and/or ten years after the original license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years. The Company has met the initial coverage requirements for all of its wireless licenses with initial coverage deadlines in 2004 or earlier. The Company has six wireless licenses with an aggregate carrying value of approximately $2.6 million at September 30, 2004, that have initial coverage deadlines in 2006 that have not yet been met.

      Cricket has agreed to purchase a wireless license to provide service in Fresno, California from Alpine-Fresno C, LLC for approximately $27.1 million (of which $1.8 million has been paid as a deposit), plus the reimbursement of certain construction expenses not to exceed $500,000. The sale is subject to FCC approval, and an application seeking consent to assign the license from Alpine-Fresno C, LLC to Cricket is pending before the FCC. A party involved in the bankruptcy of the seller has filed an objection with the FCC to the Company’s application for consent to assign the license.

      On August 26, 2004, the United States District Court for the Southern District of California granted defendant’s motion to dismiss plaintiff’s amended complaint in the matter entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). The matter consolidated into a single action several securities class action law suits originally filed between December 5, 2002 and February 7, 2003 on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002 (the “Class Period”). The amended complaint, which named as defendants only Harvey White and Susan Swenson, former Company officers, alleged that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The amended complaint seeks compensatory damages for plaintiffs and other members of the purported class in an amount to be proved at trial, plus interest costs and expenses. Although the court’s dismissal order provided plaintiffs with an opportunity to amend their complaint, they did not do so within the time period set by the court and instead informally indicated that they intend to appeal the court’s dismissal order. Leap is not a defendant in the case but the two named defendants have indemnification agreements with the Company. Management believes that the Company’s liability, if any, for indemnification of the defendants with respect to any potential future losses is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of September 30, 2004 related to this contingency.

      On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “Whittington Lawsuit”). Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 Leap shares to MCG. Plaintiffs claim that the result in the arbitration and the subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court and the defendants have filed a motion to dismiss noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. On September 20, 2004, the court granted the motion to remand the Whittington Lawsuit.

      In a related action, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi (the “AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court and the defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit. The court has not yet ruled on these motions.

      Several of the defendants in the Whittington Lawsuit and the AWG Lawsuit have indemnification agreements with the Company. Management believes that the Company’s liability, if any, for indemnification of the defendants with respect to future losses is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of September 30, 2004 related to these contingencies.

      In connection with the Chapter 11 proceedings, the court established certain deadlines by which the holders of pre-emergence claims against the Company were required to file proofs of claim. The final deadline for such claims, relating to claims which arose during the course of the bankruptcy, was October 15, 2004, 60 days after the Effective Date of the Plan of Reorganization. Parties who failed to file proofs of claim before the applicable deadlines are barred from asserting such claims against the Company in the future. The Company’s obligations have been discharged with respect to all general unsecured claims for pre-petition obligations, although the holders of allowed general unsecured pre-petition claims against Leap have (and holders of disputed general unsecured pre-petition claims against Leap may have) a pro rata beneficial interest in the assets of the Leap Creditor Trust. The Company is reviewing the remaining claims filed against it (consisting primarily of claims for pre-petition taxes and for obligations incurred by the Company during the course of the Chapter 11 proceedings) and will file further objections as necessary. Unless extended by order of the Court, the final day to object to claims is December 15, 2004.

      The Company is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of September 30, 2004 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. Leap refers to Leap Wireless International, Inc., and Cricket refers to Cricket Communications, Inc. Cricket and its subsidiaries are collectively referred to herein as the “Cricket Companies.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2004 population estimates provided by Claritas Inc.

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

      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	adverse changes in the credit and financial markets generally, or specifically in the market for syndicated loans to non-investment grade borrowers;

•	failure of network systems to perform according to expectations;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.

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

Overview

      Cricket offers wireless service to customers in the United States under the brand “Cricket®.” On September 30, 2004, Cricket had approximately 1,539,000 customers located in 39 markets throughout the United States. These markets are located in 47 basic trading areas, or BTAs, covering a total population of approximately 25.9 million potential customers. At September 30, 2004, we owned wireless licenses covering approximately 53.8 million potential customers in 33 states. Our operations are conducted through the Cricket Companies and our liquidity and capital resources come primarily from the assets and operations of the Cricket Companies.

      Cricket generates revenues from the sale of wireless services, handsets and accessories. Our service allows customers to make and receive virtually unlimited calls within their Cricket calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers can also make long distance calls on a per-minute basis or as part of packaged offerings. In addition to our basic Cricket service, we also offer a plan that bundles certain additional features (such as voicemail and call waiting) at a higher price. Additionally, we offer a premium plan which includes virtually unlimited local service, multiple calling features and a large block of available long distance minutes per month, and a plan that includes virtually unlimited local and long distance calling for a flat rate. We also offer a plan that provides discounts on additional lines of service that are added to an existing qualified account.

      Commencing in the second quarter of 2004, we began upgrading our networks to permit us to offer our customers a number of additional features to enhance the Cricket service. These enhancements, which are now available in a number of our markets, include games and applications that utilize the BREW handset application software platform, improved data services and customized ringtones. In addition, we are considering the introduction of additional products and features such as a pre-paid wireless service offering, instant messaging and an option that would allow customers to use their Cricket phones when they were away from their home calling areas.

      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. While reorganizing under Chapter 11, each of the debtors continued to manage its properties and operate its business as a “debtor-in-possession.” Our Plan of Reorganization was confirmed by the Bankruptcy Court on October 22, 2003. On August 5, 2004, we received all regulatory approvals from the FCC required for our emergence from bankruptcy. Leap and Cricket satisfied the remaining conditions to the Plan of Reorganization on August 16, 2004, and the Plan of Reorganization became effective. On the Effective Date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. For a more detailed description of our bankruptcy proceedings, see Note 1 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the Effective Date of the Plan of Reorganization, our long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million and approximately $40 million of remaining indebtedness to the FCC (net of repayment of $45 million of principal and interest to the FCC on the Effective Date of the Plan of Reorganization, described in greater detail below). All of our pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s Senior Notes, Senior Discount Notes, note payable to GLH, Inc. and Qualcomm Incorporated term loan. In addition, we paid the FCC approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with reinstating our FCC debt, and approximately $278,000 of unjust enrichment penalties on the Effective Date of the Plan of Reorganization.

      During the Chapter 11 process, we achieved significant expense reductions resulting from our continued focus on minimizing costs, the renegotiation of key contracts and the rejection of executory contracts and leases deemed no longer necessary for the operation of the Cricket business. We also implemented, and are continuing to implement, targeted strategies designed to improve the productivity of our sales channels. For the nine months ended September 30, 2004, consolidated net cash provided by operating activities, which was primarily generated by the Cricket Companies, was approximately $146.2 million (including $5.5 million of net cash used for reorganization items), compared to consolidated net cash provided by operating activities of approximately $105.2 million (including $1.8 million of net cash used for reorganization items) for the comparable period of the prior year. At September 30, 2004, we had approximately $238.6 million in unrestricted cash, cash equivalents and short-term investments, an increase of $88.7 million compared to $149.9 million in unrestricted cash, cash equivalents and short-term investments at December 31, 2003.

      In connection with our emergence from Chapter 11, we adopted the fresh start accounting provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7. Under SOP 90-7, we were required to apply fresh start reporting because (i) the reorganization value of our assets was less than the sum of all the allowed claims and post petition liabilities, and (ii) holders of Leap common shares immediately before the bankruptcy court confirmed our Plan of Reorganization received less than fifty percent of the common stock issued by Leap on the date it emerged from bankruptcy. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004 and the Plan of Reorganization became effective on August 16, 2004. In light of the proximity of August 5, 2004 to the month ended July 31, 2004 and the immateriality of the results of operations for the period from August 1, 2004 through August 5, 2004, we have recorded the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh start reporting in our unaudited condensed consolidated financial statements as of July 31, 2004.

      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Consistent with fresh start reporting, the enterprise value (i.e. debt plus equity) may be used to calculate our reorganization value. We engaged a third party valuation consultant to assist management in estimating our enterprise value as of July 31, 2004. The valuation consultant and two other valuation firms engaged by us also provided management with information that management utilized in determining the fair market value of our network assets and wireless licenses, and the fair value of our trademarks and customer relationships. Management used these values in connection with the allocation process described below.

      In implementing fresh start reporting, we allocated our reorganization value to our assets in conformity with procedures specified by Statement of Financial Accounting Standards No. 141, “Business Combinations,” and stated our liabilities, other than deferred taxes, at the present value of amounts to be paid. The amount remaining after allocation of the reorganization value to our identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh start reporting, our accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.

      This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the financial information and the condensed consolidated financial statements included in Part I — Item 1 of this report.

Results of Operations

      As a result of our emergence from Chapter 11 bankruptcy and the application of fresh start reporting, we are deemed to be a new entity for financial reporting purposes. In this report, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and is referred to as the “Successor Company” for periods after July 31, 2004. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh start accounting. However, for purposes of this discussion, the Predecessor Company’s results for the period from July 1, 2004 through July 31, 2004 have been combined with the Successor Company’s results for the period from August 1, 2004 through September 30, 2004. These combined results are compared to the Predecessor Company’s results for the three months ended September 30, 2003. In addition, these combined results for the three months ended September 30, 2004 also have been combined with the Predecessor Company’s results for the six months ended June 30, 2004 and compared to the Predecessor Company’s results for the nine months ended September 30, 2003.

      The following table presents the Predecessor and Successor Companies’ combined condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Service revenues	$169,459	$160,849	$510,535	$483,912
Equipment revenues	36,251	32,034	107,698	78,462

Total revenues	205,710	192,883	618,233	562,374
Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,494)	(47,849)	(146,321)	(153,918)
Cost of equipment	(44,153)	(49,188)	(128,543)	(132,994)
Selling and marketing	(23,574)	(21,610)	(68,766)	(65,353)
General and administrative	(30,655)	(38,723)	(103,187)	(126,706)
Depreciation and amortization	(55,553)	(74,903)	(207,040)	(226,055)
Impairment of indefinite-lived intangible assets	—	—	—	(171,140)
Impairment of long-lived assets and related charges	(266)	(4,083)	(626)	(22,721)

Total operating expenses	(204,695)	(236,356)	(654,483)	(898,887)
Gains on sale of wireless licenses	532	3,117	532	4,589

Operating income (loss)	1,547	(40,356)	(35,718)	(331,924)
Interest income	278	—	278	779
Interest expense	(6,009)	(2,356)	(9,740)	(82,307)
Other income (expense), net	456	(19)	(140)	(187)

Loss before reorganization items and income taxes	(3,728)	(42,731)	(45,320)	(413,639)
Reorganization items, net	958,228	(2,595)	957,516	(4,963)

Income (loss) before income taxes	954,500	(45,326)	912,196	(418,602)
Income taxes	(2,635)	(2,091)	(6,506)	(6,072)

Net income (loss)	$951,865	$(47,417)	$905,690	$(424,674)

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

      At September 30, 2004, we had approximately 1,539,000 customers compared to approximately 1,478,000 customers at September 30, 2003. Gross customer additions for the three months ended September 30, 2004 and 2003 were 200,000 and 215,000, respectively, and net customer additions (losses) during these periods were approximately (8,000) and 18,000, respectively. At September 30, 2004, the total potential customer base covered under our 39 operating markets was approximately 25.9 million.

      During the three and nine months ended September 30, 2004, service revenues increased $8.6 million, or 5%, and $26.6 million, or 6%, respectively, compared to the corresponding periods of the prior year. Our basic Cricket service offers customers virtually unlimited calls within their Cricket service area at a flat price and we also offer two other higher priced plans which include different levels of bundled features. In March 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, the higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The increase in service revenues resulting from the higher priced service offerings for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was partially offset by a decrease in activation fees which were included in service revenues for the first two quarters of 2003 until our adoption of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003, at which time they began to be included in equipment revenues.

      During the three and nine months ended September 30, 2004, equipment revenues increased $4.2 million, or 13%, and $29.2 million, or 37%, respectively, compared to the corresponding periods of the prior year. These increases resulted primarily from higher average net revenue per handset sold. We increased the retail price of our handsets in the fourth quarter of 2003. In addition, our customers’ purchases of handsets increased by approximately 52,000 units, or 6%, for the nine months ended September 30, 2004. Additionally, activation fees increased by $9.9 million for the nine months ended September 30, 2004 compared to the same period in the prior year.

      For the three and nine months ended September 30, 2004, cost of service increased $2.6 million, or 6%, and decreased $7.6 million, or 5%, respectively. The increase for the three months ended September 30, 2004 was primarily due to an increase of $2.8 million in software maintenance expenses offset in part by a decrease in network related costs of $1.3 million, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy, and a decrease of $0.3 million in cell site lease costs as a result of our rejection of surplus cell site leases in the bankruptcy proceedings. The decrease for the nine months ended September 30, 2004 was primarily due to a decrease of $11.1 million in network related costs for the reasons discussed above. In addition, we experienced a decrease of $2.8 million in cell site lease costs. The decrease in cell site lease costs also occurred due to the reasons discussed above. These decreases in cost of service for the nine months ended September 30, 2004 were offset in part by increases of $2.2 million in payroll and related costs and $5.9 million in software maintenance expenses.

      For the three and nine months ended September 30, 2004, cost of equipment decreased $5.0 million, or 10%, and $4.5 million, or 3%, respectively, compared to the corresponding periods of the prior year. The decreases for the three and nine months ended September 30, 2004 were primarily driven by decreases in reverse logistics costs of $5.0 million and $13.4 million, respectively. For the nine months ended September 30, 2004, the decrease in reverse logistics costs was partially offset by an increase of $7.0 million in handset costs as a result of a 52,000 unit increase in the number of handsets sold combined with an increase in the average cost per handset for those handsets acquired during the third quarter of 2004. In addition, there was a $2.6 million increase in handset costs associated with upgrades to existing customers.

      Equipment revenues increased 13% during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, while cost of equipment decreased 10% during the same three month period, in each case for the reasons described above. We do not believe that the different rates of change in these amounts represent a trend in the relationship between equipment revenues and cost of equipment. Instead, we believe the difference arose in part as a result of an increase in the average retail price per handset during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      For the three and nine months ended September 30, 2004, selling and marketing expenses increased $2.0 million, or 9%, and $3.4 million, or 5%, respectively, compared to the corresponding periods of the prior year. The increases were primarily due to increases of $0.4 million and $3.8 million, respectively, in payroll and related costs, and $0.9 million and $1.8 million, respectively, of miscellaneous selling and marketing costs. For the three months ended September 30, 2004, $0.5 million of the total increase was associated with greater advertising and related costs while, for the nine months ended September 30, 2004, the increase was partially offset by a $3.8 million decrease in advertising and related costs.

      For the three and nine months ended September 30, 2004, general and administrative expenses decreased $8.1 million, or 21%, and $23.5 million, or 19%, respectively, compared to the corresponding periods of the prior year. The decreases in general and administrative expenses for these periods were primarily due to decreases of $1.7 million and $4.2 million, respectively, in insurance costs, reductions of $4.2 million and $8.3 million, respectively, in call center and billing costs resulting from improved operating efficiencies and cost reductions negotiated during the course of our bankruptcy, and reductions of $1.4 million and $2.7 million, respectively, in general miscellaneous expenses. In addition, for the nine months ended September 30, 2004 there was a decrease of $5.6 million in legal costs compared to the corresponding period in the prior year, primarily reflecting the classification of costs directly related to our bankruptcy filings as reorganization costs subsequent to the Petition Date in accordance with SOP 90-7.

      For the three and nine months ended September 30, 2004, depreciation and amortization expenses decreased $19.4 million, or 26%, and $19.0 million, or 8%, respectively, compared to the corresponding periods of the prior year. These decreases were primarily due to the revision of our estimated useful lives for network equipment which resulted in a decrease of $20.5 million, and the reduction in the fair value of property and equipment as a result of fresh start accounting which resulted in a decrease of $6.1 million. Included in depreciation and amortization expense for three months ended September 30, 2004 is amortization expense of $5.8 million related to identifiable intangible assets recorded in the application of fresh-start accounting. Estimated depreciation expense for the fourth quarter of 2004, based on property and equipment that existed at the end of the third quarter of 2004, is approximately $36 million.

      For the three and nine months ended September 30, 2004, interest expense increased $3.7 million, or 155%, and decreased $72.6 million, or 88%, respectively, compared to the corresponding periods of the prior year. The decrease in interest expense for the nine months ended September 30, 2004 resulted from the application of SOP 90-7 which requires that, commencing on the Petition Date, we cease accruing interest and amortizing debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, note payable to GLH, and Qualcomm term loan. Upon our emergence from bankruptcy, we began accruing interest on the new 13% senior secured pay-in-kind notes which resulted in the increase for the three months ended September 30, 2004 as compared to the corresponding period in the prior year.

      For the three and nine months ended September 30, 2004, reorganization items consisted primarily of $1.1 million and $5.0 million, respectively, of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, partially offset by income from the settlement of certain pre-petition liabilities of $0 and $2.1 million, respectively, and interest income earned while we were in bankruptcy of $0.4 million and $1.4 million, respectively, with the balance attributable to net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy and the application of fresh start accounting.

      For the three and nine months ended September 30, 2004, income tax expense increased by $0.5 million, or 26%, and $0.4 million, or 7%, respectively, compared to the corresponding periods of the prior year. The increases resulted from estimated taxable income for the two months ended September 30, 2004 as compared to taxable loss in each of the prior periods presented. The Successor Company can utilize available Predecessor Company net operating losses, or NOLs, to reduce its taxable income. However, utilization of Predecessor Company NOLs generally offsets goodwill rather than reducing book tax expense. Tax expense in each period presented also includes a provision for increased deferred tax liability resulting from amortization of wireless licenses.

Performance Measures

      In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the Securities and

Exchange Commission, is a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

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

      The following table shows metric information for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,

	2004	2003

ARPU	$36.77	$36.87
CPGA	$142	$136
CCU	$18.25	$22.04
Churn	4.5%	4.5%

      During the first quarter of 2004, we modified our definitions of CPGA and CCU so that handset replacement and repair costs (other than warranty costs which are the responsibility of the handset manufacturers) are now included in the calculation of CCU and are excluded from the calculation of CPGA. We modified the definition because we decided that it was more appropriate to include these costs in CCU rather than including them in CPGA with handset costs related to the acquisition of new customers. The metric information for the three months ending September 30, 2004 and 2003 presented in the table above has been calculated using the modified definitions of CPGA and CCU. As a result of the revised definitions, the CPGA and CCU metric information presented in this report and presented in future reports will not be comparable with CPGA and CCU measures calculated using the definitions in place prior to January 1, 2004. If calculated under our definitions of CPGA and CCU that existed prior to the first quarter of 2004, CPGA would have been $168 and CCU would have been $20.43 in the third quarter of 2003.

Reconciliation of Non-GAAP Financial Measures

      We utilize certain financial measures, as described above, that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA. The financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for this period (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	September 30,

	2004	2003

Selling and marketing expense	$23,574	$21,610
Plus cost of equipment	44,153	49,188
Less equipment revenue	(36,251)	(32,034)
Less net loss on equipment transactions unrelated to initial customer acquisition	(2,971)	(9,589)

Total costs used in the calculation of CPGA	$28,505	$29,175
Gross customer additions	200,315	214,967

CPGA	$142	$136

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU. The financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for this period (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,

	2004	2003

Cost of service	$50,494	$47,849
Plus general and administrative expense	30,655	38,723
Plus net loss on equipment transactions unrelated to initial customer acquisition	2,971	9,589

Total costs used in the calculation of CCU	$84,120	$96,161
Weighted-average number of customers	1,536,314	1,454,387

CCU	$18.25	$22.04

Liquidity and Capital Resources

      While reorganizing under Chapter 11, Leap and the Cricket Companies operated separately and their separate assets and cash flows were available in bankruptcy to benefit different groups of creditors. As a result, for the past several quarters we have presented liquidity and capital resources information for each of Leap and the Cricket Companies separately, rather than on a consolidated basis. Following our emergence from bankruptcy, we are again presenting liquidity and capital resources information for Leap and the Cricket Companies on a consolidated basis.

      Our principal sources of liquidity are cash from operations and our existing cash, cash equivalents and short-term investments. From time to time, we may also generate additional liquidity through the sale of assets that are not required for the on-going operation of our business. At September 30, 2004, we had a total of $238.6 million in unrestricted cash, cash equivalents and short-term investments. As of September 30, 2004, we also had restricted cash and cash equivalents of $37.3 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and the Cricket Companies, and cash restricted for other purposes.

      During the nine months ended September 30, 2004, we incurred approximately $43.8 million in capital expenditures. We currently expect to incur approximately $80 million in capital expenditures for the year ending December 31, 2004, and between $110 million and $120 million in capital expenditures for the year ending December 31, 2005, primarily for maintenance and improvement of our wireless networks and, in 2005, for the build-out and launch of the Fresno, California market as described below. We expect to finance these capital expenditures with cash from operations and our existing cash, cash equivalents and short-term investments, and/or proceeds from the new proposed senior secured credit facilities described below.

      Cricket has agreed to purchase a wireless license to provide service in Fresno, California from Alpine-Fresno C, LLC for approximately $27.1 million (of which $1.8 million has been paid as a deposit), plus the reimbursement of certain construction expenses not to exceed $500,000. The sale is subject to FCC approval, and an application seeking consent to assign the license from Alpine-Fresno C, LLC to Cricket is pending before the FCC. A party involved in the bankruptcy of the seller has filed an objection with the FCC to our application for consent to assign the license. We currently expect that capital expenditures to build-out and launch the Fresno market, as well as the related expansion of the Visalia and Modesto/ Merced markets, are expected to be between $20 and $25 million (excluding the cost of purchasing the license). Additional cash requirements for the launch are expected to be less than $8 million. We expect to finance these costs with cash from operations, our existing cash, cash equivalents and short-term investments, and/or proceeds from the new proposed senior secured credit facilities described below.

      At September 30, 2004, we had outstanding 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.2 million. The indenture that governs these notes contains significant limitations on our ability to incur additional debt or to grant additional liens on our assets. On September 30, 2004, we also had approximately $40 million in principal amount of FCC debt that is payable, together with accrued interest, in installments scheduled for April and July 2005. For a description of our outstanding indebtedness, see “— Senior Secured Pay-in-Kind Notes and FCC Indebtedness” set forth below. We also agreed in a settlement agreement with the FCC to use reasonable efforts to complete a refinancing on or prior to January 31, 2005 generating net proceeds sufficient to repay the $372.8 million of 13% senior secured pay-in-kind notes, and our outstanding indebtedness to the FCC. We must repay our debt to the FCC with the net proceeds of any new credit facilities, but only to the extent that the net proceeds exceed the amount necessary to repay the $372.8 million of senior secured pay-in-kind notes.

      On November 9, 2004, Cricket launched the syndication of a proposed $650 million of senior secured credit facilities, expected to consist of a five-year, $150 million revolving credit facility and a six-year, $500 million term loan. We expect that the revolving credit facility will be undrawn at the closing of the facilities. Cricket’s obligations under the proposed credit facilities are to be guaranteed by Leap and all the domestic subsidiaries of Leap and Cricket. We intend to use the proceeds from the proposed term loan facility to repay Leap’s existing senior secured pay-in-kind notes, debt and accrued interest owed to the FCC, and transaction fees and expenses. We expect that the proposed term loan will provide us with net proceeds, after the repayment of our presently outstanding indebtedness and payment of transaction fees and expenses, of approximately $57 million for general corporate purposes including working capital and potential acquisitions. We currently expect to complete the debt syndication in December 2004, but we cannot assure you that we will be successful in completing the proposed debt syndication.

      We currently plan to participate as a bidder in the FCC’s re-auction of 242 broadband PCS licenses beginning in January 2005, commonly referred to as Auction 58. We expect to participate directly and/or through a joint venture with one or more third parties. We anticipate financing any obligations we incur with respect to winning bids with cash from operations, our existing cash, cash equivalents and short-term investments, and/or proceeds from the proposed senior secured credit facilities described above.

Certain Contractual Obligations, Commitments and Contingencies

      The table below summarizes information as of September 30, 2004 regarding certain future minimum contractual obligations for Leap and the Cricket Companies for the next five years and thereafter (unaudited) (in thousands):

			Year Ending December 31,
		Remainder
	Total	of 2004	2005	2006	2007	2008	Thereafter

Long-term debt(1)	$390,586	$—	$40,586	$—	$—	$—	$350,000
Operating leases	127,442	14,389	52,701	29,048	11,003	8,111	12,190

Total	$518,028	$14,389	$93,287	$29,048	$11,003	$8,111	$362,190

(1)	Amounts shown for Cricket’s senior secured pay-in-kind notes and U.S. government financing include principal only.

Off-Balance Sheet Arrangements

      We had no off-balance sheet arrangements at September 30, 2004.

Senior Secured Pay-in-Kind Notes and FCC Indebtedness

New Senior Secured Pay-in-Kind Notes Issued Under Plan of Reorganization

      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. The notes mature on August 16, 2011, the seventh anniversary of the Effective Date of the Plan of Reorganization. The notes bear interest at 13% per annum. Interest on the notes is payable semi-annually in February and August. Interest is payable in cash, except Cricket may elect to pay up to 12% interest on each of the first four regularly scheduled interest payment dates by issuing additional notes in a principal amount equal to the amount of interest not paid in cash. The notes are issued in denominations of $100 in principal amount and larger integral multiples thereof.

      The notes are secured by all of the personal property and any owned real property of Leap and its direct and indirect subsidiaries. The notes are also secured by all of the stock of Leap’s direct and indirect subsidiaries. The notes are guaranteed by Leap and all of its direct and indirect subsidiaries (other than Cricket which is the primary obligor under the notes).

      Cricket may redeem the outstanding notes in whole or in part at any time, in cash at a redemption price equal to: 106.5% of their principal amount plus accrued and unpaid interest during the first full year following the Effective Date of the Plan of Reorganization, declining gradually to 100% in the fifth full year thereafter and at any time thereafter. The notes are recorded at a premium which is being amortized over the term of the debt using the effective interest method.

      The indenture that governs the new notes contains significant limitations on our ability to incur additional debt or to grant additional liens on our assets. We must meet certain financial ratios in order to incur additional unsecured indebtedness, subject to certain limited exceptions. In addition, the indenture permits us to incur up to $50 million of additional debt outstanding at any one time to procure equipment, inventory and telecommunications network assets. This additional debt may be secured, but only by the equipment, inventory or network assets financed with the proceeds of the debt. The terms of the notes include other covenants that restrict our ability to, among other things: pay dividends, make investments, sell assets, issue or sell the stock of some of Leap’s subsidiaries, enter into transactions with affiliates, and effect a consolidation or merger. These limitations are subject to certain qualifications and exceptions contained in the indenture governing the new notes.

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

      Events of default under the notes include, among others, our failure to make payments under the notes when due, our failure to comply with covenants or other provisions under the indenture governing the notes or the related security documents, our defaulting under other indebtedness with an aggregate principal amount in excess of $10 million and which default gives the holder thereof the right to accelerate payment of the debt, a final judgment or order not covered by insurance for the payment of money of $10 million or more is rendered against us and the judgment or order is not stayed or discharged for a period of 30 consecutive days after entry, the bankruptcy or insolvency of Leap or Cricket or their subsidiaries, any security document or guaranty of the notes ceases to be in full force and effect, or the loss, suspension, revocation or non-renewal of wireless licenses covering 50% or more of the total potential customers covered by all of our wireless licenses. In the case of an event of default arising from bankruptcy or insolvency, all outstanding notes become immediately due and payable.

      As described above, we have launched the syndication of a proposed $650 million of senior secured credit facilities, the proceeds of which will be used in part to repay our existing $372.8 million of senior secured pay-in-kind notes. We cannot assure you that we will be successful in completing the proposed debt syndication.

FCC Debt Reinstated Under Plan of Reorganization

      As of the Effective Date of the Plan of Reorganization, the Cricket Companies owed approximately $76.7 million ($77.4 million, including the premium) of outstanding principal on wireless licenses acquisition indebtedness to the FCC. The original terms of the notes include interest rates generally ranging from 6.25% to 7.0% per annum (9.75% per annum on the note associated with the Denver license) and quarterly principal and interest payments until the originally scheduled maturities, ranging from September 2006 to June 2007. Payments of principal and interest under these obligations were stayed during the pendency of the Chapter 11 proceedings.

      Pursuant to the Plan of Reorganization and a settlement agreement between Cricket, certain license subsidiaries and the FCC, we paid the FCC on the Effective Date of the Plan of Reorganization approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of our FCC debt, and approximately $278,000 of unjust enrichment penalties. The FCC’s order and settlement agreement also require the applicable license subsidiaries to repay approximately $40 million in principal amount that remained outstanding on the Effective Date, plus accrued interest, to the FCC in installments scheduled for April and July 2005. We also agreed in the settlement agreement to use reasonable efforts to complete a refinancing on or prior to January 31, 2005 generating net proceeds sufficient to repay the senior secured pay-in-kind notes that we issued upon our emergence from bankruptcy and our remaining indebtedness to the FCC. We must repay our debt to the FCC with the net proceeds of any new credit facilities, but only to the extent that such net proceeds exceed the amount necessary to repay the senior secured pay-in-kind notes. This remaining obligation to the FCC is secured by the wireless licenses that were originally purchased with installment payment financing from the FCC.

      As described above, we have launched the syndication of a proposed $650 million of senior secured credit facilities, the proceeds of which will be used in part to repay our existing $40 million of remaining indebtedness to the FCC. We cannot assure you that we will be successful in completing the proposed debt syndication.

Debt Cancelled on the Effective Date of the Plan of Reorganization

      On the Effective Date of the Plan of Reorganization, all of our pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full. This discharged indebtedness included approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s Senior Notes, Senior Discount Notes, note payable to GLH, Inc. and Qualcomm Incorporated term loan.

Operating Activities

      Cash provided by operating activities, net of cash used for reorganization activities of $5.5 million, totaled $146.2 million during the nine months ended September 30, 2004 compared to cash provided by operating activities of $105.2 million, net of cash used for reorganization activities of $1.8 million, in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $88.5 million, combined with a change in working capital of $45.8 million, offset by a change in net cash used for reorganization items of $1.7 million.

Investing Activities

      Cash used in investing activities was $55.0 million during the nine months ended September 30, 2004 compared to cash used in investing activities of $40.8 million in the corresponding period of the prior year. Investing activities during the nine months ended September 30, 2004 consisted primarily of the purchase of investments of $100.0 million and the purchase of property and equipment of $43.8 million, offset by the sale and maturity of investments of $65.6 million and the maturity of restricted cash equivalents and investments of $21.2 million and $2.0 million in proceeds from the sale of wireless licenses. Investing activities during the nine months ended September 30, 2003 consisted primarily of the purchase of investments of $111.2 million and the purchase of property and equipment of $27.3 million, offset by the sale and maturity of investments of $79.2 million, the maturity of restricted cash equivalents and investments of $13.8 million and $4.7 million in proceeds from the sale of wireless licenses.

Financing Activities

      Cash used in financing activities was $36.7 million during the nine months ended September 30, 2004 compared to cash used in financing activities of $4.3 million in the corresponding period of the prior year. Financing activities during the nine months ended September 30, 2004 and 2003 consisted primarily of principal payments on our debt obligations to the FCC.

RISK FACTORS

Our Shares Are Not Listed with NASDAQ or a National Securities Exchange and May Have Limited Trading

      On the Effective Date of our Plan of Reorganization, Leap issued 60 million shares of common stock for distribution to two classes of our creditors. Although Leap intends to apply in the near future to list its outstanding shares of common stock on NASDAQ, its shares are not currently listed on NASDAQ or any national securities exchange and Leap cannot guarantee that any application to list its shares will be granted. Leap’s common shares are quoted for trading by market makers on the OTC Bulletin Board, but the shares may be less liquid in that market than they would be on NASDAQ or a national securities exchange. Our ability to access equity capital markets may be restricted in the future if the trading market for Leap’s common stock lacks sufficient liquidity.

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future

      We experienced a loss of $51.8 million (excluding reorganization items, net) for the nine months ended September 30, 2004. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the future on a consistent basis or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition and on the value of the common stock of Leap.

We Face Increasing Competition, and Some Major Carriers Have Offered Service With Large Bundles of Minutes of Use at Low Prices, Which Could Have a Material Adverse Effect on Demand for the Cricket Service

      The telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to the Cricket service plan (and have also introduced products that consumers perceive to be similar to Cricket’s service plan) in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and virtually unlimited Cricket calling plans. Some competitors also offer pre-paid wireless plans that are being advertised heavily to market segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing, market penetration and customer retention. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully.

      We compete as a mobile alternative to landline service providers in the telecommunications industry. Wireline carriers have begun to advertise aggressively in the face of increasing competition from wireless carriers, cable operators and other competitors. Wireline carriers are also offering unlimited national calling plans and bundled offerings that include wireless and data services. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.

      In addition, because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. If consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase.

We May Not be Successful in Increasing our Customer Base Which Would Force Us to Change Our Business Plans and Financial Outlook and Would Likely Negatively Affect the Price of Our Stock

      Our growth on a quarter by quarter basis has varied substantially in the recent past. In the first quarter of 2003, we gained approximately 1,000 net customers. In the second quarter of 2003, we lost approximately 54,000 net customers. Promotional activity resulted in an 18,000 increase in net customers in the third quarter of 2003, but we lost approximately 4,000 net customers during the fourth quarter of 2003. During the first quarter of 2004, we experienced a net increase of approximately 65,700 customers as a result of increased promotional activity and decreased churn. During the second quarter of 2004, we experienced a further net increase of 9,000 customers but lost approximately 8,000 net customers in the third quarter of 2004. We believe that this uneven growth over the last several quarters generally reflects the strong competition in the wireless telecommunications market, our attenuated spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative effect on the price of our common stock.

Our Primary Business Strategy May Not Succeed in the Long Term

      A major element of our business strategy is to offer consumers a service that allows them to make virtually unlimited calls within their Cricket service area and receive unlimited calls from any area for a flat monthly rate without entering into a long-term service contract or passing a credit check. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change or adjust our service offerings or trial new service offerings as a result. We cannot assure you that these service offerings will be successful or prove to be profitable.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers if We Fail to Keep Up With These Changes

      The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. The cost of implementing future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

If We Experience a High Rate of Customer Turnover, Our Ability to Become Profitable Will Decrease

      Customer turnover, referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term contracts, our service is available to a broader income base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including limited network coverage, inability to make calls while outside of the home service calling area, reliability issues such as blocked or dropped calls, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the marketing costs required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

      Our operating costs can also increase substantially as a result of customer credit card and subscription fraud and dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud in the future, it would have a material adverse impact on our financial condition and results of operations.

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business

      We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. We do not, however, generally provide employment contracts to our employees and the uncertainties associated with our bankruptcy and our emergence from bankruptcy have caused many employees to consider or pursue alternative employment. Since we announced reorganization discussions and filed for Chapter 11, we have experienced higher than normal employee turnover, including turnover of individuals at the chief executive officer, president and chief operating officer, senior vice president, vice president and other management levels. The loss of key individuals, and particularly the cumulative effect of such losses, may have a material, adverse impact on our ability to effectively manage and operate our business.

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

      Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. In addition, if one or more Cricket customers were harmed by a defective product provided to us by the manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

      There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to market and sell our wireless service.

We Rely Heavily on Third Parties to Provide Specialized Services; a Failure by Such Parties to Provide the Agreed Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition

      We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products we purchase. However, some suppliers, including software suppliers, are the exclusive sources of their specific products. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major, specialized suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse affect on our business, results of operations and financial condition.

We May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected by Patents and Other Intellectual Property Rights

      Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers and suppliers who provide us with the equipment and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.

      A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has initiated similar discussions with other telecommunications carriers. We have begun to evaluate the third party’s position but have not yet reached a conclusion as to the validity of its position. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to revise our business operations to avoid the possibility of infringement or defend costly litigation in which we may or may not be successful. Further, if we determine that we wish to enter into a license or royalty agreement with the third party, the cost of any such agreement, which we cannot presently predict, may have a material adverse affect on our results of operations and financial condition.

Regulation By Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services

      Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. State regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunication providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If Call Volume Under Our Cricket Flat Price Plans Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect On Our Competitive Position

      Cricket customers currently use their handsets approximately 1,500 minutes per month, and some markets are experiencing substantially higher call volumes. We own less spectrum in many of our markets than our competitors, but we design our networks to accommodate our expected high call volume, and we consistently assess and implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

      We offer service plans that bundle certain features, long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase, making it less economical to continue providing long distance at current prices. Further, long distance rates and the charges for interconnecting telephone call traffic between carriers can be affected by governmental regulatory actions (and in some cases are subject to regulatory control) and, as a result, could increase with limited warning, although we believe that all wireless operators generally face this risk. If we are unable to cost-effectively provide our products and services to customers, our competitive position and business prospects could be materially adversely affected.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges

      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the value estimated by management with the assistance of an independent valuation consultant. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if (a) future consolidation in the wireless industry allowed or required carriers to sell significant portions of their wireless spectrum holdings, (b) a sudden large sale of spectrum by one or more wireless providers occurs, or (c) market prices decline as a result of the bidding activity in upcoming FCC auctions, including the FCC’s Auction 58 scheduled to commence in January 2005. In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. If the market value of wireless licenses were to decline significantly in the future, the value of our wireless licenses could be subject to non-cash impairment charges in the future. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

Declines in Our Operating Performance Could Ultimately Result in an Impairment of Our Goodwill or Our Long-Lived Assets

      We assess potential impairments to our goodwill and our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Because our goodwill and our long-lived assets do not have identifiable cash flows that are largely independent of other asset groupings, we compare our total estimated undiscounted future cash flows, excluding interest costs, to the carrying value of our long-lived and indefinite-lived assets in performing our impairment tests. Our estimated future operating results are based on estimates of key operating metrics. Therefore, if we do not achieve these metrics and, as a result, do not achieve our planned operating results, this may have a significant adverse effect on our estimated undiscounted future cash flows and may ultimately result in a non-cash impairment charge related to our goodwill and/or our long-lived assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill and/or our long-lived assets on our balance sheet.

Because our Consolidated Financial Statements Reflect Fresh Start Reporting Adjustments Made Upon Our Emergence from Bankruptcy, Financial Information In Our Current and Future Financial Statements Will Not Be Comparable to Our Financial Information from Prior Periods

      As a result of adopting fresh start reporting, the carrying values of our wireless licenses and our long-lived assets and the related depreciation and amortization expense, among other things, changed considerably from that reflected in our historical consolidated financial statements. Thus, our current and future balance sheets and results of operations will not be comparable in many respects to our historical balance sheets and consolidated statements of operations data. You are not able to compare information reflecting our balance sheet data, results of operations and changes in financial condition to information for periods prior to our emergence from bankruptcy, without making adjustments for fresh start reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our variable rate long-term debt ceased accruing interest as of the Petition Date as a result of our Chapter 11 filings. Payments of principal and interest due under the variable rate long-term debt were generally stayed during the pendency of the Chapter 11 proceedings, and were reduced or cancelled upon our emergence from bankruptcy. Pursuant to the Plan of Reorganization, Cricket emerged from bankruptcy with fixed rate debt only; see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Secured Pay-in-Kind Notes and FCC Indebtedness.”

      Hedging Policy. Leap does not currently engage in any hedging activities against foreign currency exchange rate or interest rate risks.

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management has designed the Company’s disclosure controls and procedures to provide a reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), the Company’s management conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

      (b) Changes in Internal Controls

      There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Bankruptcy Proceedings

      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). Through the Effective Date of the Plan of Reorganization, each of the debtors continued to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the debtors were subject to the automatic stay provisions of Section 362(a) of Chapter 11. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The effectiveness of the Plan of Reorganization was conditioned upon, among other things, the receipt of required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that occurred upon Leap’s emergence from bankruptcy. Leap received the requisite approvals from the FCC on August 5, 2004. On August 16, 2004, Leap and Cricket satisfied the remaining conditions to the Plan of Reorganization, the Plan of Reorganization became effective, and the Company emerged from Chapter 11 bankruptcy.

      For a more detailed description of our bankruptcy proceedings, see Note 1 to the condensed consolidated financial statements included in Part I-Item 1 of this report.

Endesa Litigation

      From April 1999 to the date of sale on June 2, 2000, Leap owned 100% of Smartcom, S.A., a Chilean corporation that operates a nationwide wireless network in Chile. On June 2, 2000, Leap completed the sale of Smartcom to Endesa, S.A., a Spanish company. Leap received a $35.0 million promissory note payable by Endesa. That note is subject to a right of set-off to secure indemnification claims under the purchase agreement. Endesa asserted claims of up to approximately $49.0 million against Leap for breach of representations and warranties under the purchase agreement and notified Leap that it is offsetting the claims against the entire unpaid balance of the note. The note matured on June 2, 2001 but has remained unpaid. Proceedings relating to the resolution of Endesa’s claims were initiated by Endesa in June 2001 and remain pending before the 19th Civil Court of Santiago in the Republic of Chile. Leap also filed an action against Endesa in the Bankruptcy Court with respect to the promissory note, seeking to collect the amount due under the note. On March 11, 2004, the Bankruptcy Court rendered a decision generally indicating that it would abstain from taking any further action in the matter before it. The Bankruptcy Court stayed that action and lifted the automatic stay imposed by bankruptcy law so that the litigation could proceed in Chile. The order became effective March 21, 2004. However the Bankruptcy Court’s order allowed Endesa only to seek set-offs against the amount it owes under the promissory note and Endesa is precluded from seeking any affirmative relief against Leap. In accordance with the Plan of Reorganization, Leap’s interests in the note were transferred to the Leap Creditor Trust on the Effective Date.

Securities Litigation

      Between December 5, 2002 and February 7, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002, referred to as the Class Period. Those lawsuits were all virtually identical to one another. On March 14, 2003, the court entered plaintiffs’ stipulation and order for the appointment of lead plaintiffs and approval of lead plaintiffs’ selection of lead counsel and ordered the cases consolidated into a single action entitled In re Leap Wireless Securities Litigation, Case No. 02-CV-2388J (AJB). On May 23, 2003, the plaintiffs filed an amended complaint which named only Harvey White and

Susan Swenson as defendants. The amended complaint alleges that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the Class Period, thereby artificially inflating the price of Leap’s common stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants concealed the deteriorated value of Leap’s wireless licenses by relying upon a fraudulent impairment test of those assets, which resulted in a gross and material overstatement of the value of Leap’s assets in its consolidated financial statements. The amended complaint also claims that misrepresentations were made regarding certain business metrics related to the operation of Cricket. The complaint seeks an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class was certified in the lawsuit. On July 29, 2003, the defendants filed a motion to dismiss the amended complaint. The defendants’ motion to dismiss stated, among other matters, that the amended complaint failed to plead any facts which show that any representations made by Leap or the defendants were false or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. On August 26, 2004, the court granted the defendants’ motion to dismiss, but granted the plaintiffs leave to amend their complaint an additional time. The plaintiffs did not file an amended complaint within the time period set by the court. Instead, plaintiffs have indicated informally that they intend to appeal the court’s dismissal order. Although Leap is not a defendant in the case, the two named defendants have indemnification agreements with the Company.

      On December 31, 2002, several members of American Wireless Group, LLC, referred to as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and MCG relating to MCG’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. The dispute with MCG resulted in an award against Leap in an arbitration proceeding in 2002. Leap satisfied the award by issuing 21,020,431 Leap shares to MCG. Plaintiffs claim that the result in the arbitration and the subsequent issuance of shares to MCG, caused a decrease in the value of the shares transferred to AWG for the FCC licenses. Leap is not a defendant in the Whittington Lawsuit. Instead, plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged fraudulent failure to disclose the material facts regarding the MCG dispute and the risk that the shares held by the plaintiffs might be diluted if MCG was successful in the arbitration. On May 16, 2003, plaintiffs filed an amended complaint which set forth the same allegations against the defendants, but added several additional plaintiffs. On May 29, 2003, the defendants removed the Whittington Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the Whittington Lawsuit noting, among other matters, that plaintiffs failed to plead facts which show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the MCG dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs. On September 20, 2004 the court granted the motion to remand the Whittington Lawsuit.

      In a related action, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. On June 26, 2003, the defendants removed the AWG Lawsuit from state court in Mississippi to the United States District Court for the Southern District of Mississippi in Jackson. Plaintiffs filed a motion to remand the case to state court. Defendants have filed a motion to dismiss the AWG Lawsuit, making arguments similar to these made in their motion to dismiss the Whittington Lawsuit.

      The Company believes that its directors and officers insurance for the applicable period should be available to cover all or a portion of an award against the defendants if the plaintiffs were to prevail in either the AWG or Whittington Lawsuits. In addition, several of the defendants in the Whittington Lawsuit and the AWG Lawsuit have indemnification agreements with the Company. Management believes that the Company’s liability, if any, for indemnification of the defendants with respect to future losses is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of September 30, 2004 related to these contingencies.

Zawalick Litigation

      On February 24, 2003, plaintiff Steven Zawalick filed a purported derivative action in the Supreme Court of the State of New York, Case No. 03600591, on behalf of Leap against Morgan Stanley & Co., Inc., Donaldson Lufkin Jenrette Securities Corporation, Bear Stearns & Co., Inc., ABN AMRO Incorporated and Credit Suisse First Boston Corp., each of whom were initial purchasers in the private placement of Leap’s debt securities on February 23, 2000. Leap was also named as a nominal defendant in the lawsuit. The complaint alleges that the sales were disguised brokerage transactions and that the investment banking firms charged excessive brokerage fees in violation of New York General Obligations Law Section 5-531, which limits the fees payable to loan brokers. The complaint sought compensatory damages, costs and fees in connection with bringing suit, and other remedies. Leap believes the plaintiff lacked a right to bring the claim and that any action taken in the lawsuit after the April 13, 2003 commencement of the bankruptcy is in violation of the automatic stay of the bankruptcy code. On June 23, 2003, plaintiff served the complaint on Leap as a nominal defendant. In response, Leap filed with the court a notice of commencement of the bankruptcy and automatic stay of all proceedings against it. Plaintiff did not take any action to proceed with the lawsuit or to lift the stay. The New York court entered an order on November 25, 2003 that the Plaintiff’s pursuit of the case be discontinued. Upon the effectiveness of the Plan of Reorganization, any rights Leap may have had under this action were transferred to the Leap Creditor Trust.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      On August 16, 2004, pursuant to the Plan of Reorganization and in connection with satisfying the claims of holders of general unsecured claims against Leap, Leap issued 2.1 million shares of common stock, $0.0001 par value per share, to the Leap Creditor Trust for distribution to holders of allowed Leap general unsecured claims on a pro rata basis. These newly-issued shares of Leap common stock were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code.

      On August 16, 2004, pursuant to the Plan of Reorganization, Leap issued 57.9 million shares of common stock, $0.0001 par value per share, and contributed such shares to its wholly-owned subsidiary, Cricket Communications Holdings, Inc., which in turn contributed such shares to its wholly-owned subsidiary, Cricket Communications, Inc. On August 16, 2004, pursuant to the Plan of Reorganization and in connection with satisfying the claims of holders of Cricket’s senior secured vendor debt, Cricket distributed the 57.9 million Leap common shares to holders of allowed claims in respect of Cricket’s senior secured vendor debt on a pro rata basis. These newly-issued shares of Leap common stock were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code.

      On January 30, 2004, Leap, MCG PCS, Inc., Michael Gelfand, the Leap Creditor Trust, the Official Unsecured Creditors’ Committee of Leap and the informal committee of Cricket’s senior secured vendor debtholders agreed to settle their various disputes. Under the settlement agreement, the parties agreed to dismiss their respective claims and litigations and to grant each other mutual releases, in exchange for Cricket’s payment of a portion of MCG’s attorneys’ fees and expenses incurred in connection with the Chapter 11 cases (subject to a maximum of $750,000) and Leap issuing to MCG certain warrants on the Effective Date of the Plan of Reorganization. On August 16, 2004, pursuant to the settlement agreement, MCG dismissed its appeal of the Bankruptcy Court’s confirmation order of Leap’s Plan of Reorganization, Cricket paid $750,000 to MCG PCS, Inc., and Leap issued to MCG PCS, Inc. warrants to purchase 600,000 shares of Leap common stock, $0.0001 par value per share, at an exercise price of $16.83 per share. The warrants expire on March 23, 2009, and contain customary anti-dilution and net-issuance provisions. The warrants to purchase Leap common stock were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

      As a result of Leap’s Chapter 11 filing, Leap was in default under the indenture governing its Senior Notes and Senior Discount Notes and the obligations under those notes were accelerated. Immediately prior to the Effective Date under the Plan of Reorganization, Leap had $224.6 million of principal outstanding under its 12.5% Senior Notes and approximately $504.4 million in accreted value of principal and accrued interest outstanding under its 14.5% Senior Discount Notes. The Senior Notes and Senior Discount Notes ceased accruing interest as of the Petition Date, and payments of principal and interest due under the notes were stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the Senior Notes and the Senior Discount Notes was cancelled on the Effective Date of the Plan of Reorganization.

      Leap Senior Notes and Senior Discount Notes were issued in February 2000, as part of an offering of 225,000 senior units, each senior unit consisting of one 12.5% senior note due 2010 and one warrant to purchase Leap common stock, and 668,000 senior discount units, each senior discount unit consisting of one 14.5% senior discount note due 2010 and one warrant to purchase Leap common stock. The total gross proceeds from the sale of the senior units and senior discount units were $225.0 million and $325.1 million, respectively, of which $164.4 million was allocated to the fair value of the warrants, estimated using the Black-Scholes option pricing model. The warrants issued in the units offering were exercisable for an aggregate of 2,829,854 shares of Leap common stock at an exercise price of $96.80 per share. All of these warrants were cancelled on the Effective Date of the Plan of Reorganization.

      Prior to its Chapter 11 filings, Leap had outstanding 225,000 Senior Notes and 668,000 Senior Discount Notes. Each note had a principal amount at maturity of $1,000. Except while Leap was in bankruptcy, interest on the senior notes was payable semi-annually, and would have begun accruing cash interest on April 15, 2005 with the first semi-annual interest payment due October 15, 2005. Each Senior Discount Note had an initial accreted value of $486.68 and a principal amount at maturity of $1,000. Cricket Communications Holdings, Inc., Backwire.com Inc. and Telephone Entertainment Network, Inc. guaranteed the notes. The terms and conditions of the notes are more fully described in the indenture for the notes, which was filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

      Leap’s wholly owned subsidiary, Cricket Communications, Inc., previously entered into senior secured vendor credit facilities with each of Lucent, Nortel and Ericsson Credit AB to finance Cricket’s purchase of network infrastructure products and services from Lucent, Nortel and an affiliate of Ericsson Credit AB plus interest expense and other costs and origination and commitment fees related to the credit facilities. Cricket was in default under each of its senior secured vendor credit facilities because it failed to pay principal and interest and failed to comply with other covenants under those facilities, and as a result of the Chapter 11 proceedings, the indebtedness under these facilities was accelerated. Immediately prior to the Effective Date of the Plan of Reorganization, Cricket was in default under the senior secured vendor credit facilities by approximately $1,618.3 million in accreted value of principal, interest and fees. The senior secured vendor credit facilities ceased accruing interest as of the Petition Date. Payments of principal, interest and fees due under the senior secured vendor credit facilities and payments of amounts owing under the purchase agreements generally were stayed during the pendency of the Chapter 11 proceedings. The indebtedness under the senior secured vendor credit facilities was cancelled on the Effective Date of the Plan of Reorganization.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number		Description of Exhibit

3.1	(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2	(1)	Amended and Restated Bylaws of Leap Wireless International, Inc.

4.1.1	(1)	Indenture dated as of August 16, 2004, among Cricket Communications, Inc., Leap Wireless International, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee.

4.1.2	(1)	Security Agreement dated as of August 16, 2004 among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiaries (as defined therein), and Wells Fargo Bank, National Association, as trustee and as collateral agent.

4.1.3	(1)	Pledge Agreement dated as of August 16, 2004 among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Pledgors (as defined therein), and Wells Fargo Bank, National Association, as trustee and as collateral agent.

10.1	(1)	Registration Rights Agreement dated as of August 16, 2004 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.

10.2	*	Consulting Agreement, dated as of August 1, 2004, by and between Cricket Communications, Inc. and Al Moschner.

10.3	*	Indemnity Agreement, dated as of October 26, 2004, by and between Leap Wireless International, Inc. and Manford Leonard.

10.4	*	Letter Agreement, dated October 26, 2004 by and between Cricket Communications, Inc. and Manford Leonard.

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated August 16, 2004, as filed with the SEC on August 20, 2004, and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 22, 2004	By: /s/ WILLIAM M. FREEMAN William M. Freeman Chief Executive Officer and Director (Principal Executive Officer)

Date: November 22, 2004	By: /s/ S. DOUGLAS HUTCHESON S. Douglas Hutcheson Chief Financial Officer (Principal Financial Officer)