Form 10-K
period 2004-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2005-05-16
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, $.0001 par value
(Title of Class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐     NO ☒
      As of June 30, 2004, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $737,000, based on the closing price of Leap’s common stock on the OTC Bulletin Board on June 30, 2004, of $.02 per share.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐
      The number of shares of registrant’s common stock outstanding on May 11, 2005 was 60,000,000.

EXPLANATORY NOTE
      This annual report on Form 10-K for the year ended December 31, 2004 includes consolidated financial statements of Leap Wireless International, Inc. (the Predecessor Company) for the seven months ended July 31, 2004 and consolidated financial statements of Leap Wireless International, Inc. (the Successor Company) for the five months ended December 31, 2004.
      The audited consolidated financial statements of the Predecessor Company incorporate restatement adjustments relating to the previously issued unaudited interim consolidated financial information for the one month and seven months ended July 31, 2004. The previously issued unaudited interim consolidated financial information of the Predecessor Company has been restated to properly present various liabilities, including asset retirement obligations and deferred rent, upon the adoption of fresh start reporting as of July 31, 2004. See Note 2 to our consolidated financial statements included as part of this annual report for additional information.
      Note 16 to the consolidated financial statements includes restated unaudited quarterly financial data relating to the one month interim period ended July 31, 2004 of the Predecessor Company and the two month interim period ended September 30, 2004 of the Successor Company.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

		Page

	PART I
Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	90
	PART III
Item 10.	Directors and Executive Officers of the Registrant	90
Item 11.	Executive Compensation	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions	104
Item 14.	Principal Accounting Fees and Services	105
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	107
EXHIBIT 4.1
EXHIBIT 10.5.1
EXHIBIT 10.7
EXHIBIT 10.11
EXHIBIT 10.11.1
EXHIBIT 10.12.4
EXHIBIT 10.13
EXHIBIT 10.15
EXHIBIT 10.16.1
EXHIBIT 10.16.2
EXHIBIT 10.16.3
EXHIBIT 10.16.4
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I
      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2005 population estimates provided by Claritas Inc.
Forward-Looking Statements; Cautionary Statement
      Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of Leap’s future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully execute service expansion plans;

•	failure of network systems to perform according to expectations;

•	our ability to comply with the covenants in our senior secured credit facilities;

•	failure of the Federal Communications Commission, or the FCC, to approve the transfers (a) to a third party of the wireless licenses covered by the asset purchase agreement between Cricket Communications, Inc., the third party and the other parties to such agreement, and (b) to Alaska Native Broadband 1 License, LLC of the wireless licenses for which it was the winning bidder in the FCC’s Auction #58;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in Item 1 below.
      All forward-looking statements in this report should be considered in the context of these risk factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.
Item 1.     Business
      Leap Wireless International, Inc., or Leap, together with its wholly-owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States. Leap operates through its subsidiaries; Leap has no independent operations or sources of operating revenue other than through dividends and distributions, if any, from its operating subsidiaries. Cricket Communications, Inc. and its subsidiaries that operate Cricket’s wireless communications business are collectively referred to in this report as Cricket or the Cricket Companies. Leap and the Cricket Companies are collectively referred to in this report as the Company.

      Leap was formed in 1998 by Qualcomm Incorporated, or Qualcomm. Qualcomm distributed the common stock of Leap in a “spin-off” distribution to Qualcomm’s stockholders in September 1998. Under a license from Leap, the Cricket service was first introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, Inc., a company that Leap acquired in March 2000.
      On April 13, 2003, or the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California, or the Bankruptcy Court. Our Fifth Amended Joint Plan of Reorganization, or Plan of Reorganization, was confirmed by the Bankruptcy Court on October 22, 2003. The effectiveness of our Plan of Reorganization was conditioned upon, among other things, the receipt of required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that occurred upon our emergence from bankruptcy. We received the requisite FCC approvals on August 5, 2004 and, on August 16, 2004, or the Effective Date, Leap, Cricket and each of their subsidiaries that filed for Chapter 11 relief emerged from bankruptcy. For a description of our bankruptcy proceedings, see “— Chapter 11 Proceedings Under the Bankruptcy Code” below.
Cricket Business Overview
Cricket Service
      The Cricket Companies offer wireless service in the United States under the brand “Cricket®.” On December 31, 2004, Cricket had approximately 1,570,000 customers located in 39 markets throughout the United States. These markets are located in 47 basic trading areas, or BTAs, covering a total population of approximately 26.7 million potential customers. At December 31, 2004, we owned wireless licenses covering approximately 53.0 million potential customers in 31 states.
      In February 2005, our subsidiary Cricket Licensee (Reauction), Inc. was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers with an aggregate purchase price of $166.9 million. The transfers of wireless licenses to Cricket Licensee (Reauction), Inc. were subject to FCC approval. The FCC approved these transfers on May 13, 2005. In addition, in November 2004 we acquired a 75% non-controlling membership interest in, and we are a secured lender to, Alaska Native Broadband 1, LLC (referred to as ANB 1), whose wholly-owned subsidiary Alaska Native Broadband 1 License, LLC (referred to as ANB 1 License) was named the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers with an aggregate purchase price of $68.2 million. The transfers of wireless licenses to ANB 1 License are subject to FCC approval. Although we expect that such approvals will be issued in the normal course, we cannot assure you that the FCC will grant such approvals.
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 wireless licenses and the operating assets in our Michigan markets for $102.5 million. We have not launched commercial operations in most of the markets covered by the licenses to be sold. Completion of the transaction is subject to FCC approval and other customary closing conditions. Although we expect to receive such approval and satisfy such conditions in the normal course, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied. Including the licenses we acquired in Auction #58, we would own wireless licenses covering approximately 60.2 million potential customers if this sale is completed and after we close our acquisition of the Fresno, California license which we have previously agreed to purchase.
      Our service allows customers to make and receive virtually unlimited calls within a local calling area and receive virtually unlimited calls from any area for a flat monthly rate. Cricket customers may sign up for additional feature packages and may also make long distance calls on a per-minute basis or as part of packaged offerings. In addition to our basic Cricket service, we also offer a plan that bundles domestic long distance at a higher price. Additionally, we offer a premium plan, which includes virtually unlimited local and domestic long distance service, and virtually unlimited use of multiple calling features and messaging services for a flat rate. We also offer a plan that provides discounts on additional lines of service that are added to an existing qualified account.

      Our business model is different from most other wireless cellular and PCS business models. Most other wireless cellular and PCS service providers offer consumers a complex array of rate plans that typically include additional charges for minutes above a set maximum. This approach may result in monthly service charges that are higher than their customers expect. We have designed the Cricket service to appeal to consumers who value virtually unlimited mobile calling with a predictable monthly bill, and who make the majority of their calls from within their local areas. We intend, however, to introduce an away-from-home calling option (roaming) in the first half of 2005 for our customers who occasionally travel away from their home calling area.
      Commencing in the second quarter of 2004, we began upgrading our networks to permit us to offer our customers a number of additional features to enhance the Cricket service. These enhancements, which are now available in most of our markets, include games and applications that utilize the BREW (a registered trademark of Qualcomm) handset application software platform, improved data services, and customized ringtones. Early in 2005, we expanded our available international long distance destinations to many additional countries and enhanced our product portfolio by adding instant messaging and multimedia (picture) messaging.
      In addition, in March 2005, we launched our first per-minute prepaid service, “Jumptm by Cricket,” to bring Cricket’s value proposition to customers who prefer active control over their wireless usage. Our Jump service allows customers to place local as well as domestic and international long distance calls to more than 70 countries at per-minute costs that are among the lowest in the industry. Unlike most other prepaid wireless offerings, Cricket’s Jump service prepaid customers can also receive free unlimited inbound calls as long as there is a balance in their prepaid account. Jump service prepaid customers also receive voicemail, caller ID, call waiting, and three-way calling at no additional charge.
Cricket Business Strategy
      Simple, Understandable Service. Our innovative Cricket service is designed to attract new customers by removing the price and complexity barriers that we believe have prevented many potential customers from using wireless service. We believe many potential customers view wireless service as expensive, feel that they cannot control the cost of service, or find existing service offerings too confusing. As a result, our service plans are designed to attract customers by offering simple, predictable and affordable wireless services that are a competitive alternative to traditional wireless and landline services. In addition, Cricket does not require credit checks or term commitments with early termination fees for customers subscribing to its service.
      Appealing Value Proposition. Our offerings combine high quality service in simple packages at highly competitive prices that provide a “high value/low price” proposition for customers. We continually focus on enhancing our Cricket service with new offerings to meet the needs of our growing customer base.
      Control and Minimize Costs. To become one of the lowest cost providers in the industry, we minimize our capital costs by engineering high-quality, efficient networks that cover only the urban and suburban areas of our markets where most of our potential customers live, work and play, while avoiding rural areas and corridors between markets. This strategy allows us to realize higher utilization rates on our networks for more efficient use of network capital and also reduces our network operating costs. In addition, this strategy allows us to more efficiently purchase wireless licenses for new markets because it allows us to acquire only those wireless licenses that we deem to be appropriately priced and to avoid acquiring wireless licenses simply to provide continuous geographic coverage across broad areas. We also reduce our general operating costs through streamlined billing procedures and the control of customer care expenses. In addition, we are focused on streamlining marketing and distribution operations and maintaining lower customer acquisition costs. These strategies allow us to be a low-cost provider of wireless services in each of our markets.
      Leverage CDMA Technology. We have deployed numerous state-of-the-art CDMA networks that deliver high capacity and outstanding quality and that can be easily upgraded to support enhanced capacity. We believe this enables us to operate superior networks that support planned customer growth and high usage. In addition, we believe our CDMA networks provide a better platform than competing technologies to expand into other wireless services based on advances in digital technology in the future.

      Strategic Expansion. We intend to seek additional opportunities for market expansion, with our selection of potential new markets based upon our evaluation of criteria such as: (1) does the market enhance an existing Cricket market cluster; (2) does the market satisfy internally developed criteria that indicate attractive penetration potential; and (3) does the market contain sufficient population density for Cricket to offer services on a cost competitive basis. The Fresno, California license which we have agreed to purchase and the licenses we acquired in Auction #58 reflect this expansion strategy.
Cricket Business Operations
      Market Opportunity. Wireless penetration was approximately 62% in the U.S. as of December 31, 2004. The majority of existing wireless customers in the U.S. subscribe to post-pay services that require credit approval and a contractual commitment from the subscriber for a period of one year or greater. Those customers typically use 700 minutes per month on plans that have price penalties for minutes used in excess of the amount allocated as their monthly limit. Cricket service does not require a credit check or long-term service commitment, and Cricket’s customers use an average of 1,500 minutes per month on plans that do not have monthly usage limits for calls within a customer’s home calling area. Cricket believes, and industry analysis indicates, that consumers who are not likely to meet credit approval or enter into long-term contractual commitments represent a large portion of the remaining growth potential in the U.S. wireless market. The highest rate of growth in the U.S. wireless market in 2004 occurred in the prepaid segment, where customers do not submit to credit checks or sign long-term commitments. Cricket believes that its strategy of not requiring credit approvals or long-term commitments, along with the value pricing associated with its unlimited plans, positions Cricket well for continued growth.
      Sales and Distribution. Cricket’s approach is to continue increasing existing market penetration while minimizing expenses associated with sales, distribution and marketing by focusing on improving the sales process for customers and by offering easy to understand service plans and attractive handset pricing and promotions. Cricket’s service and its wireless handsets are sold through three main channels: Cricket’s own retail locations and kiosks (the direct channel); Cricket authorized dealers and distributors, including local market authorized dealers, national retail chains and distributors (the indirect channel); and Cricket’s own website and Internet dealers (the web channel). Cricket’s direct channel sells approximately 35% of the new Cricket handsets sold, while Cricket’s indirect channel and web channel generate the other 65% of sales. For Cricket, the costs of sales by the indirect and web channels are largely variable costs, while the operation of our direct channel locations involves substantial fixed costs.
      Cricket’s service plans are designed so that a potential customer can make a purchase decision with little or no sales assistance. Customers can read about the Cricket service at the point of sale and learn virtually all they need to know about the service without consulting a complicated plan summary or a specialized salesperson. We believe our sales costs are lower than traditional wireless providers in part because of this streamlined sales approach.
      We combine mass and local marketing strategies and tactics to build brand awareness of the Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, in local publications and television commercials. We also maintain a Cricket website (www.mycricket.com) for informational, e-commerce, and customer service purposes. Some third-party Internet retailers sell the Cricket service over the Internet and, together with one such retailer, we have also developed and launched Internet sales on our Cricket website. As a result of these marketing strategies and our unlimited calling value proposition, we believe our expenditures on advertising are generally at much lower levels than those of traditional wireless carriers. Our customer acquisition cost, or CPGA, is one of the lowest in the industry. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance Measures,” contained in this report.
      Network and Operations. Cricket’s service is based on providing customers with levels of usage equivalent to landline service at prices substantially lower than most of our wireless competitors for similar usage. We believe our success depends on operating our CDMA networks to provide high, concentrated capacity with good in-building coverage rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. The appeal of our service in any given market is not dependent on the Cricket service having ubiquitous coverage in the rest of the country or in regions surrounding our markets. Many of our Cricket networks are in local population centers of self-contained communities where we believe roaming is not an important component of wireless service for our existing target customers. We believe that we can deploy our capital more efficiently by tailoring our networks only to our target population centers and by omitting underutilized cell sites that connect those population centers. We engage an independent third party to test the network call quality offered by Cricket and its competitors. According to the most current results, Cricket regularly ranks first or second in network quality within its core market footprints.
      Capital Requirements and Projected Investments. A Leap subsidiary was the winning bidder in FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. We currently plan to build-out and launch commercial operations in these markets, and we expect to seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of these markets. For a more detailed description of our capital requirements and liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in this report.
Chapter 11 Proceedings Under the Bankruptcy Code
Plan of Reorganization
      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California (jointly administered as Case Nos. 03-03470-A11 to 03-03535-A11). While reorganizing under Chapter 11, each of the debtors continued to manage its properties and operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. Our Plan of Reorganization was confirmed by the Bankruptcy Court on October 22, 2003. On August 5, 2004, we received the regulatory approvals from the FCC required for our emergence from bankruptcy. Leap and Cricket satisfied the remaining conditions to the Plan of Reorganization and the Plan of Reorganization became effective on August 16, 2004 (referred to as the Effective Date).
      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the Effective Date of the Plan of Reorganization, our long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of approximately $412.8 million, consisting of Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million in principal amount of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date). We entered into new syndicated senior secured credit facilities in January 2005, and we used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes, to repay our remaining approximately $41 million of outstanding indebtedness and accrued interest to the FCC and to pay transaction fees and expenses of $6.4 million. The balance of the proceeds of approximately $60 million will be used for general corporate purposes. For a description of the terms of the revolving credit facility and term loan under the Credit Agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Credit Agreement.”
      The following is a summary of the material actions that occurred as of the Effective Date of the Plan of Reorganization:

•	A new board of directors of Leap was appointed.

•	All of the outstanding shares of Leap common stock, warrants and options were cancelled. The holders of Leap common stock, warrants and options did not receive any distributions under the Plan of Reorganization.

•	Leap issued 60 million shares of new Leap common stock for distribution to two classes of our creditors, as described below. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement.

•	The holders of Cricket’s senior secured vendor debt claims received, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock, or an aggregate of 57.9 million shares, as well as new Cricket 13% senior secured pay-in-kind notes due 2011. The notes were guaranteed by Leap and its direct and indirect domestic subsidiaries and secured by all of their personal property and owned real property. Cricket redeemed these notes in January 2005.

•	The Leap Creditor Trust, which was formed for the benefit of Leap’s general unsecured creditors as contemplated by the Plan of Reorganization, received 3.5% of the issued and outstanding shares of new Leap common stock, or 2.1 million shares, for distribution to holders of allowed Leap general unsecured claims on a pro rata basis. Leap also transferred other assets as specified in the Plan of Reorganization, which were to be liquidated by the Leap Creditor Trust, with the cash proceeds from such liquidation to be distributed to the holders of allowed Leap general unsecured claims. These other assets included a $35 million note receivable from Endesa, S.A., currently in litigation in Chile, nine wireless licenses with a net book value of approximately $1.1 million at August 16, 2004, Leap’s equity interest in IAT Communications, Inc., which had no carrying value at August 16, 2004, certain causes of action, and approximately $2.3 million of cash. Prior to August 16, 2004, Leap had transferred $68.8 million of funds to the Leap Creditor Trust to be distributed to holders of allowed Leap general unsecured claims.

•	Certain executory contracts and unexpired leases were assumed by the reorganized debtors, with reorganized Cricket responsible for paying the cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket and Leap’s other direct and indirect subsidiaries received no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s 12.5% senior notes, or Senior Notes, 14.5% senior discount notes, or Senior Discount Notes, note payable to GLH, Inc. and Qualcomm term loan.

•	We paid the FCC approximately $36.7 million of unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of our FCC debt, and approximately $278,000 of unjust enrichment penalties. We agreed to repay the approximately $40 million remaining outstanding principal amount of FCC debt, plus accrued interest, in installments scheduled for April and July 2005. This remaining FCC debt was repaid in January 2005.

•	Leap entered into a Registration Rights Agreement with Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap), and MHR Institutional Partners II LP and MHR Institutional Partners IIA LP (beneficial stockholders of Leap and affiliates of Dr. Mark H. Rachesky, a director of Leap) pursuant to which Leap granted demand registration rights to such entities and agreed to prepare and file a resale shelf registration statement relating to the shares of new Leap common stock received by such entities under the Plan of Reorganization.
      Also, on the Effective Date of the Plan of Reorganization, Leap, Cricket and their subsidiaries implemented certain restructuring transactions intended to streamline their corporate structure. As a result, Leap owns 100% of the issued and outstanding shares of reorganized Cricket and certain other reorganized subsidiaries, and Cricket owns 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies.
      Any cash held in reserve by Leap immediately prior to the Effective Date of the Plan of Reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against

Leap will be distributed to the Leap Creditor Trust. At December 31, 2004, approximately $9.6 million remained in reserve by Leap and was included in restricted cash. On the same date, Cricket had restricted cash and cash equivalents of $20.8 million that included funds set aside or pledged to satisfy payments and administrative and priority claims against the Cricket Companies following their emergence from bankruptcy, and cash restricted for other purposes.
Wireless Licenses
      The following table shows the wireless licenses that we owned at December 31, 2004, including licenses we have agreed to sell to a third party. The wireless licenses set forth in the table cover approximately 53.0 million potential customers.

		Total	Channel
Market	Population	MHz	Block

Anchorage, AK	490,179	30	C
Birmingham, AL(2)	1,351,186	15	C
Tuscaloosa, AL(2)	257,010	15	C
Blytheville, AR	68,363	15	C
Fayetteville, AR(1)(2)	370,274	30	C
Fort Smith, AR(1)(2)	338,239	30	C
Hot Springs, AR(1)	143,487	15	C
Jonesboro, AR(1)	185,781	10	C
Little Rock, AR(1)(2)	992,571	20	C
Pine Buff, AR(1)	150,064	20	C
Russellville, AR(2)	101,576	15	C
Nogales, AZ	41,578	20	C
Phoenix, AZ(1)	3,976,491	10	C
Tucson, AZ(1)	930,985	15	C
Merced, CA(1)	254,495	15	C
Modesto, CA(1)	567,167	15	C
Visalia, CA(1)	535,660	15	C
Denver/Boulder, CO(1)	2,917,977	10	F
Ft. Collins, CO(1)	273,168	10	F
Greeley, CO(1)	226,084	10	F
Pueblo, CO(1)	324,364	20	C
Lakeland, FL	521,582	10	F
Albany, GA	361,612	15	C
Columbus, GA(1)	366,475	15	C
Macon, GA(1)	685,916	30	C
Boise, ID(1)	658,846	30	C
Lewiston, ID	123,131	15	C
Peoria, IL	456,972	15	C
Evansville, IN	524,333	10	F
Ft. Wayne, IN	733,097	10	E
Coffeyville, KS	58,997	15	C
Wichita, KS(1)	675,514	15	C
Owensboro, KY	166,507	10	F
Adrian, MI(2)	101,407	25	C,D
Battle Creek, MI(1)(2)	244,365	25	C,D
Flint, MI(1)(2)	519,000	10	D
Grand Rapids, MI(2)	1,134,931	25	C,D
Jackson, MI(1)(2)	210,889	25	C,D
Kalamazoo, MI(1)(2)	385,037	10	D
Lansing, MI	524,057	10	D
Mount Pleasant, MI(2)	140,410	10	D
Muskegon, MI(2)	231,233	25	C,D
Saginaw-Bay City, MI	640,197	10	D
Traverse City, MI(2)	262,867	10	D
Duluth, MN	413,433	10	E
Jackson, MS(2)	693,772	10	E
Vicksburg, MS(2)	60,944	10	E
Charlotte/Gastonia, NC(1)	2,276,558	10	F
Greensboro/Winston- Salem/High Point, NC(1)	1,519,582	10	F
Hickory, NC	355,284	10	F
Fargo, ND	317,884	15	C
Grand Forks, ND	195,544	15	C
Lincoln, NE(1)	363,161	15	C
Omaha, NE(1)	1,024,692	10	F
Albuquerque, NM(1)	890,052	15	C
Gallup, NM	141,038	15	C
Roswell, NM	79,523	15	C
Santa Fe, NM(1)	233,370	15	C
Reno, NV(1)	649,556	10	C
Buffalo, NY(1)(3)	1,195,970	10	E
Plattsburgh, NY(2)	121,413	10	C
Syracuse, NY(1)	785,746	15	C
Utica, NY	296,949	10	F
Watertown, NY(2)	290,418	15	C
Dayton/Springfield, OH(1)	1,214,649	10	F
Marion, OH	100,055	10	C
Sandusky, OH(1)	138,820	15	C
Steubenville, OH	127,682	10	C
Toledo, OH(1)	788,491	15	C
Tulsa, OK(1)	991,073	15	C
Eugene, OR(1)	334,079	10	C
Salem/Corvallis, OR(1)	555,514	20	C
Johnstown, PA	227,336	10	C
Pittsburgh/Butler/Uniontown/Washington/Latrobe, PA(1)	2,453,075	10	E
Chattanooga, TN(1)	585,065	15	C
Clarksville, TN(1)	270,836	15	C
Knoxville, TN(1)	1,173,529	15	C
Memphis, TN(1)	1,607,311	15	C
Nashville/Murfreesboro, TN(1)	1,868,575	15	C
Eagle Pass, TX	123,835	15	C
Lufkin, TX	167,104	10	C
Provo, UT(1)	424,646	15	C
Salt Lake City/Ogden, UT(1)	1,731,411	15	C
Spokane, WA(1)	777,420	15	C
Appleton-Oshkosh, WI	473,062	10	E
Eau Claire, WI(2)	203,153	10	E
La Crosse, WI, Winona, MN	324,597	10	D
Stevens Point, Marshfield, Wisconsin Rapids, WI	218,272	20	D,E

Total	53,008,553

(1)	Designates markets where we offer Cricket service.

(2)	Designates markets with respect to which we have agreed to sell the related wireless license (or a portion of the related wireless license) to a third party. Details are shown in the table below.

(3)	Designates a wireless license which we have agreed to exchange for a wireless license covering the same market area with the same amount of MHz, but in a different frequency block.

     Cricket has agreed to purchase a wireless license for Fresno, California covering approximately 1.0 million potential customers. We have begun to invest significant resources in building out the Fresno market. Our application to the FCC for consent to acquire this license, although initially opposed by a third party, was granted on May 13, 2005. The FCC’s order approving the transfer may be challenged during the 40-day period following the date of such approval.
      The following table shows wireless licenses covering approximately 8.0 million potential customers that we have agreed to sell to a third party. The transfers of these licenses are subject to FCC approval and other closing conditions, including obtaining third party consents and finalizing and signing a transition services agreement. Although we expect to obtain such approval and satisfy such conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied.

		Total	Channel
Market	Population	MHz	Block

Birmingham, AL	1,351,186	15	C
Tuscaloosa, AL	257,010	15	C
Fayetteville, AR	370,274	10	C
Fort Smith, AR	338,239	10	C
Little Rock, AR	992,571	5	C
Russellville, AR	101,576	15	C
Adrian, MI	101,407	25	C,D
Battle Creek, MI(1)	244,365	25	C,D
Flint, MI(1)	519,000	10	D
Grand Rapids, MI	1,134,931	15	C
Jackson, MI(1)	210,889	25	C,D
Kalamazoo, MI(1)	385,037	10	D
Mount Pleasant, MI	140,410	10	D
Muskegon, MI	231,233	15	C
Traverse City, MI	262,867	10	D
Jackson, MS	693,772	10	E
Vicksburg, MS	60,944	10	E
Plattsburgh, NY	121,413	10	C
Watertown, NY	290,418	15	C
Eau Claire, WI	203,153	10	E

Total	8,010,695

(1)	Designates wireless licenses or portions of wireless licenses used in commercial operations that we have agreed to sell along with associated network assets and subscribers. Upon completion of the sale, Cricket will no longer offer service in these designated markets.
     The following table shows wireless licenses covering approximately 11.1 million potential customers for which our subsidiary Cricket Licensee (Reauction), Inc. was named the winning bidder in Auction #58 in February 2005 with an aggregate purchase price of $166.9 million. The grants of these licenses were subject to FCC approval. The FCC approved the grants of these licenses on May 13, 2005.

		Total	Channel
Market	Population	MHz	Block

San Diego, CA	3,010,095	10	C
Kansas City, MO	2,161,000	10	C
Houston, TX	5,579,503	10	C
Temple, TX	377,712	10	C

Total	11,128,310

Arrangements with Alaska Native Broadband
      In November 2004 we acquired a 75% non-controlling membership interest in, and we are a secured lender to, ANB 1, whose wholly-owned subsidiary ANB 1 License participated in Auction #58. Alaska Native Broadband, LLC, or ANB, owns a 25% controlling membership interest in ANB 1 and is the sole manager of ANB 1. We have determined that our investment in ANB 1 is required to be consolidated under FASB Interpretation, or FIN, No. 46-R, “Consolidation of Variable Interest Entities.” The following table shows wireless licenses covering approximately 10.1 million potential customers for which ANB 1 License was named the winning bidder in Auction #58 in February 2005 with an aggregate purchase price of $68.2 million. The transfers of these licenses are subject to FCC approval, including a determination by the FCC that ANB 1 License is qualified as a small business or very small business, as defined by FCC regulations, entitled to hold licenses designated by the FCC as “Entrepreneurs’ Block” licenses. Although we expect ANB 1

License will receive such approval in the normal course, we cannot assure you that such approval will be granted.

		Total	Channel
Market	Population	MHz	Block

Colorado Springs, CO.	583,582	10	C
Lexington, KY	964,000	10	C
Louisville, KY	1,543,214	10	C
Las Cruces, NM	256,591	10	C
Cincinnati, OH	2,241,105	10	C
Austin, TX	1,539,235	10	C
Bryan, TX	196,292	10	C
El Paso, TX	785,293	10	C
San Antonio, TX	2,013,655	10	C

Total	10,122,967

      In March 2005, ANB and Cricket increased their aggregate equity capital contributions to ANB 1 to $1.0 million and $3.0 million, respectively. In turn, ANB 1 contributed these funds to its subsidiary, ANB 1 License. Also in March 2005, Cricket made loans under its senior secured credit facility with ANB 1 License in the aggregate principal amount of $56.2 million. ANB 1 License paid these borrowed funds, together with the $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million, the aggregate purchase price for the nine licenses. Cricket previously loaned ANB 1 License $8.0 million to fund ANB 1 License’s auction eligibility deposit with the FCC. Under the senior secured credit facility, Cricket has committed to loan ANB 1 License up to $4.5 million in additional funds to finance its initial working capital requirements.
      Cricket’s principal agreements with the ANB entities are summarized below.
      Limited Liability Company Agreement. In December 2004, Cricket and ANB entered into an amended and restated limited liability company agreement, referred to in this report as the ANB 1 LLC Agreement, which governs the parties’ rights and interests with respect to their investments in ANB 1. Under the ANB 1 LLC Agreement, ANB and Cricket agreed to make aggregate equity investments in ANB 1 of up to $1.0 million and $3.0 million, respectively, which investments were completed in March 2005. Under the ANB 1 LLC Agreement, ANB, as the sole manager of the company, has the exclusive right and power to manage, operate and control ANB 1 and its business and affairs, subject to certain protective provisions for the benefit of Cricket, including among others, Cricket’s consent to the sale of any of ANB 1 License’s wireless licenses or a sale of equity interests in ANB 1. Subject to FCC approval, Cricket has the right to remove ANB as the manager of ANB 1 in the event of ANB’s fraud, gross negligence or willful misconduct, ANB’s insolvency or bankruptcy, ANB’s failure to qualify as an “entrepreneur” and a “very small business” under FCC rules, or other limited circumstances.
      Under the ANB 1 LLC Agreement, if ANB 1 or ANB 1 License proposes to transfer any wireless licenses or other material assets to a third party, Cricket has a right of first refusal to purchase such licenses or assets on the same terms as those negotiated with the third party. During the first seven years following the initial grant of wireless licenses to ANB 1 License, members of ANB 1 generally may not transfer their membership interests without Cricket’s prior consent. Following such period, if a member desires to transfer its interests in ANB 1 to a third party, Cricket has a right of first refusal to purchase such interests on the same terms as those negotiated with the third party, or in lieu of exercising this right, Cricket has a tag-along right to participate in the sale.
      Under the ANB 1 LLC Agreement, once ANB 1 License satisfies the FCC’s initial five-year build-out milestone requirements with respect to its wireless licenses, ANB has a 30-day option to sell its entire membership interests in ANB 1 to Cricket for a purchase price of $2.0 million, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. If Cricket breaches its obligation to pay the purchase price, several of Cricket’s protective provisions cease to apply, and ANB receives a $2.0 million liquidation preference, payable prior to Cricket’s equity and debt investments in ANB 1 and ANB 1 License. If ANB fails to qualify as an “entrepreneur” and a “very small business” under FCC rules (other than due to a change in FCC rules), and as a result of such failure ANB 1 License ceases to retain the benefits it received in Auction #58, ANB is liable to Cricket only to the extent of ANB’s $1.0 million equity capital contribution to ANB 1.

      Senior Secured Credit Agreement. ANB 1 License, ANB 1, and Cricket are parties to a senior secured credit agreement, referred to in this report as the Cricket Credit Agreement, pursuant to which Cricket has agreed to loan ANB 1 License up to $89.0 million plus capitalized interest. The facility consists of an $84.5 million sub-facility to finance the purchase of wireless licenses in Auction #58 and a $4.5 million sub-facility to finance ANB 1 License’s initial working capital requirements. At April 30, 2005, ANB 1 License had outstanding borrowings of $64.2 million principal amount under the acquisition sub-facility and no borrowings outstanding under the working capital sub-facility. ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks.
      Borrowings under the Cricket Credit Agreement are guaranteed by ANB 1 and are secured by a first priority security interest in all of the assets of ANB 1 and ANB 1 License, including a pledge of ANB 1’s membership interests in ANB 1 License. ANB also has entered into a negative pledge agreement with respect to its entire membership interests in ANB 1, agreeing to keep such membership interests free and clear of all liens and encumbrances.
      Under the Cricket Credit Agreement, borrowings accrue interest at a rate of 12% per annum, with all accrued interest added to the outstanding principal balance of loans until the amortization commencement date. The amortization commencement date under the facility occurs 30 days after the date that ANB 1 License satisfies the FCC’s initial five-year build-out milestone requirements with respect to its wireless licenses, subject to extension until the closing of the sale if ANB has then exercised its right to sell its entire membership interests in ANB 1 to Cricket. Loans under the Cricket Credit Agreement must be repaid in 16 quarterly installments of principal plus accrued interest, commencing at the end of the first quarter following the amortization commencement date. Loans may be prepaid at any time without premium or penalty. Loans must be prepaid with the proceeds of any refunds received by ANB 1 License from the FCC. Cricket’s commitment under the working capital sub-facility expires on the earliest to occur of: (1) the amortization commencement date; (2) the termination by Cricket of the management services agreement between Cricket and ANB 1 License due to a breach by ANB 1 License; or (3) the termination by ANB 1 License of the management services agreement for convenience. If ANB 1 License terminates the management services agreement for convenience, all borrowings, accrued interest and other amounts owing under the Cricket Credit Agreement become due and payable following expiration of the applicable one-year notice period for termination.
      Management Agreement. Cricket and ANB 1 License are parties to a management services agreement, pursuant to which Cricket will provide management services to ANB 1 License in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead. Under the management services agreement, ANB 1 License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement is eight years. The management services agreement may be terminated by ANB 1 License or Cricket if the other party materially breaches its obligations under the agreement. The management services agreement also may be terminated by ANB 1 License if Cricket fails to pay the purchase price for ANB’s membership interests under the ANB 1 LLC Agreement or by ANB 1 License for convenience with one year’s prior written notice to Cricket.
Competition
      Generally, the telecommunications industry is very competitive. We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, Cingular, Nextel and Nextel Partners, Sprint (and Sprint affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. We also face competition from resellers, such as Virgin Mobile, Qwest Wireless and others, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, resellers buy wireless telephone capacity from a licensed carrier and resell services through their own distribution network to the public. In addition, wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access, are also now available from personal communications service providers and enhanced specialized mobile radio carriers such as Nextel. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. There has also been an increasing trend towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. Over time, we expect these types of consolidations to lead to the creation of larger competitors with considerable spectrum resources, extensive network coverage and vast financial resources and we may be unable to compete successfully with these larger companies.
      Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of their wireless systems, customer service, system coverage, capacity and price. Competition has caused, and we anticipate that competition will continue to cause, market prices for two-way wireless products and services to decline. In addition, some competitors have announced unlimited service plans at rates similar to Cricket’s service plan rates in markets in which we have launched service. Our ability to compete successfully will depend, in part, on our ability to distinguish our Cricket service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Because many of the wireless operators in our markets have substantially greater financial resources than we do, they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those that could be offered by us. In addition, to the extent that products or services that we offer, such as roaming capability, may depend upon negotiations with such wireless operators, discriminatory behavior by such operators or their refusal to negotiate with us could adversely affect our business. While we believe that our cost structure, combined with the differentiated value proposition that our Cricket service represents in the wireless marketplace, provides us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.
      The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services. Continuing technological advances in the communications field make it difficult to predict the nature and extent of additional future competition. Also, in February 2005, the FCC completed Auction #58, in which additional PCS spectrum was auctioned in numerous markets, including many markets where we currently provide service.
      As wireless service is becoming a viable alternative to traditional landline phone service, we are also increasingly competing directly with traditional landline telephone companies for customers. Competition is also increasing from local and long distance wireline carriers who have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. We may also compete in the future with companies that offer new technologies, such as Voice over Internet Protocol or VoIP, and that market other services, including cable television access, landline telephone service and Internet access, that we do not currently intend to market. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers.
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
      Licensing of PCS Systems. A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each BTA. Thus, generally, six licensees are authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.
      The FCC’s spectrum allocation for PCS includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as “Entrepreneurs’ Blocks.” The FCC generally requires holders of these licenses to meet certain threshold financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or re-auctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC’s initial auctions of C-Block and F-Block licenses. The FCC’s rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. A failure by an entity to maintain its qualifications to own C-Block and F-Block licenses could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC’s minimum coverage requirements have not been met, the triggering of FCC unjust enrichment rules and the acceleration of installment payments owed to the U.S. Treasury.
      In July 1999, the FCC determined that we were entitled to acquire C-Block and F-Block licenses as a publicly traded corporation with widely dispersed voting power and a very small business under FCC rules. In July 2000, the FCC affirmed its July 1999 order. Subsequently, the FCC approved the transfer to us of a number of other PCS licenses, the majority of them C-Block and F-Block licenses. Because our emergence from bankruptcy involved a change in control of the Company, we were required to seek FCC consent to the change in control of our FCC spectrum licenses. In connection with its review of our application seeking such consent, the FCC determined that as a result of our restructuring in bankruptcy: we were no longer qualified as an “Entrepreneur” to hold several of our C- and F-Block licenses, we would owe approximately $2-$4 million in unjust enrichment penalties, and $76.7 million of indebtedness to the FCC would become immediately due and payable. We were able to successfully negotiate a settlement of these consequences with the FCC and the Department of Justice which provided for an immediate payment of $45 million to the FCC with the balance of monies payable in April and July 2005. The settlement further required us to use reasonable efforts to complete a refinancing on or prior to January 31, 2005 which generated sufficient proceeds to repay the senior secured pay-in-kind notes that we issued upon our emergence from bankruptcy and our remaining indebtedness to the FCC. On August 5, 2004, the FCC approved the transfer of our licenses and we subsequently emerged from the bankruptcy process. On January 10, 2005, we paid the FCC the remaining principal and accrued interest balance of approximately $41 million as called for by our settlement agreement. Our PCS licenses are in good standing with the FCC.
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
      Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap’s ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or could take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.
      Since 1996, PCS licensees have been required to coordinate frequency usage with existing fixed microwave licensees in the 1850 to 1990 MHz band. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition and cost sharing plans expired on April 4, 2005. Subsequent to that date, remaining microwave incumbents in the PCS spectrum are responsible for avoiding interference with a PCS licensee’s network. Absent an agreement with affected broadband PCS entities or an extension, incumbent microwave licensees will be required to return their operating authorizations to the FCC following six months written notice from a PCS entity that such entity intends to turn on a PCS system within the interference range of the incumbent microwave licensee. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage within an appropriate time period, we have previously needed to relocate one or more of these incumbent fixed microwave licensees and have also been required (and may continue to be required) to participate in the cost sharing related to microwave licenses that have been voluntarily relocated by other PCS licensees or the existing microwave operators.
      PCS Construction Requirements. All PCS licensees must satisfy minimum geographic coverage requirements within five and/or ten years after the license grant date. These initial requirements are met for most 10 MHz licenses when adequate service is offered to at least one-quarter of the population of the licensed area within five years, and for 30 MHz licenses when adequate service is offered to at least one-third of the population within five years and two-thirds of the population within ten years after the license grant date. In general, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license or the imposition of fines and/or other sanctions.
      Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS system, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide PCS service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.
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
      General FCC Obligations. The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our cost or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties.
      FCC rules also require that local exchange carriers and most commercial mobile radio service providers, including PCS providers like Leap, allow customers to change service providers without changing telephone numbers. For wireless service providers, this mandate is referred to as wireless local number portability, or WLNP. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers.
      The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-commercial mobile radio service interconnection and other intercarrier compensation arrangements, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.
      We also are subject or potentially subject to universal service obligations; number pooling rules; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.
      State, Local and Other Regulation. Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including PCS. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the state or local government. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing requirements or to adopt new requirements is unclear. State legislators, public utility commissions and other state agencies are becoming increasingly active in efforts to regulate wireless carriers and the service they provide, including efforts to conserve numbering resources and efforts aimed at regulating service quality, advertising, warranties and returns, rebates, and other consumer protection measures.
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
      Privacy. We are obligated to comply with a variety of federal and state privacy and consumer protection requirements. The Communications Act and FCC rules, for example, impose various rules on us intended to protect against the disclosure of customer proprietary network information. Other FCC and Federal Trade Commission rules also regulate the disclosure and sharing of subscriber information. We have developed and comply with a policy designed to protect the privacy of our customers and their personal information. State legislatures and regulators are considering imposing additional requirements on companies to further protect the privacy of wireless customers. Our need to comply with these rules, and to address complaints by subscribers invoking them, could adversely affect our operating results.
Availability of Public Reports
      As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge at www.leapwireless.com. This website is not part of this filing. They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Financial Information Concerning Segments and Geographical Information
      Financial information concerning the Company’s operating segment and the geographic area in which it operates is set forth in Note 14 to the consolidated financial statements included in Item 8 of this report.
Employees
      As of December 31, 2004, Cricket employed approximately 1,400 full time employees, and Leap had no employees.
Seasonality
      The Company’s customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from Cricket’s target customer base. As a result, new sales activity is generally highest in the first and fourth quarters, and customer turnover, or churn, has tended to be higher in the second and third quarters. However, our business is sensitive to promotional activity and competitive actions, both of which have the ability to reduce or outweigh certain seasonal effects.
Inflation
      We believe that inflation has not had a material effect on our results of operations.

RISK FACTORS
Risks Related to Our Business and Industry
We Have Experienced Net Losses Since Inception And We May Not Be Profitable In The Future
      We experienced losses of $8.6 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the future on a consistent basis or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition and on the value of the common stock of Leap.
We Face Increasing Competition Which Could Have A Material Adverse Effect On Demand For The Cricket Service
      In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to the Cricket service plan (and have also introduced products that consumers perceive to be similar to Cricket’s service plan) in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and virtually unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and market penetration. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options, including the ability to roam outside of the home service area.
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
      Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase.
We May Not Be Successful In Increasing Our Customer Base Which Would Force Us To Change Our Business Plans And Financial Outlook And Would Likely Negatively Affect The Price Of Our Stock
      Our growth on a quarter by quarter basis has varied substantially in the recent past. In the first quarter of 2003, we gained approximately 1,000 net customers but we lost approximately 54,000 net customers in the second quarter of 2003. Net customers increased by approximately 18,000 in the third quarter of 2003, but decreased by approximately 4,000 during the fourth quarter of 2003. During the first and second quarters of 2004, we experienced a net increase of approximately 65,700 customers and 9,000 customers, respectively, but lost approximately 8,000 net customers in the third quarter of 2004. During the fourth quarter of 2004, we gained approximately 30,000 net customers. We believe that this uneven growth over the last several quarters generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our attenuated spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative affect on the price of our common stock.
We Have Identified Material Weaknesses In Our Internal Control Over Financial Reporting, And Our Business And Stock Price May Be Adversely Affected If We Do Not Remediate These Material Weaknesses, Or If We Have Other Material Weaknesses Or Significant Deficiencies In Our Internal Control Over Financial Reporting
      Following publication of a letter regarding accounting for leases issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005, we reviewed our accounting for leases, including our site retirement and remediation obligations. As a result of this review, and in connection with preparing for our annual audit, we identified accounting errors in our unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004. As more fully described in Note 2 to our consolidated financial statements included in this report, our management and Audit Committee concluded that the Company’s unaudited interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004 should be restated to correct these accounting errors.
      According to the PCAOB’s Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in internal control over financial reporting. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2004 with respect to turnover and staffing levels in our accounting and financial reporting departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate these material weaknesses, see “Item 9A. Controls and Procedures” contained in this report. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If Our Internal Control Over Financial Reporting Does Not Comply With The Requirements Of The Sarbanes-Oxley Act Of 2002, Our Business And Stock Price May Be Adversely Affected
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We have been conducting a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. However, the standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment may identify the need for remediation of our internal control over financial reporting. We recently concluded that certain material weaknesses existed in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” If management cannot favorably assess the effectiveness of our internal control over financial reporting as of December 31, 2005, or if our auditors cannot timely attest to management’s assessment or if they identify significant deficiencies or material weaknesses in our internal control over financial reporting as of December 31, 2005, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If We Experience High Rates Of Customer Turnover or Credit Card, Subscription or Dealer Fraud, Our Ability To Become Profitable Will Decrease
      Customer turnover, frequently referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term commitments or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, inability to make calls while outside of the home service calling area, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
Our Primary Business Strategy May Not Succeed In The Long Term
      A major element of our business strategy is to offer consumers a service that allows them to make virtually unlimited calls within their Cricket service area and receive unlimited calls from any area for a flat monthly rate without entering into a long-term service commitment or passing a credit check. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change or adjust our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.
Our Indebtedness Could Adversely Affect Our Financial Health, And If We Fail To Maintain Compliance With The Covenants Under Our Senior Secured Credit Facilities, Any Such Failure Could Materially Adversely Affect Our Liquidity And Financial Condition
      As of April 30, 2005, we had approximately $500 million of outstanding indebtedness and, to the extent we raise additional capital in the future, we expect to obtain much of such capital through debt financing. This existing indebtedness bears interest at a variable rate, but we have entered into interest rate hedging agreements with respect to $250 million of our debt which mitigates the interest rate risk. Our present and future debt financing could have important consequences. For example, it could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Reduce the value of stockholders’ investments in Leap because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.
      In addition, the Credit Agreement governing our senior secured credit facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. The Credit Agreement also contains various affirmative and negative covenants, including covenants that require us to maintain compliance with certain financial leverage and coverage ratios. Our failure to comply with any of these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Any such acceleration would have a material adverse affect on our liquidity and financial condition and on the value of the common stock of Leap. Our failure to timely file this Annual Report on Form 10-K constituted a default under the Credit Agreement. Although we were able to obtain a limited waiver of this default, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.
We Expect To Be Able To Incur Substantially More Debt; This Could Increase The Risks Associated With Our Leverage
      The covenants in our Credit Agreement allow us to incur substantial additional indebtedness in the future. If we incur additional indebtedness, the risks associated with our leverage could increase substantially.
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
The Loss Of Key Personnel And Difficulty Attracting And Retaining Qualified Personnel Could Harm Our Business
      We believe our success depends heavily on the contributions of our employees and on maintaining our experienced workforce. We do not, however, generally provide employment contracts to our employees and the uncertainties associated with our bankruptcy and our emergence from bankruptcy have caused many employees to consider or pursue alternative employment. Since we announced reorganization discussions and filed for Chapter 11, we have experienced higher than normal employee turnover, including turnover of individuals at the chief executive officer, president and chief operating officer, senior vice president, vice president and other management levels. The loss of key individuals, and particularly the cumulative effect of such losses, may have a material adverse impact on our ability to effectively manage and operate our business.
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
      There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to sell our wireless service.
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
      A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has initiated similar discussions with other telecommunications carriers. We have begun to evaluate the third party’s position but have not yet reached a conclusion as to the validity of its position. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to enter into a licensing or royalty agreement with the third party. We do not currently expect that such an agreement would materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such license.

Regulation By Government Agencies May Increase Our Costs Of Providing Service Or Require Us To Change Our Services
      Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. State regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.
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
      We offer service plans that bundle certain features, long distance and virtually unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Further, long distance rates and the charges for interconnecting telephone call traffic between carriers can be affected by governmental regulatory actions (and in some cases are subject to regulatory control) and, as a result, could increase with limited warning. If we are unable to cost-effectively provide our products and services to customers, our competitive position and business prospects could be materially adversely affected.
Future Declines In The Fair Value Of Our Wireless Licenses Could Result In Future Impairment Charges
      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. The fair values of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
      The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allowed or required carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the bidding activity in recently concluded or upcoming FCC auctions.

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
Declines In Our Operating Performance Could Ultimately Result In An Impairment Of Our Indefinite-Lived Assets, Including Goodwill, Or Our Long-Lived Assets, Including Property and Equipment
      We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or other indefinite-lived assets and/or our long-lived assets on our balance sheet.
Because Our Consolidated Financial Statements Reflect Fresh-Start Reporting Adjustments Made Upon Our Emergence From Bankruptcy, Financial Information In Our Current And Future Financial Statements Will Not Be Comparable To Our Financial Information From Prior Periods
      As a result of adopting fresh-start reporting on July 31, 2004, the carrying values of our wireless licenses and our long-lived assets and the related depreciation and amortization expense, among other things, changed considerably from that reflected in our historical consolidated financial statements. Thus, our current and future balance sheets and results of operations will not be comparable in many respects to our balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh-start reporting. You are not able to compare information reflecting our post-emergence balance sheet data, results of operations and changes in financial condition to information for periods prior to our emergence from bankruptcy, without making adjustments for fresh-start reporting.
Risks Related to Our Common Stock
Our Shares Are Not Listed With the NASDAQ National Market Or A National Securities Exchange And May Have Limited Trading
      On the Effective Date of our Plan of Reorganization, Leap issued 60 million shares of common stock for distribution to two classes of our creditors. Leap’s outstanding shares of common stock are not currently listed on the NASDAQ National Market or any national securities exchange and Leap cannot guarantee that an application to list its shares will be granted. Leap’s common shares are quoted for trading by market makers on the OTC Bulletin Board, but the shares may be less liquid in that market than they would be on the NASDAQ National Market or a national securities exchange. Our ability to access equity capital markets may be restricted in the future if the trading market for Leap’s common stock lacks sufficient liquidity.
Our Stock Price May Be Volatile
      The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of our common stock may include, among other things:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry and the economy as a whole.
Our Directors and Affiliated Entities Have Substantial Influence Over Our Affairs
      Our directors and entities affiliated with them beneficially own in the aggregate approximately 28.7% of our common stock. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.
Provisions In Our Amended And Restated Certificate Of Incorporation And Bylaws Or Delaware Law Might Discourage, Delay Or Prevent A Change In Control Of Our Company Or Changes In Our Management And Therefore Depress The Trading Price Of Our Common Stock.
      Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of Leap may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
      Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company.

Item 2.	Properties
      Leap currently leases space, totaling approximately 99,100 square feet, in two office buildings in San Diego, California for our headquarters. We use these buildings for sales, marketing, product development, engineering and administrative purposes.
      As of April 30, 2005, Cricket had leased regional offices in Denver, Colorado and Nashville, Tennessee. These offices consist of approximately 15,600 square feet and 17,900 square feet, respectively. Cricket has 22 additional office leases in its individual markets that range from 2,500 square feet to 13,618 square feet. Cricket also leases approximately 90 retail locations in its markets, including stores ranging in size from 1,050 square feet to 4,600 square feet, as well as kiosks and retail spaces within another store. In addition, we currently lease approximately 2,600 cell site locations, 26 switch locations and three warehouse facilities that range in size from approximately 3,000 square feet to approximately 20,000 square feet. We do not own any real property.
      As we continue to develop existing Cricket markets, and as we build-out additional markets, we will lease additional or substitute office facilities, retail stores, cell sites and switch and warehouse facilities.

Item 3.	Legal Proceedings
Bankruptcy Proceedings
      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The effectiveness of the Plan of Reorganization was conditioned upon, among other things, the receipt of required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that occurred upon Leap’s emergence from bankruptcy. Leap received the requisite approvals from the FCC on August 5, 2004. On August 16, 2004, Leap and Cricket satisfied the remaining conditions to the Plan of Reorganization, the Plan of Reorganization became effective, and the Company emerged from Chapter 11 bankruptcy. The Leap Creditor Trust is defending unsecured claims asserted against Leap in bankruptcy, and the Leap Creditor Trust will pay settlements or judgments, if any, from Leap Creditor Trust funds.
      In connection with the Chapter 11 proceedings, the Bankruptcy Court established deadlines by which the holders of pre-emergence claims against us were required to file proofs of claim. The final deadline for such claims, relating to claims that arose during the course of the bankruptcy, was October 15, 2004, 60 days after the Effective Date of the Plan of Reorganization. Parties who were required to, but who failed to, file proofs of claim before the applicable deadlines are barred from asserting such claims against us in the future. Generally, our obligations have been discharged with respect to general unsecured claims for pre-petition obligations, although the holders of allowed general unsecured pre-petition claims against Leap have (and holders of pending general unsecured claims against Leap may have) a pro rata beneficial interest in the assets of the Leap Creditor Trust. We reviewed the remaining claims filed against us (consisting primarily of claims for pre-petition taxes and for obligations incurred by us during the course of the Chapter 11 proceedings) and filed further objections by the Bankruptcy Court deadline of January 17, 2005. We do not believe that the resolution of the outstanding claims filed against us in bankruptcy will have a material adverse impact on the Company’s consolidated financial statements.
      Foreign governmental authorities have asserted or are likely to assert tax claims of approximately $6.3 million, including interest, against Leap with respect to periods prior to the bankruptcy, although the Company believes that the true value of these asserted or potential claims is lower. Leap likely did not mail notice of its bankruptcy filings or the proceedings in the Bankruptcy Court to these governmental authorities. We are exploring methods to bring the claims of these foreign authorities within the bankruptcy claims resolution process. If the claims are resolved through the Bankruptcy Court, we expect any payment on the claims will be paid from restricted cash previously reserved to satisfy allowed administrative claims and allowed priority claims against Leap. In any event, we do not believe that the resolution of these issues will have a material adverse effect on our consolidated financial statements.
Securities Litigation
      On December 31, 2002, several members of American Wireless Group, LLC, referred to in this report as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Leap is not a defendant in the Whittington Lawsuit. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful in an arbitration proceeding. Defendants filed a motion to compel arbitration, or in the alternative, to dismiss the

Whittington Lawsuit, noting that plaintiffs as members of AWG agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs.
      In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit.
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in our consolidated financial statements as of December 31, 2004 related to these contingencies.
      On December 5, 2003, nine securities class action lawsuits were filed against Leap, and certain of its officers and directors, in the United States District Court for the Southern District of California on behalf of all persons who purchased or otherwise acquired Leap’s common stock from February 11, 2002 through July 24, 2002. Those lawsuits were all virtually identical to one another. The plaintiffs alleged that the defendants were responsible for the dissemination of a series of material misrepresentations to the market during the class period, thereby artificially inflating the price of Leap’s common stock. The complaint sought an unspecified amount of damages, plus costs and expenses related to bringing the actions. No class was certified in the lawsuit. The defendants filed a motion to dismiss the amended complaint, stating that the amended complaint failed to plead any facts which show that any representations were made by Leap or any other defendants or that any of the alleged misrepresentations caused a change in the value of Leap’s shares. On August 26, 2004, the court granted the defendants’ motion to dismiss, but granted the plaintiffs leave to amend their complaint. The plaintiffs did not file an amended complaint and a court order voluntarily dismissing the action with prejudice was issued on January 7, 2005.
      Leap is often involved in various claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot be determined with certainty. However, in the opinion of Leap’s management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
      Our common stock traded on the OTC Bulletin Board until August 16, 2004 under the symbol “LWINQ.” When we emerged from our Chapter 11 proceedings on August 16, 2004, all of our formerly outstanding common stock was cancelled in accordance with our Plan of Reorganization and our former common stockholders ceased to have any ownership interest in us. The new shares of our common stock issued under our Plan of Reorganization now trade on the OTC Bulletin Board under the symbol “LEAP.” Prior to December 11, 2002, our common stock was listed on the NASDAQ under the symbol “LWIN.”
      Because the value of one share of our new common stock bears no relation to the value of one share of our old common stock, the trading prices of our new common stock are set forth separately from the trading prices of our old common stock.
      The following table sets forth the high and low sales prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our old common stock are prices on the OTC Bulletin Board through August 15, 2004. Prices for our new common stock are prices on the OTC Bulletin Board from August 16, 2004 through December 31, 2004. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High($)	Low($)

Old Common Stock
Calendar Year — 2003
First Quarter	0.21	0.11
Second Quarter	0.21	0.05
Third Quarter	0.07	0.02
Fourth Quarter	0.09	0.01
Calendar Year — 2004
First Quarter	0.06	0.03
Second Quarter	0.04	0.01
Third Quarter through August 15, 2004	0.02	0.01
New Common Stock
Third Quarter beginning August 16, 2004	27.80	19.75
Fourth Quarter	28.10	19.00
      On May 11, 2005, the last reported sale price of Leap’s common stock on the OTC Bulletin Board was $24.05 per share. As of May 11, 2005, there were 60,000,000 shares of common stock outstanding held by approximately 35 holders of record.
Dividends
      Leap has never paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our senior secured credit facilities entered into in January 2005 restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Securities Authorized For Issuance Under Equity Compensation Plans
      The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which Leap’s common stock is authorized for issuance.

			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
Plan Category	outstanding options(1)	outstanding options	equity compensation plans(1)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(2)	—	$—	4,800,000

Total	—	$—	4,800,000

(1)	All of the Leap common stock, warrants and options outstanding immediately prior to the effectiveness of our Plan of Reorganization were cancelled as of August 16, 2004 pursuant to our Plan of Reorganization. Following our emergence from bankruptcy, in accordance with Section 5.07 of our Plan of Reorganization, the compensation committee of our board of directors, acting pursuant to a delegation of authority from the board of directors, approved the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan effective December 30, 2004. The 2004 Plan authorizes discretionary grants to our employees, consultants and independent directors, and to the employees and consultants of our subsidiaries, of stock options, restricted stock and deferred stock units. The aggregate number of shares of common stock subject to awards under the 2004 Plan will be no more than 4,800,000. For a description of the terms of the 2004 Plan, see “Item 11. Executive Compensation — Employee Benefit Plans” contained in this report.

(2)	Reflects shares authorized for issuance under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan adopted by the compensation committee of our board of directors on December 30, 2004 as contemplated by the Company’s confirmed Plan of Reorganization.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)
      The following selected financial data are derived from our consolidated financial statements and have been restated for the seven months ended July 31, 2004 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report. These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.” References in these tables to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting. For a description of fresh-start reporting, see Note 3 to the consolidated financial statements included in Item 8 of this report.

	Successor
	Company	Predecessor Company

	Five Months	Seven Months
	Ended	Ended	Year Ended December 31,
	December 31,	July 31,
	2004	2004	2003	2002	2001	2000(4)

		(As Restated)
Statement of Operations Data(1):
Revenues:
Service revenues	$285,647	$398,451	$643,566	$567,694	$215,917	$40,599
Equipment revenues	58,713	83,196	107,730	50,781	39,247	9,718

Total revenues	344,360	481,647	751,296	618,475	255,164	50,317

Operating expenses:
Cost of service (exclusive of items shown separately below)	(79,148)	(113,988)	(199,987)	(181,404)	(94,510)	(20,821)
Cost of equipment	(82,402)	(97,160)	(172,235)	(252,344)	(202,355)	(54,883)
Selling and marketing	(39,938)	(51,997)	(86,223)	(122,092)	(115,222)	(31,709)
General and administrative	(57,110)	(81,514)	(162,378)	(185,915)	(152,051)	(85,640)
Depreciation and amortization	(75,324)	(177,494)	(300,243)	(287,942)	(119,177)	(24,563)
Impairment of indefinite-lived intangible assets	—	—	(171,140)	(26,919)	—	—
Impairment of long-lived assets and related charges	—	(626)	(24,054)	(16,323)	—	—

Total operating expenses	(333,922)	(522,779)	(1,116,260)	(1,072,939)	(683,315)	(217,616)
Gains on sale of wireless licenses	—	532	4,589	364	143,633	—

Operating income (loss)	10,438	(40,600)	(360,375)	(454,100)	(284,518)	(167,299)
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	—	—	—	—	(54,000)	(78,624)
Interest income	1,812	—	779	6,345	26,424	48,477
Interest expense	(16,594)	(4,195)	(83,371)	(229,740)	(178,067)	(112,358)
Foreign currency transaction gains (losses), net	—	—	—	—	(1,257)	13,966
Gain on sale of wholly owned subsidiaries	—	—	—	—	—	313,432
Gain on issuance of stock by unconsolidated wireless operating company	—	—	—	—	—	32,602
Gain on sale of unconsolidated wireless operating company	—	—	—	39,518	—	—
Other income (expense), net	(117)	(293)	(176)	(3,001)	8,443	(2,824)

Income (loss) before reorganization items and income taxes	(4,461)	(45,088)	(443,143)	(640,978)	(482,975)	47,372
Reorganization items, net	—	962,444	(146,242)	—	—	—

Income (loss) before income taxes	(4,461)	917,356	(589,385)	(640,978)	(482,975)	47,372
Income taxes	(4,168)	(4,166)	(8,052)	(23,821)	(322)	(47,540)

Net income (loss)	$(8,629)	$913,190	$(597,437)	$(664,799)	$(483,297)	$(168)

Basic and diluted net loss per common share(2)	$(0.14)	$15.58	$(10.19)	$(14.91)	$(14.27)	$(0.01)

Shares used in per share calculations(2):
Basic and Diluted	60,000	58,623	58,604	44,591	33,861	25,398

	As of December 31,

	Successor
	Company	Predecessor Company

	2004	2003	2002	2001	2000

Balance Sheet Data(1):
Cash and cash equivalents	$141,141	$84,070	$100,860	$242,979	$338,878
Working capital (deficit)(3)	142,404	(2,254,809)	(2,144,420)	189,507	602,373
Restricted cash, cash equivalents and short-term investments	31,427	55,954	25,922	40,755	65,471
Total assets	2,090,482	1,756,843	2,163,702	2,450,895	1,647,407
Long-term debt(3)	371,355	—	—	1,676,845	897,878
Total stockholders’ equity (deficit)	1,469,850	(893,356)	(296,786)	358,440	583,258

(1)	For the first six months of the year ended December 31, 2000, the financial results of Smartcom are included in the selected consolidated financial data as a result of our acquisition of the remaining 50% interest in Smartcom that we did not already own on April 19, 1999. We subsequently divested our entire interest in Smartcom on June 2, 2000.

(2)	Refer to Notes 2 and 5 to the consolidated financial statements included in Item 8 of this report for an explanation of the calculation of basic and diluted net loss per common share.

(3)	We have presented the principal and interest balances related to our outstanding debt obligations as current liabilities in the consolidated balance sheets as of December 31, 2003 and 2002, as a result of the then existing defaults under the underlying agreements.

(4)	We have reclassified a $4.7 million loss on early extinguishment of debt from extraordinary items to other income (expense) as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
      The following discussion and analysis is based upon our consolidated financial statements as of the dates and for the periods presented in this report. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report.
Overview
      Restatement of Previously Reported Unaudited Interim Consolidated Financial Information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously unaudited interim financial information of the Predecessor Company for the one and seven month periods ended July 31, 2004 and the Successor Company for the two months ended September 30, 2004. See Note 2 to the consolidated financial statements in Item 8 of this report for additional information.
      Our Business. We conduct our business primarily through the Cricket Companies. Cricket provides mobile wireless services targeted to meet the needs of customers who are under-served by traditional communications companies. Our Cricket service is a simple and affordable wireless alternative to traditional landline service. Cricket service offers customers virtually unlimited anytime minutes within the Cricket calling area over a high-quality, all-digital CDMA network. Our revenues come from the sale of wireless services, handsets and accessories to customers. Our liquidity and capital resources come primarily from the operations and assets of Cricket, from borrowings under our revolving credit facility and from offerings of debt and/or equity in the capital markets from time to time.
      Cricket operates in 39 markets in 20 states stretching from New York to California. At December 31, 2004, we had approximately 1,570,000 customers. Factors we consider when expanding our Cricket service into new markets include whether the new market will complement an existing Cricket market cluster, whether we believe we can obtain sufficient customer penetration in the market and whether the market is sufficiently densely populated for us to offer services on a cost competitive basis. For a more detailed description of our business, see “Item 1. Business” above.
      Voluntary Reorganization Under Chapter 11. On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. On August 16, 2004, Leap and Cricket satisfied the final conditions to our Plan of Reorganization and it became effective. On that date, a new Board of Directors of Leap was appointed, our previously existing stock, options and warrants were cancelled, and we issued 60 million shares of new Leap common stock for distribution to two classes of creditors. For a more detailed description of our bankruptcy proceedings, see “Item 1. Business — Chapter 11 Proceedings Under the Bankruptcy Code” and Note 1 to the consolidated financial statements included in Item 8 of this report.
      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. When the Plan of Reorganization became effective on August 16, 2004, we issued new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million and had approximately $40 million of remaining indebtedness to the FCC. On January 10, 2005, we entered into new senior secured credit facilities and used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes and to repay the remaining indebtedness to the FCC. The new facilities consist of a six-year $500 million term loan and a five-year, $110 million revolving credit facility. See “Liquidity and Capital Resources” below.
      Fresh-Start Reporting. In connection with our emergence from Chapter 11, we adopted the fresh-start reporting provisions of SOP 90-7. Under SOP 90-7, we were required to apply fresh-start reporting because

(i) the reorganization value of our assets immediately before the date of confirmation was less than the sum of all the allowed claims and post petition liabilities, and (ii) holders of Leap common shares immediately before the bankruptcy court confirmed our Plan of Reorganization received less than fifty percent of the common stock issued by Leap on the date it emerged from bankruptcy. All material conditions to the effectiveness of the Plan of Reorganization were satisfied on August 5, 2004. In light of the proximity of August 5, 2004 to the month ended July 31, 2004 and the immateriality of the results of operations for the period from August 1, 2004 through August 5, 2004, we recorded the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh-start reporting in our consolidated financial statements as of July 31, 2004.
      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Consistent with fresh-start reporting, the enterprise value (i.e. debt plus equity) may be used to calculate our reorganization value. We engaged a third party valuation consultant to assist management in estimating our enterprise value as of July 31, 2004. The valuation consultant and two other valuation firms engaged by us also provided management with information that management utilized in determining the fair market value of our network assets and wireless licenses, and the fair value of our trademarks and customer relationships. Management used these values in connection with the allocation process described below.
      In implementing fresh-start reporting, we allocated our reorganization value to our assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” and stated our liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to our identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, our accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.
      This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the business and financial information contained in this report, including the consolidated financial statements in Item 8.
Results of Operations
      As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, we are deemed to be a new entity for financial reporting purposes. In this report, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and is referred to as the “Successor Company” for periods after July 31, 2004. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start accounting. However, for purposes of this discussion, the Predecessor Company’s results for the period from January 1, 2004 through July 31, 2004 have been combined with the Successor Company’s results for the period from August 1, 2004 through December 31, 2004. These combined results are compared to the Predecessor Company’s results for the year ended December 31, 2003. For a more detailed description of fresh-start reporting, see Note 3 to the consolidated financial statements included in Item 8 of this report.

Financial Performance
      The following table presents the consolidated statement of operations data for the periods indicated (in thousands). The financial data for the year ended December 31, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period.

	Year Ended December 31,

	2004	2003	2002

Revenues:
Service revenues	$684,098	$643,566	$567,694
Equipment revenues	141,909	107,730	50,781

Total revenues	826,007	751,296	618,475

Operating expenses:
Cost of service (exclusive of items shown separately below)	(193,136)	(199,987)	(181,404)
Cost of equipment	(179,562)	(172,235)	(252,344)
Selling and marketing	(91,935)	(86,223)	(122,092)
General and administrative	(138,624)	(162,378)	(185,915)
Depreciation and amortization	(252,818)	(300,243)	(287,942)
Impairment of indefinite-lived intangible assets	—	(171,140)	(26,919)
Impairment of long-lived assets and related charges	(626)	(24,054)	(16,323)

Total operating expenses	(856,701)	(1,116,260)	(1,072,939)
Gains on sale of wireless licenses	532	4,589	364

Operating loss	(30,162)	(360,375)	(454,100)
Interest income	1,812	779	6,345
Interest expense	(20,789)	(83,371)	(229,740)
Gain on sale of unconsolidated wireless operating company	—	—	39,518
Other income (expense), net	(410)	(176)	(3,001)

Loss before reorganization items and income taxes	(49,549)	(443,143)	(640,978)
Reorganization items, net	962,444	(146,242)	—

Income (loss) before income taxes	912,895	(589,385)	(640,978)
Income taxes	(8,334)	(8,052)	(23,821)

Net income (loss)	$904,561	$(597,437)	$(664,799)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      At December 31, 2004, we had approximately 1,570,000 customers compared to approximately 1,473,000 customers at December 31, 2003. Gross customer additions for the years ended December 31, 2004 and 2003 were 808,000 and 735,000, respectively, and net customer additions (losses) during these periods were approximately 97,000 and (39,000), respectively. At December 31, 2004, the total potential customer base covered under our 39 operating markets was approximately 26.7 million.
      During the year ended December 31, 2004, service revenues increased $40.5 million, or 6%, compared to the year ended December 31, 2003. The increase in service revenues was due to a combination of the increase in net customers and an increase in average revenue per customer. Our basic Cricket service offers customers virtually unlimited calls within their Cricket service area at a flat price and in November 2003 we added two other higher priced plans which include different levels of bundled features. In March 2004, we introduced a plan that provides virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, the higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The increase in service revenues resulting from the higher priced service offerings for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was partially offset by the impacts of increased promotional activity in 2004 and by the elimination of activation fees as an element of service revenue. Activation fees were included in service revenues for the first two quarters of fiscal 2003, until our adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003, at which time they began to be included in equipment revenues.
      During the year ended December 31, 2004, equipment revenues increased $34.2 million, or 32%, compared to the year ended December 31, 2003. Approximately $24.9 million of the increase in equipment revenues resulted from higher average net revenue per handset sold, of which higher prices contributed $15.9 million of the $24.9 million increase, and higher handset sales volumes contributed the remaining $9.0 million of the $24.9 million increase. The primary driver of the increase in revenue per handset sold was the implementation of a policy to increase handset prices commencing in the fourth quarter of 2003, offset in part by increases in promotional activity and in dealer compensation costs in 2004. Additionally, activation fees included in equipment revenue increased by $9.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to the inclusion of activation fees in equipment revenue for all of 2004 versus only the last two quarters in 2003 as a result of our adoption of EITF Issue No. 00-21 in July 2003. In 2005, we expect that the change in equipment revenues will generally reflect changes in the volume of handsets sold, subject to potential decreases in average selling prices caused by future promotions or in response to pricing actions from competitors.
      For the year ended December 31, 2004, cost of service decreased $6.9 million, or 3%, compared to the year ended December 31, 2003, even though service revenues increased by 6%. The decrease in cost of service resulted from a net decrease of $5.8 million in network related costs, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy, a net decrease of $2.3 million in cell site costs as a result of our rejection of surplus cell site leases in the bankruptcy proceedings, and a $3.3 million reduction in property tax related to the decreased value of fixed assets as a result of the bankruptcy. These decreases were offset in part by increases of $2.1 million in employee-related costs and $6.1 million in software maintenance expenses in the current year. We generally expect that cost of service in 2005 will increase with growth in customers, usage, and the introduction and customer adoption of new products.
      For the year ended December 31, 2004, cost of equipment increased $7.3 million, or 4%, compared to the year ended December 31, 2003. Equipment costs increased by $22.5 million due primarily to increased handset sales volume and an increase in the average cost per handset as our sales mix shifted from moderately priced to higher end handsets. This increase in equipment cost was offset by cost-reduction initiatives in reverse logistics and other equipment-related activities of approximately $15.1 million. Although equipment revenue growth significantly outpaced equipment cost increases in 2004 due to the reasons discussed above, we generally expect changes in equipment revenue in 2005 to more closely track changes in equipment cost.
      For the year ended December 31, 2004, selling and marketing expenses increased $5.7 million, or 7%, compared to the year ended December 31, 2003. The increase in selling and marketing expenses was primarily due to increases of $6.0 million in employee and facility related costs. During the latter half of 2003 and throughout 2004, we invested in additional staffing and resources to improve the customer sales and service experience in our retail locations.
      For the year ended December 31, 2004, general and administrative expenses decreased $23.8 million, or 15%, compared to the year ended December 31, 2003. The decrease in general and administrative expenses was primarily due to a decrease of $4.7 million in insurance costs and a reduction of $15.2 million in call center and billing costs resulting from improved operating efficiencies and cost reductions negotiated during the course of our bankruptcy, partially offset by a $2.9 million increase in employee-related expenses. In addition, for the year ended December 31, 2004, there was a decrease of $9.2 million in legal costs compared to the corresponding period in the prior year, primarily reflecting the classification of costs directly related to our bankruptcy filings and incurred after the Petition Date as reorganization expenses.

      During the year ended December 31, 2004, depreciation and amortization expenses decreased $47.4 million, or 16%, compared to the year ended December 31, 2003. The decrease in depreciation expense was primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start accounting at July 31, 2004. In addition, depreciation and amortization expense for the year ended December 31, 2004 included amortization expense of $14.5 million related to identifiable intangible assets recorded upon the adoption of fresh-start accounting.
      During the year ended December 31, 2004, interest expense decreased $62.6 million, or 75%, compared to the year ended December 31, 2003. The decrease in interest expense resulted from the application of SOP 90-7 which required that, commencing on the Petition Date, we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, note payable to GLH, and Qualcomm term loan. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The 13% notes were refinanced in January 2005 and replaced with a $500 million term loan that accrues interest at a variable rate.
      During the year ended December 31, 2004, reorganization items consisted primarily of $5.0 million of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, partially offset by $2.1 million of income from the settlement of certain pre-petition liabilities, and $1.4 million of interest income earned while we were in bankruptcy, with the balance of $963.9 million attributable to net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy and the application of fresh-start accounting.
      During the year ended December 31, 2004, income tax expense increased by $0.3 million, or 4%, compared to the year ended December 31, 2003. The increase in income tax expense resulted primarily from increased deferred tax liabilities resulting from higher amortization of wireless licenses for income tax purposes for the year ended December 31, 2004 compared to the prior year. The Successor Company can utilize available Predecessor Company net operating losses to reduce its taxable income. However, utilization of Predecessor Company NOLs generally offsets goodwill rather than reducing book tax expense.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      At December 31, 2003, we had approximately 1,473,000 customers compared to approximately 1,512,000 at December 31, 2002. During the year ended December 31, 2003, gross customer additions were approximately 735,000 and net customers declined by approximately 39,000, which included a decline of approximately 2,800 customers as a result of our discontinuation of service in Hickory, North Carolina as of September 30, 2003. At December 31, 2003, the total potential customer base covered under our 39 operating markets was approximately 25.9 million.
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
      During the year ended December 31, 2003, we performed an analysis of the operating performance of our third-party dealers and distributors, and we continued to analyze their performance as we worked to improve our handset distribution strategies. As a result of our analysis, we discontinued our relationship with a substantial number of dealers and distributors who represented a small portion of our equipment sales and who were not performing to our standards. In addition, we revised our incentive structure with our third-party dealers and distributors to benefit high performing dealers and distributors. In connection with these changes, we increased incentives for sales of higher-priced monthly service plans and increased incentives for sales that utilize our cost saving strategies such as Web activation and automatic bill payments via a customer’s credit card. In addition, we focused our rebate program on customers who remained on service for several months.
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
      During the year ended December 31, 2003, equipment revenues increased $57.0 million, or 112%, compared to the year ended December 31, 2002. The largest portion of this increase, $39.1 million, occurred because we stopped including the first month of service in the handset purchase price in the fourth quarter of 2002. As a result, we no longer allocate any portion of the handset price to service revenues. Equipment revenues for the year ended December 31, 2003 also increased approximately $9.8 million because we changed our practice of offering instant or in-store handset rebates to customers and instead began offering mail-in rebates to new customers that were only redeemable if the customer continued on Cricket service for three months. (Mail-in rebates have a lower redemption rate than instant rebates.) Equipment revenues also increased approximately $9.6 million because we began immediately recognizing activation fees as equipment revenues after our adoption of EITF Issue No. 00-21 on July 1, 2003. In addition, equipment revenues rose because we increased the selling prices of our handsets so that the selling price for the majority of our handsets was at or near the cost of the handset. However, sales incentives offered to customers and volume-based sales incentives offered to our third-party dealers and distributors are included as reductions to equipment revenue, and fulfillment costs and warranty repair costs are included in cost of equipment, which together result in a negative gross margin on the sale of handsets. These increases in equipment revenue were partially offset by a decrease in the number of handsets sold to new customers or sold as replacement handsets for existing customers of 636,000, or 35%, for the year ended December 31, 2003, compared to the prior year.
      During the year ended December 31, 2003, cost of service increased $18.6 million, or 10%, compared to the year ended December 31, 2002. The increase in cost of service was primarily attributable to an increase of approximately $10.4 million in our long distance costs as a result of the increased long distance usage resulting from the introduction of service plans that include large bundles of available long distance minutes each month. Cost of service also rose as a result of an increase in the number of average subscribers, an increase in software maintenance expenses of approximately $8.5 million and an increase in engineering and other operational costs of approximately $7.1 million, partially offset by a decrease in payroll related costs of approximately $9.2 million. In conjunction with the bankruptcy proceedings, we renegotiated several of our executory contracts with our vendors.
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
      Equipment revenues increased sharply in 2003 while at the same time cost of equipment declined, in each case for the reasons described above. We do not believe that this change represented a trend in the relationship between equipment revenues and cost of equipment.
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
      For the year ended December 31, 2003, general and administrative expenses decreased $23.5 million, or 13%, compared to the year ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a reduction of approximately $5.2 million in payroll and related costs, a decrease of approximately $5.0 million in call center costs, a decrease of approximately $5.8 million in legal costs (excluding legal costs directly associated with our reorganization proceedings after the Petition Date), and a decrease of approximately $3.2 million in excise taxes, partially offset by an increase of approximately $3.2 million in insurance costs.
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
      Reorganization items for the year ended December 31, 2003 consisted of $174.1 million related to the write-off of debt discounts and capitalized debt issuance costs associated with our long-term debt subject to compromise in accordance with SOP 90-7 and $12.1 million of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, offset by $34.8 million of debt forgiveness income from the settlement of certain pre-petition liabilities, $2.3 million of income from the reversal of certain pre-petition liabilities related to contracts rejected in bankruptcy, and $2.9 million of interest income earned while we were in bankruptcy.
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

Performance Measures
      In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.
      ARPU is an industry metric that measures service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers.
      CPGA is an industry metric that represents selling and marketing costs and the gain or loss on sale of handsets (generally defined as cost of equipment less equipment revenue), excluding costs unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers.
      CCU is an industry metric that measures cost of service, general and administrative costs, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers.

      Churn, an industry metric that measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted average number of customers divided by the number of months during the period being measured. As noted above, customers who do not pay their first monthly bill are deducted from our gross customer additions; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers.
      The following table shows metric information for 2004:

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

			(As Restated)
ARPU	$37.45	$37.28	$36.97	$37.29	$37.28
CPGA	$124	$141	$141	$159	$142
CCU	$20.08	$18.47	$18.38	$18.74	$18.91
Churn	3.1%	3.7%	4.5%	4.1%	3.9%
Summary of Quarterly Results of Operations
      The following table presents the Predecessor and Successor Companies’ combined condensed consolidated quarterly statement of operations data for 2004 (unaudited) (in thousands). It has been derived from our consolidated financial statements which have been restated for the interim periods for the one month ended July 31, 2004 and the two months ended September 30, 2004 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report. For purposes of this discussion, the financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

			(As Restated)
Revenues:
Service revenues	$169,051	$172,025	$170,386	$172,636
Equipment revenues	37,771	33,676	36,521	33,941

Total revenues	206,822	205,701	206,907	206,577

Operating expenses:
Cost of service (exclusive of items shown separately below)	(48,000)	(47,827)	(51,034)	(46,275)
Cost of equipment	(43,755)	(40,635)	(44,153)	(51,019)
Selling and marketing	(23,253)	(21,939)	(23,574)	(23,169)
General and administrative	(38,610)	(33,922)	(30,689)	(35,403)
Depreciation and amortization	(75,461)	(76,026)	(55,554)	(45,777)
Impairment of long-lived assets and related charges	—	(360)	(266)	—

Total operating expenses	(229,079)	(220,709)	(205,270)	(201,643)
Gains on sale of wireless licenses	—	—	532	—

Operating income (loss)	(22,257)	(15,008)	2,169	4,934
Interest income	—	—	608	1,204
Interest expense	(1,823)	(1,908)	(6,009)	(11,049)
Other income (expense), net	19	(615)	458	(272)

Loss before reorganization items and income taxes	(24,061)	(17,531)	(2,774)	(5,183)
Reorganization items, net	(2,025)	1,313	963,156	—

Income (loss) before income taxes	(26,086)	(16,218)	960,382	(5,183)
Income taxes	(1,944)	(1,927)	(2,999)	(1,464)

Net income (loss)	$(28,030)	$(18,145)	$957,383	$(6,647)

Reconciliation of Non-GAAP Financial Measures
      We utilize certain financial measures, as described above, that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.
      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA. The financial data for the three months ended September 30, 2004 and for the year ended December 31, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for those periods (in thousands, except gross customer additions and CPGA):

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

			(As Restated)
Selling and marketing expense	$23,253	$21,939	$23,574	$23,169	$91,935
Plus cost of equipment	43,755	40,635	44,153	51,019	179,562
Less equipment revenue	(37,771)	(33,676)	(36,521)	(33,941)	(141,909)
Less net loss on equipment transactions unrelated to initial customer acquisition	(3,667)	(3,453)	(2,971)	(5,090)	(15,181)

Total costs used in the calculation of CPGA	$25,570	$25,445	$28,235	$35,157	$114,407
Gross customer additions	206,941	180,128	200,315	220,484	807,868

CPGA	$124	$141	$141	$159	$142

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU. The financial data for the three months ended September 30, 2004 and for the year ended December 31, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for those periods (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

	(As Restated)
Cost of service	$48,000	$47,827	$51,034	$46,275	$193,136
Plus general and administrative expense	38,610	33,922	30,689	35,403	138,624
Plus net loss on equipment transactions unrelated to initial customer acquisition	3,667	3,453	2,971	5,090	15,181

Total costs used in the calculation of CCU	$90,277	$85,202	$84,694	$86,768	$346,941
Weighted-average number of customers	1,498,449	1,537,957	1,536,314	1,543,362	1,529,020

CCU	$20.08	$18.47	$18.38	$18.74	$18.91

Liquidity and Capital Resources
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility. From time to time, we may also generate additional liquidity through the sale of assets that are not required for the on-going operation of our business. We may also generate liquidity from offerings of debt and/or equity in the capital markets. At December 31, 2004, we had a total of $254.2 million in unrestricted cash, cash equivalents and short-term investments. As of December 31, 2004, we also had restricted cash, cash equivalents and short-term investments of $31.4 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and the Cricket Companies, and cash restricted for other purposes. We believe that our existing cash and investments, anticipated cash flows from operations, and available credit facilities will be sufficient to meet our operating and capital requirements through at least the next 12 months.

Operating Activities
      Cash provided by operating activities was $190.4 million during the year ended December 31, 2004 compared to cash provided by operating activities of $44.4 million during the year ended December 31, 2003. The increase was primarily attributable to a decrease in the net loss, offset by adjustments for non-cash items including depreciation, amortization and non-cash interest expense of $92.0 million, a $55.6 million reduction in changes in working capital compared to the corresponding period of the prior year and a decrease of $109.6 million in cash used for reorganization activities. Cash used for reorganization items consisted primarily of a cash payment to the Leap Creditor Trust in accordance with the Plan of Reorganization of $1.0 million and payments of $8.0 million for professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process, offset by $2.0 million of cash received from vendor settlements (net of cure payments) made in connection with assumed and settled executory contracts and leases, and $1.5 million of interest income earned while the Company was in bankruptcy.

Investing Activities
      Cash used in investing activities was $96.6 million during the year ended December 31, 2004 and consisted primarily of the sale and maturity of investments of $90.8 million, a net decrease in restricted investments of $22.3 million and net proceeds from the sale of wireless licenses of $2.0 million, offset by the purchase of investments of $134.5 million and the purchase of property and equipment of $77.2 million.

Financing Activities
      Cash used in financing activities during the year ended December 31, 2004 was $36.7 million which consisted of the partial repayment of the FCC debt upon our emergence from bankruptcy.

Credit Facilities
      In connection with the Plan of Reorganization, all of our pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full. This discharged indebtedness included approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s senior notes, senior discount notes, note payable to GLH, Inc. and Qualcomm term loan.
      On January 10, 2005, Cricket entered into a new senior secured credit agreement referred to as the Credit Agreement, with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer). The new facilities under the Credit Agreement consist of a six-year $500 million term loan, which was fully drawn at closing, and a five-year $110 million revolving credit facility, which was undrawn at closing. At April 30, 2005, there were no borrowings outstanding under the revolving credit facility. In January 2005, we used a portion of the proceeds from the $500 million term loan to redeem Cricket’s 13% senior secured pay-in-kind notes for $372.8 million (including call premium) plus accrued interest of $20.1 million, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses of $6.4 million. The balance of the proceeds of approximately $60 million will be used for general corporate purposes. For a description of the terms of the revolving credit facility and term loan under the Credit Agreement, see “— New Credit Agreement” below.

Capital Expenditures and Other Asset Acquisitions and Dispositions
      During the year ended December 31, 2004, we incurred approximately $77.2 million in capital expenditures. We currently expect to incur between $175 million and $230 million in capital expenditures for the year ending December 31, 2005, primarily for maintenance and improvement of our existing wireless networks, for the build-out and launch of the Fresno, California market and the related expansion and network change-out of the Company’s existing Visalia and Modesto/ Merced markets, and costs associated with the initial development of markets covered by licenses acquired or to be acquired as a result of Auction #58 (including costs to be incurred by ANB 1 in connection with the initial development of licenses ANB 1 expects to acquire as a result of its participation in Auction #58, because our investment in ANB 1 is required to be consolidated under FIN No. 46-R). We expect to finance these $175 to $230 million of capital expenditures with our existing cash, cash equivalents and short-term investments, cash obtained from borrowings under our revolving credit facility and cash generated from operations and other transactions.
      Cricket has agreed to purchase a wireless license to provide service in Fresno, California for approximately $27.1 million (of which $1.8 million was paid as a deposit as of December 31, 2004), plus the reimbursement of certain construction expenses not to exceed $500,000. We have begun to invest significant resources in building out this market. Our application to the FCC for consent to acquire this license, although initially opposed by a third party involved in the bankruptcy of the seller, was granted on May 13, 2005. We currently expect that the capital expenditures for the build-out and launch of the Fresno market, as well as for the related expansion of the Visalia and Modesto/ Merced markets, will be between $20-$25 million (excluding the cost of purchasing the license). Additional cash requirements for the launch are expected to be less than $8 million. We expect to finance these costs in 2005 with our existing cash, cash equivalents and short-term investments, cash obtained from borrowings under our revolving credit facility and cash generated from operations and other transactions.
      In February 2005, our wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. In March 2005, we paid $151.9 million to the FCC, increasing the total amount paid to the FCC for Auction #58 to $166.9 million, the aggregate purchase price for the four licenses. The FCC approved the grants of these licenses on May 13, 2005.
      In addition, in November 2004 we acquired a 75% non-controlling membership interest in Alaska Native Broadband 1 LLC, or ANB 1, whose wholly-owned subsidiary Alaska Native Broadband 1 License LLC, or ANB 1 License, was named the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. In March 2005, we made a $3.0 million equity contribution to ANB 1, which in turn contributed such amounts to ANB 1 License. Also in March 2005, we made loans under our senior secured credit facility with ANB 1 License in the aggregate amount of $56.2 million. ANB 1 License paid such monies to the FCC, together with a $1.0 million equity contribution from its controlling member, Alaska Native Broadband, LLC, to increase its total amounts paid to the FCC to $68.2 million, the aggregate purchase price for its nine licenses. Under our senior secured credit facility with ANB 1 License, we have committed to loan ANB 1 License up to $4.5 million in additional funds to finance its initial build-out costs and working capital requirements. ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks. For a description of the terms of the ANB 1 limited liability company agreement and our senior secured credit facility with ANB 1 License, see “Item 1. Business — Arrangements with Alaska Native Broadband.”
      We currently expect to build out and launch commercial operations in the markets covered by the licenses we expect to acquire as a result of Auction #58. We are currently developing plans for such build-outs. We expect that we will seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of the new markets.
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 wireless licenses and our operating assets in our Michigan markets for $102.5 million. Completion of the transaction is subject to FCC approval and other customary closing conditions, including obtaining third party consents and finalizing a transition services agreement. Although we expect to receive such approval and satisfy such conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied.
      In March 2005, we also announced an agreement for the sale of approximately 140 cell towers and cell tower related assets for approximately $18 million. Under the agreement, we will lease back space at the tower sites for our networks. The closing of the sale is subject to the purchaser’s completion of due diligence and other conditions customary for a sale of this type.

Certain Contractual Obligations, Commitments and Contingencies
      The table below summarizes information as of December 31, 2004 regarding certain future minimum contractual obligations for Leap and the Cricket Companies for the next five years and thereafter (in thousands):

		Year Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$389,979	$39,979	$—	$—	$—	$—	$350,000
Fresno license purchase	25,800	25,800	—	—	—	—	—
Origination fees for ANB 1 investment	5,500	5,500	—	—	—	—	—
Operating leases	180,078	54,745	33,941	18,457	15,950	13,122	43,863

Total	$601,357	$126,024	$33,941	$18,457	$15,950	$13,122	$393,863

(1)	Amounts shown for Cricket’s senior secured pay-in-kind notes and U.S. government financing include principal only. As noted elsewhere in this report, this debt was repaid in January 2005.
      Subsequent to December 31, 2004, we incurred the following additional contractual obligations which are not included in the table above:

•	Future minimum contractual obligations for the $500 million term loan under the new credit facilities executed on January 10, 2005, consisting of principal payments of $5.0 million for each year 2005 through 2009 and $475.0 million in 2010.

•	Contractual obligations to purchase wireless licenses for which we were the winning bidder in Auction #58 for an aggregate purchase price of approximately $166.9 million; we increased our payment to the FCC to $166.9 million, the full amount of the purchase price, in March 2005.
      The table above also does not include the following contractual obligations relating to ANB 1, a company which we consolidate under FIN No. 46-R: (1) Cricket’s obligation to contribute to ANB 1 $3.0 million in equity capital, which contribution was made in March 2005; (2) Cricket’s obligation to loan up to $84.5 million to ANB 1 License to finance its purchase of wireless licenses in Auction #58, under which $56.2 million was loaned to ANB 1 License in March 2005 in full satisfaction of such contractual obligations; (3) Cricket’s obligation to loan to ANB 1 License up to $4.5 million to finance its initial build-out costs and working capital requirements, which commitment remained undrawn at April 30, 2005; and (4) Cricket’s obligation to pay $2.0 million to ANB if ANB exercises its right to sell its membership interests in ANB 1 to Cricket following the initial build-out of ANB 1 License’s wireless licenses.

Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at December 31, 2004.

New Credit Agreement
      On January 10, 2005, we entered into a new senior secured Credit Agreement with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).
      The facilities under the new Credit Agreement consist of a six-year $500 million term loan, which was fully drawn at closing, and a five-year $110 million revolving credit facility, which was undrawn at closing. Under the Credit Agreement, the term loan bears interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The commitment of the lenders under the $110 million revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such fractional reduction to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility will accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on our leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than ANB 1 and its subsidiary) and are secured by all present and future personal property and owned real property of Leap, Cricket and all of their direct and indirect domestic subsidiaries.
      Proceeds from the term loan borrowing were used by us to redeem Cricket’s $350 million 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining proceeds from the term loan borrowing of approximately $60 million will be used for general corporate purposes.
      Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability: (1) to incur additional debt or sell assets, with restrictions on the use of proceeds; (2) to make certain investments and acquisitions; (3) to grant liens; and (4) to pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt or equity, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also required to maintain compliance with financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of our new Credit Agreement in the following amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      On April 15, 2005, we obtained a waiver of certain defaults and potential defaults under the Credit Agreement. We had not completed the preparation of our audited financial statements for the year ended December 31, 2004 by March 31, 2005 and, as a result, we were not able to deliver such financial statements to the administrative agent under the Credit Agreement by such date. The failure to deliver such financial statements by March 31, 2005 was a default under the Credit Agreement. Accordingly, we have requested and received from the required lenders under the Credit Agreement a waiver of our obligations to provide such audited financial statements to the administrative agent until May 16, 2005. The waiver also extended our obligation to provide our unaudited financial statements for the quarter ended March 31, 2005 to the administrative agent until June 15, 2005, and waived any default that may occur under the Credit Agreement if we amend our financial statements for the fiscal quarter ended September 30, 2004 or for any earlier period, provided that (i) such amendment does not reduce EBITDA, as defined in the Credit Agreement, to less than $217 million for the four quarters ended September 30, 2004 and (ii) neither “Indebtedness,” as defined in the Credit Agreement, nor total liabilities, each as reflected in any such amended financial statements, may be more than $10 million greater than the amounts previously reported by us in the original financial statements for the corresponding period. We expect that we will meet all of the requirements of the waiver in a timely manner.
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
Revenues and Cost Recognition
      Cricket’s business revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Because we do not require any of our customers to sign long-term service commitments or submit to a credit check, some of our customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Accordingly, service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. We also charge customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Upon our adoption of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, we began allocating activation fees to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of our handsets are higher than the total consideration received for the handsets and activation fees combined, we allocate the activation fees entirely to equipment revenues and recognize the activation fees when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks.
      Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by us to such dealers and distributors and are recognized as equipment revenues when service is activated by customers. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. We record an estimate for returns of handsets and accessories at the time of recognizing revenue. Returns of handsets and accessories have historically been insignificant.
Wireless Licenses
      Wireless licenses are initially recorded at cost (i.e., the purchase price paid for the wireless licenses at the time of acquisition, together with other capitalized costs including legal costs and microwave relocation costs). We have determined that our wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142 because we expect to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that we continue to meet the service and geographic coverage provisions required by the FCC. Therefore, upon the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing our wireless license costs.
Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible net assets recorded in connection with fresh-start accounting. Other intangible assets were recorded upon adoption of fresh-start accounting and consist of trademarks, which are being amortized on a straight-line basis over their estimated useful lives of fourteen years, and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives of four years.
Impairment of Indefinite-Lived Intangible Assets
      In accordance with SFAS No. 142, we assess potential impairments to our indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We have chosen to conduct our annual test for impairment during the third quarter of each year. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Estimates of fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
      We previously adopted EITF Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that our wireless licenses in our operating markets should be combined into a single unit of accounting because these wireless licenses as a group represent the highest and best use of the assets, and that the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors.
Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.
Income Taxes
      The Company calculates income tax expense for each jurisdiction in which it operates. This process involves calculating the actual current tax liability together with deferred income taxes associated with temporary differences resulting from differing treatments of items for tax and accounting purposes. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of its history of losses and due to uncertainties related to utilization of deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced with a corresponding offset to goodwill.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R requires that a company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). No compensation expense is recognized for the cost of equity-based awards for which employees do not render the requisite service. A company will initially measure the cost of each liability based service award based on the award’s initial fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation expense over that period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity-based award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Adoption of SFAS No. 123R is required for our first quarter beginning January 1, 2006. We have not yet determined the impact that the adoption of SFAS No. 123R will have on our consolidated financial position or our results of operations.
      On December 15, 2004 the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” and amended Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). In addition, the Board decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. Adoption of SFAS No. 153 is required for nonmonetary exchanges occurring in the third quarter beginning July 1, 2005. We have not yet determined the impact that the adoption of SFAS No. 153 will have on our consolidated financial position or our results of operations.
      In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. We implemented the disclosure provisions of EITF Issue No. 03-01 in our annual financial statements for the fiscal year ended December 31, 2004 and do not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on our consolidated financial position or our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Pursuant to the Plan of Reorganization, the Company emerged from bankruptcy with fixed rate debt only. On January 10, 2005 we refinanced our fixed rate debt with floating rate debt. As a result, changes in interest rates would not significantly affect the fair value of the debt. The terms of the Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness for borrowed money. In accordance with this requirement, we entered into an interest rate hedging agreement with respect to $250 million of our debt in April 2005.
      After completion of the refinancing, our outstanding floating rate debt totaled $500 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on the new floating rate debt remains constant over a year, a 100 basis point increase in the interest rate would increase pre-tax loss and decrease cash flow by $5 million.
      Hedging Policy. Leap’s policy is to maintain interest rate hedges when required by credit agreements. Leap does not currently engage in any hedging activities against foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Leap Wireless International, Inc.:
      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries (Successor Company) at December 31, 2004 and the results of their operations and their cash flows for the period from August 1, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of California confirmed the Company’s Fifth Amended Joint Plan of Reorganization (the “plan”) on October 22, 2003. Consummation of the plan terminated all rights and interests of equity security holders as provided for in the plan. The plan was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.
PricewaterhouseCoopers LLP
San Diego, California
May 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Leap Wireless International, Inc.:
      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries (Predecessor Company) at December 31, 2003 and the results of their operations and their cash flows for the period from January 1, 2004 to July 31, 2004, and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company and substantially all of its subsidiaries voluntarily filed a petition on April 13, 2003 with the United States Bankruptcy Court for the Southern District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.
PricewaterhouseCoopers LLP
San Diego, California
May 16, 2005

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$141,141	$84,070
Short-term investments	113,083	65,811
Restricted cash, cash equivalents and short-term investments	31,427	55,954
Funds distributed to Leap Creditor Trust (Note 1)	—	67,800
Inventories	25,816	17,680
Other current assets	35,144	39,145

Total current assets	346,611	330,460
Property and equipment, net	576,352	817,075
Wireless licenses, net	652,653	560,056
Goodwill	329,619	—
Other intangible assets, net	151,461	—
Other assets	33,786	49,252

Total assets	$2,090,482	$1,756,843

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$91,093	$64,485
Current maturities of long-term debt (Note 7)	40,373	74,112
Other current liabilities	72,741	54,923

Total current liabilities	204,207	193,520
Long-term debt (Note 7)	371,355	—
Other long-term liabilities	45,070	55,157

Total liabilities	620,632	248,677
Liabilities subject to compromise (Note 6)	—	2,401,522
Commitments and contingencies (Notes 1 and 11)
Stockholders’ equity (deficit):
Predecessor Company and Successor Company preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Predecessor Company common stock — authorized 300,000,000 shares, $.0001 par value; 58,704,224 shares issued and outstanding	—	6
Successor Company common stock — authorized 160,000,000 shares, $.0001 par value; 60,000,000 shares issued and outstanding	6	—
Additional paid-in capital	1,478,392	1,156,410
Unearned stock-based compensation	—	(421)
Accumulated deficit	(8,629)	(2,048,431)
Accumulated other comprehensive income (loss)	81	(920)

Total stockholders’ equity (deficit)	1,469,850	(893,356)

Total liabilities and stockholders’ equity (deficit)	$2,090,482	$1,756,843

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor
	Company	Predecessor Company

	Five Months	Seven Months
	Ended	Ended	Year Ended	Year Ended
	December 31,	July 31,	December 31,	December 31,
	2004	2004	2003	2002

		(As Restated)
		(See Note 2)
Revenues:
Service revenues	$285,647	$398,451	$643,566	$567,694
Equipment revenues	58,713	83,196	107,730	50,781

Total revenues	344,360	481,647	751,296	618,475

Operating expenses:
Cost of service (exclusive of items shown separately below)	(79,148)	(113,988)	(199,987)	(181,404)
Cost of equipment	(82,402)	(97,160)	(172,235)	(252,344)
Selling and marketing	(39,938)	(51,997)	(86,223)	(122,092)
General and administrative	(57,110)	(81,514)	(162,378)	(185,915)
Depreciation and amortization	(75,324)	(177,494)	(300,243)	(287,942)
Impairment of indefinite-lived intangible assets	—	—	(171,140)	(26,919)
Impairment of long-lived assets and related charges	—	(626)	(24,054)	(16,323)

Total operating expenses	(333,922)	(522,779)	(1,116,260)	(1,072,939)
Gains on sale of wireless licenses	—	532	4,589	364

Operating income (loss)	10,438	(40,600)	(360,375)	(454,100)
Interest income	1,812	—	779	6,345
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004 and $257.5 million for the year ended December 31, 2003)	(16,594)	(4,195)	(83,371)	(229,740)
Gain on sale of unconsolidated wireless operating company	—	—	—	39,518
Other income (expense), net	(117)	(293)	(176)	(3,001)

Loss before reorganization items and income taxes	(4,461)	(45,088)	(443,143)	(640,978)
Reorganization items, net	—	962,444	(146,242)	—

Income (loss) before income taxes	(4,461)	917,356	(589,385)	(640,978)
Income taxes	(4,168)	(4,166)	(8,052)	(23,821)

Net income (loss)	$(8,629)	$913,190	$(597,437)	$(664,799)

Basic and diluted net income (loss) per common share	$(0.14)	$15.58	$(10.19)	$(14.91)

Shares used in per share calculations:
Basic and diluted	60,000	58,623	58,604	44,591

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor
	Company	Predecessor Company

	Five Months	Seven Months
	Ended	Ended	Year Ended	Year Ended
	December 31,	July 31,	December 31,	December 31,
	2004	2004	2003	2002

		(As Restated)
		(See Note 2)
Operating activities:
Net income (loss)	$(8,629)	$913,190	$(597,437)	$(664,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,324	177,494	300,243	287,942
Gain on sale of unconsolidated wireless operating company	—	—	—	(39,518)
Equity in net loss of and write-down of investments in unconsolidated wireless operating company	—	—	166	—
Interest accrued to loans receivable and payable, net	16,021	4,166	82,010	194,761
Non-cash compensation	—	(805)	243	2,051
Gains on sale of wireless licenses	—	(532)	(4,589)	(364)
Reorganization items, net	—	(962,444)	146,242	—
Change in deferred tax liability	3,865	3,370	7,713	(22,772)
Long-lived asset impairment charge	—	626	24,054	16,323
Indefinite-lived intangible asset impairment charge	—	—	171,140	26,919
Other	—	—	—	993
Changes in assets and liabilities:
Inventories	8,923	(17,059)	12,723	14,935
Other assets	(22,247)	(5,343)	(5,910)	(5,675)
Accounts payable and accrued liabilities	(4,421)	4,761	24,575	(62,338)
Other liabilities	916	8,695	(1,611)	67,726

Net cash provided by (used in) operating activities before reorganization activities	69,752	126,119	159,562	(183,816)
Net cash used for reorganization activities	—	(5,496)	(115,129)	—

Net cash provided by (used in) operating activities	69,752	120,623	44,433	(183,816)

Investing activities:
Purchase of property and equipment	(43,941)	(33,241)	(44,671)	(102,181)
Refund of deposits for wireless licenses	—	—	—	84,731
Net proceeds from sale of wireless licenses	—	2,000	4,722	380
Net proceeds from sale of unconsolidated wireless operating company	—	—	—	38,069
Purchase of investments	(47,368)	(87,201)	(134,245)	(260,615)
Sale and maturity of investments	32,494	58,333	144,188	255,735
Restricted cash, cash equivalents and investments, net	12,537	9,810	(26,525)	15,345

Net cash provided by (used in) investing activities	(46,278)	(50,299)	(56,531)	31,464

Financing activities:
Proceeds from loans payable to banks and long-term debt	—	—	—	35,897
Repayment of loans payable to banks, notes payable and long-term debt	(36,727)	—	(4,742)	(20,178)
Issuance of common stock, net	—	—	50	463
Payment of debt financing costs	—	—	—	(5,949)

Net cash provided by (used in) financing activities	(36,727)	—	(4,692)	10,233

Net increase (decrease) in cash and cash equivalents	(13,253)	70,324	(16,790)	(142,119)
Cash and cash equivalents at beginning of period	154,394	84,070	100,860	242,979

Cash and cash equivalents at end of period	$141,141	$154,394	$84,070	$100,860

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional	Unearned		Comprehensive
			Paid-In	Stock-Based	Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

Predecessor Company balance at December 31, 2001	36,979,664	$4	$1,148,337	$(5,138)	$(786,195)	$1,432	$358,440
Components of comprehensive loss:
Net loss	—	—	—	—	(664,799)	—	(664,799)
Foreign currency translation adjustment	—	—	—	—	—	(1,449)	(1,449)
Net unrealized holding losses on investments	—	—	—	—	—	(1,174)	(1,174)

Total comprehensive loss	—	—	—	—	—	—	(667,422)

Issuance of common stock:
Arbitration award	21,020,431	2	8,658	—	—	—	8,660
Employee stock options and benefit plans	704,094	—	2,967	—	—	—	2,967
Unearned stock-based compensation	—	—	(3,583)	3,583	—	—	—
Amortization of stock-based compensation	—	—	—	569	—	—	569

Predecessor Company balance at December 31, 2002	58,704,189	6	1,156,379	(986)	(1,450,994)	(1,191)	(296,786)
Components of comprehensive loss:
Net loss	—	—	—	—	(597,437)	—	(597,437)
Net unrealized holding gains on investments	—	—	—	—	—	271	271

Total comprehensive loss	—	—	—	—	—	—	(597,166)

Issuance of common stock:
Stock issued to employees	35	—	—	—	—	—	—
Employee stock options and benefit plans	—	—	353	—	—	—	353
Unearned stock-based compensation	—	—	(322)	322	—	—	—
Amortization of stock-based compensation	—	—	—	243	—	—	243

Predecessor Company balance at December 31, 2003	58,704,224	6	1,156,410	(421)	(2,048,431)	(920)	(893,356)
Components of comprehensive income:
Net income, As Restated	—	—	—	—	913,190	—	913,190
Net unrealized holding gains on investments	—	—	—	—	—	47	47

Total comprehensive income, As Restated	—	—	—	—	—	—	913,237

Issuance of common stock:
Employee stock options and benefit plans	—	—	31	—	—	—	31
Unearned stock-based compensation	—	—	(1,205)	1,205	—	—	—
Amortization of stock-based compensation	—	—	—	(837)	—	—	(837)
Application of fresh-start reporting:
Elimination of Predecessor equity securities, As Restated	(58,704,224)	(6)	(1,155,236)	53	—	873	(1,154,316)
Issuance of Successor equity securities and fresh-start adjustments, As Restated	60,000,000	6	1,478,392	—	1,135,241	—	2,613,639

Successor Company balance at August 1, 2004	60,000,000	6	1,478,392	—	—	—	1,478,398
Components of comprehensive loss:
Net loss	—	—	—	—	(8,629)	—	(8,629)
Net unrealized holding gains on investments	—	—	—	—	—	81	81

Total comprehensive loss	—	—	—	—	—	—	(8,548)

Successor Company balance at December 31, 2004	60,000,000	$6	$1,478,392	$—	$(8,629)	$81	$1,469,850

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and its Emergence from Chapter 11
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States under the brand “Cricket®.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Cricket and its subsidiaries that operate Cricket’s wireless communications business are collectively referred to herein as the “Cricket Companies.” Leap and the Cricket Companies are collectively referred to herein as “the Company.” As of December 31 2004, the Company provided wireless service in 39 markets. As discussed in Note 3, references in these financial statements to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The Company believes that its existing cash and investments, anticipated cash flows from operations, and available credit facilities will be sufficient to meet its operating and capital requirements through the next 12 months.
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
      The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s outstanding indebtedness. On the Effective Date of the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date).
      The following is a summary of the material actions that occurred as of the Effective Date of the Plan of Reorganization:

•	A new board of directors of Leap was appointed.

•	All of the outstanding shares of Leap common stock, warrants and options were cancelled. The holders of Leap common stock, warrants and options did not receive any distributions under the Plan of Reorganization.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Leap issued 60 million shares of new Leap common stock for distribution to two classes of the Company’s creditors, as described below. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement.

•	The holders of Cricket’s senior secured vendor debt claims received, on a pro rata basis, 96.5% of the issued and outstanding shares of new Leap common stock, or an aggregate of 57.9 million shares, as well as new Cricket 13% senior secured pay-in-kind notes due 2011. The notes were guaranteed by Leap and its direct and indirect domestic subsidiaries and the notes were secured by all of their personal property and owned real property. As discussed in Note 15 of these consolidated financial statements, Cricket redeemed these notes in January 2005.

•	The Leap Creditor Trust, which was formed for the benefit of Leap’s general unsecured creditors as contemplated by the Plan of Reorganization, received 3.5% of the issued and outstanding shares of new Leap common stock, or 2.1 million shares, for distribution to holders of allowed Leap general unsecured claims on a pro rata basis. Leap also transferred other assets as specified in the Plan of Reorganization, which were to be liquidated by the Leap Creditor Trust, with the cash proceeds from such liquidation to be distributed to the holders of allowed Leap general unsecured claims. These other assets included a $35 million note receivable from Endesa, S.A., currently in litigation in Chile, nine wireless licenses with a net book value of approximately $1.1 million at August 16, 2004, Leap’s equity interest in IAT Communications, Inc. which had no carrying value at August 16, 2004, certain causes of action, and approximately $2.3 million of cash. Prior to August 16, 2004, Leap had transferred $68.8 million of funds to the Leap Creditor Trust to be distributed to holders of allowed Leap general unsecured claims.

•	Certain executory contracts and unexpired leases were assumed by the reorganized debtors, with reorganized Cricket responsible for paying the cure amounts associated with such contracts and leases.

•	The holders of general unsecured claims against Cricket and Leap’s other direct and indirect subsidiaries received no distributions under the Plan of Reorganization.

•	All of the debtors’ pre-petition indebtedness, other than indebtedness owed to the FCC, was cancelled in full, including approximately $1.6 billion net book value of debt outstanding under Cricket’s senior secured vendor credit facilities and approximately $738.2 million net book value of debt outstanding under Leap’s 12.5% senior notes (“Senior Notes”), 14.5% senior discount notes (“Senior Discount Notes”), note payable to GLH, Inc. (“GLH”) and Qualcomm term loan.

•	The Company paid the FCC approximately $36.7 million of unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of the Company’s FCC debt, and approximately $278,000 of unjust enrichment penalties. The Company agreed to repay the approximately $40 million remaining outstanding principal amount of FCC debt, plus accrued interest, in installments scheduled for April and July 2005. As discussed in Note 15 of these consolidated financial statements, the Company repaid the remaining FCC debt in January 2005.

•	Leap entered into a Registration Rights Agreement with Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) and MHR Institutional Partners II LP and MHR Institutional Partners IIA LP (beneficial shareholders of Leap and affiliates of Dr. Mark H. Rachesky, a director of Leap) pursuant to which Leap granted demand registration rights to such entities and agreed to prepare and file a resale shelf registration statement relating to the shares of new Leap common stock received by such entities under the Plan of Reorganization.
      Also, on the Effective Date of the Plan of Reorganization, Leap, Cricket and their subsidiaries implemented certain restructuring transactions intended to streamline their corporate structure. As a result,

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leap owns 100% of the issued and outstanding shares of reorganized Cricket and certain other reorganized subsidiaries, and Cricket owns 100% of the issued and outstanding shares of each of the reorganized wireless license holding companies and the reorganized property holding companies.
      Cash held in reserve by Leap immediately prior to the Effective Date of the Plan of Reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap will be distributed to the Leap Creditor Trust. At December 31, 2004, approximately $9.6 million remained in reserve by Leap and was included in restricted cash. On the same date, Cricket had restricted cash and cash equivalents of $20.8 million that included funds set aside or pledged to satisfy payments and administrative and priority claims against the Cricket Companies following their emergence from bankruptcy, and cash restricted for other purposes.
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
      In accordance with SOP 90-7, changes in accounting principles required to be adopted under accounting principles generally accepted in the United States within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. However, there were none that had a significant effect on the Company’s financial statements as of the date of emergence.

Note 2.	Summary of Significant Accounting Policies
Restatement of Previously Reported Unaudited Interim Consolidated Financial Information
Restatement adjustments relating to the Predecessor Company as of July 31, 2004, the date of adoption of fresh-start reporting, and for the one and seven month periods then ended:
      In connection with the Company’s emergence from bankruptcy and adoption of fresh-start reporting, the Company overstated its liabilities by a net amount of $4.9 million as of July 31, 2004. The adjustments necessary to correct these overstatements include: reversing $3.0 million related to the inadvertent duplicate recording of liabilities to certain creditors upon recording the effect of the Plan of Reorganization; recording the discharge through the Chapter 11 proceeding of $1.7 million of vendor obligations; reducing deferred revenue by $3.5 million to its fair value as of the fresh-start date, an adjustment to correct errors arising from inadequate account reconciliation procedures; and reducing $4.8 million of deferred rent liability to $0 as required by fresh-start reporting. The two following additional adjustments partially offset the impact of these items. In connection with a review of the Company’s leases, management determined that incorrect assumptions, principally related to the expected remediation date, were used to estimate and record the liability for future asset retirement obligations, resulting in a $7.9 million understatement of the liability as of July 31, 2004. Management also determined that the deferred income tax liability associated with wireless licenses revalued upon the adoption of fresh-start reporting was understated by $0.2 million. The per share effects of each of the above adjustments were not material.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The impact of the above adjustments required to correct the errors in the Predecessor Company consolidated financial statements as of and for the seven month period ended July 31, 2004 was as follows (in thousands):

	As of July 31, 2004

	Previously
	Reported	As Restated

	(Unaudited)
Consolidated Balance Sheet Data:
Goodwill and other intangible assets	$500,548	$495,619
Accounts payable and accrued liabilities	$99,168	$95,314
Other current liabilities	$84,811	$74,601
Other long-term liabilities	$14,440	$23,577

	Seven Months Ended
	July 31, 2004

	Previously
	Reported	As Restated

	(Unaudited)
Consolidated Statement of Operations Data:
Reorganization gain, net	$957,516	$962,444
Net income	$908,262	$913,190
Basic and diluted net income per common share	$15.49	$15.58
      The impact of the above adjustments required to correct the errors relating to the unaudited interim financial information of the Predecessor Company presented in Note 16, Quarterly Financial Data, for the one month period ended July 31, 2004 was as follows (in thousands):

	One Month Ended
	July 31, 2004

	Previously
	Reported	As Restated

	(Unaudited)	(Unaudited)
Revenues	$69,124	$69,124
Operating loss	$(3,335)	$(3,335)
Net income	$954,437	$959,365
Basic and diluted net income per common share	$16.28	$16.36
Restatement adjustments relating to the Successor Company’s results of operations for the two month unaudited interim period ended September 30, 2004:
      During the course of the Company’s bankruptcy, the Company amended certain leases. For such leases, as well as new and renewed leases, the Company re-assessed the lease term and lease classification. As a result, the terms of certain leases were revised for accounting purposes, and the related rent expense, which is reflected in cost of service, was increased by $0.4 million for the two months ended September 30, 2004 to give effect to previously unrecognized rent expense arising in connection with fixed rent escalation provisions over the applicable lease term. In addition, an adjustment of $0.1 million was recorded to cost of service for the two month period ended September 30, 2004 relating to an increase in the asset retirement obligation from July 31, 2004.
      In preparing for its annual audit, the Company also identified other errors in the previously reported unaudited interim financial information for the two months ended September 30, 2004. These errors resulted from inadequate account reconciliation procedures and led to the understatement of service revenue by

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$0.9 million, the understatement of equipment revenue by $0.3 million and the understatement of realized investment gains by $0.3 million. The Company also recorded additional income tax expense of $0.4 million for the two months ended September 30, 2004 relating to the above adjustments. The per share effects of each of the above adjustments were not material.
      The impact of the above adjustments required to correct the errors relating to the unaudited interim financial information of the Successor Company presented in Note 16, Quarterly Financial Data, for the two month period ended September 30, 2004 was as follows (in thousands):

	Two Months Ended
	September 30, 2004

	Previously
	Reported	As Restated

	(Unaudited)	(Unaudited)
Revenues	$136,586	$137,783
Operating income	$4,882	$5,504
Net loss	$(2,572)	$(1,982)
Basic and diluted net loss per common share	$(0.04)	$(0.03)
Principles of Consolidation
      The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
      While in bankruptcy, the Company continued to present the financial statements of Leap and its wholly owned subsidiaries on a consolidated basis because: (i) Leap and each of its subsidiaries that had filed for bankruptcy continued to manage its properties and operate its business as a debtor-in-possession; (ii) management expected, and the Plan of Reorganization contemplated, that Leap would remain the ultimate parent of each of its subsidiaries (other than two subsidiaries whose stock was pledged as collateral for the GLH note and the Qualcomm term loan, respectively); (iii) Leap had the power to elect or cause the election of the Board of Directors of each of its subsidiaries during the course of the bankruptcy; and (iv) except for assets that were to be transferred to the Leap Creditor Trust, management expected that Leap and its subsidiaries would retain substantially all of their assets through the date of the Company’s emergence from bankruptcy.
Use of Estimates in Financial Statement Preparation
      The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
Reorganization Items
      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 reorganization and are presented separately in the Predecessor Company’s consolidated statements of operations.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table summarizes the components of reorganization items, net, in the Predecessor Company’s consolidated statements of operations (in thousands):

	Predecessor Company

	Seven Months
	Ended	Year Ended
	July 31,	December 31,
	2004	2003

	(As Restated)
Professional fees	$(5,005)	$(12,073)
Gain on settlement of liabilities	2,500	36,954
Adjustment of liabilities to allowed amounts	(360)	(174,063)
Post-petition interest income	1,436	2,940
Net gain on discharge of liabilities and the net effect from application of fresh-start accounting	963,873	—

Total reorganization items, net	$962,444	$(146,242)

Revenues and Cost of Revenues
      Cricket’s business revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Because the Company does not require any of its customers to sign long-term service commitments or submit to a credit check, some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Accordingly, service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, the Company began allocating activation fees to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the five months ended December 31, 2004 and the seven months ended July 31, 2004 totaled $7.1 million and $11.8 million, respectively. Activation fees included in equipment revenues for the year ended December 31, 2003 totaled $9.6 million. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.
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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns of handsets and accessories have historically been insignificant.
Cash and Cash Equivalents
      The Company considers all highly liquid investments with maturity at the time of purchase of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, short-term U.S. Treasury securities, obligations of U.S. Government agencies and other securities such as prime-rated short-term commercial paper and investment grade corporate fixed-income securities. The Company has not experienced any significant losses on its cash and cash equivalents.
Investments
      Short-term investments consists of highly liquid fixed-income investments with an original maturity of greater than three months such as U.S. Treasury securities, obligations of U.S. Government agencies, and other securities such as prime-rated commercial paper and investment grade corporate fixed-income securities.
      Restricted cash, cash equivalents and short-term investments consist primarily of amounts that the Company has set aside to satisfy allowed administrative claims and allowed priority claims against the Company through the Effective Date of the Plan of Reorganization and investments in money market accounts or certificates of deposit that have been pledged to secure operating obligations.
      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for its investments in marketable securities. Investments are classified as available-for-sale and stated at fair value as determined by the most recently traded price of each security at each balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on debt and equity securities. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.
Inventories
      Inventories consist of handsets and accessories not yet placed into service and units designated for the replacement of damaged customer handsets, and are stated at the lower of cost or market using the first-in, first-out method.
Investments in Unconsolidated Wireless Operating Companies
      For certain foreign investments in corporate entities held until divested in 2002, the Company used the equity method when it exercised significant influence but did not control the entity. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee, limited to the extent of the Company’s investment in, advances to and financial guarantees for the investee. Such earnings or losses of the Company’s investees were adjusted to reflect the amortization of any differences between the carrying value of the investment and the Company’s equity in the net assets of the investee.
Property and Equipment
      Property and equipment are initially recorded at cost. Additions and improvements, including certain labor costs, are capitalized, while expenditures that do not enhance the asset or extend its useful life are

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
      Upon emergence from Chapter 11 and adoption of fresh-start reporting, the Company re-assessed the carrying values and useful lives of its property and equipment. As a result of this re-assessment, which included a review of the Company’s historical usage of and expected future service from existing property and equipment, and a review of industry averages for similar property and equipment, the Company changed the depreciable lives for certain network equipment assets. These network equipment assets that were previously depreciated over periods ranging from two to five years are now depreciated over periods ranging from three to fifteen years. As a result of this change, depreciation expense and net loss were reduced by approximately $51.3 million, or $0.86 per share, for the five months ended December 31, 2004 compared to what they would have been if the useful lives had not been revised. The estimated useful lives for the Company’s other property and equipment, which have remained unchanged, are three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Property and equipment to be disposed of by sale or exchange is carried at the lower of carrying value or fair value less costs to sell.
      The following table summarizes the depreciable lives for network equipment (in years):

			Average
	Prior	Revised	Remaining Life
	Depreciable Life	Depreciable Life	at July 31, 2004

Network equipment:
Switches	5	10	6.8
Switch power equipment	5	15	11.8
Cell site equipment, and site acquisitions and improvements	5	7	3.8
Towers	5	15	11.8
Antennae	2	3	1.8
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
      In connection with the adoption of fresh-start reporting, the Company reduced the carrying value of property and equipment to its estimated fair market value.
Internal Use Software
      Costs associated with the acquisition or development of software for internal use are capitalized and amortized using the straight-line method over the expected useful life of the software, which ranges from three to five years.
Wireless Licenses
      Wireless licenses are initially recorded at cost. The Company determined that its wireless licenses met the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions required by the FCC. Therefore, upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
wireless license costs. Wireless licenses to be disposed of by sale or exchange are carried at the lower of carrying value or fair value less costs to sell. At December 31, 2004 and 2003, wireless licenses to be disposed of by sale or exchange were not significant.
      In connection with the adoption of fresh-start reporting, the Company increased the carrying value of wireless licenses to their estimated fair market values.
Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible net assets recorded in connection with fresh-start accounting. Other intangible assets were recorded upon adoption of fresh-start accounting and consist of trademarks, which are being amortized on a straight-line basis over their estimated useful lives of fourteen years, and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives of four years.
Impairment of Indefinite-Lived Intangible Assets
      In accordance with SFAS No. 142, the Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Successor Company has chosen to conduct its annual test for impairment during the third quarter of each year. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. Estimates of fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
      Due to a decline in the value of the Company’s wireless licenses, it recorded an impairment charge of $171.1 million during the year ended December 31, 2003 to reduce the carrying value of its wireless licenses to their estimated fair value. Management estimated the fair value of the Company’s wireless licenses based on the information available to it, including a valuation report prepared by a third-party consultant in connection with the confirmation hearing for the Company’s Plan of Reorganization.
      In developing its valuation, the firm the Company engaged utilized a market-based approach. The firm considered then-current market conditions, including information on recently announced wireless license sale transactions, the strategic significance of the Company’s wireless licenses to potential acquirers, the size of the markets covered by the Company’s wireless licenses, the amount of spectrum included in each wireless license and the availability of spectrum from other sellers in the markets covered by such wireless licenses. The firm’s valuation assumed that the Company’s licenses would be sold in an orderly manner between a willing seller and a willing buyer rather than in a liquidation or forced sale scenario.
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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      During the year ended December 31, 2002, the Company also recorded an impairment charge of $26.9 million to its then remaining goodwill balance. The goodwill related to the Company’s June 2000 acquisition of the remaining interest in Cricket Communications Holdings that it did not already own.
      The Company previously adopted EITF Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” EITF Issue No. 02-07 requires that separately recorded indefinite-lived intangible assets be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Management concluded that the Company’s wireless licenses in its operating markets should be combined into a single unit of accounting because these wireless licenses as a group represent the highest and best use of the assets, and that the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors.
Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss may be required to be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or group of such assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.
      During the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $0.6 million, $24.1 million and $16.3 million, respectively, related to the disposal of certain network assets, capitalized costs and related charges associated with cell sites that the Company no longer expects to use in its business.
Operating Leases
      The Company accounts for its operating leases in accordance with SFAS No. 13 and FASB Technical Bulletin No. 85-3. Rent expense is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent included in other current liabilities in the consolidated balance sheets.
Debt Discount and Deferred Financing Costs
      Debt discount and deferred financing costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. During the year ended December 31, 2003, the Company ceased amortizing debt discounts and deferred financing costs related to debt in default subject to compromise and expensed the remaining unamortized debt discounts and debt issuance costs totaling $174.1 million related to debt in default, subject to compromise.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising and Promotion Costs
      Advertising and promotion costs are expensed as incurred. Advertising costs totaled $13.4 million for the five months ended December 31, 2004, $12.5 million for the seven months ended July 31, 2004 and $29.6 million and $57.0 million, respectively, for the years ended December 31, 2003 and 2002.
Stock-based Compensation
      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. Stock-based compensation is amortized over the related vesting periods of the stock awards using an accelerated method. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. For the period from August 1, 2004 through December 31, 2004, no stock-based compensation awards were outstanding.
      The following table shows the effects on net income (loss) and income (loss) per share as if the Predecessor Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Predecessor Company

	Seven Months
	Ended	Year Ended	Year Ended
	July 31,	December 31,	December 31,
	2004	2003	2002

	(As Restated)
Net income (loss):
As reported	$913,190	$(597,437)	$(664,799)
Add back stock-based compensation expense (benefit) included in net income (loss)	(837)	243	569
Less pro forma compensation (expense) benefit, net	6,209	(10,805)	(17,280)

Pro forma net income (loss)	$918,562	$(607,999)	$(681,510)

Basic and diluted net income (loss) per common share:
As reported	$15.58	$(10.19)	$(14.91)

Pro forma	$15.67	$(10.37)	$(15.28)

Income Taxes
      Current income tax benefit (expense) is the amount expected to be receivable (payable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized. Tax rate changes are reflected in income in the period such changes are enacted.
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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R requires that a company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). No compensation expense is recognized for the cost of equity-based awards for which employees do not render the requisite service. A company will initially measure the cost of each liability based service award based on the award’s current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation expense over that period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity-based award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Adoption of SFAS No. 123R is required for the Company’s first quarter beginning January 1, 2006. The Company has not yet determined the impact that the adoption of SFAS No. 123R will have on its consolidated financial position or its results of operations.
      On December 15, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” and amended Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). Adoption of SFAS No. 153 is required for nonmonetary asset exchanges occurring in the third quarter beginning July 1, 2005. The Company has not yet determined the impact that the adoption of SFAS No. 153 will have on its consolidated financial position or its results of operations.
      In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure provisions of EITF Issue No. 03-01 in its annual financial statements for the fiscal year ended December 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s consolidated financial position or its results of operations.
Note 3.     Fresh-Start Reporting
      The Company has adopted the fresh-start accounting provisions of SOP 90-7. Under SOP 90-7, the Company was required to apply fresh-start reporting because (i) the reorganization value of the assets of the Company immediately before the date of confirmation was less than the sum of all the allowed claims and post petition liabilities, and (ii) holders of Leap’s common shares immediately before the Bankruptcy Court confirmed the Company’s Plan of Reorganization received less than fifty percent of the common stock issued by Leap on the date it emerged from bankruptcy. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004 and the Plan of Reorganization became effective on

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
August 16, 2004. In light of the proximity of August 5, 2004 to the month ended July 31, 2004 and the immateriality of the results of operations for the period from August 1, 2004 through August 5, 2004, the Company recorded the effects of the consummation of the Plan of Reorganization as well as adjustments for fresh-start reporting in the Company’s consolidated financial statements as of July 31, 2004. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these financial statements, the term “Company” refers to the Predecessor Company and its operations for periods on or prior to July 31, 2004, and refers to the Successor Company and its operations for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Company after July 31, 2004 are not comparable in many respects to the Company’s financial statements for prior periods.
      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. Consistent with fresh-start reporting, enterprise value (i.e., debt plus equity) may be used to calculate the reorganization value of the Company. The Company engaged a third party valuation consultant to assist the Company in estimating the Company’s enterprise value as of July 31, 2004. In formulating its estimate, the valuation consultant reviewed information about the Company and conducted a discounted cash flow analysis using projected financial information supplied by the Company and an analysis of the market value and trading multiples of selected publicly-held companies in lines of business similar to the Company’s business. The valuation consultant estimated that the Company’s enterprise value at July 31, 2004 was between $1.9 billion and $2.2 billion. The Company selected the mid-point of the range, $2.05 billion, to represent management’s best estimate of the Company’s enterprise value for purposes of SOP 90-7. The Company then adjusted the enterprise value for cash in excess of that necessary for normal operations and for the value of non-debt operating liabilities, each as of the date of adoption of fresh-start reporting, to determine that the reorganization value of the Successor Company’s assets was approximately $2.1 billion.
      The Company engaged valuation firms to provide management with information that management utilized in determining the fair market value of the Company’s network assets and wireless licenses, and the fair value of the Company’s trademarks, and customer relationships and to evaluate other potential intangible assets. Management used such information in connection with the allocation process described below.
      In implementing fresh-start reporting, the Company allocated its reorganization value to its assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.
      The adjustments to the Predecessor Company’s consolidated balance sheet at July 31, 2004 resulting from the application of fresh-start accounting are summarized below. The summary should be reviewed in

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
conjunction with the Company’s consolidated financial statements and corresponding notes contained elsewhere in this report (in thousands):

	Predecessor				Successor
	Company				Company
		Reorganization		Fresh-Start
	July 31, 2004	Adjustments		Adjustments	July 31, 2004

		(As Restated)		(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$152,742	$1,652	[a]	$—	$154,394
Short-term investments	94,741	—		—	94,741
Restricted cash, cash equivalents and short-term investments	48,655	(1,652)[a]		—	47,003
Funds distributed to Leap Creditor Trust	68,790	(68,790)[a]		—	—
Inventories	34,739	—		—	34,739
Other current assets	36,235	(1,464)[a]		(1,377)[e]	33,394

Total current assets	435,902	(70,254)		(1,377)	364,271
Property and equipment, net	675,347	—		(82,352)[e]	592,995
Wireless licenses, net	558,913	(1,100)[a]		94,791 [e]	652,604
Goodwill	—	—		329,619 [e]	329,619
Other intangible assets	—	—		166,000 [e]	166,000
Other assets	52,998	(36,400)[a]		(14)[e]	16,584

Total assets	$1,723,160	$(107,754)		$506,667	$2,122,073

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$69,140	$27,898	[b]	$(1,724)[e]	$95,314
Current maturities of long-term debt	74,799	(4)[b]		2,638 [e]	77,433
Other current liabilities	66,584	14,403	[b]	(6,386)[e]	74,601

Total current liabilities	210,523	42,297		(5,472)	247,348
Long-term debt	—	372,750	[c]	—	372,750
Other long-term liabilities	59,052	1,094	[b]	(36,569)[e]	23,577

Total liabilities	269,575	416,141		(42,041)	643,675
Liabilities subject to compromise	2,398,230	(2,398,230)[b]		—	—
Stockholders’ equity (deficit):
Common stock	6	—	[d]	—	6
Additional paid-in capital	1,155,236	909,689	[d]	(586,533)[e]	1,478,392
Unearned stock-based compensation	(53)	53	[d]	—	—
Accumulated deficit	(2,098,961)	963,720	a-d	1,135,241 [e]	—
Accumulated other comprehensive loss	(873)	873	[d]	—	—

Total stockholders’ equity (deficit)	(944,645)	1,874,335		548,708	1,478,398

Total liabilities and stockholders’ equity (deficit)	$1,723,160	$(107,754)		$506,667	$2,122,073

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Adjustments reflected in the condensed consolidated balance sheet above are as follows:

(a)	To record the transfer of Leap assets to the Leap Creditor Trust.

(b)	To record the assumption or discharge of liabilities subject to compromise and the cancellation of Predecessor Company debt and other liabilities compromised pursuant to the Plan of Reorganization.

(c)	To record the issuance of new senior secured pay-in-kind notes, in accordance with the Plan of Reorganization.

(d)	To record the cancellation of the old common stock and other equity and the issuance of new common stock and warrants in accordance with the Plan of Reorganization.

(e)	To adjust the carrying value of assets, liabilities and stockholders’ deficit to fair value, in accordance with fresh-start reporting, and record goodwill and other intangible assets for the reorganization value in excess of net assets.
      The fair values of goodwill and intangible assets reported in the Successor Company’s consolidated balance sheet were estimated based upon the Company’s estimates of future cash flows and other factors including discount rates. If these estimates or the assumptions underlying these estimates change in the future, the Company may be required to record impairment charges. In addition, a permanent and sustained decline in the market value of the Company’s outstanding common stock below the Company’s enterprise value less debt could also result in the requirement to recognize impairment charges in future periods.
Note 4. Financial Instruments
Investments
      Investments consisted of the following (in thousands):

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2004	2003

Short-term Investments:
Commercial paper	$—	$1,130
Mutual funds	3,033	—
U.S. government or government agency securities	110,050	64,681

	$113,083	$65,811

Restricted Cash, Cash Equivalents and Short-term Investments:
Bank deposits	$1,150	$1,773
Cash, cash equivalents and short-term investments restricted pursuant to Plan of Reorganization	24,680	40,440
U.S. government or government agency securities restricted pursuant to the Plan of Reorganization	4,531	3,386
Money market funds	1,066	10,355

	$31,427	$55,954

      As of December 31, 2004 and 2003, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year, classified as available for sale.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Available-for-sale securities were comprised as follows at December 31, 2004 and 2003 (in thousands):

		Unrealized	Unrealized
Successor Company	Cost	Gain	Loss	Fair Value

2004
Mutual funds	$2,944	$89	$—	$3,033
U.S. government or government agency securities	110,063	—	(13)	110,050
U.S. government or government agency restricted pursuant to the Plan of Reorganization	4,534	—	(3)	4,531

	$117,541	$89	$(16)	$117,614

		Unrealized	Unrealized
Predecessor Company	Cost	Gain	Loss	Fair Value

2003
Commercial paper	$1,170	$—	$(40)	$1,130
U.S. government or government agency securities	64,805	209	(333)	64,681
U.S. government or government agency restricted pursuant to the Plan of Reorganization	3,394	3	(11)	3,386

	$69,369	$212	$(384)	$69,197

Fair Value of Financial Instruments
      The carrying values of certain of the Company’s financial instruments, including cash equivalents and short-term investments, accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. Cricket’s 13% senior secured credit facilities had a carrying value, which approximates its fair value, of $371.4 million as of December 31, 2004. Loans payable to the U.S. government carry fixed rates of interest and the carrying value approximates the fair value.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Supplementary Financial Information
Supplementary Balance Sheet Information (in thousands):

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2004	2003

Property and equipment, net:
Network equipment	$599,598	$1,385,919
Computer equipment and other	26,285	100,031
Construction-in-progress	11,383	24,723

	637,266	1,510,673
Accumulated depreciation	(60,914)	(693,598)

	$576,352	$817,075

Accounts payable and accrued liabilities:
Trade accounts payable	$35,184	$15,300
Accrued payroll and related benefits	13,579	9,358
Other accrued liabilities	42,330	39,827

	$91,093	$64,485

Other current liabilities:
Accrued taxes	$49,860	$21,718
Deferred revenue	18,145	23,532
Accrued interest	1,025	4,502
Other	3,711	5,171

	$72,741	$54,923

Supplementary Information for Other Intangible Assets (in thousands):

Successor
Company

December 31,
2004

Other intangible assets, net:
Customer relationships	$129,000
Trademarks	37,000

166,000
Accumulated amortization customer relationships	(13,438)
Accumulated amortization trademarks	(1,101)

$151,461

      Amortization expense for the five months ended December 31, 2004 was $14.5 million. Estimated amortization expense for intangible assets for 2005 through 2009 is $34.9 million, $34.9 million, $34.9 million, $21.5 million and $2.6 million, respectively, and $22.7 million thereafter.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplementary Cash Flow Information (in thousands):

	Successor
	Company	Predecessor Company

	Five Months	Seven Months	Year Ended
	Ended	Ended	December 31,
	December 31,	July 31,
	2004	2004	2003	2002

Supplementary disclosure of cash flow information:
Cash paid for interest	$8,227	$—	$18,168	$36,006
Cash paid for income taxes	240	76	372	774
Cash provided by (paid for) reorganization activities:
Payments to Leap Creditor Trust	—	(990)	(67,800)	—
Payments for professional fees	—	(7,975)	(9,864)	—
Cure payments	—	1,984	(40,405)	—
Interest income	—	1,485	2,940	—
Supplementary disclosure of non-cash investing and financing activities:
Long-term financing to purchase equipment	—	—	—	177,390
Issuance of common stock related to purchase price adjustment for wireless licenses (Note 12)	—	—	—	8,660
Deferred income tax liabilities on purchase of wireless licenses	—	—	—	3,690
Supplementary Basic and Diluted Net Income (Loss) per Common Share Information:
      The weighted average number of shares outstanding were the same for the calculation of basic net earnings (loss) per common share and diluted net earnings (loss) per common share for all periods presented in the statement of operations. The following shares were not included in the computation of diluted net earnings (loss) per share as their effect would be antidilutive (in thousands):

	Successor
	Company	Predecessor Company

	Five Months	Seven Months	Year Ended
	Ended	Ended	December 31,
	December 31,	July 31,
	2004	2004	2003	2002

Employee stock options	—	5,312	6,935	8,402
Non-vested restricted stock	—	76	86	—
Senior Note and Senior Discount Note warrants	—	2,830	2,830	2,830
Qualcomm warrant	—	3,375	3,375	3,375
Warrant to Chase Telecommunications Holdings	—	95	95	95
Warrant to MCG	600	—	—	—
      Pursuant to the Plan of Reorganization, all outstanding options and warrants to purchase Leap common stock were cancelled in connection with the cancellation of the Predecessor Company’s common stock as of the Effective Date of the Plan of Reorganization.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Liabilities Subject to Compromise
      Liabilities subject to compromise refer to liabilities of the Predecessor Company incurred prior to the Petition Date that are with unrelated parties. Substantially all of the Predecessor Company’s pre-petition liabilities, other than principal and interest payable to the FCC, have been classified as liabilities subject to compromise in the Predecessor Company’s consolidated balance sheet. Adjustments to liabilities subject to compromise resulted from negotiations, actions of the Bankruptcy Court, rejection of certain executory contracts and certain unexpired leases, implementation of the Plan of Reorganization, or other events.
      The following table summarizes the components of liabilities subject to compromise in the Predecessor Company’s consolidated balance sheet (in thousands):

Predecessor
Company

December 31,
2003

Accounts payable and accrued liabilities	$18,590
Debt in default subject to compromise	2,357,484
Other current liabilities	15,675
Other long-term liabilities	9,773

Total liabilities subject to compromise	$2,401,522

Note 7.	Debt
Senior Secured Pay-in-Kind Notes Issued Under Plan of Reorganization
      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. As of December 31, 2004, the carrying value of the notes was $371.4 million. As noted below, in January 2005, Cricket entered into a new Credit Agreement and a portion of the proceeds from the term loan facility under the Credit Agreement was used to redeem Cricket’s 13% senior secured pay-in-kind notes. The pay-in-kind notes were scheduled to mature on August 16, 2011, the seventh anniversary of the Effective Date of the Plan of Reorganization. The notes bore interest at 13% per annum. Interest on the notes was payable semi-annually in February and August.
      The notes were secured by all of the personal property and owned real property of Leap and its direct and indirect subsidiaries and by all of the stock of Leap’s direct and indirect subsidiaries. The notes were guaranteed by Leap and all of its direct and indirect subsidiaries (other than Cricket which was the primary obligor under the notes).
U.S. Government Financing
      The balance in current maturities of long-term debt at December 31, 2003 consisted entirely of debt obligations to the FCC of $74.1 million (net of a $2.6 million discount) incurred as part of the purchase price for wireless licenses. The original terms of the notes included interest rates generally ranging from 6.25% to 7.0% per annum (9.75% per annum on the note associated with the Denver license) and quarterly principal and interest payments until the originally scheduled maturities ranging from September 2006 to June 2007.
      The Company classified the principal and interest balances outstanding under its U.S. government financing as a short-term obligation as of December 31, 2003 as a result of the Company’s Chapter 11 filings, which constituted an event of default of the underlying notes. Payments of principal and interest under the Company’s U.S. government financing were stayed during the pendency of the Chapter 11 proceedings.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      In its order approving the change of control of the Company’s wireless licenses, the FCC denied Leap’s request for a waiver of certain FCC regulations relating to Leap’s status as a “small business” or “very small business,” and determined that Leap would not be a “small business” or “very small business” following its emergence from bankruptcy. Pursuant to the Plan of Reorganization and a settlement agreement between Cricket, certain license subsidiaries and the FCC, the Company paid the FCC, on the Effective Date of the Plan of Reorganization, approximately $36.7 million for unpaid principal and approximately $8.3 million of accrued interest in connection with the reinstatement of its FCC debt, and approximately $278,000 of unjust enrichment penalties. The FCC’s order and settlement agreement also required the applicable license subsidiaries to repay approximately $40 million in principal amount that remained outstanding on the Effective Date, plus accrued interest, to the FCC in installments scheduled for April and July 2005. The Company also agreed in the settlement agreement to use reasonable efforts to complete a refinancing on or prior to January 31, 2005 generating net proceeds sufficient to redeem the 13% senior secured pay-in-kind notes that Cricket issued upon emergence from bankruptcy and to repay the Company’s remaining indebtedness to the FCC. The remaining obligation to the FCC was secured by the wireless licenses that were originally purchased with installment payment financing from the FCC. The Company repaid the remaining FCC debt in January 2005.
New Credit Agreement
      As described in Note 15, the Company entered into two credit facilities under a new senior secured credit agreement on January 10, 2005 which consists of a term loan and a revolving credit facility. A portion of the proceeds from the term loan borrowing was used by the Company to redeem Cricket’s $350 million of 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal and accrued interest owed to the FCC, and to pay transaction fees and expenses.
Debt in Default Subject to Compromise
      Predecessor Company debt in default subject to compromise, which is included in liabilities subject to compromise at December 31, 2003, is summarized as follows (in thousands):

Predecessor
Company

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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Income Taxes
      The components of the Company’s income tax provision are summarized as follows (in thousands):

	Successor
	Company	Predecessor Company

	Five Months	Seven Months	Year Ended
	Ended	Ended	December 31,
	December 31,	July 31,
	2004	2004	2003	2002

		(As Restated)
Current provision:
Federal	$—	$—	$—	$(618)
State	302	13	337	20
Foreign	—	—	—	1,647

	302	13	337	1,049

Deferred provision:
Federal	3,468	3,725	6,920	20,337
State	398	428	795	2,435

	3,866	4,153	7,715	22,772

	$4,168	$4,166	$8,052	$23,821

      A reconciliation of the amount computed by applying the statutory federal income tax rate to the income tax provision is summarized as follows (in thousands):

	Successor
	Company	Predecessor Company

	Five Months	Seven Months
	Ended	Ended	Year Ended December 31,
	December 31,	July 31,
	2004	2004	2003	2002

		(As Restated)
Amounts computed at statutory federal rate	$(1,561)	$321,075	$(206,285)	$(224,001)
Loss on sale of foreign investee	—	—	—	(42,697)
State income tax, net of federal benefit	455	287	736	1,596
Foreign income tax benefit	—	—	—	1,647
Goodwill impairment	—	—	—	9,422
Non-deductible expenses	1,573	175	7,050	1,419
Gain on reorganization and adoption of fresh-start reporting	—	(337,422)	—	—
Other	—	—	15,134	118
Change in valuation allowance	3,701	20,051	191,417	276,317

	$4,168	$4,166	$8,052	$23,821

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$189,271	$666,427
Capital loss carryforwards	29,533	32,041
Goodwill	—	15,424
Debt discounts and issue costs	13,434	91,087
Deferred charges	4,250	16,845
Reserves and allowances	11,100	273
Property and equipment	19,559	—
Other	37,352	966

Gross deferred tax assets	304,499	823,063
Valuation allowance	(245,399)	(779,135)
Deferred tax liabilities:
Wireless licenses	(15,281)	(58,752)
Property and equipment	—	(40,333)
Intangible assets	(59,100)	—

Net deferred tax liability	$(15,281)	$(55,157)

      The Company’s net deferred tax assets at December 31, 2004 are subject to a full valuation allowance. Pursuant to SOP 90-7, future decreases in the valuation allowance will be accounted for as a reduction in goodwill. Management has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses.
      In August 2002, Leap issued 21,020,431 shares of common stock to MCG PCS, Inc. (“MCG”) pursuant to a binding arbitration award. The Company’s issuance of these shares caused an “ownership change” as defined under Internal Revenue Code Section 382. Accordingly, the Company’s ability to utilize its net operating loss and capital loss carryforwards is subject to an annual limitation. In connection with the Company’s emergence from bankruptcy, there was a significant reduction of its outstanding indebtedness and an additional ownership change. As a result, the Company realized cancellation of indebtedness income of approximately $232 million which reduced its NOLs. The additional ownership change further limits the Company’s ability to utilize its net operating losses and capital loss carryforwards. At December 31, 2004, the Company estimates it had federal NOLs of approximately $468 million which begin to expire in 2022, as well as certain state NOLs. In addition, the Company has federal capital loss carryforwards of approximately $75 million which expire in 2007.

Note 9.	Stockholders’ Equity

Predecessor Company Stockholder Rights Plan
      In September 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), as amended. Pursuant to the Rights Plan, the Board of Directors declared a dividend, payable on September 16, 1998, of one preferred purchase right (a “Right”) for each share of common stock, $.0001 par

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value, of the Company outstanding at the close of business on September 11, 1998. Similar Rights generally were issued in respect of shares of common stock subsequently issued. Each Right entitled the registered holder to purchase from the Company a one one-thousandth share of Series A Junior Participating Preferred Stock, $.0001 par value, at a purchase price of $350 (subject to adjustment). The Rights were exercisable only if a person or group (an “Acquiring Person”), other than Qualcomm with respect to its exercise of the warrants granted to it or acquired by it in connection with the Company’s February 2000 units offering, acquired beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. Upon exercise, holders other than an Acquiring Person would have had the right (subject to termination) to receive the Company’s common stock or other securities having a market value (as defined) equal to twice the purchase price of the Right. The Rights, which would have expired on September 10, 2008, were redeemable in whole, but not in part, at the Company’s option at any time for a price of $.01 per Right. In conjunction with the distribution of the Rights, the Company’s Board of Directors designated 300,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and reserved such shares for issuance upon exercise of the Rights. In August 2002, the Company amended the Rights Plan to permit the issuance of 21,548,415 shares of its common stock to pay a purchase price adjustment to MCG, as ordered by an arbitrator, in connection with its acquisition of wireless licenses in Buffalo and Syracuse, New York. At December 31, 2003, no shares of Preferred Stock were outstanding.
      On the Effective Date of the Plan of Reorganization, the Company’s Rights Plan was terminated and all rights thereunder were cancelled.

Warrants
      The Predecessor Company had the following warrants outstanding at December 31, 2003:

	Shares Issuable	Exercise
	Upon Exercise	Price

Warrant to Chase Telecommunications Holdings, Inc	94,999	$4.94
Warrant to Senior and Senior Discount noteholders	2,829,854	96.80
Warrant to Qualcomm	3,375,000	6.11

	6,299,853

      On the Effective Date of the Plan of Reorganization, all of the Predecessor Company’s outstanding warrants were cancelled. Also on the Effective Date, the Successor Company issued warrants to MCG to purchase 600,000 shares of common stock of reorganized Leap at an exercise price of $16.83 per share, which warrants expire on March 23, 2009. All of MCG’s warrants were outstanding as of December 31, 2004.

Note 10.	Stock-Based Compensation and Benefit Plans

Employee Savings and Retirement Plan
      The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expenses for the five months ended December 31, 2004 and the seven months ended July 31, 2004 were $428,000 and $613,000, respectively, and for the years ended December 31, 2003 and 2002, were $1,043,000, and $1,632,000, respectively.

Successor Company Stock Option Plan
      In December 2004, Leap adopted the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”), which allows the Board of Directors (or the compensation committee thereof) to grant incentive stock options, non-qualified stock options, restricted stock

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and deferred stock units to the Company’s employees, consultants and independent directors, and to the employees and consultants of the Company’s subsidiaries. A total of 4,800,000 shares of Leap common stock are reserved for issuance under the 2004 Plan. At December 31, 2004, no options or other awards were outstanding under the 2004 Plan.

Predecessor Company Stock Option Plans
      Prior to the Effective Date, Leap had adopted and granted options under various option plans. On the Effective Date of the Plan of Reorganization, all options to purchase Leap common stock issued under such plans and outstanding immediately prior to the Effective Date were cancelled. The following paragraphs describe these other plans, which are no longer effective.
      Leap’s 1998 Stock Option Plan (the “1998 Plan”) allowed the Board of Directors to grant options to selected employees, directors and consultants of the Company to purchase shares of Leap’s common stock. A total of 8,000,000 shares of common stock were reserved for issuance under the 1998 Plan. The 1998 Plan provided for the grant of both incentive and non-qualified stock options. Incentive stock options were exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options were exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options under the 1998 Plan vested over a five-year period and were exercisable for up to ten years from the grant date. Under Leap’s 1998 Non-Employee Directors Stock Option Plan (the “1998 Non-Employee Directors Plan”), options to purchase common stock were granted to non-employee directors on an annual basis. A total of 500,000 shares of common stock were reserved for issuance under the 1998 Non-Employee Directors Plan. The options were exercisable at a price equal to the fair market value of the common stock on the date of grant, vested over a five-year period and were exercisable for up to ten years from the grant date.
      In June 1999, Cricket Communications Holdings, which subsequently merged into Cricket, adopted the 1999 Stock Option Plan (the “1999 Cricket Plan”) that allowed the Cricket Communications Holdings Board of Directors to grant options to selected employees, directors and consultants to purchase shares of Cricket Communications Holdings common stock. A total of 7,600,000 shares of Cricket Communications Holdings common stock were reserved for issuance under the 1999 Cricket Plan. The 1999 Cricket Plan provided for the grant of both incentive and non-qualified stock options. Incentive stock options were exercisable at a price not less than 100% of the fair market value of the common stock on the date of grant. Non-qualified stock options were exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vested over a five-year period and were exercisable for up to ten years from the grant date. In connection with Leap’s purchase of the remaining 5.11% of Cricket Communications Holdings that it did not already own in a subsidiary merger on June 15, 2000, each outstanding unexpired and unexercised option under the 1999 Cricket Plan was converted into a stock option to purchase 0.315 shares of Leap common stock. Subsequent to June 15, 2000, the 1999 Cricket Plan was used to grant options in Leap common stock.
      Under Leap’s 2000 Stock Option Plan (the “2000 Plan”), a total of 2,250,000 shares of common stock were reserved for issuance. Terms of the 2000 Plan were comparable to the terms of the 1998 Plan.
      Leap’s 2001 Non-Qualified Stock Option Plan (the “2001 Plan”) allowed the Board of Directors to grant non-qualified options to selected employees, directors and consultants to the Company to purchase shares of Leap’s common stock. A total of 2,500,000 shares of common stock were reserved for issuance under the 2001 Plan. Non-qualified stock options were exercisable at a price not less than 85% of the fair market value of the common stock on the date of grant. Generally, options vested over a four-year period and were exercisable for up to ten years from the grant date. The number of options that could have been granted to officers and directors of the Company under the 2001 Plan was limited.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      A summary of stock option transactions for the 1998 Plan, 1998 Non-Employee Directors Plan, 1999 Cricket Plan, 2000 Plan, and 2001 Plan follows (number of shares in thousands):

		Options Outstanding

	Options Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

December 31, 2001	3,810	8,529	$23.15
Options granted	(2,185)	2,185	2.51
Options cancelled	2,170	(2,170)	31.84
Options exercised	—	(142)	5.76

December 31, 2002	3,795	8,402	13.73
Options cancelled	1,466	(1,467)	10.34

December 31, 2003	5,261	6,935	14.48
Options cancelled	(5,261)	(6,935)	14.48

July 31, 2004.	0	0

      The following table summarizes information about stock options outstanding under the 1998 Plan, the 1998 Non-Employee Directors Plan, the 1999 Cricket Plan, the 2000 Plan and the 2001 Plan at December 31, 2003 (number of shares in thousands):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of	Life (in	Exercise	of	Exercise
Exercise Prices	Shares	Years)	Price	Shares	Price

$0.20 to $0.30.	2	8.71	$0.25	—	$0.25
$0.31 to $0.47.	5	8.67	0.39	1	0.39
$0.48 to $0.71.	4	8.61	0.65	1	0.65
$0.72 to $1.08.	674	8.57	0.90	170	0.90
$1.09 to $1.64.	422	8.38	1.58	254	1.58
$1.65 to $2.48.	514	3.11	2.06	397	2.12
$2.49 to $3.73.	815	3.59	3.19	811	3.19
$3.74 to $5.61.	1,223	4.29	4.70	1,143	4.67
$5.62 to $8.43.	301	5.22	6.31	235	6.09
$8.44 to $12.66	28	6.91	10.02	14	10.20
$12.67 to $19.00.	891	7.05	16.93	525	17.25
$19.01 to $28.51.	654	6.39	20.87	426	20.49
$28.52 to $42.79.	863	7.45	31.67	423	31.63
$42.80 to $64.19.	527	6.55	58.03	321	58.04
$64.20 to $96.31.	12	6.64	72.94	8	72.94

	6,935	5.96	$14.48	4,729	$12.95

      At December 31, 2003 and 2002, 4,729,000 and 4,338,000 options were exercisable by employees of the Company at a weighted average exercise price of $12.95 and $10.79, respectively.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Predecessor Company Employee Stock Purchase Plan
      Leap’s 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”) allowed eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of such stock on the first or the last day of each offering period. A total of 500,000 shares of common stock were reserved for issuance under the 1998 ESP Plan. Employees could authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. For the year ended December 31, 2002, 260,932 shares were issued under the 1998 ESP Plan at a weighted average price of $4.69 per share. On November 1, 2002, Leap suspended contributions to the 1998 ESP Plan. On the Effective Date, all shares previously issued under the 1998 ESP Plan were cancelled pursuant to the Plan of Reorganization.
Predecessor Company Executive Retirement Plan
      Leap’s voluntary retirement plan allowed eligible executives to defer up to 100% of their income on a pre-tax basis. On a quarterly basis, participants received up to a 50% match of their contributions (up to a limit of 20% of their base salary plus bonus) in the form of the Company’s common stock based on the then current market price, to be issued to the participant upon eligible retirement. The plan authorized up to 100,000 shares of common stock to be allocated to participants. For the year ended December 31, 2002, 68,418 shares were allocated under the plan and the Company’s matching contribution amounted to $141,357. In August 2002, the Company suspended all employee contributions to the executive retirement plan. On the Effective Date, all shares allocated for benefits under the plan were cancelled pursuant to the Plan of Reorganization.
Predecessor Company Executive Officer Deferred Stock Bonus Plans
      Leap’s Executive Officer Deferred Stock Plan (the “1999 Executive Officer Plan”) provided for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. A total of 25,000 shares of common stock were reserved for issuance under the 1999 Executive Officer Plan. Bonus deferrals were converted into share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of Leap’s common stock on the bonus payday. Share units represented the right to receive shares of Leap’s common stock in accordance with the plan. Leap also credited to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units were to vest ratably over three years on each anniversary date of the applicable bonus payday. In April 2001, Leap’s shareholders approved the adoption of the 2001 Executive Officer Deferred Bonus Stock Plan (the “2001 Executive Officer Plan”). A total of 275,000 shares of common stock were reserved for issuance under the 2001 Executive Officer Plan. Terms of the 2001 Executive Officer Plan were comparable to the 1999 Executive Officer Plan. For the year ended December 31, 2002, 236,507 shares were issued under the 1999 and 2001 Executive Officer Plans combined. In August 2002, Leap suspended all employee contributions to the 1999 Executive Officer Plan and the 2001 Executive Officer Plan. On the Effective Date, all shares allocated for benefits under the plans were cancelled pursuant to the Plan of Reorganization.
Predecessor Company Stock Option Exchange Program
      In November 2001, the Board of Directors approved a stock option exchange program (the “Exchange Program”). Under this program, eligible employees (excluding officers and outside directors) were given the opportunity to cancel certain stock options previously granted to them in exchange for an equal number of new stock options to be granted at a future date, at least six months and one day from the date the old options were cancelled, provided the individual was still employed or providing service on such date. The participation deadline for the program was December 18, 2001. The exercise price of the new options was the fair market value of Leap’s common stock on the date of grant. The new options had the same vesting schedule as the old options and were exercisable as to vested shares six months after the date of grant. The Exchange Program

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
resulted in the voluntary cancellation of options to purchase approximately 770,651 shares of common stock with exercise prices ranging from $14.97 to $92.50 per share. In June 2002, Leap granted new stock options to purchase 683,318 shares of common stock with an exercise price of $1.58 per share, pursuant to the Exchange Program. On the Effective Date, all options granted in connection with the Exchange Program were cancelled pursuant to the Plan of Reorganization.
Predecessor Company Pro Forma Information
      For purposes of pro forma disclosures, the fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Predecessor
Company

Year Ended
December 31,
2002

Risk-free interest rate:
1999 Cricket Plan	3.4%
1998 ESP Plan	1.3%
All other plans	3.5%
Volatility:
1999 Cricket Plan	113.0%
1998 ESP Plan	120.3%
All other plans	102.8%
Dividend yield (all plans)	0.0%
Expected life (years):
1999 Cricket Plan	7.4
1998 ESP Plan	0.5
All other plans	7.3
      The weighted average estimated grant date fair values of stock options were as follows:

Predecessor
Company

Year Ended
December 31,
2002

Stock options granted below fair value:
2000 Plan	$1.22
Stock options granted at fair value:
1998 Plan, 1998 Non-Employee Directors Plan, 2000 Plan and 2001 Plan	$2.43
1999 Cricket Plan	$1.11
1998 ESP Plan	$6.98
      No options were granted during the years ended December 31, 2004 and 2003.

Note 11.	Commitments and Contingencies
      Cricket has agreed to purchase a wireless license to provide service in Fresno, California for approximately $27.1 million (of which $1.8 million has been paid as a deposit as of December 31, 2004), plus the reimbursement of certain construction expenses not to exceed $500,000. The sale is subject to FCC approval,

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and an application seeking consent to assign the license to Cricket is pending before the FCC. A party involved in the bankruptcy of the seller filed an objection with the FCC to the Company’s application for consent to assign the license. The FCC granted its approval of the transfer on May 13, 2005. The FCC’s order approving the transfer may be challenged during the 40-day period following the approval date.
      On the Petition Date, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of California. On October 22, 2003, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The effectiveness of the Plan of Reorganization was conditioned upon, among other things, the receipt of required regulatory approvals from the FCC for the transfer of wireless licenses associated with the change of control that occurred upon Leap’s emergence from bankruptcy. Leap received the requisite approvals from the FCC on August 5, 2004. On August 16, 2004, Leap and the Cricket Companies satisfied the remaining conditions to the Plan of Reorganization, the Plan of Reorganization became effective, and the Company emerged from Chapter 11 bankruptcy.
      In connection with the Chapter 11 proceedings, the Bankruptcy Court established deadlines by which the holders of pre-emergence claims against the Company were required to file proofs of claim. The final deadline for such claims, relating to claims that arose during the course of the bankruptcy, was October 15, 2004, 60 days after the Effective Date of the Plan of Reorganization. Parties who were required to, but who failed to, file proofs of claim before the applicable deadlines are barred from asserting such claims against the Company in the future. Generally the Company’s obligations have been discharged with respect to general unsecured claims for pre-petition obligations, although the holders of allowed general unsecured pre-petition claims against Leap have (and holders of pending general unsecured claims against Leap may have) a pro rata beneficial interest in the assets of the Leap Creditor Trust. The Company reviewed the remaining claims filed against it (consisting primarily of claims for pre-petition taxes and for obligations incurred by the Company during the course of the Chapter 11 proceedings) and filed further objections by the Bankruptcy Court deadline of January 17, 2005. The Company does not believe that the resolution of the outstanding claims filed against it in bankruptcy will have a material adverse impact on the Company’s consolidated financial statements.
      Foreign governmental authorities have asserted or are likely to assert tax claims of approximately $6.3 million, including interest, against Leap with respect to periods prior to the bankruptcy, although the Company believes that the true value of these asserted or potential claims is lower. Leap likely did not mail notice of its bankruptcy filings or the proceedings in the Bankruptcy Court to these governmental authorities. The Company is exploring methods to bring the claims of these foreign authorities within the bankruptcy claims resolution process. If the claims are resolved through the Bankruptcy Court, the Company expects any payment on the claims will be paid from restricted cash previously reserved to satisfy allowed administrative claims and allowed priority claims against Leap. In any event, the Company does not believe that the resolution of these issues will have a material adverse effect on the Company’s consolidated financial statements.
      On December 31, 2002, several members of American Wireless Group, LLC, referred to as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Leap is not a defendant in the Whittington Lawsuit. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful in an arbitration proceeding. Defendants filed a motion to compel arbitration or in the alternative, dismiss the Whittington Lawsuit, noting that plaintiffs as members of AWG agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute, and that any failure to disclose such information did not cause any damage to the plaintiffs.
      In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. Leap is not a defendant in the AWG Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or in the alternative, dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit.
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2004 related to these contingencies.
      A third party with a large patent portfolio has contacted the Company and suggested that it needs to obtain a license under a number of its patents in connection with the Company’s current business operations. The Company understands that the third party has initiated similar discussions with other telecommunications carriers. The Company does not currently expect that the resolution to this matter will have a material adverse effect on the Company’s financial statements.
      The Company is often involved in various other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of December 31, 2004 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.
      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks in the United States. Scheduled future minimum rental payments required for all non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31:

2005	$54,745
2006	33,941
2007	18,457
2008	15,950
2009	13,122
Thereafter	43,863

Total	$180,078

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Rent expense totaled $24.1 million and $31.7 million for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, and $58.4 million and $60.8 million for the years ended December 31, 2003 and 2002, respectively.

Note 12.	Acquisitions and Dispositions of Wireless Licenses
      During the seven months ended July 31, 2004, the Company completed the sale of wireless licenses with an aggregate net carrying value of $1.5 million. The Company received total consideration of $2.0 million and recognized a gain of $0.5 million.
      During the year ended December 31, 2003, the Company completed the sale of wireless licenses with an aggregate net carrying value of $0.2 million. The Company received total consideration of $4.8 million and recognized a gain of $4.6 million.
      During the year ended December 31, 2002, the Company completed the exchange of wireless licenses with an aggregate net carrying value of $7.7 million. As there was no cash consideration given or received by the Company as part of the transaction, the wireless licenses received were recorded at the net carrying value of the wireless licenses exchanged. In August 2002, the Company issued an additional 21,020,431 shares of its common stock with a fair value at the time of issuance of $8.7 million as an adjustment to the purchase price of certain wireless licenses purchased during the year ended December 31, 2002, pursuant to a binding arbitration award.

Note 13.	Investments in Alaska Native Broadband and Pegaso
Alaska Native Broadband Investments
      In November 2004, Cricket and another party formed Alaska Native Broadband 1 LLC (“ANB 1”) for the purpose of participating in the FCC’s Auction #58 (Note 15) with nominal investments. In December 2004, the Company loaned $8.0 million to ANB 1 which is recorded in other assets. The Company has determined that its investment in ANB 1 is required to be consolidated under FASB Interpretation (“FIN”) No. 46-R, “Consolidation of Variable Interest Entities.” Such consolidation requirements did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2004.
Investment in Pegaso
      In September 2002, the Company completed the sale of its 20.1% interest in the outstanding capital stock of Pegaso Telecomunicaciones, S.A. de C.V. (“Pegaso”) to Telefónica Móviles, S.A. for cash proceeds of $22.2 million. In addition, the Company received $15.8 million in proceeds for the repayment of the Pegaso notes. The Company recorded a gain of $39.5 million in its results of operations for the year ended December 31, 2002 related to the sale.

Note 14.	Segment and Geographic Data
      The Company operated in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States. As of and for the years ended December 31, 2004, 2003 and 2002, all of the Company’s revenues and long-lived assets related to operations in the United States.

Note 15.	Subsequent Events
Credit Agreement
      On January 10, 2005, Cricket entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The new facilities under the Credit Agreement consist of a six-year $500 million term loan, which was fully drawn at closing, and an undrawn five-year $110 million revolving credit facility. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The maturity date for outstanding borrowings under the revolving credit facility is January 10, 2010. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.5 percent with interest periods of one, two, three or six months or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on the Company’s leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and all of their direct and indirect domestic subsidiaries.
      A portion of the proceeds from the term loan borrowing were used by the Company to redeem Cricket’s 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining note proceeds of approximately $60 million will be used for general corporate purposes.
      Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Company’s new Credit Agreement in the following amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      On April 15, 2005, the Company obtained a waiver of certain defaults and potential defaults under the Credit Agreement. The Company had not completed the preparation of its audited financial statements for the year ended December 31, 2004 by March 31, 2005 and, as a result, was not able to deliver such financial statements to the administrative agent under the Credit Agreement by such date. The failure to deliver such financial statements by March 31, 2005 was a default under the Credit Agreement. Accordingly, the Company requested and received from the required lenders under the Credit Agreement a waiver of the Company’s obligations to provide such audited financial statements to the administrative agent until May 16, 2005. The waiver also extended the Company’s obligation to provide its unaudited financial statements for the quarter ended March 31, 2005 to the administrative agent until June 15, 2005, and waived any default that may occur under the Credit Agreement if the Company amends its financial statements for the fiscal quarter ended

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004 or for any earlier period, provided certain conditions are met. The Company expects that it will meet all of the requirements of the waiver in a timely manner.
Winning Bids in Auction #58
      In February 2005, Cricket’s wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses. In March 2005, Cricket Licensee (Reauction), Inc. paid to the FCC additional payments in the amount of $151.9 million, increasing its total amounts paid to the FCC to $166.9 million, the aggregate purchase price for the four licenses. The transfers of wireless licenses to Cricket Licensee (Reauction), Inc. were subject to FCC approval. The FCC approved the grants of these licenses on May 13, 2005.
      In addition, in February 2005, a subsidiary of ANB 1 (Note 13) was named the winning bidder in Auction #58 for nine wireless licenses for $68.2 million. The transfers of wireless licenses to ANB 1 License are subject to FCC approval. Although the Company expects that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. Upon transfer of the wireless licenses to ANB 1 License, the Company will owe approximately $5.5 million of origination fees to a third party.
      In March 2005, Cricket made loans under its senior secured credit facility with ANB 1 License in the aggregate principal amount of $56.2 million. ANB 1 License paid these borrowed funds, together with $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million, the aggregate purchase price for the nine licenses.
Acquisitions and Dispositions
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 wireless licenses and the Company’s operating assets in its Michigan markets for up to $102.5 million. Completion of the transaction is subject to, among other things, FCC approval and other customary closing conditions, including obtaining third party consents.
      In March 2005, the Company also announced an agreement for the sale of approximately 140 cell towers and cell tower related assets for approximately $18 million. Under the agreement, the Company will lease back space at the tower sites for its networks. The closing of the sale is subject to the purchaser’s completion of due diligence and other conditions customary for a sale of this type.
Issuance of Stock Option Grants
      During the first quarter of 2005, under the terms of the 2004 Plan, the Company granted a total of 839,658, net non-qualified stock options to executive officers and employees of the Company and members of the Board of Directors for recognition of current and future service on the Board and other committees. A total of 4,800,000 shares of Leap common stock are reserved for issuance under the 2004 Plan.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Quarterly Financial Data (Unaudited)
      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the interim periods. Summarized data for the Successor Company for the two months ended September 30, 2004 and the quarter ended December 31, 2004 and the Predecessor Company for the first and second quarters of 2004, the one month ended July 31, 2004 and each quarterly period for 2003 is as follows (in thousands, except per share data):

	Year Ended December 31, 2004

	Predecessor Company			Successor Company

	Three Months	Three Months	One Month	Two Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	July 31,	September 30,	December 31,

			(As Restated)(1)	(As Restated)(1)
Revenues	$206,822	$205,701	$69,124	$137,783	$206,577
Operating income (loss)	(22,257)	(15,008)	(3,335)	5,504	4,934
Net income (loss)(2)	(28,030)	(18,145)	959,365	(1,982)	(6,647)
Basic and diluted net income (loss) per common share	(0.48)	(0.31)	16.36	(0.03)	(0.11)

	Year Ended December 31, 2003

Predecessor Company	Q1	Q2	Q3	Q4

Revenues	$183,847	$185,644	$192,883	$188,922
Operating loss	(63,888)	(227,680)	(40,356)	(28,451)
Net loss(3)	(133,538)	(243,719)	(47,417)	(172,763)
Basic and diluted net loss per common share	(2.28)	(4.16)	(0.81)	(2.95)

(1)	See discussion in Note 2 of these consolidated financial statements.

(2)	During the one month ended July 31, 2004, the Company recorded a net reorganization gain of $963.2 million relating to the net gain on discharge of liabilities and net effect from the application of fresh-start accounting.

(3)	During the three months ended June 30, 2003, the Company recorded an impairment charge of $171.1 million to reduce the carrying value of its wireless licenses, and ceased accruing interest and amortizing debt issuance costs on all of its debt in default subject to compromise. During the three months ended December 31, 2003, the Company recorded charges of $174.1 million related to the adjustment of the Company’s liabilities subject to compromise to their expected allowed amounts and $12.1 million of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process, offset by $34.8 million of debt forgiveness income from the settlement of certain pre-petition liabilities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures
      Following publication of a letter regarding accounting for leases issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005, the Company reviewed its accounting for leases, including its site retirement and remediation obligations. As a result of this review, and in connection with preparing for its annual audit, the Company identified accounting errors in its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004. For the one and seven month periods ended July 31, 2004, these errors included the overstatement of deferred rent and certain vendor obligations, and the understatement of asset retirement obligations and deferred income tax liability. For the two month period ended September 30, 2004, the errors included the understatement of lease-related expenses, service and equipment revenue, investment gains and the tax effect of these errors. As more fully described in Note 2 to our Consolidated Financial Statements included in this report, the Company’s management and its Audit Committee concluded that the Company’s unaudited interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004 should be restated to correct these accounting errors. The Company’s management and Audit Committee discussed the proposed restatement with the Company’s independent registered public accounting firm.
      According to the PCAOB’s Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of December 31, 2004. These material weaknesses resulted in restatement to the Company’s consolidated financial statements as discussed in the first paragraph above. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004.
      The Company performed additional analyses and other post-closing procedures in order to conclude that its consolidated financial statements included in this Annual Report on Form 10-K are presented in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that despite these material weaknesses, the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

      The material weaknesses, additional analyses, and other remediation procedures are described more fully below.
      Insufficient Staffing in the Accounting and Financial Reporting Functions. The Company’s accounting and financial reporting functions require additional personnel with appropriate skills and training to identify and address the application of technical accounting literature.
      The Company has been unable to maintain a sufficient complement of qualified staff in its accounting and financial reporting functions and, as a result of staff turnover, the Company has suffered from an associated lack of knowledge transfer to new employees within these functions. The Company believes that its insufficient complement of staffing and high turnover resulted, in large part, from (1) the significantly increased workload placed on its accounting and financial reporting staff during the Company’s bankruptcy and the months after the Company’s emergence from bankruptcy during which it was implementing fresh-start reporting, and (2) the departure of some staff members during the Company’s bankruptcy and in the first several months after its emergence due to concerns about the Company’s prospects.
      In its efforts to remediate this material weakness, the Company is undertaking an expansion of its accounting and financial reporting department. The Company has been hiring, and continues to actively recruit, appropriately qualified and experienced personnel in the areas of accounting and financial reporting to fill both newly created and currently vacant roles, and has instituted programs to enhance retention. The Company is actively recruiting a chief financial officer (this office is currently filled by an acting chief financial officer). The Company also recently hired a new vice president, chief accounting officer, to serve as the Company’s controller, who is expected to commence employment in May 2005. The Company believes these steps, along with its emergence from bankruptcy and the associated reduction of employee uncertainty with respect to the Company’s prospects, will result in a permanent increase in the complement of staffing in its accounting and financial reporting functions. Additionally, the Company has hired a firm to assist with documentation of controls and procedures pertaining to internal control over financial reporting as part of its on-going effort to implement Section 404 of the Sarbanes-Oxley Act of 2002. Management believes these documentation efforts will be instrumental in remediating this material weakness and expects to have filled a substantial number of the open positions in the near future. This material weakness contributed to the following three control deficiencies which are individually considered to be material weaknesses.
      Errors in the Application of Lease-Related Accounting Principles. In its review of its lease accounting, the Company identified errors in assumptions that resulted in the incorrect accounting for rent expense and remediation obligations associated with its leases.
      The Company has taken the following actions between February and May 2005 to remediate this material weakness:

•	reviewed the terms of over 2,500 cell-site, switch and other leases and re-assessed lease term assumptions to assure proper accounting for the rent expense and asset retirement obligations with respect to these leases;

•	corrected the errors identified in its condensed consolidated interim financial statements for the one and seven month periods ended July 31, 2004 and the two months ended September 30, 2004;

•	made necessary adjustments in its 2004 consolidated financial statements;

•	changed its internal control over financial reporting to identify the procedures to follow for appropriate lease accounting; and

•	educated accounting department personnel regarding correct lease accounting procedures.
      Management believes these steps, together with the expected hiring of additional qualified personnel as described above, will be effective in remediating this material weakness in the near future.
      Fresh-Start Reporting Adjustments. In preparing for its annual audit, the Company identified several errors resulting from inadequate oversight of the fresh-start reporting adjustments recorded as of July 31, 2004 in connection with the Company’s emergence from bankruptcy. The Company believes these errors occurred as a result of the substantial additional workload on its accounting staff in connection with fresh-start reporting and the insufficient staffing levels and the associated lack of knowledge transfer to new employees within these functions as described above. The Company determined that it overstated deferred rent and certain vendor obligations which should have been eliminated as a result of the emergence from bankruptcy and the implementation of fresh-start reporting.
      The Company has taken the following actions between February and May 2005 with respect to its fresh-start reporting to remediate this material weakness:

•	reviewed the fresh-start reporting adjustments made in connection with the Company’s emergence from bankruptcy;

•	corrected the errors identified in its unaudited interim condensed consolidated financial statements for the one and seven month periods ended July 31, 2004; and

•	made necessary adjustments in its 2004 consolidated financial statements.
      Management believes these steps, together with the expected hiring of additional qualified personnel as described above, will be effective in remediating this material weakness in the near future.
      Inadequate Account Reconciliation Procedures. In preparing for its annual audit, the Company identified errors that resulted from inadequate reconciliation of deferred revenue that should have been recognized as service revenue. In addition, with the implementation of fresh-start reporting, our investments were re-valued at fair market value but the Company did not have the reconciliation procedures in place to separately track the gains and losses on such investments subsequent to the implementation of fresh-start reporting.
      The Company is in the process of remediating this material weakness with respect to its inadequate account reconciliation procedures by taking the following actions:

•	establishing and communicating additional procedures for the analysis, review and approval of account reconciliations;

•	having supervisory personnel review and approve all account reconciliations;

•	correcting the related errors identified in its condensed consolidated interim financial statements for the one and seven month periods ended July 31, 2004 and the two months ended September 30, 2004; and

•	making necessary adjustments in its 2004 consolidated financial statements.
      Management believes these steps, together with the expected hiring of additional qualified personnel as described above, will be effective in remediating this material weakness in the near future.
          (b) Changes in Internal Controls Over Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The changes to the Company’s internal controls over financial reporting described above were implemented after December 31, 2004.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors

Name	Age	Position with the Company

Mark H. Rachesky, MD	46	Chairman of the Board
James D. Dondero	42	Director
John D. Harkey, Jr.	44	Director
S. Douglas Hutcheson	49	Chief Executive Officer, President and Director
Robert V. LaPenta	59	Director
Michael B. Targoff	60	Director
      Mark H. Rachesky, MD has served as a member and chairman of our board of directors since August 2004. Dr. Rachesky is the founder and president of MHR Fund Management LLC, which is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. From 1990 through June 1996, Dr. Rachesky served in various positions at Icahn Holding Corporation, including as a senior investment officer and for the last three years as sole managing director and acting chief investment advisor. Dr. Rachesky also serves as a member of the board of directors of Neose Technologies, Inc. and Novadel Pharma Inc. Dr. Rachesky holds a B.S. in molecular aspects of cancer from the University of Pennsylvania, a M.D. from the Stanford University School of Medicine, and an M.B.A. from the Stanford University School of Business.
      James D. Dondero has served as a member of our board of directors since August 2004. Mr. Dondero is the founder of Highland Capital Management, L.P. and has served as its president since 1993. Prior to founding Highland Capital Management, L.P, Mr. Dondero served as chief investment officer of a subsidiary of Protective Life Insurance Company. Mr. Dondero is also currently a member of the board of directors of NeighborCare, Inc., Motient Corporation, and American Banknote Corp. Mr. Dondero holds degrees in accounting and finance, beta gamma sigma, from the University of Virginia. Mr. Dondero completed financial training at Morgan Guaranty Trust Company, and is a certified public accountant, a chartered financial analyst and a certified management accountant.
      John D. Harkey, Jr. has served as a member of our board of directors since March 2005. Since 1998, Mr. Harkey has served as chief executive officer and chairman of Consolidated Restaurant Companies, Inc., and as chief executive officer and vice chairman of Consolidated Restaurant Operations, Inc., and has been manager of the investment firm Cracken, Harkey & Street, L.L.C. since 1997. From 1992 to 1998, Mr. Harkey was a partner with the law firm Cracken & Harkey, LLP. Mr. Harkey was founder and managing director of Capstone Capital Corporation and Capstone Partners, Inc. from 1989 until 1992. He also serves on the Board of Directors of Total Entertainment Restaurant Corporation and on the Executive Board of Circle Ten Council of the Boy Scouts of America. Mr. Harkey obtained his B.B.A. with honors and a J.D. from the University of Texas at Austin and an M.B.A. from Stanford University School of Business.
      S. Douglas Hutcheson was appointed as our chief executive officer, president and director in February 2005, having previously served as our president and chief financial officer from January 2005 to February 2005, as our executive vice president and chief financial officer from January 2004 to January 2005, as our senior vice president and chief financial officer from August 2002 to January 2004, as our senior vice president and chief strategy officer from March 2002 to August 2002, as our senior vice president, product development and strategic planning from July 2000 to March 2002, as our senior vice president, business development from March 1999 to July 2000 and as our vice president, business development from September 1998 to March 1999. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the

Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from University of California, Irvine.
      Robert V. LaPenta has served as a member of our board of directors since March 2005. Mr. LaPenta is the Chairman and Chief Executive Officer of L-1 Investment Partners, LLC, an investment firm seeking investments in the biometrics area. Mr. LaPenta served as president, chief financial officer and director of L-3 Communications Holdings, Inc. from April 1997 until his retirement from those positions effective April 1, 2005. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a vice president of Lockheed Martin and was vice president and chief financial officer of Lockheed Martin’s C3I and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s senior vice president and controller, a position he held since 1981. He previously served in a number of other executive positions with Loral since he joined that company in 1972. Mr. LaPenta is on the Board of Trustees of Iona College, the Board of Trustees of The American College of Greece and the Board of Directors of Core Software Technologies. Mr. LaPenta received a B.B.A. in accounting from Iona College in New York.
      Michael B. Targoff has served as a member of our board of directors since September 1998. He is founder of Michael B. Targoff and Co., a company that seeks controlling investments in telecommunications and related industry companies and serves as its chief executive officer. From its formation in January 1996 through January 1998, Mr. Targoff was president and chief operating officer of Loral Space & Communications Limited. Mr. Targoff was senior vice president of Loral Corporation until January 1996. Previously, Mr. Targoff was also the president of Globalstar Telecommunications Limited, the public owner of Globalstar, Loral’s global mobile satellite system. Mr. Targoff serves as a member of the board of directors of Kayne Anderson MLP Investment Company, Infocrossing, Inc., Viasat, Inc. and Communications and Power Industries, Inc., in addition to serving as chairman of the boards of directors of two small private telecommunications companies. Before joining Loral Corporation in 1981, Mr. Targoff was a partner in the New York law firm of Willkie Farr & Gallagher. Mr. Targoff holds a B.A. from Brown University and a J.D. from Columbia University School of Law.
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

Name	Age	Position with the Company

Albin F. Moschner	52	Executive Vice President and Chief Marketing Officer
Glenn T. Umetsu	55	Executive Vice President and Chief Technical Officer
David B. Davis	39	Senior Vice President, Operations
Robert J. Irving, Jr.	49	Senior Vice President, General Counsel and Secretary
Leonard C. Stephens	48	Senior Vice President, Human Resources
Dean M. Luvisa	44	Acting Chief Financial Officer and Treasurer
      Albin F. Moschner has served as our executive vice president and chief marketing officer since January 2005, having previously served as senior vice president, marketing from September 2004 to January 2005. Prior to this, Mr. Moschner was president of Verizon Card Services from December 2000 to November 2003. Prior to joining Verizon, Mr. Moschner was president and chief executive officer of OnePoint Services, Inc., a telecommunications company that he founded and that was acquired by Verizon in December 2000. Mr. Moschner also was a principal and the vice chairman of Diba, Inc., a development stage internet software company, and served as senior vice president of operations, a member of the board of directors and ultimately president and chief executive officer of Zenith Electronics from October 1991 to July 1996. Mr. Moschner holds a master’s in electrical engineering from Syracuse University and a B.E. in electrical engineering from the City College of New York.

      Glenn T. Umetsu has served as our executive vice president and chief technical officer since January 2005, having previously served as our executive vice president and chief operating officer from January 2004 to January 2005, as our senior vice president, engineering operations and launch deployment from June 2002 to January 2004, and as vice president, engineering operations and launch development from April 2000 to June 2002. From September 1996 to April 2000, Mr. Umetsu served as vice president, engineering and technical operations for Cellular One in the San Francisco Bay Area. Before Cellular One, Mr. Umetsu served in various telecommunications operations roles for 24 years with AT&T Wireless, McCaw Communications, RAM Mobile Data (now Cingular Mobile Data), Honolulu Cellular, PacTel Cellular, AT&T Advanced Mobile Phone Service, Northwestern Bell and the United States Air Force. Mr. Umetsu holds a B.A. in mathematics and economics from Brown University.
      David B. Davis has served as our senior vice president, operations since July 2001, having previously served as our regional vice president, Midwest Region from March 2000 to July 2001. Before joining Leap, Mr. Davis spent six years with Cellular One, CMT Kansas/ Missouri in various management positions culminating in his role as vice president and general manager. Before Cellular One, Mr. Davis was market manager for the PacTel-McCaw joint venture. Mr. Davis holds a B.S. from the University of Central Arkansas.
      Robert J. Irving, Jr. has served as our as senior vice president, general counsel and secretary since May 2003, having previously served as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Previously, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that was vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School, where he graduated cum laude.
      Leonard C. Stephens has served as our senior vice president, human resources since our formation in June 1998. From December 1995 to September 1998, Mr. Stephens was vice president, human resources operations for Qualcomm Incorporated. Before joining Qualcomm Incorporated, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14-year career. Mr. Stephens holds a B.A. from Howard University.
      Dean M. Luvisa has served as our acting chief financial officer and treasurer since February 2005, having previously served as our vice president of finance and treasurer from May 2002 to February 2005 and as our vice president of finance from September 1998 to May 2002. Prior to joining Cricket, Mr. Luvisa was director of project finance at Qualcomm Incorporated, where he was responsible for Qualcomm’s vendor financing activities worldwide. Before Qualcomm, he was the chief financial officer of a finance company associated with Galaxy Latin America, an affiliate of DirecTV and Hughes Electronics. In other capacities at Hughes Electronics, Mr. Luvisa was responsible for project finance, vendor finance, mergers & acquisitions and corporate funding. Mr. Luvisa graduated summa cum laude from Arizona State University with a B.S. in economics, and earned an M.B.A. in finance from The Wharton School at the University of Pennsylvania.
Audit Committee Financial Experts
      Our Board of Directors has determined that Michael B. Targoff, currently the only member of the Audit Committee, meets the definition of an “audit committee financial expert,” as set forth in Item 401(h)(2) of SEC Regulation S-K, and meets the NASDAQ standards of independence adopted by the SEC for membership on an audit committee.
Stockholder Nominees
      Nominations of persons for election to the Board of Directors may be made at the annual meeting of stockholders by any stockholder who is entitled to vote at the meeting and who has complied with the notice procedures set forth in Section 8 of the Amended and Restated Bylaws of Leap. Generally, these procedures require stockholders to give timely notice in writing to the Secretary of Leap, including all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors and the nominee’s written consent to being named in the proxy and to serving as a director if elected. Stockholders are encouraged to review the Bylaws which are filed as an exhibit to this report for a complete description of the procedures.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires Leap’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Leap’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Leap. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish Leap with copies of all Section 16(a) forms they file.
      To Leap’s knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Leap pursuant to Rule 16a-3(e) during the year ended December 31, 2004, and Forms 5 and amendments thereto furnished to Leap with respect to the year ended December 31, 2004, and written representations that no Form 5 is required, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.
Code of Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website www.Leapwireless.com.

Item 11.	Executive Compensation
      The following table sets forth compensation information with respect to Leap’s chief executive officer and other four most highly paid executive officers for the fiscal year ended December 31, 2004, or the named executive officers. The information set forth in the following tables reflects compensation earned by the named executive officers for services they rendered to us during the 12 months ended December 31, 2004, 2003 and 2002. Harvey P. White, our former chairman of the board and chief executive officer, resigned from his position with us in June 2004. Mr. William M. Freeman, who succeeded Mr. White as chief executive officer, commenced his employment with us in May 2004 and resigned from his position with us in February 2005.
Summary Compensation Table

							Long-Term
							Compensation
	Annual Compensation(1)
							Securities
Name and Principal					Other Annual		Underlying	All Other
Positions At Leap	Year	Salary	Bonus		Compensation(2)		Options (#)	Compensation(11)

S. Douglas Hutcheson	2004	$334,816	$602,785	(3)	$10,640		—	$22,962
Chief Executive Officer,	2003	$290,923	$159,841	(4)	$22,686		—	$23,361
President and Director	2002	$262,692	$—		$4,527		—	$21,130
Glenn T. Umetsu	2004	$311,846	$532,678	(3)	$5,192		—	$26,028
Executive Vice President	2003	$265,385	$100,284	(4)	$4,808		—	$28,954
and Chief Technical	2002	$248,269	$129,133		$583,259	(5)	—	$27,604
Officer
Leonard C. Stephens	2004	$284,090	$405,279	(3)	$3,186		—	$23,160
Senior Vice President,	2003	$271,115	$136,234	(4)	$24,890		—	$17,568
Human Resources	2002	$273,692	$—		$7,135		—	$95,377
David B. Davis	2004	$250,404	$378,381	(3)	$13,136		—	$16,644
Senior Vice President,	2003	$240,423	$105,936	(4)	$14,833		—	$11,420
Operations	2002	$233,269	$—		$6,065		—	$17,631

								Long-Term
								Compensation
	Annual Compensation(1)
								Securities
Name and Principal						Other Annual		Underlying		All Other
Positions At Leap	Year	Salary		Bonus		Compensation(2)		Options (#)		Compensation(11)

Robert J. Irving, Jr.	2004	$249,731		$386,197	(3)	$7,440		—		$35,775
Senior Vice President,	2003	$224,793		$98,087	(4)	$16,601		—		$13,757
General Counsel	2002	$196,900		$—		$965		26,000	(6)	$33,112
and Secretary
Harvey P. White	2004	$251,063	(7)	$233,589	(7)	$33,269	(7)	—		$421,882
Former Chairman of the	2003	$498,750		$348,536	(4)	$53,456		—		$52,517
Board and Chief Executive	2002	$732,692	(8)	$—		$16,820		—		$517,756
Officer
William M. Freeman	2004	$230,769	(9)	$120,985		$60,255	(10)	—		$9,053
Former Chief Executive	2003	$—		$—		$—		—		$—
Officer and Director	2002	$—		$—		$—		—		$—
Officer

(1)	As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” where the aggregate amounts of such perquisites for a named executive officer do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the relevant year.

(2)	Beginning in January 2002, under Leap’s paid time-off program, an employee with sufficient accrued time off may elect to receive two days of pay for each paid day off the employee takes, reducing his or her accrued time off by two days. For example, if an employee takes one day off, he or she can elect to be paid for two days, which would reduce his or her accrued time off by two days.

(3)	Includes enhanced goal payments awarded to executive officers in August 2004, as follows: Mr. Hutcheson, $92,400; Mr. Umetsu, $86,800; Mr. Stephens, $79,100; Mr. Davis, $69,804; and Mr. Irving, $70,000. Also includes emergence bonuses for 2004 as follows: Mr. Hutcheson, $300,000; Mr. Umetsu, $250,000; Mr. Stephens, $175,000; Mr. Davis, $175,000; and Mr. Irving, $175,000. A portion of these bonuses will be paid after the date of this report. See “Emergence Bonus Agreements” and “Employment Agreements-Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson.”

(4)	Includes retention bonuses awarded to executive officers in February 2003, as follows: Mr. White, $80,000; Mr. Hutcheson, $60,000; Mr. Umetsu, $10,000; Mr. Stephens, $45,000; Mr. Davis, $25,000; and Mr. Irving, $25,534.

(5)	Represents additional compensation resulting from Mr. Umetsu’s payment of a note to Leap in the amount of $300,000 by surrender of options to purchase Leap common stock, as permitted by the note. Also includes reimbursement to Mr. Umetsu of taxes of $268,836 payable in connection with the transaction, as previously agreed by Leap. Because the exercise price of the options was greater than the market price of Leap’s common stock on the date of surrender, the amount of the note was treated as additional compensation to Mr. Umetsu in 2002.

(6)	In June and July 2002, Mr. Irving was granted a total of 26,000 options for the purchase of Leap common stock. These options were cancelled unexercised on August 16, 2004, the Effective Date of the Plan of Reorganization.

(7)	Represents Mr. White’s earnings through June 2004.

(8)	In September 2002, Mr. White voluntarily reduced his annual salary from $787,500 to $487,500.

(9)	Represents Mr. Freeman’s earnings beginning in June 2004.

(10)	Represents amounts paid to Mr. Freeman in connection with his relocation expenses.

(11)	Includes matching 401(k) contributions, executive benefits payments, financial planning services, matching benefits under Leap’s Executive Retirement Plan, and Executive Officer Deferred Stock Bonus Plan, as follows:

		Matching	Executive	Financial	Executive	Deferred
		401(k)	Benefits	Planning	Retirement	Stock	Total Other
Name	Year	Contributions	Payments	Services	Contributions(1)	Matching(2)	Compensation

S. Douglas Hutcheson	2004	$6,500	$9,386	$7,022	$—	$54	$22,962
	2003	$6,000	$12,784	$4,577	$—	$—	$23,361
	2002	$2,377	$14,955	$3,798	$—	$—	$21,130
Glenn T. Umetsu	2004	$6,500	$5,711	$13,817	$—	$—	$26,028
	2003	$6,000	$9,095	$13,859	$—	$—	$28,954
	2002	$5,500	$8,511	$13,593	$—	$—	$27,604
Leonard C. Stephens	2004	$6,500	$5,902	$10,661	$—	$97	$23,160
	2003	$6,000	$6,831	$4,737	$—	$—	$17,568
	2002	$5,500	$15,159	$2,746	$71,972	$—	$95,377
David B. Davis	2004	$6,500	$10,144	$—	$—	$—	$16,644
	2003	$6,000	$5,072	$348	$—	$—	$11,420
	2002	$5,500	$6,979	$386	$4,766	$—	$17,631
Robert J. Irving, Jr.	2004	$6,500	$18,388	$10,887	$—	$—	$35,775
	2003	$6,000	$7,757	$—	$—	$—	$13,757
	2002	$5,500	$22,748	$4,864	$—	$—	$33,112
Harvey P. White	2004	$6,500	$4,829	$33,493	$—	$466	$421,882	(3)
	2003	$6,000	$9,507	$37,010	$—	$—	$52,517
	2002	$5,500	$7,198	$38,139	$—	$—	$517,756	(4)
William M. Freeman	2004	$6,500	$2,553	$—	$—	$—	$9,053
	2003	$—	$—	$—	$—	$—	$—
	2002	$—	$—	$—	$—	$—	$—

(1)	All shares of common stock issued under the Executive Retirement Matching Contribution Plan and all benefits thereunder were cancelled on August 16, 2004, the Effective Date of the Plan of Reorganization.

(2)	All vested and unvested shares of common stock issued under the Executive Officer Deferred Stock Bonus Plan and all benefits thereunder were cancelled on August 16, 2004, the Effective Date of the Plan of Reorganization.

(3)	Includes payment to Mr. White in the amount of $376,594 in June 2004 pursuant to a severance agreement approved by the Bankruptcy Court on May 13, 2003.

(4)	Includes $466,919 for the year ended December 31, 2002, which represents the dollar value of the benefits of premiums paid by Leap for a split-dollar life insurance policy (unrelated to term life insurance coverage). Such payments were suspended in September 2002.
OPTION GRANTS IN LAST FISCAL YEAR
      There were no options granted by the Company to any of the named executive officers during the year ended December 31, 2004.
OPTION EXERCISES IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004
      There were no exercises of options to purchase common stock of Leap by the named executive officers during the 12 months ended December 31, 2004. All options to purchase common stock granted to the named executive officers prior to December 31, 2004 were cancelled on August 16, 2004, the Effective Date of the Plan of Reorganization.
EMPLOYEE BENEFIT PLANS
Equity Compensation Plans
      All of the outstanding shares of Leap common stock, warrants and options were cancelled as of August 16, 2004 pursuant to our Plan of Reorganization. Following our emergence from bankruptcy, as contemplated by Section 5.07 of the Plan of Reorganization, the compensation committee of our board of directors, acting pursuant to a delegation of authority from the board of directors, approved the Leap Wireless

International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan effective December 30, 2004. The 2004 Plan authorizes discretionary grants to our employees, consultants and independent directors, and to the employees and consultants of our subsidiaries, of stock options, restricted stock and deferred stock units. The aggregate number of shares of common stock subject to awards under the 2004 Plan will be no more than 4,800,000.
      Administration. The 2004 Plan will generally be administered by the compensation committee of the Company’s board of directors (the “Administrator”). The board of directors, however, will determine the terms and conditions of, and interpret and administer, the 2004 Plan for awards granted to the Company’s independent directors and, with respect to these awards, the term “Administrator” refers to the board of directors. As appropriate, administration of the 2004 Plan may be revested in the board of directors. In addition, for administrative convenience, the board of directors may determine to grant to one or more members of the board of directors or to one or more officers the authority to make grants to individuals who are not directors or executive officers.
      Stock Options. The 2004 Plan provides for discretionary grants of non-qualified stock options to employees, independent directors and consultants. The 2004 Plan also provides for the grant of incentive stock options, which may only be granted to employees. Options may be granted with terms determined by the Administrator; provided that incentive stock options must meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (“the Code”). The 2004 Plan provides that an option holder may exercise his or her option for three months following termination of employment, directorship or consultancy (12 months in the event such termination results from death or disability). With respect to options granted to employees, an option will terminate immediately in the event of an option holder’s termination for cause. The exercise price for stock options granted under the 2004 Plan will be set by the Administrator and may not be less than par value (except for incentive stock options and stock options granted to independent directors which must have an exercise price not less than fair market value on the date of grant). Options granted under the 2004 Plan will generally have a term of 10 years.
      Restricted Stock. Unless otherwise provided in the applicable award agreement, participants generally have all of the rights of a stockholder with respect to restricted stock. Restricted stock may be issued for a nominal purchase price and may be subject to vesting over time or upon attainment of performance targets. Any dividends or other distributions paid on restricted stock will also be subject to restrictions to the same extent as the underlying stock. Award agreements related to restricted stock may provide that restricted stock is subject to repurchase by the Company in the event that the participant ceases to be an employee, director or consultant prior to vesting.
      Deferred Stock Units. Deferred stock units represent the right to receive shares of stock on a deferred basis. Stock distributed pursuant to deferred stock units may be issued for a nominal purchase price and deferred stock units may be subject to vesting over time or upon attainment of performance targets. Stock distributed pursuant to a deferred stock unit award will not be issued before the deferred stock unit award has vested, and a participant granted a deferred stock unit award generally will have no voting or dividend rights prior to the time when the stock is distributed. The deferred stock unit award will specify when the stock is to be distributed. The Administrator may provide that the stock will be distributed pursuant to a deferred stock unit award on a deferred basis pursuant to a timely irrevocable election by the participant. The issuance of the stock distributable pursuant to a deferred stock unit award may not occur prior to the earliest of: (1) a date or dates set forth in the applicable award agreement, (2) the participant’s termination of employment or service with the Company (or in the case of any officer who is a “specified employee” as defined in Section 409A(a)(2)(B)(i) of the Code, six months after such termination), (3) an unforeseeable financial emergency affecting the participant, or (4) a change in control, as described below. Under no circumstances may the time or schedule of distribution of stock pursuant to a deferred stock unit award be accelerated.
      Awards Generally Not Transferable. Awards under the 2004 Plan are generally not transferable during the award holder’s lifetime, except, with the consent of the Administrator, pursuant to qualified domestic relations orders. The Administrator may allow non-qualified stock options to be transferable to certain permitted transferees (i.e., immediate family members for estate planning purposes).

      Changes in Control and Corporate Transactions. In the event of certain changes in the capitalization of the Company or certain corporate transactions involving the Company and certain other events (including a change in control, as defined in the 2004 Plan), the Administrator will make appropriate adjustments to awards under the 2004 Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards. The Company will give award holders 20 days’ prior written notice of certain changes in control or other corporate transactions or events (or such lesser notice as the Administrator determines is appropriate or administratively practicable under the circumstances) and of any actions the Administrator intends to take with respect to outstanding awards in connection with such change in control, transaction or event. Award holders will also have an opportunity to exercise any vested awards prior to the consummation of such changes in control or other corporate transactions or events (and such exercise may be conditioned on the closing of such transactions or events).
      Term of the 2004 Plan; Amendment and Termination. The 2004 Plan will be in effect until December 2014, unless our board of directors terminates the 2004 Plan at an earlier date. The board of directors may terminate the 2004 Plan at any time with respect to any shares not then subject to an award under the 2004 Plan. The board of directors may also modify the 2004 Plan from time to time, except that the board of directors may not, without prior stockholder approval, amend the 2004 Plan so as to increase the number of shares of stock that may be issued under the 2004 Plan, reduce the exercise price per share of the shares subject to any outstanding option, or amend the 2004 Plan in any manner which would require stockholder approval to comply with any applicable law, regulation or rule.
      See “Compensation of Directors” and “Awards to Executives under the 2004 Plan” below regarding recent awards under the 2004 Plan.
Employee Savings and Retirement Plan
      Our 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. We match a portion of the employee contributions and may, at our discretion, make additional contributions based upon earnings. Our contribution expenses for the years ended December 31, 2004, 2003 and 2002, were $1,041,000, $1,043,000, and $1,632,000, respectively.
Compensation of Directors
      On March 11, 2005, the board of directors granted to Mr. Michael Targoff non-qualified stock options to purchase 30,000 shares of our common stock, and granted to each of Dr. Mark Rachesky and Mr. James Dondero non-qualified stock options to purchase 21,900 shares of our common stock, in each case in recognition of their service on our board of directors without compensation since our emergence from bankruptcy on August 16, 2004, a period of significant development for the Company and its business. Each of these option awards vests one-third on the award date, one-third on January 1, 2006 and one-third on January 1, 2007. The exercise price for each of these stock options is $26.51 per share.
      In addition, in recognition of their current service on the board of directors, on March 11, 2005, the board of directors granted to Dr. Rachesky, as Chairman of the Board, non-qualified stock options to purchase 18,300 shares of our common stock and granted to each of Messrs. Dondero and Targoff non-qualified stock options to purchase 7,500 shares of our common stock. Mr. Targoff, as chairman of the Audit Committee, was granted non-qualified stock options to purchase an additional 2,000 shares of our common stock and Mr. Dondero, as chairman of the Compensation Committee, was granted non-qualified stock options to purchase an additional 1,200 shares of our common stock. Each of these option awards vests one-third on January 1, 2006, one-third on January 1, 2007 and one-third on January 1, 2008. The exercise price for each of these stock options is $26.51 per share.
      In connection with their appointment as directors of the Company on March 11, 2005 and March 14, 2005, respectively, the board granted each of Messrs. John Harkey and Robert LaPenta non-qualified stock options to purchase 5,000 shares of our common stock, which option awards vested fully on the award date, and additional non-qualified stock options to purchase 7,500 shares our common stock, which option awards vest one-third on January 1, 2006, one-third on January 1, 2007 and one-third on January 1, 2008. The exercise price for these option awards is $26.51 per share for Mr. Harkey and $26.45 for Mr. LaPenta.
      Each of the option awards to non-employee directors described above has a term of ten years, provided that the options terminate 90 days after the option-holder ceases to be a non-employee director of the Company. Special exercise and termination rules apply if the option-holder’s relationship with the Company is terminated as a result of death, disability, or cause (as defined in the 2004 Plan). The option awards will vest according to the schedules described above, provided that the relevant option-holder continues to serve as a non-employee director, and will automatically vest in full upon a change of control of the Company, as defined in the 2004 Plan.
      Leap also reimburses directors for reasonable and necessary expenses, including their travel expenses incurred in connection with attendance at board and board committee meetings.
Compensation Committee Interlocks and Insider Participation
      The current members of Leap’s Compensation Committee are Dr. Rachesky and Messrs. Dondero and Targoff. Former directors Robert Dynes and Thomas Page also served on the Compensation Committee during 2004. None of these directors or former directors has at any time been an officer or employee of Leap or any of its subsidiaries.
Employment Agreements
Resignation Agreement with William M. Freeman
      On February 24, 2005, Cricket and Leap entered into a Resignation Agreement with William M. Freeman, under which Mr. Freeman resigned as the chief executive officer and as a director of Leap, Cricket and their domestic subsidiaries, effective as of February 25, 2005. This Resignation Agreement superseded the Executive Employment Agreement entered into by Cricket and Mr. Freeman as of May 24, 2004. Under the Resignation Agreement, Mr. Freeman received a severance payment of $1,000,000. Mr. Freeman also relinquished all rights to any stock options, restricted stock and deferred stock unit awards from Leap. Mr. Freeman has executed a general release as a condition to his receipt of the severance payment. This description of the Resignation Agreement with Mr. Freeman is qualified in its entirety by reference to the full text of the Resignation Agreement, a copy of which is filed as an exhibit to this report.
Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson
      Effective as of February 25, 2005, Cricket and Leap entered into an Amended and Restated Executive Employment Agreement with S. Douglas Hutcheson in connection with Mr. Hutcheson’s appointment as chief executive officer of Cricket and Leap. The Amended and Restated Executive Employment Agreement amends, restates and supersedes the Executive Employment Agreement dated January 10, 2005, as amended, among Mr.
      Hutcheson, Cricket and Leap. Mr. Hutcheson’s term of employment under the Amended and Restated Executive Employment Agreement expires on December 31, 2008, unless extended by mutual agreement.
      Under the Amended and Restated Executive Employment Agreement, Mr. Hutcheson will receive an annual base salary of $350,000, subject to adjustment pursuant to periodic reviews by Leap’s Board of Directors, and an opportunity to earn an annual performance bonus. Mr. Hutcheson’s annual target performance bonus will be 80% of his base salary. The amount of any annual performance bonus will be determined in accordance with Cricket’s prevailing annual performance bonus practices that are used to determine annual performance bonuses for the senior executives of Cricket generally. In the event Mr. Hutcheson is employed by Cricket on December 31, 2008, then Mr. Hutcheson will receive the final installment of his 2008 annual performance bonus without regard to whether he is employed by Cricket on the date such final installments are paid to senior executives of Cricket. In addition, the Amended and Restated Executive Employment Agreement also specifies that Mr. Hutcheson is entitled to participate in all insurance and benefit plans generally available to Cricket’s executive officers. Mr. Hutcheson is also to receive a success bonus payment of $150,000 on the earlier to occur of September 30, 2005 (provided Mr. Hutcheson is still employed by Cricket on such date) and the date on which Mr. Hutcheson ceases to be employed by Cricket (other than as a result of a termination for cause).
      If, during the term of the Amended and Restated Executive Employment Agreement, all or substantially all of Cricket’s assets, or shares of stock of Leap or Cricket having 50% or more of the voting rights of the total outstanding stock of Leap or Cricket, as the case may be, are sold with the approval of or pursuant to the active solicitation of the Board of Directors of Leap or Cricket, as applicable, to a strategic investor, then if Mr. Hutcheson continues his employment with Cricket or its successor for two months following the closing of such sale, Cricket will pay to Mr. Hutcheson a stay bonus in a lump sum payment equal to his then-current monthly base salary for a period of 18 months.
      Under the terms of the Amended and Restated Executive Employment Agreement, if Mr. Hutcheson’s employment is terminated as a result of his discharge by Cricket without cause or if he resigns with good reason, he will be entitled to receive (1) a lump sum payment equal to his then-current monthly base salary for a period of nine months, (2) continued payment of his then-current base salary for a period of nine months, commencing nine months following his date of termination (which amounts will be reduced by any amounts received by Mr. Hutcheson from employment with a subsequent employer or for services as an independent contractor during such nine-month period), (3) if such termination or resignation occurs on or prior to December 31, 2005, a lump sum payment in an amount equal to the excess (if any) of his 2005 target performance bonus over any portion of his 2005 performance bonus already paid to him, and (4) if he elects continuation health coverage under COBRA, Cricket will pay the premiums for such continuation health coverage for a period of 18 months (or, if earlier, until he is eligible for comparable coverage with a subsequent employer). Mr. Hutcheson will be required to execute a general release as a condition to his receipt of any of these severance benefits.
      The agreement also provides that if Mr. Hutcheson’s employment is terminated by reason of his discharge without cause or his resignation for good reason, in each case within one year of a change in control, and he is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code as a result of any payments to him, then Cricket will pay him a “gross-up payment” equal to the sum of the excise tax and all federal, state and local income and employment taxes payable by him with respect to the gross-up payment. This gross-up payment will not exceed $1,000,000 and, if Mr. Hutcheson’s employment was terminated by reason of his resignation for good reason, such payment is conditioned on Mr. Hutcheson’s agreement to provide consulting services to Cricket or Leap for up to three days per month for up to a one-year period for a fee of $1,500 per day.
      If Mr. Hutcheson’s employment is terminated as a result of his discharge by Cricket for cause or if he resigns without good reason, he will be entitled only to his accrued base salary through the date of termination. If Mr. Hutcheson’s employment is terminated as a result of his death or disability, he will be entitled only to his accrued base salary through the date of death or termination, as applicable, and his pro rata share of his target performance bonus for the year in which his death or termination occurs.
      Effective January 5, 2005, the Compensation Committee granted Mr. Hutcheson non-qualified stock options to purchase 85,106 shares of Leap’s common stock at $26.55 per share under the 2004 Plan. Also effective January 5, 2005, the Compensation Committee conditionally granted Mr. Hutcheson restricted stock awards to purchase 90,000 shares of Leap’s common stock at $.0001 per share and deferred stock unit awards to purchase 30,000 shares of Leap’s common stock at $.0001 per share, subject to the filing by Leap of a Registration Statement on Form S-8 with respect to the 2004 Plan, which conditional grant is not effective until such filing takes place. Under the Amended and Restated Executive Employment Agreement, on February 24, 2005, Mr. Hutcheson was granted additional non-qualified stock options to purchase 75,901 shares of Leap’s common stock at $26.35 per share. Mr. Hutcheson also received a conditional grant of restricted stock awards to purchase 9,487 shares of Leap’s common stock at $.0001 per share, subject to the filing by Leap of a Registration Statement on Form S-8 with respect to the 2004 Plan, and which conditional grants are not effective until such filing takes place. The forms of award agreements for these awards are attached as Attachments A-1, A-2, A-3, A-4 and A-5 to his Amended and Restated Executive Employment

Agreement, which is filed as an exhibit to this report. The material terms of such awards are described in Leap’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2005, which is incorporated herein by reference, except that the additional stock options and restricted stock awards granted to Mr. Hutcheson on February 24, 2005 will vest with respect to up to 30% of the shares subject to such stock options and restricted stock awards upon Leap’s achievement of certain EBITDA and net customer addition targets for each of fiscal years 2005, 2006 and 2007 (in each case in approximately March of the following year), and shall vest in their entirety on December 31, 2008, in each case if Mr. Hutcheson is an employee, director or consultant of Leap or Cricket on such date.
      In addition, if Mr. Hutcheson’s employment is terminated by reason of discharge by Cricket other than for cause, or if he resigns for good reason, after February 28, 2006 (1) if Mr. Hutcheson agrees to provide consulting services to Cricket or Leap for up to five days per month for up to a one-year period for a fee of $1,500 per day, any remaining unvested shares subject to his stock options and restricted stock awards will vest and/or become exercisable on the last day of such one-year period, or (2) such remaining unvested shares subject to his stock options and restricted stock awards will vest and/or become exercisable on the third anniversary of the date of grant (for the January 5, 2005 awards) and on December 31, 2008 (for the February 24, 2005 awards). Mr. Hutcheson will be required to execute a general release as a condition to his receipt of the foregoing accelerated vesting.
      The description of the Amended and Restated Executive Employment Agreement with Mr. Hutcheson is qualified in its entirety by reference to the full text of the Amended and Restated Executive Employment Agreement, a copy of which is filed as an exhibit to this report.
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
      If, during the period commencing on May 13, 2003 and ending on August 16, 2005 (the first anniversary of the Effective Date of the Plan of Reorganization for Cricket under Chapter 11 of the Bankruptcy Code), the executive officer is terminated by Cricket other than for cause or if the executive officer resigns for good reason, the executive officer is entitled to:

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

Emergence Bonus Agreements
      Effective as of February 17, 2005, Leap entered into Emergence Bonus Agreements with four senior executive officers in connection with the emergence bonuses such officers were awarded in 2004 (See Item 11. Executive Compensation-Summary Compensation Table-Note 3.) The agreements provided that a portion of the emergence bonuses awarded in 2004 would not be paid to the executives until the earlier of September 30, 2005 or the date on which such executives cease to be employed by Cricket, unless such cessation of employment occurs as a result of a termination for cause. The portions of the 2004 emergence bonus covered by the respective Emergence Bonus Agreements are: Glenn T. Umetsu, Executive Vice President and Chief Technical Officer $125,000, David B. Davis, Senior Vice President, Operations $87,500, Robert J. Irving, Jr., Senior Vice President, General Counsel and Secretary $87,500, and Leonard C. Stephens, Senior Vice President, Human Resources $87,500.
Awards to Executives under the 2004 Plan
      Awards. Our board of directors and our Compensation Committee (with the approval of the board) have granted non-qualified stock options to the executive officers of Leap. In addition, our board of directors and our Compensation Committee (again with the approval of the board) have granted restricted stock awards and deferred stock unit awards to the executive officers of Leap, which grants are conditioned on the filing of a Registration Statement on Form S-8 with respect to the 2004 Plan and are not effective until such filing takes place. We expect to file this Registration Statement on Form S-8 shortly after filing this report.
      Options for the following number of shares of our common stock were granted: Mr. Hutcheson, 161,007 shares; Mr. Umetsu, 85,106 shares; Mr. Davis, 27,660 shares; Mr. Irving, 23,404 shares; and Mr. Stephens, 23,404 shares. Shares of restricted stock were granted in the following amounts: Mr. Hutcheson, 99,487 shares; Mr. Umetsu, 76,560 shares; Mr. Davis, 29,250 shares; Mr. Irving, 24,750 shares; and Mr. Stephens, 24,750 shares. Deferred stock unit awards were made with respect to the following shares: Mr. Hutcheson, 30,000 shares; Mr. Umetsu, 25,520 shares; Mr. Davis, 9,750 shares; Mr. Irving, 8,250 shares; and Mr. Stephens, 8,250 shares.
      Vesting. The stock options described above become exercisable on the third anniversary of the date of grant, and the restricted stock awards described above vest on February 28, 2008, in each case subject to accelerated vesting in increments ranging from a minimum of 10% to a maximum of 30% of the applicable award per year if the Company meets certain performance targets in 2005 and 2006 based on adjusted EBITDA and net customer additions. The deferred stock units are fully vested, but the shares of common stock distributable pursuant to the deferred stock unit awards will not be distributed until the earliest of: (1) August 15, 2005; (2) the executive officer’s termination of employment or service with the Company; or (3) the date immediately prior to a change in control.
      Change in Control Vesting of Stock Options and Restricted Stock. The stock options and restricted stock awards listed above will also become exercisable and/or vested on an accelerated basis in connection with certain changes in control. Except as otherwise described below, an executive officer will be entitled to accelerated vesting and/or exercisability in the event of a change in control only if he is an employee, director or consultant on the effective date of such accelerated vesting and/or exercisability.
      Suspension of Performance-Based Vesting. Following the date of a change in control, there will be no further additional performance-based vesting and/or exercisability applicable to stock options and restricted stock awards based on our adjusted EBITDA and net customer addition performance.
      Change in Control prior to January 1, 2006. In the event of a change in control prior to January 1, 2006, each stock option and restricted stock award will automatically accelerate and become exercisable and/or vested (1) immediately prior to the change in control, as to an additional number of shares equal to 50% of the then unvested shares subject to such stock option or restricted stock award, (2) on the first anniversary of the occurrence date of the change in control, as to an additional number of shares equal to 50% of the then unvested shares subject to such stock option or restricted stock award, and (3) on the second anniversary of the occurrence date of the change in control, as to any remaining unvested shares subject to such stock option or restricted stock award.
      Change in Control during 2006. In the event of a change in control during 2006, each stock option and restricted stock award will automatically accelerate and become exercisable and/or vested (1) immediately prior to the change in control, as to an additional number of shares equal to 75% of the then unvested shares subject to such stock option or restricted stock award, and (2) on the first anniversary of the occurrence date of the change in control, as to any remaining unvested shares subject to such stock option or restricted stock award.
      Change in Control on or after January 1, 2007. In the event of a change in control on or after January 1, 2007, each stock option and restricted stock award will automatically accelerate and become exercisable and/or vested (1) immediately prior to the change in control, as to an additional number of shares equal to 85% of the then unvested shares subject to such stock option or restricted stock award, and (2) on the first anniversary of the occurrence date of the change in control, as to any remaining unvested shares subject to such stock option or restricted stock award.
      Discharge Without Cause or Resignation for Good Reason in the Event of a Change in Control. In the event an employee has a termination of employment by reason of discharge by the Company other than for cause, or as a result of the executive officer’s resignation for good reason, during the period commencing 90 days prior to a change in control and ending 12 months after such change in control, each stock option and restricted stock award will automatically accelerate and become exercisable and/or vested (1) if the change in control occurs prior to January 1, 2006, as to 25% of the then unvested shares subject to such stock option or restricted stock award, or (2) if the change in control occurs on or after January 1, 2006, as to any remaining unvested shares subject to such stock option or restricted stock award. Such acceleration will occur upon termination of employment or, if later, immediately prior to the change in control. The terms “cause” and “good reason” are defined in the applicable award agreements.
      This description of the awards under the 2004 Plan is qualified in its entirety by reference to the full text of the 2004 Plan and the various award agreements, copies of which are filed as exhibits to this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table contains information about the beneficial ownership of our common stock for:

•	each stockholder known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.
      The percentage of ownership indicated in the following table is based on 60,000,000 shares of common stock outstanding on May 11, 2005.
      Information with respect to beneficial ownership has been furnished by each director, officer, beneficial owner of more than 5% of our common stock or selling stockholder and by Schedules 13D and 13G, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after May 11, 2005 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Beneficial Ownership(1)

	Number of	Percent of
5% Stockholders, Officers and Directors	Shares	Total

Entities affiliated with Harbert Distressed Investment Master Fund, Ltd.(2)	4,407,525	7.3
Entities affiliated with Highland Capital Management, L.P.(3)	5,442,446	9.1
MHR Institutional Advisors II LLC(4)	3,340,378	5.6
MHR Institutional Partners IIA LP(4)	8,415,428	14.0
Entities affiliated with Third Point Management Company L.L.C.(5)	3,665,615	6.1
James D. Dondero(6)(8)	5,449,746	9.1
Mark H. Rachesky, M.D.(7)(8)	11,763,106	19.6
John D. Harkey, Jr.(8)	5,000	*
Robert V. LaPenta(8)	5,000	*
Michael B. Targoff(8)	10,000	*
S. Douglas Hutcheson	10	*
Glenn T. Umetsu	0	*
Leonard C. Stephens	0	*
David B. Davis	0	*
Robert J. Irving, Jr.	61	*
Harvey P. White	0	*
William M. Freeman	0	*
All executive officers and directors as a group (14 persons)	17,232,923	28.7

*	Represents beneficial ownership of less than 1.0% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each person or entity named below is c/o Leap Wireless International, Inc., 10307 Pacific Center Court, San Diego, California 92121.

(2)	The address for this entity is c/o International Fund Services, Third Floor, Bishop Square Redmonds Hill, Dublin Ireland L2. These shares of common stock may be deemed to be beneficially owned by HMC Distressed Investment Offshore Manager, L.L.C. (“HMC Manager”), the investment manager of Harbert Distressed Investment Master Fund, Ltd. (“Harbert Distressed”), HMC Investors, L.L.C., its managing member (“HMC Investors”), Philip Falcone, a member of HMC Manager and the portfolio manager of Harbert Distressed and Raymond J. Harbert, a member of HMC Investors and Michael D. Luce, a member of HMC Investors. In such capacities, HMC Manager, HMC Investors, Mr. Falcone, Mr. Harbert and Mr. Luce exercise shared voting and dispositive power with respect to these shares of common stock, and each disclaims beneficial ownership of these shares of common stock except to the extent of their pecuniary interest therein. The address for HMC Manager and Mr. Falcone is 555 Madison Avenue, 16th Floor, New York New York 10022. The address for HMC Investors, Mr. Harbert and Mr. Luce is One Riverchase Parkway South, Birmingham, Alabama 35244.

(3)	Consists of (a) 76,137 shares of common stock held by Highland Floating Rate Advantage Fund (“Highland Advantage”); (b) 76,137 shares of common stock held by Highland Floating Rate Limited Liability Company (“Highland LLC”); (c) 2,309,794 shares of common stock held by Highland Crusader Offshore Partners, L.P. (“Crusader”); (d) 190,342 shares of common stock held by Highland Loan Funding V, Ltd. (“HLF”); (e) 194,148 shares of common stock held by Highland Legacy, Limited (“Legacy”); (f) 552,928 shares of common stock held by ML CBO IV (Cayman), Ltd. (“ML CBO”); (g) 52,504 shares of common stock held by PAM Capital Funding, L.P. (“PAM Capital”); (h) 951,708 shares of common stock held by Highland Equity Focus Fund, L.P. (“Focus”), and (i) 1,038,748 shares of common stock held in accounts for which Highland Capital Management, L.P.

(“HCMLP”) has investment discretion. HCMLP is the investment manager for Focus, Highland Advantage and Highland LLC, as well as the general partner of Crusader. Pursuant to certain management agreements, HCMLP serves as collateral manager for HLF, Legacy, ML CBO, and PAM Capital. Strand Advisors, Inc. (“Strand”) is the general partner of HCMLP. Mr. Dondero is a director and the President of Strand. Mr. Dondero also serves as a director of the Company. HCMLP, Strand and Mr. Dondero expressly disclaim beneficial ownership of the securities described above, except to the extent of their pecuniary interest therein. The address for Strand, Focus, Highland Advantage, Highland LLC, Crusader, HCMLP and Mr. Dondero is Two Galleria Tower, 13455 Noel Road, Suite 1300, Dallas, Texas 75240. The address for HLF, Legacy, ML CBO, and PAM Capital is P.O. Box 1093 GT, Queensgate House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(4)	Consists of (a) 3,340,378 shares of common stock held for the account of MHR Institutional Partners II LP, a Delaware limited partnership (“Institutional Partners II”) and (b) 8,415,428 shares of common stock held for the account of MHR Institutional Partners IIA LP, a Delaware limited partnership (“Institutional Partners IIA”). MHR Institutional Advisors II LLC (“Institutional Advisors”) is the general partner of Institutional Partners II and Institutional Partners IIA. In such capacity, Institutional Advisors may be deemed to be the beneficial owner of these shares of common stock. The address for this entity is 40 West 57th Street, 24th Floor, New York, New York 10019.

(5)	Daniel S. Loeb is the managing member of Third Point Management Company L.L.C. (“Third Point”) and as such, may be deemed to be an indirect beneficial owner. The address for Mr. Loeb and Third Point is 360 Madison Avenue, 24th Floor, New York New York 10017.

(6)	Consists of the shares in footnote 3 above. Mr. Dondero is the President and a director of Strand and as such, he may be deemed to be an indirect beneficial owner of these shares. Mr. Dondero disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his pecuniary interest therein. The address for Mr. Dondero is Two Galleria Tower, 13455 Noel Road, Suite 1300, Dallas, Texas 75240.

(7)	Consists of the shares in footnote 4 above. Dr. Rachesky is the managing member of Institutional Advisors II and as such, he may be deemed to be a beneficial owner of these shares. Dr. Rachesky disclaims beneficial ownership of the shares of common stock held by these entities. The address for Dr. Rachesky is 40 West 57th Street, 24th Floor, New York, New York 10019.

(8)	Includes shares issuable upon exercise of options, as follows: (a) exercisable as of March 11, 2005: Mr. Dondero, 7,300 shares; Dr. Rachesky, 7,300 shares; Mr. Harkey, 5,000 shares, and Mr. Targoff, 10,000 shares; and (b) exercisable as of March 14, 2005: Mr. LaPenta, 5,000 shares.

Item 13.	Certain Relationships and Related Transactions
Transactions with MCG PCS, Inc.
      Pursuant to an arbitration award, MCG was issued approximately 35.8% of our issued and outstanding stock in August 2002. On January 30, 2004, we entered into a settlement agreement with MCG and other entities to settle various disputes. Pursuant to this settlement agreement, we agreed to pay a portion of MCG’s attorneys’ fees and expenses incurred in connection with the cases brought against us (subject to a maximum of $750,000). On August 16, 2004, pursuant to the settlement agreement, MCG dismissed its appeal of the Bankruptcy Court’s confirmation order of Leap’s Plan of Reorganization, Cricket paid $750,000 to MCG, and Leap issued to MCG PCS, Inc. warrants to purchase 600,000 shares of Leap common stock, $0.0001 par value per share, at an exercise price of $16.83 per share. The warrants expire on March 23, 2009, and contain customary anti-dilution and net-issuance provisions. The warrants to purchase Leap common stock were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 4(2) of the Securities Act of 1933.
Other Transactions
      In August 2004, we entered into a registration rights agreement with certain holders of our common stock, including MHR Institutional Partners II LP, MHR Institutional Partners IIA LP (these entities are affiliated with Mark H. Rachesky, M.D., one of our directors) and Highland Capital Management, L.P. (this entity is affiliated with James D. Dondero, one of our directors), whereby we granted them registration rights with respect to the shares of common stock issued to them on the Effective Date.
      Pursuant to this registration rights agreement, we are required to register for sale shares of common stock held by these holders upon demand of a holder of a minimum of 15% of our common stock on the Effective Date of the Plan of Reorganization or when we register for sale to the public shares of our common stock. We are also required to effect a “shelf” registration statement pursuant to which these holders may sell their shares of common stock on a delayed or continuous basis. In the event that we register shares of common stock held by these entities, we are obligated to pay all the expenses of registration, other than underwriting fees, discounts and commissions. The registration rights agreement contains cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions in a registration statement that are attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.
      We have entered into indemnification agreements with each of our executive officers and directors. Those indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of our new Credit Agreement in the following amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.

Item 14.	Principal Accounting Fees and Services
      The following table summarizes the aggregate fees billed to the Company by its independent auditors, PricewaterhouseCoopers, LLP (“PwC”), for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003

Audit fees(1)	$1,589	$803
Audit-related fees(2)	47	118
Tax fees(3)	245	393
All other fees(4)	44	149

Total	$1,925	$1,463

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” For the year ending December 31, 2004, this category included consultations on accounting for bankruptcy and other accounting matters and the employee benefit plan audits. For the year ending December 31, 2003, this category included fees related to the preparation of an employment and fee application related to providing ongoing services while the Company operated in bankruptcy, consultations on accounting for bankruptcy and other accounting matters, and the employee benefit plan audits.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services included assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above. In 2004, this category included fees related to summarizing billable hours and audit fees for bankruptcy fee applications. In 2003, this category included fees related to the Company’s participation in a benchmarking study on the Company’s work-force related cost structure and organization.
      In considering the nature of the services provided by PwC, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with PwC and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The Audit Committee requires that all services performed by PwC are pre-approved prior to the services being performed. During 2004 all services were pre-approved in accordance with these procedures.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedules.

Documents filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2004

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the five months ended December 31, 2004, the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the five months ended December 31, 2004, the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the five months ended December 31, 2004, the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (b) Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.2(2)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.3(3)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1(4)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(4)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1*	Form of Common Stock Certificate.
4.2(4)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
10.1(5)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10.2(6)†	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).
10.2.1(7)†	Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).

Exhibit
Number	Description

10.2.2(7)†	Form of Amendment to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).
10.2.3(8)	Schedule to Form of Amendment to System Equipment Purchase Agreement.
10.2.4(8)†	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc.
10.2.5(9)	Amended and Restated Settlement Agreement, entered into as of September 29, 2003, by and among Leap Wireless International, Inc., Cricket Communications, Inc. and Cricket Communications Holdings, Inc., on behalf of themselves and certain other related debtors and debtors in possession whose cases are being jointly administered with the bankruptcy cases of Leap Wireless International, Inc., Cricket and Holdings and which are listed on Exhibit “A” thereto, Cricket Performance 3, Inc. and Ericsson Wireless Communications Inc.
10.2.6(10)†	Amendment #11 to System Equipment Purchase Agreement, effective as of May 12, 2004, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc.
10.3(6)†	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto).
10.3.1(11)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.3.2(11)†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.3.3(12)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.3.4(12)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.3.5(9)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.
10.3.6(13)†	Amendment No. 6 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of February 4, 2004.
10.3.7(20)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10.4(14)†	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.4.1(14)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.4.2(20)†	Amendment No. 2 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2004, by and between Cricket Communications, Inc. and Nortel Networks Inc.

Exhibit
Number		Description

10.5(15)#		Form of Severance Benefits Agreement by and between Leap Wireless International, Inc., Cricket Communications, Inc. and certain officers of Leap and Cricket.
10.5.1*#		Schedule to form of Severance Benefits Agreement.
10.5.2(15)#		Severance Benefits Agreement, dated May 27, 2003, between Leap Wireless International, Inc., Cricket Communications, Inc. and Robert J. Irving.
10.7*#		Resignation Agreement by and among Leap Wireless International, Inc., Cricket Communications, Inc. and William M. Freeman, dated February 25, 2005.
10.8(16)#		Consulting Agreement, dated as of August 1, 2004, by and between Cricket Communications, Inc. and Al Moschner.
10.9(16)#		Indemnity Agreement, dated as of October 26, 2004, by and between Leap Wireless International, Inc. and Manford Leonard.
10.10(16)#		Letter Agreement, dated October 26, 2004, by and between Cricket Communications, Inc. and Manford Leonard.
10.11*		Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.11.1*		Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.12(17)#		Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.12.1(17)#	†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.12.2(17)#	†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.
10.12.3(17)#		Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.12.4*#		Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.13*#†		Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.14(18)		Credit Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10.14.1(18)		Security Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Guarantors and Bank of America, N.A., as collateral agent.
10.14.2(18)		Parent Guaranty, dated January 10, 2005, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.
10.14.3(18)		Subsidiary Guaranty, dated January 10, 2005, made by the Subsidiary Guarantors in favor of the secured parties under the Credit Agreement.
10.15*		Employment offer letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.16.1*		Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Glenn T. Umetsu.
10.16.2*		Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and David B. Davis.
10.16.3*		Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10.16.4*		Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.

Exhibit
Number	Description

21.1*	Subsidiaries of Leap Wireless International, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this annual report pursuant to U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any fling of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), as filed with the SEC on September 14, 1998 and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the SEC on November 21, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 12, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 17, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as filed with the SEC on September 23, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the SEC on November 22, 2004, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 10, 2005, filed with the SEC on January 14, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on May 13, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.
May 16, 2005

By:	/s/ S. Douglas Hutcheson

S. Douglas Hutcheson,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive Officer)	May 16, 2005

/s/ Dean M. Luvisa Dean M. Luvisa	Vice President, Finance, Treasurer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2005

/s/ James D. Dondero James D. Dondero	Director	May 16, 2005

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	May 16, 2005

/s/ Robert V. LaPenta Robert V. LaPenta	Director	May 16, 2005

/s/ Mark H. Rachesky Mark H. Rachesky	Chairman of the Board and Director	May 16, 2005

/s/ Michael B. Targoff Michael B. Targoff	Director	May 16, 2005