Form 10-Q/A
period 2004-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2005-05-24
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________ to ____________ .

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The number of shares of registrant’s common stock outstanding on May 20, 2005 was 60,000,000.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended September 30, 2004 includes unaudited interim condensed consolidated financial statements of Leap Wireless International, Inc. (the Predecessor Company) for the seven months ended July 31, 2004 and unaudited interim condensed consolidated financial statements of Leap Wireless International, Inc. (the Successor Company) for the two months ended September 30, 2004.

The previously issued unaudited interim condensed consolidated financial statements of the Predecessor Company have been restated to properly present various liabilities, including asset retirement obligations and deferred rent, upon the adoption of fresh start reporting as of July 31, 2004. The previously issued unaudited condensed consolidated financial statements of the Successor Company have been restated to correct errors in accounting for leases, service and equipment revenues, investment income and to record additional income tax expense due to these corrections. See Note 3 to our condensed consolidated financial statements included in Part I — Item 1 of this report for additional information.

We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Form 10-Q”), filed on November 22, 2004 (the “Original Filing Date”), that has been changed to reflect the restatement. These items include: Part I, Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures. We have supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this amendment. No other information included in the Original Form 10-Q is amended hereby.

Except as stated above, this report speaks only as of the Original Filing Date and this filing does not reflect any events occurring after the Original Filing Date.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter Ended September 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	Successor	Predecessor
	Company	Company
	September 30,	December 31,
	2004	2003
	(As Restated)
	(See Note 3)
Assets
Cash and cash equivalents	$140,234	$84,070
Short-term investments	99,991	65,811
Restricted cash, cash equivalents and short-term investments	35,643	55,954
Funds distributed to Leap Creditor Trust (Note 1)	—	67,800
Inventories	33,286	17,680
Other current assets	33,656	39,145

Total current assets	342,810	330,460
Property and equipment, net	579,680	817,075
Wireless licenses, net	652,664	560,056
Goodwill and other intangible assets, net	489,020	—
Other assets	15,038	49,252

Total assets	$2,079,212	$1,756,843

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$91,663	$64,485
Current maturities of long-term debt (Note 6)	40,586	74,112
Other current liabilities	67,271	54,923

Total current liabilities	199,520	193,520
Long-term debt (Note 6)	372,192	—
Other long-term liabilities	31,194	55,157

Total liabilities	602,906	248,677
Liabilities subject to compromise (Note 5)	—	2,401,522
Commitments and contingencies (Notes 1 and 8)
Stockholders’ equity (deficit):
Predecessor Company and Successor Company preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Predecessor Company common stock — authorized 300,000,000 shares, $.0001 par value; 58,704,224 shares issued and outstanding	—	6
Successor Company common stock — authorized 160,000,000 shares, $.0001 par value; 60,000,000 shares issued and outstanding	6	—
Additional paid-in capital	1,478,392	1,156,410
Unearned stock-based compensation	—	(421)
Accumulated deficit	(1,982)	(2,048,431)
Accumulated other comprehensive income (loss)	(110)	(920)

Total stockholders’ equity (deficit)	1,476,306	(893,356)

Total liabilities and stockholders’ equity (deficit)	$2,079,212	$1,756,843

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor
	Company	Predecessor Company
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
	(As Restated)	(As Restated)
	(See Note 3)	(See Note 3)
Revenues:
Service revenues	$113,011	$57,375	$160,849
Equipment revenues	24,772	11,749	32,034

Total revenues	137,783	69,124	192,883

Operating expenses:
Cost of service (exclusive of items shown separately below)	(32,873)	(18,161)	(47,849)
Cost of equipment	(31,383)	(12,770)	(49,188)
Selling and marketing	(16,769)	(6,805)	(21,610)
General and administrative	(21,707)	(8,982)	(38,723)
Depreciation and amortization	(29,547)	(26,007)	(74,903)
Impairment of long-lived assets and related charges	—	(266)	(4,083)

Total operating expenses	(132,279)	(72,991)	(236,356)
Gains on sale of wireless licenses	—	532	3,117

Operating income (loss)	5,504	(3,335)	(40,356)
Interest income	608	—	—
Interest expense (contractual interest expense was $22.7 million for the one month ended July 31, 2004 and $62.0 million for the three months ended September 30, 2003)	(5,545)	(464)	(2,356)
Other income (expense), net	155	303	(19)

Income (loss) before reorganization items and income taxes	722	(3,496)	(42,731)
Reorganization items, net	—	963,156	(2,595)

Income (loss) before income taxes	722	959,660	(45,326)
Income taxes	(2,704)	(295)	(2,091)

Net income (loss)	$(1,982)	$959,365	$(47,417)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	(110)	—	140

Comprehensive income (loss)	$(2,092)	$959,365	$(47,277)

Basic and diluted net income (loss) per common share	$(0.03)	$16.36	$(0.81)

Shares used in per share calculations:
Basic and diluted	60,000	58,631	58,704

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor
	Company	Predecessor Company
	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
	(As Restated)	(As Restated)
	(See Note 3)	(See Note 3)
Revenues:
Service revenues	$113,011	$398,451	$483,912
Equipment revenues	24,772	83,196	78,462

Total revenues	137,783	481,647	562,374

Operating expenses:
Cost of service (exclusive of items shown separately below)	(32,873)	(113,988)	(153,918)
Cost of equipment	(31,383)	(97,160)	(132,994)
Selling and marketing	(16,769)	(51,997)	(65,353)
General and administrative	(21,707)	(81,514)	(126,706)
Depreciation and amortization	(29,547)	(177,494)	(226,055)
Impairment of indefinite-lived intangible assets	—	—	(171,140)
Impairment of long-lived assets and related charges	—	(626)	(22,721)

Total operating expenses	(132,279)	(522,779)	(898,887)
Gains on sale of wireless licenses	—	532	4,589

Operating income (loss)	5,504	(40,600)	(331,924)
Interest income	608	—	779
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004 and $184.7 million for the nine months ended September 30, 2003)	(5,545)	(4,195)	(82,307)
Other income (expense), net	155	(293)	(187)

Income (loss) before reorganization items and income taxes	722	(45,088)	(413,639)
Reorganization items, net	—	962,444	(4,963)

Income (loss) before income taxes	722	917,356	(418,602)
Income taxes	(2,704)	(4,166)	(6,072)

Net income (loss)	$(1,982)	$913,190	$(424,674)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	(110)	—	225

Comprehensive income (loss)	$(2,092)	$913,190	$(424,449)

Basic and diluted net income (loss) per common share	$(0.03)	$15.58	$(7.23)

Shares used in per share calculations:
Basic and diluted	60,000	58,623	58,704

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Successor
	Company	Predecessor Company
	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
	(As Restated)	(As Restated)
	(See Note 3)	(See Note 3)
Operating activities:
Net cash provided by operating activities	$27,045	$120,623	$105,235

Investing activities:
Purchase of property and equipment	(10,433)	(33,241)	(27,279)
Net proceeds from sales of wireless licenses	—	2,000	4,722
Purchase of investments	(12,798)	(87,201)	(111,183)
Sale and maturity of investments	7,300	58,333	79,197
Restricted cash, cash equivalents and short-term investments, net	11,453	9,810	13,734

Net cash used in investing activities	(4,478)	(50,299)	(40,809)

Financing activities:
Repayment of long-term debt	(36,727)	—	(4,365)
Other	—	—	50

Net cash used in financing activities	(36,727)	—	(4,315)

Net increase (decrease) in cash and cash equivalents	(14,160)	70,324	60,111
Cash and cash equivalents at beginning of period	154,394	84,070	100,860

Cash and cash equivalents at end of period	$140,234	$154,394	$160,971

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

     Any cash held in reserve by Leap immediately prior to the Effective Date of the Plan of Reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap will be distributed to the Leap Creditor Trust. At September 30, 2004, approximately $10.8 million remained in reserve by Leap and was included in restricted cash and Cricket had restricted cash and cash equivalents of $22.6 million that included funds set aside or pledged to satisfy payments and administrative and priority claims against the Cricket Companies following emergence from bankruptcy, and cash restricted for other purposes.

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

Note 2. Fresh-Start Reporting

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

     The adjustments to the Predecessor Company’s unaudited condensed consolidated balance sheet at July 31, 2004 resulting from the application of fresh start accounting are summarized below. The summary should be reviewed in conjunction with the Company’s unaudited condensed consolidated financial statements and corresponding notes contained elsewhere in this report (unaudited) (in thousands):

	Predecessor				Successor
	Company				Company
	July 31,	Reorganization		Fresh-Start	July 31,
	2004	Adjustments		Adjustments	2004
		(As Restated)		(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$152,742	$1,652	[a]	$—	$154,394
Short-term investments	94,741	—		—	94,741
Restricted cash, cash equivalents and short-term investments	48,655	(1,652)[a]		—	47,003
Funds distributed to Leap Creditor Trust	68,790	(68,790)[a]		—	—
Inventories	34,739	—		—	34,739
Other current assets	36,235	(1,464)[a]		(1,377)[e]	33,394

Total current assets	435,902	(70,254)		(1,377)	364,271
Property and equipment, net	675,347	—		(82,352)[e]	592,995
Wireless licenses, net	558,913	(1,100)[a]		94,791 [e]	652,604
Goodwill	—	—		329,619 [e]	329,619
Other intangible assets	—	—		166,000 [e]	166,000
Other assets	52,998	(36,400)[a]		(14)[e]	16,584

Total assets	$1,723,160	$(107,754)		$506,667	$2,122,073

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$69,140	$27,898	[b]	$(1,724)[e]	$95,314
Current maturities of long-term debt	74,799	(4)[b]		2,638 [e]	77,433
Other current liabilities	66,584	14,403	[b]	(6,386)[e]	74,601

Total current liabilities	210,523	42,297		(5,472)	247,348
Long-term debt	—	372,750	[c]	—	372,750
Other long-term liabilities	59,052	1,094	[b]	(36,569)[e]	23,577

Total liabilities	269,575	416,141		(42,041)	643,675
Liabilities subject to compromise	2,398,230	(2,398,230)[b]		—	—
Stockholders’ equity (deficit):
Common stock	6	—	[d]	—	6
Additional paid-in capital	1,155,236	909,689	[d]	(586,533)[e]	1,478,392
Unearned stock-based compensation	(53)	53	[d]	—	—
Accumulated deficit	(2,098,961)	963,720	a-d	1,135,241 [e]	—
Accumulated other comprehensive loss	(873)	873	[d]	—	—

Total stockholders’ equity (deficit)	(944,645)	1,874,335		548,708	1,478,398

Total liabilities and stockholders’ equity (deficit)	$1,723,160	$(107,754)		$506,667	$2,122,073

Adjustments reflected in the unaudited condensed consolidated balance sheet above are as follows:

(a)	To record the transfer of Leap assets to the Leap Creditor Trust.

(b)	To record the assumption or discharge of liabilities subject to compromise and the cancellation of Predecessor Company debt and other liabilities compromised pursuant to the Plan of Reorganization.

(c)	To record the issuance of new senior secured pay-in-kind notes, in accordance with the Plan of Reorganization.

(d)	To record the cancellation of the old common stock and other equity and the issuance of new common stock and warrants in accordance with the Plan of Reorganization.

(e)	To adjust the carrying value of assets, liabilities and stockholders’ deficit to fair value, in accordance with fresh start reporting, and record goodwill and other intangible assets for the reorganization value in excess of net assets.

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

     The impact of the above adjustments required to correct the errors in the Predecessor Company unaudited consolidated financial statements as of and for the one and seven month periods ended July 31, 2004 was as follows (in thousands):

	As of July 31, 2004
	Previously
	Reported	As Restated
Consolidated Balance Sheet Data:
Goodwill and other intangible assets	$500,548	$495,619
Accounts payable and accrued liabilities	$99,168	$95,314
Other current liabilities	$84,811	$74,601
Other long-term liabilities	$14,440	$23,577

	One Month Ended July 31, 2004
	Previously
	Reported	As Restated
Consolidated Statement of Operations Data:
Reorganization gain, net	$958,228	$963,156
Net income	$954,437	$959,365
Basic and diluted net income per common share	$16.28	$16.36

	Seven Months Ended July 31, 2004
	Previously
	Reported	As Restated
Consolidated Statement of Operations Data:
Reorganization gain, net	$957,516	$962,444
Net income	$908,262	$913,190
Basic and diluted net income per common share	$15.49	$15.58

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

     In preparing for its annual audit, the Company also identified other errors in the previously reported unaudited interim financial information for the two months ended September 30, 2004. These errors resulted from inadequate account reconciliation procedures and led to the understatement of service revenue by $0.9 million, the understatement of equipment revenue by $0.3 million and the understatement of realized investment gains by $0.3 million. The Company also recorded additional income tax expense of $0.4 million for the two months ended September 30, 2004 relating to the above adjustments. The per share effects of each of the above adjustments were not material.

     The impact of the above adjustments required to correct the errors relating to the unaudited interim financial information of the Successor Company as of September 30, 2004 and for the two month period then ended was as follows (in thousands):

	As of September 30, 2004
	Previously
	Reported	As Restated
Consolidated Balance Sheet Data:
Goodwill and other intangible assets	$494,289	$489,020
Accounts payable and accrued liabilities	$95,963	$91,663
Other current liabilities	$76,709	$67,271
Other long-term liabilities	$22,945	$31,194
Accumulated other comprehensive income (loss)	$220	$(110)

	Two Months Ended
	September 30, 2004
	Previously
	Reported	As Restated
Consolidated Statement of Operations Data:
Service revenues	$112,084	$113,011
Equipment revenues	$24,502	$24,772
Cost of service	$(32,333)	$(32,873)
General and administrative expenses	$(21,673)	$(21,707)

	Two Months Ended
	September 30, 2004
	Previously
	Reported	As Restated
Operating income	$4,882	$5,504
Interest income	$278	$608
Income tax expense	$(2,340)	$(2,704)
Net loss	$(2,572)	$(1,982)
Unrealized holding gains (losses) on investments, net	$220	$(110)
Basic and diluted net loss per common share	$(0.04)	$(0.03)

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

     The following table summarizes the components of reorganization items, net in the Predecessor Company’s condensed consolidated statements of operations (unaudited) (in thousands):

	Predecessor Company
	One Month	Three Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	September 30,	July 31,	September 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
Professional fees	$(1,069)	$(3,975)	$(5,005)	$(8,496)
Gain on settlement of liabilities	—	—	2,500	1,467
Adjustment of liabilities to allowed amounts	—	—	(360)	—
Post-petition interest income	352	1,380	1,436	2,066
Net gain on discharge of liabilities and the net effect from application of fresh start accounting	963,873	—	963,873	—

Total reorganization items, net	$963,156	$(2,595)	$962,444	$(4,963)

Revenues and Cost of Revenues

     For the Company’s Cricket business, revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003, activation fees are allocated to the other elements of the multiple element arrangement on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the one month ended July 31, 2004, the two months ended September 30, 2004 and the seven months ended July 31, 2004 totaled $1.6 million, $2.9 million and $11.8 million, respectively. Activation fees included in equipment revenue for both the three and nine months ended September 30, 2003 totaled $4.5 million. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

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

     Upon emergence from Chapter 11 and adoption of fresh-start accounting, the Company re-assessed the carrying values and useful lives of its property and equipment. As a result of this re-assessment, which included a review of the Company’s historical usage of and expected future service from existing property and equipment, and a review of industry experience with similar property and equipment, the Company changed the depreciable lives for certain network equipment assets, such as switches, switch power equipment, and cell site equipment. These network equipment assets that were previously depreciated over periods ranging from two to five years are now depreciated over periods ranging from three to fifteen years. As a result of this change, depreciation expense and net loss were reduced by approximately $20.5 million, or $0.34 per share, for the two months ended September 30, 2004 compared to what they would have been if the useful lives had not been revised. The estimated useful lives for the Company’s other property and equipment, which have remained unchanged, are three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible net assets recorded in connection with fresh start accounting. Other intangible assets were recorded upon adoption of fresh start accounting and consist of trademarks, which are being amortized on a straight-line basis over their estimated useful lives of fourteen years, and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives of four years. At September 30, 2004, goodwill was $328.8 million, trademarks were $36.6 million, net of accumulated amortization of $0.4 million, and customer relationships were $123.6 million, net of accumulated amortization of $5.4 million. Amortization expense for the two months ended September 30, 2004 was $5.8 million. Estimated amortization expense for intangible assets for the remainder of 2004 and for 2005 through 2008 is $8.7 million, $34.9 million, $34.9 million, $34.9 million and $21.5 million, respectively, and $25.3 million thereafter.

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

     The following table shows the effects on net income (loss) and income (loss) per share if the Predecessor Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (unaudited) (in thousands, except per share data):

	Predecessor Company
		Three	Seven
	One Month	Months	Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	September 30,	July 31,	September 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
Net income (loss):
As reported	$959,365	$(47,417)	$913,190	$(424,674)
Add back stock-based compensation (expense) benefit included in net loss	18	232	(837)	69
Less net pro forma compensation (expense) benefit	1,336	(2,741)	6,209	(8,006)

Pro forma net income (loss)	$960,719	$(49,926)	$918,562	$(432,611)

Basic and diluted net income (loss) per common share:
As reported	$16.36	$(0.81)	$15.58	$(7.23)

Pro forma	$16.39	$(0.85)	$15.67	$(7.37)

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4. Supplementary Financial Information

Supplementary Balance Sheet Information (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company
	September 30,	December 31,
	2004	2003
	(As Restated)
Property and equipment, net:
Network equipment	$566,444	$1,385,919
Computer equipment and other	23,286	100,031
Construction-in-progress	13,696	24,723

	603,426	1,510,673
Accumulated depreciation	(23,746)	(693,598)

	$579,680	$817,075

Accounts payable and accrued liabilities:
Trade accounts payable	$26,221	$15,300
Accrued payroll and related benefits	16,381	9,358
Other accrued liabilities	49,061	39,827

	$91,663	$64,485

Other current liabilities:
Accrued taxes	$45,155	$21,718
Deferred revenue	18,801	23,532
Accrued interest	338	4,502
Other	2,977	5,171

	$67,271	$54,923

Supplementary Cash Flow Information (unaudited) (in thousands):

	Successor
	Company	Predecessor Company
	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
Supplementary disclosure of cash flow information:
Cash paid for interest	$8,227	$—	$15,945
Cash provided by (paid for) reorganization activities, (included in net cash provided by operating activities):
Payments to Leap Creditor Trust	—	(990)	—
Payments for professional fees	—	(7,975)	(3,830)
Cash received from vendor settlements, net of cure amounts paid	—	1,984	—
Interest income	—	1,485	2,066

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

	Successor
	Company	Predecessor Company
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
Employee stock options	—	5,312	7,188
Non-vested restricted stock	—	76	88
Senior and Senior Discount Note warrants	—	2,830	2,830
Qualcomm warrant	—	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc	—	95	95
Warrant to MCG	600	—	—

	Successor
	Company	Predecessor Company
	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2004	2004	2003
Employee stock options	—	5,312	7,188
Non-vested restricted stock	—	76	88
Senior and Senior Discount Note warrants	—	2,830	2,830
Qualcomm warrant	—	3,375	3,375
Warrant to Chase Telecommunications Holdings, Inc	—	95	95
Warrant to MCG	600	—	—

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

     The Successor Company reported pre-tax income of $722,000 and income tax expense of $2.7 million for the two months ended September 30, 2004, an effective tax rate of 375%. The Successor Company’s income tax expense resulted from book expenses, primarily high-yield debt interest expense, which are not deductible for tax purposes, and from increases in deferred tax liabilities resulting from the amortization of wireless licenses for tax purposes. The Successor Company can utilize available Predecessor Company net operating losses (“NOLs”) to reduce its taxable income. The Predecessor Company’s effective tax rate for the one month ended July 31, 2004 and the three and nine months ended September 30, 2003 was 0%, (5%) and (1%), respectively. The Predecessor Company’s tax expense for such periods varied from the expected tax benefit since full valuation allowances had been provided against deferred tax assets, and because deferred tax liabilities increased due to amortization of wireless licenses for tax purposes.

     In connection with the Company’s emergence from bankruptcy there was a significant reduction of the Company’s outstanding indebtedness, and as a result, it realized cancellation of indebtedness income. The Company is not required to recognize such cancellation of indebtedness income for tax purposes; however, the Company must reduce its NOLs by the amount of such excluded income.

     At September 30, 2004, the Company estimates it had federal NOLs of approximately $468 million. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize its NOLs is subject to an annual limitation due to an ownership change upon its emergence from bankruptcy, as well as a previous ownership change in 2002.

     The Company’s net deferred tax assets at September 30, 2004 are subject to a full valuation allowance. Pursuant to SOP 90-7, future decreases in the valuation allowance will be accounted for as a reduction in goodwill. Goodwill was reduced by $0.8 million during the two months ended September 30, 2004, due to such decreases.

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

Overview

     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the unaudited interim financial information of the Predecessor Company for the one and seven month periods ended July 31, 2004 and the Successor Company for the two month period ended September 30, 2004. See Note 3 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

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

     During the Chapter 11 process, we achieved significant expense reductions resulting from our continued focus on minimizing costs, the renegotiation of key contracts and the rejection of executory contracts and leases deemed no longer necessary for the operation of the Cricket business. We also implemented, and are continuing to implement, targeted strategies designed to improve the productivity of our sales channels. For the nine months ended September 30, 2004, consolidated net cash provided by operating activities, which was primarily generated by the Cricket Companies, was approximately $147.7 million (including $5.5 million of net cash used for reorganization items), compared to consolidated net cash provided by operating activities of approximately $105.2 million (including $1.8 million of net cash used for reorganization items) for the comparable period of the prior year. At September 30, 2004, we had approximately $240.2 million in unrestricted cash, cash equivalents and short-term investments, an increase of $90.3 million compared to $149.9 million in unrestricted cash, cash equivalents and short-term investments at December 31, 2003.

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

     The following table presents the Predecessor and Successor Companies’ combined condensed consolidated results of operations data for the periods indicated (unaudited) (in thousands). This data has been derived from interim condensed consolidated financial statements that have been restated for the one month and seven months ended July 31, 2004 and the two months ended September 30, 2004 to reflect adjustments that are further discussed in Note 3 of the condensed consolidated financial statements included in Part I — Item 1 of this report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
Revenues:
Service revenues	$170,386	$160,849	$511,462	$483,912
Equipment revenues	36,521	32,034	107,968	78,462

Total revenues	206,907	192,883	619,430	562,374
Operating expenses:
Cost of service (exclusive of items shown separately below)	(51,034)	(47,849)	(146,861)	(153,918)
Cost of equipment	(44,153)	(49,188)	(128,543)	(132,994)
Selling and marketing	(23,574)	(21,610)	(68,766)	(65,353)
General and administrative	(30,689)	(38,723)	(103,221)	(126,706)
Depreciation and amortization	(55,554)	(74,903)	(207,041)	(226,055)
Impairment of indefinite-lived intangible assets	—	—	—	(171,140)
Impairment of long-lived assets and related charges	(266)	(4,083)	(626)	(22,721)

Total operating expenses	(205,270)	(236,356)	(655,058)	(898,887)
Gains on sale of wireless licenses	532	3,117	532	4,589

Operating income (loss)	2,169	(40,356)	(35,096)	(331,924)
Interest income	608	—	608	779
Interest expense	(6,009)	(2,356)	(9,740)	(82,307)
Other income (expense), net	458	(19)	(138)	(187)

Loss before reorganization items and income taxes	(2,774)	(42,731)	(44,366)	(413,639)
Reorganization items, net	963,156	(2,595)	962,444	(4,963)

Income (loss) before income taxes	960,382	(45,326)	918,078	(418,602)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
Income taxes	(2,999)	(2,091)	(6,870)	(6,072)

Net income (loss)	$957,383	$(47,417)	$911,208	$(424,674)

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

     During the three and nine months ended September 30, 2004, service revenues increased $9.5 million, or 6%, and $27.6 million, or 6%, respectively, compared to the corresponding periods of the prior year. Our basic Cricket service offers customers virtually unlimited calls within their Cricket service area at a flat price and we also offer two other higher priced plans which include different levels of bundled features. In March 2004, we introduced a plan that includes virtually unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, the higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The increase in service revenues resulting from the higher priced service offerings for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was partially offset by a decrease in activation fees which were included in service revenues for the first two quarters of 2003 until our adoption of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003, at which time they began to be included in equipment revenues.

     During the three and nine months ended September 30, 2004, equipment revenues increased $4.5 million, or 14%, and $29.5 million, or 38%, respectively, compared to the corresponding periods of the prior year. These increases resulted primarily from higher average net revenue per handset sold. We increased the retail price of our handsets in the fourth quarter of 2003. In addition, our customers’ purchases of handsets increased by approximately 52,000 units, or 6%, for the nine months ended September 30, 2004. Additionally, activation fees increased by $10.2 million for the nine months ended September 30, 2004 compared to the same period in the prior year.

     For the three and nine months ended September 30, 2004, cost of service increased $3.2 million, or 7%, and decreased $7.1 million, or 5%, respectively. The increase for the three months ended September 30, 2004 was primarily due to an increase of $2.8 million in software maintenance expenses offset in part by a decrease in network related costs of $1.3 million, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy. The decrease for the nine months ended September 30, 2004 was primarily due to a decrease of $11.1 million in network related costs for the reasons discussed above. In addition, we experienced a decrease of $2.4 million in cell site lease costs. The decrease in cell site lease costs occurred as a result of our rejection of surplus cell site leases in the bankruptcy proceedings. These decreases in cost of service for the nine months ended September 30, 2004 were offset in part by increases of $2.2 million in payroll and related costs and $6.0 million in software maintenance expenses.

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

     Equipment revenues increased 14% during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, while cost of equipment decreased 10% during the same three month period, in each case for the reasons described above. We do not believe that the different rates of change in these amounts represent a trend in the relationship between equipment revenues and cost of equipment. Instead, we believe the difference arose in part as a result of an increase in the average retail price per handset during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

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

     For the three and nine months ended September 30, 2004, general and administrative expenses decreased $8.0 million, or 21%, and $23.5 million, or 19%, respectively, compared to the corresponding periods of the prior year. The decreases in general and administrative expenses for these periods were primarily due to decreases of $1.7 million and $4.2 million, respectively, in insurance costs, reductions of $4.2 million and $8.3 million, respectively, in call center and billing costs resulting from improved operating efficiencies and cost reductions negotiated during the course of our bankruptcy, and reductions of $1.4 million and $2.7 million, respectively, in general miscellaneous expenses. In addition, for the nine months ended September 30, 2004 there was a decrease of $5.6 million in legal costs compared to the corresponding period in the prior year, primarily reflecting the classification of costs directly related to our bankruptcy filings as reorganization costs subsequent to the Petition Date in accordance with SOP 90-7.

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

     For the three and nine months ended September 30, 2004, reorganization items consisted primarily of $1.1 million and $5.0 million, respectively, of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, partially offset by income from the settlement of certain pre-petition liabilities of $0 and $2.1 million, respectively, and interest income earned while we were in bankruptcy of $0.4 million and $1.4 million, respectively, with the balance of $963.9 million attributable to net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy and the application of fresh start accounting.

     For the three and nine months ended September 30, 2004, income tax expense increased by $0.9 million, or 43%, and $0.8 million, or 13%, respectively, compared to the corresponding periods of the prior year. The increases resulted from estimated taxable income for the two months ended September 30, 2004 as compared to taxable loss in each of the prior periods presented. The Successor Company can utilize available Predecessor Company net operating losses, or NOLs, to reduce its taxable income. However, utilization of Predecessor Company NOLs generally offsets goodwill rather than reducing book tax expense. Tax expense in each period presented also includes a provision for increased deferred tax liability resulting from amortization of wireless licenses.

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

     The following table shows metric information for the three months ended September 30, 2004 and 2003 which has been restated for the three months ended September 30, 2004 to reflect adjustments that are further discussed in Note 3 of the condensed consolidated financial statements included in Part I — Item 1 of this report.

	Three Months Ended
	September 30,
	2004	2003
	(As Restated)
ARPU	$36.97	$36.87
CPGA	$141	$136
CCU	$18.38	$22.04
Churn	4.5%	4.5%

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

     CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA. The financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	September 30,
	2004	2003
	(As Restated)
Selling and marketing expense	$23,574	$21,610
Plus cost of equipment	44,153	49,188
Less equipment revenue	(36,521)	(32,034)
Less net loss on equipment transactions unrelated to initial customer acquisition	(2,971)	(9,589)

Total costs used in the calculation of CPGA	$28,235	$29,175
Gross customer additions	200,315	214,967

CPGA	$141	$136

     CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU. The financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,
	2004	2003
	(As Restated)
Cost of service	$51,034	$47,849
Plus general and administrative expense	30,689	38,723
Plus net loss on equipment transactions unrelated to initial customer acquisition	2,971	9,589

Total costs used in the calculation of CCU	$84,694	$96,161
Weighted-average number of customers	1,536,314	1,454,387

CCU	$18.38	$22.04

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

     Our principal sources of liquidity are cash from operations and our existing cash, cash equivalents and short-term investments. From time to time, we may also generate additional liquidity through the sale of assets that are not required for the on-going operation of our business. At September 30, 2004, we had a total of $240.2 million in unrestricted cash, cash equivalents and short-term investments. As of September 30, 2004, we also had restricted cash and cash equivalents of $35.6 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and the Cricket Companies, and cash restricted for other purposes.

     During the nine months ended September 30, 2004, we incurred approximately $43.7 million in capital expenditures. We currently expect to incur approximately $80 million in capital expenditures for the year ending December 31, 2004, and between $110 million and $120 million in capital expenditures for the year ending December 31, 2005, primarily for maintenance and improvement of our wireless networks and, in 2005, for the build-out and launch of the Fresno, California market as described below. We expect to finance these capital expenditures with cash from operations and our existing cash, cash equivalents and short-term investments, and/or proceeds from the new proposed senior secured credit facilities described below.

     Cricket has agreed to purchase a wireless license to provide service in Fresno, California from Alpine-Fresno C, LLC for approximately $27.1 million (of which $1.8 million has been paid as a deposit), plus the reimbursement of certain construction expenses not to exceed $500,000. The sale is subject to FCC approval, and an application seeking consent to assign the license from Alpine-Fresno C, LLC to Cricket is pending before the FCC. A party involved in the bankruptcy of the seller has filed an objection with the FCC to our application for consent to assign the license. We currently expect that capital expenditures to build-out and launch the Fresno market, as well as the related expansion of the Visalia and Modesto/Merced markets, are expected to be between $20 and $25 million (excluding the cost of purchasing the license). Additional cash requirements for the launch are expected to be less than $8 million. We expect to finance these costs with cash from operations, our existing cash, cash equivalents and short-term investments, and/or proceeds from the new proposed senior secured credit facilities described below.

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

Certain Contractual Obligations, Commitments and Contingencies

     The table below summarizes information as of September 30, 2004 regarding certain future minimum contractual obligations for Leap and the Cricket Companies for the next five years and thereafter (unaudited) (in thousands):

		Remainder	Year Ending December 31,
	Total	of 2004	2005	2006	2007	2008	Thereafter
Long-term debt(1)	$390,586	$—	$40,586	$—	$—	$—	$350,000
Operating leases	175,099	13,340	50,838	30,201	14,852	12,406	53,462

Total	$565,685	$13,340	$91,424	$30,201	$14,852	$12,406	$403,462

(1)	Amounts shown for Cricket’s senior secured pay-in-kind notes and U.S. government financing include principal only.

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

Operating Activities

     Cash provided by operating activities, net of cash used for reorganization activities of $5.5 million, totaled $147.7 million during the nine months ended September 30, 2004 compared to cash provided by operating activities of $105.2 million, net of cash used for reorganization activities of $1.8 million, in the corresponding period of the prior year. The increase was primarily attributable to a decrease in net loss, adjusted for non-cash items, including depreciation, amortization and non-cash interest expense, of $88.1 million, combined with a change in working capital of $41.8 million, offset by a change in net cash used for reorganization items of $3.8 million.

Investing Activities

     Cash used in investing activities was $54.8 million during the nine months ended September 30, 2004 compared to cash used in investing activities of $40.8 million in the corresponding period of the prior year. Investing activities during the nine months ended September 30, 2004 consisted primarily of the purchase of investments of $100.0 million and the purchase of property and equipment of $43.7 million, offset by the sale and maturity of investments of $65.6 million and the maturity of restricted cash equivalents and investments of $21.3 million and $2.0 million in proceeds from the sale of wireless licenses. Investing activities during the nine months ended September 30, 2003 consisted primarily of the purchase of investments of $111.2 million and the purchase of property and equipment of $27.3 million, offset by the sale and maturity of investments of $79.2 million, the maturity of restricted cash equivalents and investments of $13.8 million and $4.7 million in proceeds from the sale of wireless licenses.

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

     Following publication of a letter regarding accounting for leases issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005, we reviewed our accounting for leases, including our site retirement and remediation obligations. As a result of this review, and in connection with preparing for our annual audit, we identified accounting errors in our unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004. As more fully described in Note 3 to our consolidated financial statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, our management and Audit Committee concluded that the Company’s unaudited interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004 should be restated to correct these accounting errors.

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

     As required by SEC Rule 13a-15(b), in connection with filing this Amendment No. 1 on Form 10-Q/A, our CEO and CFO conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2004 with respect to turnover and staffing levels in our accounting and financial reporting departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate these material weaknesses, see “Item 4. Controls and Procedures” contained in this report. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

We Have Experienced Net Losses Since Inception and We May Not Be Profitable in the Future

     We experienced a loss of $51.2 million (excluding reorganization items, net) for the nine months ended September 30, 2004. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001, $0.2 million for the year ended December 31, 2000, $75.8 million for the transition period from September 1, 1999 to December 31, 1999, and $164.6 million for the fiscal year ended August 31, 1999. We may not generate profits in the future on a consistent basis or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition and on the value of the common stock of Leap.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Following publication of a letter regarding accounting for leases issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005, the Company reviewed its accounting for leases, including its site retirement and remediation obligations. As a result of this review, and in connection with preparing for its annual audit, the Company identified accounting errors in its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004. For the one and seven month periods ended July 31, 2004, these errors included the overstatement of deferred rent and certain vendor obligations, and the understatement of asset retirement obligations and deferred income tax liability. For the two month period ended September 30, 2004, the errors included the understatement of lease-related expenses, service and equipment revenue, investment gains and the tax effect of these errors. As more fully described in Note 3 to our condensed Consolidated Financial Statements included in this report, the Company’s management and its Audit Committee concluded that the Company’s unaudited interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004 should be restated to correct these accounting errors. The Company’s management and Audit Committee discussed the proposed restatement with the Company’s independent registered public accounting firm.

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

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Amendment No. 1 on Form 10-Q/A, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of September 30, 2004. These material weaknesses resulted in restatement to the Company’s consolidated financial statements as discussed in the first paragraph above. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004.

     The Company performed additional analyses and other post-closing procedures in order to conclude that its consolidated financial statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A are presented in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that despite these material weaknesses, the consolidated financial statements included in this amendment No. 1 to Quarterly Report on Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

     In its efforts to remediate this material weakness, the Company is undertaking an expansion of its accounting and financial reporting department. The Company has been hiring, and continues to actively recruit, appropriately qualified and experienced personnel in the areas of accounting and financial reporting to fill both newly created and currently vacant roles, and has instituted programs to enhance retention. The Company is actively recruiting a chief financial officer (this office is currently filled by an acting chief financial officer). The Company also recently hired a new vice president, chief accounting officer, to serve as the Company’s controller, who commenced employment in May 2005. The Company believes these steps, along with its emergence from bankruptcy and the associated reduction of employee uncertainty with respect to the Company’s prospects, will result in a permanent increase in the complement of staffing in its accounting and financial reporting functions. Additionally, the Company has hired a firm to assist with documentation of controls and procedures pertaining to internal control over financial reporting as part of its on-going effort to implement Section 404 of the Sarbanes-Oxley Act of 2002. Management believes these documentation efforts will be instrumental in remediating this material weakness and expects to have filled a substantial number of the open positions in the near future. This material weakness contributed to the following three control deficiencies which are individually considered to be material weaknesses.

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

     The Company has taken the following actions between February and May 2005 with respect to its fresh-start reporting to remediate this material weakness:

•	reviewed the fresh-start reporting adjustments made in connection with the Company’s emergence from bankruptcy; and

•	corrected the errors identified in its unaudited interim condensed consolidated financial statements for the one and seven month periods ended July 31, 2004.

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

     The Company is in the process of remediating this material weakness with respect to its inadequate account reconciliation procedures by taking the following actions:

•	establishing and communicating additional procedures for the analysis, review and approval of account reconciliations;

•	having supervisory personnel review and approve all account reconciliations; and

•	correcting the related errors identified in its condensed consolidated interim financial statements for the one and seven month periods ended July 31, 2004 and the two months ended September 30, 2004.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.

3.2(1)	Amended and Restated Bylaws of Leap Wireless International, Inc.

4.1.1(1)	Indenture dated as of August 16, 2004, among Cricket Communications, Inc., Leap Wireless International, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee.

4.1.2(1)	Security Agreement dated as of August 16, 2004 among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiaries (as defined therein), and Wells Fargo Bank, National Association, as trustee and as collateral agent.

4.1.3(1)	Pledge Agreement dated as of August 16, 2004 among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Pledgors (as defined therein), and Wells Fargo Bank, National Association, as trustee and as collateral agent.

10.1(1)	Registration Rights Agreement dated as of August 16, 2004 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIALP and Highland Capital Management, L.P.

10.2(2)	Consulting Agreement, dated as of August 1, 2004, by and between Cricket Communications, Inc. and Al Moschner.

10.3(2)	Indemnity Agreement, dated as of October 26, 2004, by and between Leap Wireless International, Inc. and Manford Leonard.

10.4(2)	Letter Agreement, dated October 26, 2004 by and between Cricket Communications, Inc. and Manford Leonard.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this amendment to the quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K dated August 16, 2004, as filed with the SEC on August 20, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed with the SEC on November 22, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.
Date: May 24, 2005	By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer and President (Principal Executive Officer)

Date: May 24, 2005	By:	/s/ DEAN M. LUVISA
Dean M. Luvisa
Vice President, Finance, Treasurer and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)