Form 10-Q
period 2005-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2005-06-15
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The number of shares of registrant’s common stock outstanding on June 14, 2005 was 60,000,000.

LEAP WIRELESS INTERNATIONAL, INC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2005

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company

	March 31,	December 31,
	2005	2004

	(Unaudited)
Assets
Cash and cash equivalents	$22,211	$141,141
Short-term investments	99,402	113,083
Restricted cash, cash equivalents and short-term investments	30,903	31,427
Inventories	28,982	25,816
Other current assets	34,275	35,144

Total current assets	215,773	346,611
Property and equipment, net	548,166	576,352
Wireless licenses	581,828	652,653
Assets held for sale (Note 7)	88,057	—
Goodwill	329,619	329,619
Other intangible assets, net	140,824	151,461
Deposits for wireless licenses (Notes 7 and 8)	236,845	24,750
Other assets	14,184	9,036

Total assets	$2,155,296	$2,090,482

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$73,421	$91,093
Current maturities of long-term debt (Note 5)	5,000	40,373
Other current liabilities	70,753	72,741

Total current liabilities	149,174	204,207
Long-term debt (Note 5)	493,750	371,355
Other long-term liabilities	28,951	45,070

Total liabilities	671,875	620,632
Minority interest	1,000	—
Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 60,000,000 shares issued and outstanding	6	6
Additional paid-in capital	1,478,392	1,478,392
Retained earnings (accumulated deficit)	4,017	(8,629)
Accumulated other comprehensive income	6	81

Total stockholders’ equity	1,482,421	1,469,850

Total liabilities and stockholders’ equity	$2,155,296	$2,090,482

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Service revenues	$185,981	$169,051
Equipment revenues	42,389	37,771

Total revenues	228,370	206,822
Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	(48,000)
Cost of equipment	(49,178)	(43,755)
Selling and marketing	(22,995)	(23,253)
General and administrative	(36,035)	(38,610)
Depreciation and amortization	(48,104)	(75,461)

Total operating expenses	(206,509)	(229,079)

Operating income (loss)	21,861	(22,257)
Interest income	1,903	—
Interest expense (contractual interest expense was $66.4 million for the three months ended March 31, 2004)	(9,123)	(1,823)
Other income (expense), net	(1,286)	19

Income (loss) before reorganization items and income taxes	13,355	(24,061)
Reorganization items, net	—	(2,025)

Income (loss) before income taxes	13,355	(26,086)
Income taxes	(709)	(1,944)

Net income (loss)	12,646	(28,030)
Other comprehensive income (loss):
Unrealized holding gains on investments, net	6	265

Comprehensive income (loss)	$12,652	$(27,765)

Net income (loss) per share:
Basic	$0.21	$(0.48)

Diluted	$0.21	$(0.48)

Shares used in per share calculations:
Basic	60,000	58,645

Diluted	60,236	58,645

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net cash provided by operating activities	$23,462	$40,760

Investing activities:
Purchase of property and equipment	(24,487)	(16,157)
Deposits for wireless licenses	(212,095)	—
Purchase of investments	(69,025)	(33,651)
Sale and maturity of investments	83,568	16,850
Restricted cash, cash equivalents and investments, net	407	2,600

Net cash used in investing activities	(221,632)	(30,358)

Financing activities:
Proceeds from long-term debt	500,000	—
Repayment of long-term debt	(413,979)	—
Payment of debt financing costs	(6,781)	—

Net cash provided by financing activities	79,240	—

Net increase (decrease) in cash and cash equivalents	(118,930)	10,402
Cash and cash equivalents at beginning of year	141,141	84,070

Cash and cash equivalents at end of period	$22,211	$94,472

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the brand “Cricket®.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap and Cricket and their subsidiaries are collectively referred to herein as “the Company.” As of March 31, 2005, the Company provided wireless service in 39 markets.
      In November 2004, the Company acquired a 75% non-controlling membership interest in Alaska Native Broadband 1, LLC (“ANB 1”) for the purpose of participating in the FCC’s Auction #58 (Note 7) through ANB 1’s wholly owned subsidiary, Alaska Native Broadband 1 License, LLC (“ANB 1 License”). The Company consolidates its investment in ANB 1.

Note 2.	Reorganization and Fresh-Start Reporting
      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On October 22, 2003, the Bankruptcy Court confirmed the Fifth Amended Joint Plan of Reorganization (the “Plan of Reorganization”) of Leap, Cricket and their debtor subsidiaries. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004, the Plan of Reorganization became effective on August 16, 2004 (the “Effective Date”), and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s outstanding indebtedness. On the Effective Date of the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date). A summary of the material actions that occurred during the bankruptcy process and as of the Effective Date of the Plan of Reorganization is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2005.
      As of the Petition Date and through the adoption of fresh-start reporting on July 31, 2004, the Company implemented American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” In accordance with SOP 90-7, the Company separately reported certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, commencing as of the Petition Date and continuing while in bankruptcy, the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for its pre-petition debt that was subject to compromise, which included debt with a book value totaling approximately $2.4 billion as of the Petition Date.
      The Company adopted the fresh-start accounting provisions of SOP 90-7 as of July 31, 2004. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these condensed consolidated financial statements, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004 and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start accounting.
      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, the Company allocated its reorganization value to the fair value of its assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization. The determination of reorganization value and the adjustments to the Predecessor Company’s consolidated balance sheet at July 31, 2004 resulting from the application of fresh-start accounting are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The fair values of goodwill and intangible assets reported in the Successor Company’s consolidated balance sheet were estimated based upon the Company’s estimates of future cash flows and other factors including discount rates. If these estimates or the assumptions underlying these estimates change in the future, the Company may be required to record impairment charges. In addition, a permanent and sustained decline in the market value of the Company’s outstanding common stock could also result in the requirement to recognize impairment charges in future periods.

Note 3.	Basis of Presentation and Significant Accounting Policies
Interim Financial Statements
      The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
Principles of Consolidation
      The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1 and its wholly owned subsidiary ANB 1 License. The Company consolidates its interest in ANB 1 in accordance with FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because the Company will absorb a majority of ANB 1’s expected losses. The Company records 100% of the losses of ANB 1 to the extent of its investment in and loans to ANB 1 and ANB 1 License, since the Company expects to be a primary financing source for ANB 1 License. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
Reorganization Items
      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and are presented separately in the Predecessor Company’s condensed consolidated statements of operations. For the three months ended March 31, 2004, reorganization items consisted primarily of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process.
Restricted Cash, Cash Equivalents and Short-Term Investments
      Restricted cash, cash equivalents and short-term investments include funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket following their emergence from bankruptcy, and cash restricted for other purposes.
Revenues and Cost of Revenues
      Cricket’s business revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign long-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three months ended March 31, 2005 and 2004 totaled $4.6 million and $5.8 million, respectively. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.
      Equipment revenues arise from the sale of handsets and accessories, and activation fees as described above. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Amounts due from third-party dealers and distributors for handsets are recorded as deferred revenue upon shipment of the handsets by the Company to such dealers and distributors and are recognized as equipment revenues when service is activated by customers. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns of handsets and accessories have historically been insignificant.
Property and Equipment
      Property and equipment are initially recorded at cost. Additions and improvements, including interest and certain labor costs, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
      Upon emergence from Chapter 11 and adoption of fresh-start reporting, the Company re-assessed the carrying values and useful lives of its property and equipment. As a result of this re-assessment, which included a review of the Company’s historical usage of and expected future service from existing property and equipment, and a review of industry averages for similar property and equipment, the Company changed the depreciable lives for certain network equipment assets. These network equipment assets that were previously depreciated over periods ranging from two to five years are now depreciated over periods ranging from three to fifteen years. As a result of this change, depreciation expense was reduced and net income increased by approximately $30.8 million, or $0.51 per diluted share, for the three months ended March 31, 2005 compared to what they would have been if the useful lives had not been revised. The estimated useful lives for the Company’s other property and equipment, which have remained unchanged, are three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Property and equipment to be disposed of by sale is not depreciated, and is carried at the lower of carrying value or fair value less costs to sell.
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
      At March 31, 2005, equipment with a net book value in the amount of $15.3 million was classified in assets held for sale (see Note 7). At December 31, 2004, there was no equipment to be disposed of by sale.
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
Wireless Licenses
      Wireless licenses are initially recorded at cost. The Company has determined that its wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At March 31, 2005, wireless licenses with a carrying value of $70.8 million were classified in assets held for sale (see Note 7). At December 31, 2004, wireless licenses to be disposed of by sale were not significant. In connection with the adoption of fresh-start reporting, the Company increased the carrying value of its wireless licenses to their estimated fair market values.
Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start accounting. Other intangible assets were recorded upon adoption of fresh-start accounting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At March 31, 2005, intangible assets with a carrying value of $1.9 million were classified in assets held for sale (see Note 7). At December 31, 2004, there were no intangible assets to be disposed of by sale.
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
Basic and Diluted Net Income (Loss) Per Share
      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants calculated using the treasury stock method.
      A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2004 is as follows (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Weighted average shares outstanding — basic earnings per share	60,000	58,645
Effect of dilutive securities:
Employee stock options	9	—
Warrants to MCG	227	—

Adjusted weighted average shares outstanding — diluted earning per share	60,236	58,645

      The number of shares not included in the computation of diluted net loss per share because their effect would have been antidilutive totaled 13.3 million for the three months ended March 31, 2004.
Stock-based Compensation
      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. During the first quarter of 2005, under the terms of the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”), the Company granted a total of 839,658 non-qualified stock options to directors, executive officers and other employees of the Company. A total of 4,800,000 shares of Leap common stock are reserved for issuance under the 2004 Plan. There were no stock options issued during the three months ended March 31, 2004.

      The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

As reported net income (loss)	$12,646	$(28,030)
Add back stock-based compensation benefit included in net loss	—	(654)
Less net pro forma compensation (expense) benefit	(1,526)	6,677

Pro forma net income (loss)	$11,120	$(22,007)

Basic net income (loss) per share:
As reported	$0.21	$(0.48)

Pro forma	$0.19	$(0.38)

Diluted net income (loss) per share:
As reported	$0.21	$(0.48)

Pro forma	$0.18	$(0.38)

      The weighted average grant date fair value per share of the stock options granted during the three months ended March 31, 2005 was $18.85, which was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months
Ended
March 31, 2005

Risk free interest rate	3.48%
Expected dividend yield	—
Expected volatility	87%
Expected life (in years)	5.4

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current period presentation.
Note 4. Supplementary Financial Information
Supplementary Balance Sheet Information (in thousands):

	Successor Company

	March 31,	December 31,
	2005	2004

	(Unaudited)
Property and equipment, net:
Network equipment	$598,188	$599,598
Computer equipment and other	28,099	26,285
Construction-in-progress	19,823	11,383

	646,110	637,266
Accumulated depreciation	(97,944)	(60,914)

	$548,166	$576,352

Accounts payable and accrued liabilities:
Trade accounts payable	$16,892	$35,184
Accrued payroll and related benefits	14,218	13,579
Other accrued liabilities	42,311	42,330

	$73,421	$91,093

Other current liabilities:
Accrued taxes	$41,951	$49,860
Deferred revenue	22,755	18,145
Accrued interest	—	1,025
Other	6,047	3,711

	$70,753	$72,741

Supplementary Cash Flow Information (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Supplementary disclosure of cash flow information:
Cash paid for interest	$27,142	$—
Cash paid for income taxes	$52	$8

Note 5.	Debt
Credit Agreement
      On January 10, 2005, Cricket entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).
      The new facilities under the Credit Agreement consist of a six-year $500 million term loan, which was fully drawn at closing, and an undrawn five-year $110 million revolving credit facility. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The maturity date for outstanding borrowings under the revolving credit facility is January 10, 2010. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on the Company’s leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries.
      A portion of the proceeds from the term loan borrowing were used to redeem Cricket’s 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining proceeds from the term loan borrowing of approximately $60 million will be used for general corporate purposes.
      Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Company’s new Credit Agreement in the following amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      At March 31, 2005, the interest rate on the $500 million term loan was 5.6%. The terms of the Credit Agreement require that the Company enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, the Company entered into interest rate swap agreements with respect to $250 million of its debt in April 2005. The swap agreements effectively fix the interest rate on $250 million of debt at 6.7% through June 2007.
      On April 15, 2005, the Company obtained a waiver of certain defaults and potential defaults under the Credit Agreement. The Company had not completed the preparation of its audited financial statements for the year ended December 31, 2004 by March 31, 2005 and, as a result, was not able to deliver such financial statements to the administrative agent under the Credit Agreement by such date. The failure to deliver such financial statements by March 31, 2005 was a default under the Credit Agreement. Accordingly, the Company requested and received from the required lenders under the Credit Agreement a waiver of the Company’s obligations to provide such audited financial statements to the administrative agent until May 16, 2005. The waiver also extended the Company’s obligation to provide its unaudited financial statements for the quarter ended March 31, 2005 to the administrative agent until June 15, 2005, and waived any default under the Credit Agreement if the Company amended its financial statements for the fiscal quarter ended

September 30, 2004 or for any earlier period, provided certain conditions were met. The Company has met all of the requirements of the waiver in a timely manner.

Senior Secured Pay-in-Kind Notes Issued Under Plan of Reorganization
      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. As of December 31, 2004, the carrying value of the notes was $371.4 million. A portion of the proceeds from the term loan facility under the new Credit Agreement was used to redeem Cricket’s 13% senior secured pay-in-kind notes. Upon repayment of these notes, the Company recorded a loss from debt extinguishment of approximately $1.7 million which is included in other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2005.

US Government Financing
      The balance in current maturities of long-term debt at December 31, 2004 consisted entirely of debt obligations to the FCC incurred as part of the purchase price for wireless licenses. At July 31, 2004, the remaining principal of the FCC debt was revalued in connection with the Company’s adoption of fresh-start reporting. The carrying value of this debt at December 31, 2004 was $40.4 million, including a premium of $0.4 million which was being amortized over the remaining term of the debt using the effective interest method. The balance was repaid in full in January 2005 with a portion of the term loan borrowing as noted above. Upon repayment of this debt, the Company recorded a gain from debt extinguishment of approximately $0.4 million which is included in other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2005.

Note 6.	Income Taxes
      The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimate of the annual effective tax rate for the full fiscal year. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, future decreases in the valuation allowance associated with Predecessor Company deferred tax assets will be accounted for as a reduction in goodwill.

Note 7.	Significant Acquisitions and Dispositions
      In February 2005, Cricket’s wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses for $166.9 million. During the three months ended March 31, 2005, Cricket Licensee (Reauction), Inc. made additional payments to the FCC in the amount of $151.9 million, increasing its total amounts paid to the FCC to $166.9 million. The FCC approved the grants of these licenses on May 13, 2005. The FCC’s order approving the transfer may be challenged or reconsidered during the 40-day period following the approval date.
      In addition, in February 2005, ANB 1 License was named the winning bidder in Auction #58 for nine wireless licenses for $68.2 million. The transfers of the wireless licenses to ANB 1 License are subject to FCC approval. Although the Company expects that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. During the three months ended March 31, 2005, Cricket made loans under its senior secured credit facility with ANB 1 License in the aggregate principal amount of $56.2 million. ANB 1 License paid these borrowed funds, together with $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million.
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 operating and non-operating wireless licenses and certain of the Company’s operating assets in its Michigan markets for up to $102.5 million. As described in Note 3, the long-lived assets included in this transaction, including wireless licenses with a carrying value of $70.8 million, property and equipment with a net book value of $15.3 million and intangible assets with a net book value of $1.9 million, have been classified in assets held for sale in the condensed consolidated balance sheet as of March 31, 2005. Completion of the transaction is subject to, among other things, FCC approval and other customary closing conditions, including obtaining third party consents. The Company expects to complete the transaction in the near future.

Note 8.	Commitments and Contingencies
      Cricket has agreed to purchase a wireless license to provide service in Fresno, California for approximately $27.1 million (of which $1.8 million has been paid as a deposit and classified in deposits for wireless licenses as of March 31, 2005 and December 31, 2004), plus the reimbursement of certain construction expenses previously incurred by the seller not to exceed $500,000. The FCC approved the transfer of this license on May 13, 2005. The FCC’s order approving the transfer may be challenged or reconsidered during the 40-day period following the approval date. A party involved in the bankruptcy of the seller filed an objection with the FCC to the Company’s application for consent to assign the license and may challenge the FCC’s approval of the transfer of the license to Cricket. The Company expects to complete the transaction in the near future.
      In connection with the Chapter 11 proceedings, the Bankruptcy Court established deadlines by which the holders of pre-emergence claims against the Company were required to file proofs of claim. The final deadline for such claims, relating to claims that arose during the course of the bankruptcy, was October 15, 2004, 60 days after the Effective Date of the Plan of Reorganization. Parties who were required to, but who failed to, file proofs of claim before the applicable deadlines are barred from asserting such claims against the Company in the future. Generally the Company’s obligations have been discharged with respect to general unsecured claims for pre-petition obligations, although the holders of allowed general unsecured pre-petition claims against Leap have (and holders of pending general unsecured claims against Leap may have) a pro rata beneficial interest in the assets of the Leap Creditor Trust. The Company reviewed the remaining claims filed against it (consisting primarily of claims for pre-petition taxes and for obligations incurred by the Company during the course of the Chapter 11 proceedings) and filed further objections by the Bankruptcy Court deadline of January 17, 2005. The Company does not believe that the resolution of the outstanding claims filed against it in bankruptcy will have a material adverse effect on the Company’s consolidated financial statements.
      Foreign governmental authorities have asserted or are likely to assert tax claims of approximately $4.8 million, excluding interest and penalties, if any, against Leap with respect to periods prior to the bankruptcy, although the Company believes that the true value of these asserted or potential claims is lower. Leap likely did not mail notice of its bankruptcy filings or the proceedings in the Bankruptcy Court to these governmental authorities. The Company is exploring methods to bring the claims of these foreign authorities within the bankruptcy claims resolution process. If the claims are resolved through the Bankruptcy Court, the Company expects any payment on the claims will be paid from restricted cash previously reserved to satisfy allowed administrative claims and allowed priority claims against Leap. In any event, the Company does not believe that the resolution of these issues will have a material adverse effect on the Company’s consolidated financial statements.
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
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of March 31, 2005 related to these contingencies.
      A third party with a large patent portfolio has contacted the Company and suggested that the Company needs to obtain a license under a number of patents in connection with the Company’s current business operations. The Company understands that the third party has initiated similar discussions with other telecommunications carriers. The Company does not currently expect that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.
      The Company is involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of March 31, 2005 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.

      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases for towers and antennas have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at March 31, 2005 (in thousands):

Year Ended December 31:

Remainder of 2005	$41,847
2006	36,701
2007	21,289
2008	18,751
2009	16,303
Thereafter	81,610

Total	$216,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	our ability to attract, motivate and/or retain an experienced workforce;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	failure of network systems to perform according to expectations;

•	our ability to comply with the covenants in our senior secured credit facilities;

•	failure of the Federal Communications Commission, or the FCC, to approve the transfers: (a) to a third party of the wireless licenses covered by the asset purchase agreement between Cricket Communications, Inc., the third party and the other parties to such agreement; and (b) to Alaska Native Broadband 1 License, LLC, or ANB 1 License, of the wireless licenses for which it was the winning bidder in the FCC’s Auction #58;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.
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
Overview
      Our Business. We conduct our business primarily through Cricket. Cricket provides mobile wireless services targeted to meet the needs of customers who are under-served by traditional communications companies. Our Cricket service is a simple and affordable wireless alternative to traditional landline service. Our basic Cricket service offers customers virtually unlimited anytime minutes within the Cricket calling area over a high-quality, all-digital CDMA network. Our revenues come from the sale of wireless services, handsets and accessories to customers. Our liquidity and capital resources come primarily from our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility.
      Cricket operates in 39 markets in 20 states stretching from New York to California. At March 31, 2005, we had approximately 1,615,000 customers and the total potential customer base covered under our 39 operating markets was approximately 26.7 million. In February 2005, a wholly-owned subsidiary of Cricket was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. We acquired these licenses in May 2005. We currently expect to build out and launch commercial operations in the markets covered by these licenses and are developing plans for such build-outs. In addition, in February 2005, a subsidiary of Alaska Native Broadband 1, LLC, an entity in which we own a 75% non-controlling interest and which is referred to in this report as ANB 1, was the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. The transfers of the wireless licenses to ANB 1’s subsidiary are subject to FCC approval. Although we expect that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. We expect that we will seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our new licenses and to finance the build-out and initial operation of the licenses ANB 1 expects to acquire through its subsidiary. For a further discussion of our arrangements with Alaska Native Broadband, see “Item 1. Business — Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
      Voluntary Reorganization Under Chapter 11. On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of California. On August 5, 2004, all material conditions to the effectiveness of the Plan of Reorganization were resolved and, on August 16, 2004, the Plan of Reorganization became effective and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, our previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors.
      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. When the Plan of Reorganization became effective on August 16, 2004, our long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million and approximately $40 million of remaining indebtedness to the FCC. On January 10, 2005, we entered into new senior secured credit facilities and used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes and to repay the remaining indebtedness to the FCC. The new facilities consist of a six-year $500 million term loan and a five-year $110 million revolving credit facility.
      Fresh-Start Reporting. In connection with our emergence from Chapter 11, we adopted the fresh-start reporting provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, as of July 31, 2004. Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, we allocated our reorganization value to the fair value of our assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” and stated our liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of our identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, our accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization. See further discussion of fresh-start reporting in our Annual Report on Form 10-K for the year ended December 31, 2004.
      This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the business and financial information contained in this report, including the condensed consolidated financial statements in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
      As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, we are deemed to be a new entity for financial reporting purposes. In this report, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting.
Financial Performance
      The following table presents the consolidated statement of operations data for the periods indicated (in thousands):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Service revenues	$185,981	$169,051
Equipment revenues	42,389	37,771

Total revenues	228,370	206,822

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	(48,000)
Cost of equipment	(49,178)	(43,755)
Selling and marketing	(22,995)	(23,253)
General and administrative	(36,035)	(38,610)
Depreciation and amortization	(48,104)	(75,461)

Total operating expenses	(206,509)	(229,079)

Operating income (loss)	21,861	(22,257)
Interest income	1,903	—
Interest expense	(9,123)	(1,823)
Other income (expense), net	(1,286)	19

Income (loss) before reorganization items and income taxes	13,355	(24,061)
Reorganization items, net	—	(2,025)

Income (loss) before income taxes	13,355	(26,086)
Income taxes	(709)	(1,944)

Net income (loss)	$12,646	$(28,030)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      At March 31, 2005, we had approximately 1,615,000 customers compared to approximately 1,538,000 customers at March 31, 2004. Gross customer additions during the three months ended March 31, 2005 and 2004 were approximately 201,000 and 207,000, respectively, and net customer additions during these periods were approximately 45,000 and 66,000, respectively. At March 31, 2005, the total potential customer base covered under our 39 operating markets was approximately 26.7 million.
      During the three months ended March 31, 2005, service revenues increased $16.9 million, or 10%, compared to the corresponding period of the prior year. Higher average customers contributed $10.1 million of the increase. Higher average revenues per customer contributed the remaining $6.8 million of the increase, including a $1.0 million increase in service revenue associated with reduced mail-in rebate activity. Beginning in the fourth quarter of 2003, we modified our service offerings by bundling additional products and features designed to increase value to customers and improve average revenue per customer. Since their introduction, these higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per customer.
      During the three months ended March 31, 2005, equipment revenues increased $4.6 million, or 12%, compared to the corresponding period of the prior year. Of this total, an increase of $1.7 million which resulted from an increase of approximately 5% in the number of handsets sold compared to the corresponding period of the prior year and a further increase of $4.1 million which resulted from an increased mix of higher priced handsets sold, were partially offset by a decrease of $1.3 million in activation fees included in equipment revenue.
      During the three months ended March 31, 2005, cost of service increased $2.2 million, or 5%, compared to the corresponding period of the prior year. The increase in cost of service was primarily attributable to an increase of $1.6 million in costs associated with value-added features such as long distance, directory assistance, messaging, and BREW (a registered trademark of Qualcomm) based data services, an increase of $1.8 million related to interconnect costs due to a one-time credit received during the three months ended March 31, 2004, and an increase of $0.4 million related to cell site lease costs. These increases were partially offset by a decrease of $1.6 million in employee related costs and $0.5 million of other network operating expenses. During 2005, we expect the variable costs associated with usage and value-added features to continue to increase as our customer base grows and the adoption of add-on products accelerates. Additionally, we expect that the launch of the Fresno market in the second half of 2005 will increase fixed network infrastructure costs.
      During the three months ended March 31, 2005, cost of equipment increased $5.4 million, or 12%, compared to the corresponding period of the prior year. The increase in cost of equipment was primarily attributable to an increase of $6.0 million related to the increase in the number of handsets sold as well as an increase in the mix of higher-cost handsets sold. This increase was partially offset by a decrease of $0.6 million in reverse logistics costs.
      During the three months ended March 31, 2005, selling and marketing expenses remained relatively constant compared to the corresponding period of the prior year. A decrease of $1.2 million, primarily related to employee-related expenses, was partially offset by an increase of $0.9 million in advertising and other related expenses.
      During the three months ended March 31, 2005, general and administrative expenses decreased $2.6 million, or 7%, compared to the corresponding period of the prior year. The decrease in general and administrative expenses was due to a decrease of $3.5 million in call center costs and a decrease of $0.5 million in insurance costs partially offset by an increase in professional services of $0.9 million and an increase of $0.5 million in employee and other general expenses.
      During the three months ended March 31, 2005, depreciation and amortization expenses decreased $27.4 million, or 36%, compared to the corresponding period of the prior year. The decrease in depreciation expense was primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start accounting at July 31, 2004. As a result of this change, depreciation expense was reduced by approximately $30.8 million for the three months ended March 31, 2005 compared to what it would have been if the useful lives had not been revised. In addition, depreciation and amortization expense for the three months ended March 31, 2005 included amortization expense of $8.7 million related to identifiable intangible assets recorded upon the adoption of fresh-start accounting.
      During the three months ended March 31, 2005, interest expense increased $7.3 million, or 400%, compared to the corresponding period of the prior year. The increase in interest expense resulted from the application of SOP 90-7 during the three months ended March 31, 2004, which required that, commencing on April 13, 2003, the date of the filing of the Company’s bankruptcy petition, or the Petition Date, we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise, which comprised substantially all of our debt. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The 13% notes were repaid in January 2005 and replaced with a $500 million term loan that accrues interest at a variable rate. Upon closing of the $500 million term loan on January 10, 2005, we issued a call notice on the 13% pay-in-kind notes and retired the 13% pay-in-kind notes on January 25, 2005, at the end of the call notice period. The 15 day call notice period on the 13% pay-in-kind notes resulted in interest of $1.9 million for the three months ended March 31, 2005 in addition to the interest on the $500 million term loan which began accruing on January 10, 2005.
      During the three months ended March 31, 2005, there were no reorganization items. Reorganization items for the three months ended March 31, 2004 represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and consisted primarily of $2.2 million of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process.
      During the three months ended March 31, 2005, income tax expense decreased to $0.7 million or 5% of income before income taxes, from $1.9 million or (7%) of loss before income taxes, or the pre-tax loss, in the corresponding period of the prior year. Tax expense for the current quarter reflects a tax benefit attributable to the repayment of the 13% senior secured pay-in-kind notes, which was reflected as a discrete item in the quarter. Tax expense for the comparable quarter in the prior year consisted exclusively of the tax effect of the amortization of wireless licenses for income tax purposes. Tax expense for the remainder of 2005 is expected to be recorded at an annual effective tax rate of 41.5%; however, the effective tax rate for the remainder of 2005 could be impacted by additional discrete transaction items such as the pending sale of wireless licenses and other assets described in Note 7 of the condensed consolidated financial statements. Due to the tax benefit attributable to the repayment of the 13% senior secured pay-in-kind notes, we do not expect taxable income in the current year. However, to the extent that taxable income is generated and Predecessor Company NOLs are utilized in the future, book tax expense will increase since utilization of Predecessor Company NOLs generally offsets goodwill rather than reducing book tax expense.
Performance Measures
      In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.

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

      The following table shows metric information for the three months ended March 31, 2005 and 2004:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

ARPU	$39.03	$37.45
CPGA	$128	$124
CCU	$18.94	$20.08
Churn	3.3%	3.1%
Reconciliation of Non-GAAP Financial Measures
      We utilize certain financial measures, as described above, that are calculated based on industry conventions and are not calculated based on GAAP. Certain of these financial measures are considered non-GAAP financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.
      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Successor	Predecessor
	Company	Company

	Three Months Ended,
	March 31,

	2005	2004

Selling and marketing expense	$22,995	$23,253
Plus cost of equipment	49,178	43,755
Less equipment revenue	(42,389)	(37,771)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,012)	(3,667)

Total costs used in the calculation of CPGA	$25,772	$25,570
Gross customer additions	201,467	206,941

CPGA	$128	$124

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2005	2004

Cost of service	$50,197	$48,000
Plus general and administrative expense	36,035	38,610
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,012	3,667

Total costs used in the calculation of CCU	$90,244	$90,277
Weighted-average number of customers	1,588,372	1,498,449

CCU	$18.94	$20.08

Liquidity and Capital Resources
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility. From time to time, we may also generate additional liquidity through the sale of assets that are not required for the ongoing operation of our business. We may also generate liquidity from offerings of debt and/or equity in the capital markets. At March 31, 2005, we had a total of $121.6 million in unrestricted cash, cash equivalents and short-term investments. As of March 31, 2005, we also had restricted cash, cash equivalents and short-term investments of $30.9 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket, and cash restricted for other purposes. We believe that our existing cash and investments, anticipated cash flows from operations, and available credit facilities will be sufficient to meet our operating and capital requirements through at least the next 12 months.
      Cash provided by operating activities was $23.5 million during the three months ended March 31, 2005 compared to $40.8 million during the three months ended March 31, 2004. The decrease was primarily attributable to the timing of payments on accounts payable and interest payments on Cricket’s 13% senior secured pay-in-kind notes and the FCC debt, partially offset by higher net income (net of depreciation and amortization expense) in the three months ended March 31, 2005.
      Cash used in investing activities was $221.6 million during the three months ended March 31, 2005 compared to $30.4 million during the three months ended March 31, 2004. This increase was due primarily to payments by subsidiaries of Cricket and ANB 1 of the purchase price of wireless licenses totaling $212.1 million.
      Cash provided by financing activities during the three months ended March 31, 2005 was $79.2 million, which consisted of borrowings under our new term loan of $500.0 million, less amounts which were used to repay the FCC debt of $40.0 million, the pay-in-kind notes of $372.7 million and the new term loan of $1.3 million and payment of debt financing costs of $6.8 million.
New Credit Agreement
      On January 10, 2005, we entered into a new senior secured Credit Agreement with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).
      The facilities under the new Credit Agreement consist of a six-year $500 million term loan, which was fully drawn at closing, and an undrawn five-year $110 million revolving credit facility. Under the Credit Agreement, the term loan bears interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The maturity date for outstanding borrowings under the revolving credit facility is January 10, 2010. The commitment of the lenders under the $110 million revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility will accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on our leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries.
      A portion of the proceeds from the term loan borrowing was used to redeem Cricket’s $350 million 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining proceeds from the term loan borrowing of approximately $60 million will be used for general corporate purposes.
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
      On April 15, 2005, we obtained a waiver of certain defaults and potential defaults under the Credit Agreement. We had not completed the preparation of our audited financial statements for the year ended December 31, 2004 by March 31, 2005 and, as a result, we were not able to deliver such financial statements to the administrative agent under the Credit Agreement by such date. The failure to deliver such financial statements by March 31, 2005 was a default under the Credit Agreement. Accordingly, we requested and received from the required lenders under the Credit Agreement a waiver of our obligation to provide such audited financial statements to the administrative agent until May 16, 2005. The waiver also extended our obligation to provide our unaudited financial statements for the quarter ended March 31, 2005 to the administrative agent until June 15, 2005, and waived any default under the Credit Agreement if we amended our financial statements for the fiscal quarter ended September 30, 2004 or for any earlier period, provided certain conditions were met. We have met all of the requirements of the waiver in a timely manner.
Capital Expenditures and Other Asset Acquisitions and Dispositions
      During the three months ended March 31, 2005, we incurred approximately $24.5 million in capital expenditures. We currently expect to incur between $175 million and $230 million in capital expenditures for the year ending December 31, 2005, primarily for maintenance and improvement of our existing wireless networks, for the build-out and launch of the Fresno, California market and the related expansion and network change-out of the Company’s existing Visalia and Modesto/Merced markets, and costs associated with the initial development of markets covered by licenses acquired as a result of Auction #58 and costs to be incurred by ANB 1 in connection with the initial development of licenses ANB 1 expects to acquire as a result of its participation in Auction #58. We expect to finance these $175 million to $230 million of capital expenditures with our existing cash, cash equivalents and short-term investments, cash obtained from borrowings under our revolving credit facility and cash generated from operations and sales of assets.
      Cricket has agreed to purchase a wireless license to provide service in Fresno, California for approximately $27.1 million (of which $1.8 million was paid as a deposit and classified in deposits for wireless licenses as of March 31, 2005 and December 31, 2004), plus the reimbursement of certain construction expenses previously incurred by the seller not to exceed $500,000. The FCC approved the transfer of this license on May 13, 2005. We have invested significant resources in building out this market. We expect to complete the transaction in the near future.
      In February 2005, our wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. In March 2005, we paid $151.9 million to the FCC, increasing the total amount paid to the FCC for Auction #58 to $166.9 million, the aggregate purchase price for the four licenses. The FCC approved the grant of these licenses on May 13, 2005.

      ANB 1’s wholly-owned subsidiary, Alaska Native Broadband 1 License, LLC, or ANB 1 License, was named the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. In March 2005, we made a $3.0 million equity contribution to ANB 1, which in turn contributed such amounts to ANB 1 License. Also in March 2005, we made loans under our senior secured credit facility with ANB 1 License in the aggregate amount of $56.2 million. ANB 1 License paid such monies to the FCC, together with a $1.0 million equity contribution from its controlling member, Alaska Native Broadband, LLC, to increase its total amounts paid to the FCC to $68.2 million, the aggregate purchase price for the nine licenses. Under our senior secured credit facility with ANB 1 License, we have committed to loan ANB 1 License up to $4.5 million in additional funds to finance its initial build-out costs and working capital requirements. ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks.
      We currently expect to build out and launch commercial operations in the markets covered by the licenses we have acquired as a result of Auction #58. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to planning for the build-out and launch of the licenses it expects to acquire in connection with Auction #58. See “Item 1. Business-Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of our arrangements with Alaska Native Broadband. We expect that we will seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our planned new markets and to finance the build-out and initial operation of the licenses that ANB 1 License expects to acquire.
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 operating and non-operating wireless licenses and certain of our operating assets in our Michigan markets for up to $102.5 million. Completion of the transaction is subject to FCC approval and other customary closing conditions, including obtaining third party consents and finalizing a transition services agreement. Although we expect to receive such approval and satisfy such conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied. The transaction is expected to be completed in the near future. Due to the relatively small size of the Michigan operating markets as compared to our remaining operating markets, this sale is not expected to have a material impact on the Company’s revenues, operating income or cash flows from operations.
Certain Contractual Obligations and Commitments
      The table below summarizes information as of March 31, 2005 regarding certain future minimum contractual obligations and commitments for Leap and Cricket for the next five years and thereafter (in thousands):

			Year Ended December 31,
		Remainder
	Total	of 2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$498,750	$3,750	$5,000	$5,000	$5,000	$5,000	$475,000
Fresno license purchase	25,800	25,800	—	—	—	—	—
Origination fees for ANB 1 investment	5,280	5,280	—	—	—	—	—
Operating leases	216,501	41,847	36,701	21,289	18,751	16,303	81,610

Total	$746,331	$76,677	$41,701	$26,289	$23,751	$21,303	$556,610

(1)	Amounts shown for Cricket’s term loan under the new credit facilities executed on January 10, 2005 include principal only.
      The table above does not include the following contractual obligations relating to ANB 1, a company which we consolidate under FASB Interpretation No. 46-R: (1) Cricket’s obligation to loan to ANB 1 License up to $4.5 million to finance its initial build-out costs and working capital requirements, which commitment remained undrawn at March 31, 2005 and (2) Cricket’s obligation to pay $2.0 million to ANB if

ANB exercises its right to sell its membership interest in ANB 1 to Cricket following the initial build-out of ANB 1 License’s wireless licenses.
Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at March 31, 2005.

RISK FACTORS
Risks Related to Our Business and Industry
We Have Experienced Net Losses Since Inception And We May Not Be Profitable In The Future
      We experienced losses of $8.6 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001 and $0.2 million for the year ended December 31, 2000. We may not generate profits in the future on a consistent basis or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition and on the value of the common stock of Leap.
We Face Increasing Competition Which Could Have A Material Adverse Effect On Demand For The Cricket Service
      In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to the Cricket service plan (and have also introduced products that consumers perceive to be similar to Cricket’s service plan) in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and virtually unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and market penetration. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options.
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
      Our growth on a quarter by quarter basis has varied substantially in the recent past. In the first quarter of 2003, we gained approximately 1,000 net customers but we lost approximately 54,000 net customers in the second quarter of 2003. Net customers increased by approximately 18,000 in the third quarter of 2003, but decreased by approximately 4,000 during the fourth quarter of 2003. During the first and second quarters of 2004, we experienced a net increase of approximately 65,700 customers and 9,000 customers, respectively, but lost approximately 8,000 net customers in the third quarter of 2004. During the fourth quarter of 2004 and the first quarter of 2005, we gained approximately 30,000 net customers and approximately 45,000 net customers, respectively. We believe that this uneven growth over the last several quarters generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our attenuated spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative affect on the price of our common stock.
We Have Identified Material Weaknesses In Our Internal Control Over Financial Reporting, And Our Business And Stock Price May Be Adversely Affected If We Do Not Remediate These Material Weaknesses, Or If We Have Other Material Weaknesses Or Significant Deficiencies In Our Internal Control Over Financial Reporting
      Following publication of a letter regarding accounting for leases issued by the Office of the Chief Accountant of the U.S. Securities and Exchange Commission on February 7, 2005, we reviewed our accounting for leases, including our site retirement and remediation obligations. As a result of this review, and in connection with preparing for our annual audit, we identified accounting errors in our unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 and restated such financial statements to correct these errors.
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
      In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of March 31, 2005 with respect to turnover and staffing levels in our accounting and financial reporting departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. We are actively recruiting additional qualified accounting staff, further automating our revenue and inventory processes, upgrading certain of our other systems, and implementing additional reconciliation procedures to address these weaknesses. For a description of these material weaknesses and the steps we are undertaking to remediate these material weaknesses, see “Item 4. Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If Our Internal Control Over Financial Reporting Does Not Comply With The Requirements Of The Sarbanes-Oxley Act Of 2002, Our Business And Stock Price May Be Adversely Affected
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We have been conducting a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. However, the standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment may identify the need for remediation of our internal control over financial reporting. We recently concluded that certain material weaknesses existed in our internal control over financial reporting, see “Item 4. Controls and Procedures” in Part I of this report. If management cannot favorably assess the effectiveness of our internal control over financial reporting as of December 31, 2005, or if our auditors cannot timely attest to management’s assessment or if they identify material weaknesses in our internal control over financial reporting as of December 31, 2005, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If We Experience High Rates Of Customer Turnover or Credit Card, Subscription or Dealer Fraud, Our Ability To Become Profitable Will Decrease
      Customer turnover, frequently referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term commitments or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service for inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
      As of May 31, 2005, we had approximately $499 million of outstanding indebtedness and, to the extent we raise additional capital in the future, we expect to obtain much of such capital through debt financing. This existing indebtedness bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $250 million of our debt which mitigates the interest rate risk. Our present and future debt financing could have important consequences. For example, it could:

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

      In addition, the Credit Agreement governing our senior secured credit facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. The Credit Agreement also contains various affirmative and negative covenants, including covenants that require us to maintain compliance with certain financial leverage and coverage ratios. Our failure to comply with any of these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Any such acceleration would have a material adverse affect on our liquidity and financial condition and on the value of the common stock of Leap. Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and this Quarterly Report on Form 10-Q constituted defaults under the Credit Agreement. Although we were able to obtain a limited waiver of these defaults, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.
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
      We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.
Because Our Consolidated Financial Statements Reflect Fresh-Start Reporting Adjustments Made Upon Our Emergence From Bankruptcy, Financial Information In Our Current And Future Financial Statements Will Not Be Comparable To Our Financial Information From Prior Periods
      As a result of adopting fresh-start reporting on July 31, 2004, the carrying values of our wireless licenses and our property and equipment, and the related depreciation and amortization expense, among other things, changed considerably from that reflected in our historical consolidated financial statements. Thus, our current and future balance sheets and results of operations will not be comparable in many respects to our balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh-start reporting. You are not able to compare information reflecting our post-emergence balance sheet data, results of operations and changes in financial condition to information for periods prior to our emergence from bankruptcy, without making adjustments for fresh-start reporting.
Risks Related to Our Common Stock
Our Shares Are Not Listed With the NASDAQ National Market Or A National Securities Exchange And May Have Limited Trading
      On August 16, 2004, the Effective Date of our Plan of Reorganization, Leap issued 60 million shares of common stock for distribution to two classes of our creditors. Leap’s outstanding shares of common stock are not currently listed on the NASDAQ National Market or any national securities exchange and Leap cannot guarantee that an application to list its shares will be granted. Leap’s common shares are quoted for trading by market makers on the OTC Bulletin Board, but the shares may be less liquid in that market than they would be on the NASDAQ National Market or a national securities exchange. Our ability to access equity capital markets may be restricted in the future if the trading market for Leap’s common stock lacks sufficient liquidity.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      Interest Rate Risk. Pursuant to the Plan of Reorganization, the Company emerged from bankruptcy with fixed rate debt only. On January 10, 2005 we refinanced our fixed rate debt with floating rate debt. As a result, changes in interest rates would not significantly affect the fair value of the debt. The terms of the Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, we entered into interest rate swap agreements with respect to $250 million of our debt in April 2005. The swap agreements effectively fix the interest rate on $250 million of debt at 6.7% through June 2007.
      As of March 31, 2005, our outstanding floating rate debt totaled $248.8 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on the new floating rate debt remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap, by $2.5 million.
      Hedging Policy. Leap’s policy is to maintain interest rate hedges when required by credit agreements. Leap does not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 4.	Controls and Procedures.
      (a) Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of March 31, 2005. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005.
      The Company performed additional analyses and other post-closing procedures in order to conclude that its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are presented in accordance with accounting principles generally accepted in the United States of America for such quarterly financial statements. Accordingly, management believes that despite these material weaknesses, the unaudited interim financial information included in this Quarterly Report on Form 10-Q reflects all adjustments necessary to state fairly the financial information set forth therein.
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
      In its efforts to remediate this material weakness, the Company has undertaken an expansion of its accounting and financial reporting department. The Company has been hiring, and continues to actively recruit, appropriately qualified and experienced personnel in the areas of accounting and financial reporting to fill both newly created and currently vacant roles, and has instituted programs to enhance retention. The Company is actively recruiting a chief financial officer (this office is currently filled by an acting chief financial officer). The Company also recently hired a new vice president, chief accounting officer, to serve as the Company’s controller, who commenced employment in May 2005. The Company believes these steps, along with its emergence from bankruptcy and the associated reduction of employee uncertainty with respect to the Company’s prospects, will result in a larger and more stable accounting and financial reporting staff on an on-going basis. Additionally, the Company has hired a firm to assist with documentation of controls and procedures pertaining to internal control over financial reporting as part of its on-going effort to implement Section 404 of the Sarbanes-Oxley Act of 2002. Management believes these documentation efforts will be instrumental in remediating this material weakness and has filled a number of the open positions in the accounting and financial reporting department. This material weakness contributed to the following three control deficiencies which are individually considered to be material weaknesses.
      Errors in the Application of Lease-Related Accounting Principles. In the first few months of 2005, the Company identified errors in assumptions that resulted in the incorrect accounting for rent expense and remediation obligations associated with its leases for periods ending on or before December 31, 2004.
      The Company took the following actions between February and May 2005 to remediate this material weakness:

•	reviewed the terms of over 2,500 cell-site, switch and other leases and re-assessed lease term assumptions to assure proper accounting for the rent expense and asset retirement obligations with respect to these leases;

•	corrected the errors identified in its condensed consolidated interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004;

•	changed its internal control over financial reporting to identify the procedures to follow for appropriate lease accounting; and

•	educated accounting department personnel regarding correct lease accounting procedures.
      Management believes these steps, together with the expected hiring of additional qualified personnel as described above, will be effective in remediating this material weakness in the near future.
      Fresh-Start Reporting Adjustments. In preparing for its 2004 annual audit, the Company identified several errors resulting from inadequate oversight of the fresh-start reporting adjustments recorded as of July 31, 2004 in connection with the Company’s emergence from bankruptcy. The Company believes these errors occurred as a result of the substantial additional workload on its accounting staff in connection with fresh-start reporting and the insufficient staffing levels and the associated lack of knowledge transfer to new employees within these functions as described above. The Company determined that as of July 31, 2004 it overstated deferred rent and certain vendor obligations which should have been eliminated as a result of the emergence from bankruptcy and the implementation of fresh-start reporting.
      The Company took the following actions between February and May 2005 with respect to its fresh-start reporting to remediate this material weakness:

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
      Inadequate Account Reconciliation Procedures. In preparing for its 2004 annual audit, the Company identified errors that resulted from inadequate reconciliation of deferred revenue that should have been recognized as service revenue. In addition, with the implementation of fresh-start reporting, the Company’s investments were re-valued at fair market value but the Company did not have the reconciliation procedures in place to separately track the gains and losses on such investments subsequent to the implementation of fresh-start reporting.
      The Company is in the process of remediating this material weakness with respect to its inadequate account reconciliation procedures. The Company took the following actions between February and May 2005:

•	established and communicated additional procedures for the analysis, review and approval of account reconciliations;

•	instituted procedures requiring supervisory personnel to review and approve all account reconciliations; and

•	corrected the related errors identified in its condensed consolidated interim financial statements for the one and seven month periods ended July 31, 2004 and the two month period ended September 30, 2004.
      Management expects to evaluate the effectiveness of the remedial actions described above and make any appropriate adjustments based on such evaluation. Management believes these steps, together with the evaluation and the expected hiring of additional qualified personnel described above, will be effective in remediating this material weakness in the near future.
      (b) Changes in Internal Controls Over Financial Reporting
      Apart from the changes to the Company’s internal controls over financial reporting described above, there were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005. During the three months ended March 31, 2005, there were no material developments in the status of those legal proceedings.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.3.7(1)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10.7(2)#	Resignation Agreement by and among Leap Wireless International, Inc., Cricket Communications, Inc. and William M. Freeman, dated February 25, 2005.

10.11.1(2)	Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.

10.13(2)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.

10.14(3)	Credit Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/ C issuer.

10.14.1(3)	Security Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Guarantors and Bank of America, N.A., as collateral agent.

10.14.2(3)	Parent Guaranty, dated January 10, 2005, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.

Exhibit
Number	Description of Exhibit

10.14.3(3)	Subsidiary Guaranty, dated January 10, 2005, made by the Subsidiary Guarantors in favor of the secured parties under the Credit Agreement.

10.14.4(4)	Letter from Cricket Communications, Inc. to the Lenders under the Credit Agreement, dated as of January 10, 2005, among the Company, Bank of America, N.A., Goldman Sachs Credit Partners L.P., Credit Suisse First Boston and the other lenders party thereto, dated April 12, 2005.

10.15(2)#	Employment offer letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.

10.16.1(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Glenn T. Umetsu.

10.16.2(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and David B. Davis.

10.16.3(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.

10.16.4(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.

10.17#*	2005 Cricket Non-Sales Bonus Plan.

10.18#*	Employment Offer Letter dated March 24, 2005, between Cricket Communications, Inc. and Grant Burton.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 10, 2005, filed with the SEC on January 14, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 12, 2005, as filed with the SEC on April 13, 2005, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: June 15, 2005	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: June 15, 2005	By: /s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance, Treasurer and Acting Chief Financial Officer (Principal Financial Officer)