Form 10-Q
period 2005-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2005-08-12
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The number of shares of registrant’s common stock outstanding on August 9, 2005 was 60,876,871.

LEAP WIRELESS INTERNATIONAL, INC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2005

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company

	June 30,	December 31,
	2005	2004

	(Unaudited)
Assets
Cash and cash equivalents	$82,396	$141,141
Short-term investments	75,258	113,083
Restricted cash, cash equivalents and short-term investments	25,737	31,427
Inventories	30,081	25,816
Other current assets	27,678	35,144

Total current assets	241,150	346,611
Property and equipment, net	534,458	576,352
Wireless licenses	766,187	652,653
Assets held for sale (Note 7)	87,961	—
Goodwill	329,619	329,619
Other intangible assets, net	132,245	151,461
Deposits for wireless licenses (Note 7)	68,221	24,750
Other assets	13,416	9,036

Total assets	$2,173,257	$2,090,482

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$79,571	$91,093
Current maturities of long-term debt (Note 5)	5,000	40,373
Other current liabilities	65,272	71,965

Total current liabilities	149,843	203,431
Long-term debt (Note 5)	492,500	371,355
Other long-term liabilities	39,128	45,846

Total liabilities	681,471	620,632
Minority interest	1,000	—
Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 60,806,423 and 60,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	1,507,751	1,478,392
Unearned stock-based compensation	(22,229)	—
Retained earnings (accumulated deficit)	6,546	(8,629)
Accumulated other comprehensive income (loss)	(1,288)	81

Total stockholders’ equity	1,490,786	1,469,850

Total liabilities and stockholders’ equity	$2,173,257	$2,090,482

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Service revenues	$189,704	$172,025	$375,685	$341,076
Equipment revenues	37,125	33,676	79,514	71,447

Total revenues	226,829	205,701	455,199	412,523

Operating expenses:
Cost of service (exclusive of items shown separately below)	(49,608)	(47,827)	(99,805)	(95,827)
Cost of equipment	(42,799)	(40,635)	(91,977)	(84,390)
Selling and marketing	(24,810)	(21,939)	(47,805)	(45,192)
General and administrative	(42,423)	(33,922)	(78,458)	(72,532)
Depreciation and amortization	(47,281)	(76,386)	(95,385)	(151,847)
Impairment of indefinite-lived intangible assets	(11,354)	—	(11,354)	—

Total operating expenses	(218,275)	(220,709)	(424,784)	(449,788)

Operating income (loss)	8,554	(15,008)	30,415	(37,265)
Interest income	1,176	—	3,079	—
Interest expense (contractual interest expense was $67.2 million and $133.6 million for the three and six months ended June 30, 2004, respectively)	(7,566)	(1,908)	(16,689)	(3,731)
Other income (expense), net	(39)	(615)	(1,325)	(596)

Income (loss) before reorganization items and income taxes	2,125	(17,531)	15,480	(41,592)
Reorganization items, net	—	1,313	—	(712)

Income (loss) before income taxes	2,125	(16,218)	15,480	(42,304)
Income taxes	404	(1,927)	(305)	(3,871)

Net income (loss)	2,529	(18,145)	15,175	(46,175)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	13	(204)	19	61
Unrealized loss on derivative instrument	(1,307)	—	(1,307)	—

Comprehensive income (loss)	$1,235	$(18,349)	$13,887	$(46,114)

Net income (loss) per share:
Basic	$0.04	$(0.31)	$0.25	$(.79)

Diluted	$0.04	$(0.31)	$0.25	$(.79)

Shares used in per share calculations:
Basic	60,030	58,622	60,015	58,621

Diluted	60,242	58,622	60,234	58,621

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Successor	Predecessor
	Company	Company

	Six Months Ended
	June 30,

	2005	2004

Operating activities:
Net cash provided by operating activities	$108,536	$89,935

Investing activities:
Purchase of property and equipment	(45,498)	(30,418)
Purchase of and deposits for wireless licenses	(239,168)	—
Purchase of investments	(103,057)	(70,769)
Sale and maturity of investments	142,296	51,793
Restricted cash, cash equivalents and short-term investments, net	326	13,970

Net cash used in investing activities	(245,101)	(35,424)

Financing activities:
Proceeds from long-term debt	500,000	—
Repayment of long-term debt	(415,229)	—
Payment of debt issuance costs	(6,951)	—

Net cash provided by financing activities	77,820	—

Net increase (decrease) in cash and cash equivalents	(58,745)	54,511
Cash and cash equivalents at beginning of period	141,141	84,070

Cash and cash equivalents at end of period	$82,396	$138,581

Supplementary disclosure of cash flow information:
Cash paid for interest	$35,072	$—
Cash paid for income taxes	$228	$76
Supplementary disclosure of non-cash investing and financing activities:
Issuance of restricted stock awards under stock compensation plan	$22,489	$—
See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the brand “Cricket®.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” As of June 30, 2005, the Company provided wireless service in 20 states covering a total potential customer base of 26.8 million. As of August 11, 2005, the Company owned wireless licenses covering a total potential customer base of 60.2 million.
      In November 2004, the Company acquired a 75% non-controlling membership interest in Alaska Native Broadband 1, LLC (“ANB 1”) for the purpose of participating in the Federal Communication Commission’s (“FCC’s”) Auction #58 (Note 7) through ANB 1’s wholly owned subsidiary, Alaska Native Broadband 1 License, LLC (“ANB 1 License”). The Company consolidates its investment in ANB 1.

Note 2.	Reorganization and Fresh-Start Reporting
      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On October 22, 2003, the Bankruptcy Court confirmed the Fifth Amended Joint Plan of Reorganization (the “Plan of Reorganization”) of Leap, Cricket and their debtor subsidiaries. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004, and on August 16, 2004 (the “Effective Date”), the Plan of Reorganization became effective and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s outstanding indebtedness. On the Effective Date of the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date). A summary of the material actions that occurred during the bankruptcy process and as of the Effective Date of the Plan of Reorganization is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2005.
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
      The Company adopted the fresh-start reporting provisions of SOP 90-7 as of July 31, 2004. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these condensed consolidated financial statements, the Company is referred to as the “Predecessor Company”

for periods on or prior to July 31, 2004 and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting.
      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, the Company allocated its reorganization value to the fair value of its assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization. The determination of reorganization value and the adjustments to the Predecessor Company’s consolidated balance sheet at July 31, 2004 resulting from the application of fresh-start reporting are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

Reorganization Items
      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and are presented separately in the Predecessor Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2004, reorganization items consisted primarily of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process, partially offset by income from the settlement of certain pre-petition liabilities and interest income earned while the Company was in bankruptcy.

Restricted Cash, Cash Equivalents and Short-Term Investments
      Restricted cash, cash equivalents and short-term investments include funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket following their emergence from bankruptcy, and cash restricted for other purposes.

Revenues and Cost of Revenues
      Cricket’s business revenues arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign long-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three months ended June 30, 2005 and 2004 totaled $4.3 million and $4.4 million, respectively. Activation fees included in equipment revenues during the six months ended June 30, 2005 and 2004 totaled $8.9 million and $10.2 million, respectively. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.
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

Property and Equipment
      Property and equipment are initially recorded at cost. Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
      Upon emergence from Chapter 11 and adoption of fresh-start reporting, the Company re-assessed the carrying values and useful lives of its property and equipment. As a result of this re-assessment, which included a review of the Company’s historical usage of and expected future service from existing property and equipment, and a review of industry averages for similar property and equipment, the Company changed the depreciable lives for certain network equipment assets. These network equipment assets that were previously depreciated over periods ranging from two to five years are now depreciated over periods ranging from three to fifteen years. As a result of this change, depreciation expense was reduced and net income increased by approximately $29.7 million, or $0.49 per diluted share, for the three months ended June 30, 2005 and by approximately $60.5 million, or $1.00 per diluted share, for the six months ended June 30, 2005, compared to what they would have been if the useful lives had not been revised. The estimated useful lives for the Company’s other property and equipment, which have remained unchanged, are three to five years for computer hardware and software, and three to seven years for furniture, fixtures and retail and office equipment. Property and equipment to be disposed of by sale is not depreciated, and is carried at the lower of carrying value or fair value less costs to sell.
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
      At June 30, 2005, equipment with a net book value in the amount of $15.2 million was classified in assets held for sale (see Note 7). At December 31, 2004, there was no equipment to be disposed of by sale.

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

Wireless Licenses
      Wireless licenses are initially recorded at cost. The Company has determined that its wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At June 30, 2005, wireless licenses with a carrying value of $70.8 million were classified in assets held for sale (see Note 7). At December 31, 2004, wireless licenses to be disposed of by sale were not significant. In connection with the adoption of fresh-start reporting, the Company increased the carrying value of its wireless licenses to their estimated fair market values.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At June 30, 2005, intangible assets with a carrying value of $1.9 million were classified in assets held for sale (see Note 7). At December 31, 2004, there were no intangible assets to be disposed of by sale.

Impairment of Indefinite-lived Intangible Assets
      In accordance with SFAS No. 142, the Company assesses potential impairments to its indefinite-lived intangible assets, consisting of goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Successor Company conducts its annual test for impairment during the third quarter of each year. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. During the three and six months ended June 30, 2005, the Company recorded impairment charges of $11.4 million to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values (see Note 7).

Basic and Diluted Net Income (Loss) Per Share
      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock awards, deferred stock units and warrants calculated using the treasury stock method.
      A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 is as follows (unaudited) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted average shares outstanding — basic earnings per share	60,030	58,622	60,015	58,621
Effect of dilutive securities:
Restricted stock awards	1	—	—	—
Warrants to MCG	211	—	219	—

Adjusted weighted average shares outstanding — diluted earning per share	60,242	58,622	60,234	58,621

      The number of shares not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled 0.9 million and 0.8 million for the three and six months ended June 30, 2005, respectively, and 11.8 million for both the three and six months ended June 30, 2004.

Stock-based Compensation
      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. The Board of Directors of the Company adopted the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) on December 30, 2004. A total of 4,800,000 shares of Leap common stock are reserved for issuance under the 2004 Plan. During the three months ended June 30, 2005, the Company granted a total of 566,463 non-qualified stock options, 806,423 shares of restricted common stock and 246,484 deferred stock units to directors, executive officers and other employees of the Company. During the three months ended March 31, 2005, the Company granted a total of 839,658 non-qualified stock options to directors, executive officers and other employees of the Company. There were no stock options, restricted stock shares or deferred stock units issued during the three or six months ended June 30, 2004.
      The non-qualified stock options were granted with an exercise price equal to the market price of the common stock on the date of grant. The restricted shares of common stock were granted with an exercise price of $0.0001 per share, and the weighted average grant date market price of the restricted common stock was $27.89 per share. The stock options and restricted common stock vest in full three or five years from the grant date with no interim time-based vesting, but with provisions for annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. The deferred stock units were immediately vested upon grant and allow the holders to purchase common stock at an exercise price of $0.0001 per share in a 30-day period commencing on the earlier of August 15, 2005, the date immediately prior to a change in control (as defined in the 2004 Plan), or the date the holder’s employment is terminated. The weighted average grant date market price of the deferred stock units was $27.87 per share.
      The Company recorded $7.1 million in stock-based compensation expense for the three and six months ended June 30, 2005 resulting from the grant of the restricted common stock and deferred stock units. The total intrinsic value of the deferred stock units of $6.9 million was recorded as stock-based compensation expense during the three and six months ended June 30, 2005 because the deferred stock units were immediately vested upon grant. The total intrinsic value of the restricted stock awards as of the measurement date of $22.5 million was recorded as unearned compensation, which is included in stockholder’s equity in the unaudited condensed consolidated balance sheet as of June 30, 2005. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. For the three and six months ended June 30, 2005, $0.2 million was recorded in stock-based compensation expense for the amortization of the unearned compensation.
      The following table shows the amount of stock-based compensation expense included in operating expenses (allocated to the appropriate line item based on employee classification) in the condensed consolidated statements of operations for the three and six months ended June 30, 2005:

Three and
Six Months
Ended
June 30, 2005

Stock-based compensation expense included in:
Cost of service	$797
Selling and marketing expenses	693
General and administrative expenses	5,639

Total stock-based compensation expense	$7,129

      The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

As reported net income (loss)	$2,529	$(18,145)	$15,175	$(46,175)
Add back stock-based compensation (benefit) expense included in net income (loss)	7,129	(202)	7,129	(856)
Less net pro forma compensation (expense) benefit	(8,514)	(1,803)	(10,040)	4,874

Pro forma net income (loss)	$1,144	$(20,150)	$12,264	$(42,157)

Basic net income (loss) per share:
As reported	$0.04	$(0.31)	$0.25	$(0.79)

Pro forma	$0.02	$(0.34)	$0.20	$(0.72)

Diluted net income (loss) per share:
As reported	$0.04	$(0.31)	$0.25	$(0.79)

Pro forma	$0.02	$(0.34)	$0.20	$(0.72)

      The weighted average grant date fair value per share of the stock options granted during the three and six months ended June 30, 2005 was $20.04 and $19.25, respectively, which was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Risk free interest rate	3.65%	3.54%
Expected dividend yield	—	—
Expected volatility	87%	87%
Expected life (in years)	5.8	5.5

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.	Supplementary Balance Sheet Information (in thousands):

	Successor Company

	June 30,	December 31,
	2005	2004

	(Unaudited)
Property and equipment, net:
Network equipment	$612,442	$599,598
Computer equipment and other	30,022	26,285
Construction-in-progress	28,705	11,383

	671,169	637,266
Accumulated depreciation	(136,711)	(60,914)

	$534,458	$576,352

Accounts payable and accrued liabilities:
Trade accounts payable	$20,797	$35,184
Accrued payroll and related benefits	13,573	13,579
Other accrued liabilities	45,201	42,330

	$79,571	$91,093

Other current liabilities:
Accrued taxes	$38,726	$49,860
Deferred revenue	21,323	18,145
Accrued interest	—	1,025
Other	5,223	2,935

	$65,272	$71,965

Note 5.	Debt

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
      A portion of the proceeds from the term loan borrowing was used to redeem Cricket’s 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining proceeds from the term loan borrowing of approximately $60 million are being used for general corporate purposes.
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
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Company’s new Credit Agreement in the following initial amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      At June 30, 2005, the effective interest rate on the $500 million term loan was 6.4%, including the effect of interest rate swaps, and the outstanding indebtedness was $497.5 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, in April 2005 the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. The $1.3 million fair value of the swap agreements at June 30, 2005 was recorded as a liability in the condensed consolidated balance sheet.
      On July 22, 2005, the Company amended the Credit Agreement to increase the six-year $500 million term loan by $100 million. The interest and related terms are substantially the same as the original term loan agreement. Outstanding borrowings under the incremental term loan must be repaid in 18 quarterly payments of approximately $278,000 each, commencing September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010. The Company also amended the terms of the facility to accommodate the planned expansion of the Company’s business including: increasing certain leverage ratios and permitting the Company to invest up to $325 million in ANB 1 and ANB 1 License and up to $60 million in other joint ventures. The amendments also increased the amount of permitted purchase money security interests and capitalized leases and also allow the Company to provide limited guarantees for the benefit of ANB 1 License and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the additional term facility in the amount of $9 million.
      In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009.

Senior Secured Pay-in-Kind Notes Issued Under Plan of Reorganization
      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. As of December 31, 2004, the carrying value of the notes was $371.4 million. A portion of the proceeds from the term loan facility under the new Credit Agreement was used to redeem these notes. Upon repayment of these notes, the Company recorded a loss from debt extinguishment of approximately $1.7 million which was included in other income (expense) in the condensed consolidated statement of operations for the six months ended June 30, 2005.

US Government Financing
      The balance in current maturities of long-term debt at December 31, 2004 consisted entirely of debt obligations to the FCC incurred as part of the purchase price for wireless licenses. At July 31, 2004, the remaining principal of the FCC debt was revalued in connection with the Company’s adoption of fresh-start reporting. The carrying value of this debt at December 31, 2004 was $40.4 million. The balance was repaid in full in January 2005 with a portion of the term loan borrowing as noted above. Upon repayment of this debt, the Company recorded a gain from debt extinguishment of approximately $0.4 million which was included in other income (expense) in the condensed consolidated statement of operations for the six months ended June 30, 2005.

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
      In February 2005, Cricket’s wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses for $166.9 million. Cricket Licensee (Reauction), Inc. purchased these licenses in the second quarter of fiscal 2005.

      In February 2005, ANB 1 License was named the winning bidder in Auction #58 for nine wireless licenses for $68.2 million. The transfers of the wireless licenses to ANB 1 License are subject to FCC approval. Although the Company expects that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. During the six months ended June 30, 2005, Cricket made loans under its senior secured credit facility with ANB 1 License in the aggregate principal amount of $56.3 million. ANB 1 License paid these borrowed funds, together with $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million, which is classified as deposits for wireless licenses at June 30, 2005.
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 wireless licenses and substantially all of the Company’s operating assets in its Michigan markets for $102.5 million. The Company has not launched commercial operations in most of the markets covered by the licenses to be sold. As described in Note 3, the long-lived assets included in this transaction, including wireless licenses with a carrying value of $70.8 million, property and equipment with a net book value of $15.2 million and intangible assets with a net book value of $1.9 million, have been classified in assets held for sale in the condensed consolidated balance sheet as of June 30, 2005. On June 22, 2005, the FCC granted its approval of the transaction. The transaction was completed on August 2, 2005, resulting in an estimated gain of approximately $14.5 million.
      On June 24, 2005, Cricket completed its purchase of a wireless license to provide service in Fresno, California and related assets for approximately $27.6 million. The Company launched service in Fresno on August 2, 2005.
      In July 2005, the Company agreed in principle to sell non-operating wireless spectrum licenses covering 0.9 million potential customers for a sales price of approximately $10.0 million. The Company expects to enter into a definitive agreement for this sale in the near future, subject to FCC approval of the transfer of the licenses. During the three and six months ended June 30, 2005, the Company recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices.

Note 8.	Commitments and Contingencies
      In connection with the Chapter 11 proceedings, the Bankruptcy Court established deadlines by which the holders of pre-emergence claims against the Company were required to file proofs of claim. The final deadline for such claims, relating to claims that arose during the course of the bankruptcy, was October 15, 2004, 60 days after the Effective Date of the Plan of Reorganization. Parties who were required to, but who failed to, file proofs of claim before the applicable deadlines are barred from asserting such claims against the Company in the future. Generally, the Company’s obligations have been discharged with respect to general unsecured claims for pre-petition obligations, although the holders of allowed general unsecured pre-petition claims against Leap have (and holders of pending general unsecured claims against Leap may have) a pro rata beneficial interest in the assets of the Leap Creditor Trust. The Company reviewed the remaining claims filed against it (consisting primarily of claims for pre-petition taxes and for obligations incurred by the Company during the course of the Chapter 11 proceedings) and filed further objections by the Bankruptcy Court deadline of January 17, 2005. The Company does not believe that the resolution of the outstanding claims filed against it in bankruptcy will have a material adverse effect on the Company’s consolidated financial statements.
      Foreign governmental authorities have asserted or are likely to assert tax claims of approximately $9.1 million (including interest and based on recent currency exchange rates) against Leap with respect to periods prior to the bankruptcy, although the Company believes that the true value of these asserted or potential claims is lower. The Bankruptcy Court has established new claims bar dates for these governmental entities; by such dates, such entities must file a formal claim with the Bankruptcy Court for amounts owed by Leap for periods prior to April 13, 2003 or such claims will be barred. The Company does not believe that the resolution of these issues will have a material adverse effect on its consolidated financial statements.

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
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is neither probable nor reasonably estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of June 30, 2005 related to these contingencies.
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
      The Company is involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of June 30, 2005 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.

      The Company has entered into non-cancelable operating lease agreements to lease its facilities, certain equipment and sites for towers, equipment and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at June 30, 2005 (in thousands):

Year Ended December 31:

Remainder of 2005	$27,363
2006	36,916
2007	21,900
2008	19,405
2009	16,978
Thereafter	85,543

Total	$208,105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Except for the historical information contained herein, this document contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	our ability to comply with the covenants in our senior secured credit facilities;

•	our ability to attract, motivate and retain an experienced workforce;

•	failure of network systems to perform according to expectations;

•	failure of the Federal Communications Commission, or the FCC, to approve the transfers to Alaska Native Broadband 1 License, LLC, or ANB 1 License, of the wireless licenses for which it was the winning bidder in the FCC’s Auction #58;

•	global political unrest, including the threat or occurrence of war or acts of terrorism; and

•	other factors detailed in the section entitled “Risk Factors” included in this report.
      All forward-looking statements in this report should be considered in the context of these risk factors. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this report are cautioned not to place undue reliance on the forward-looking statements.
Overview
      Our Business. We conduct our business primarily through Cricket. Cricket provides mobile wireless services targeted to meet the needs of customers who are under-served by traditional communications companies. Our Cricket service is a simple and affordable wireless alternative to traditional landline service. Our basic Cricket service offers customers virtually unlimited anytime minutes within the Cricket calling area over a high-quality, all-digital CDMA network. Our revenues come from the sale of wireless services, handsets and accessories to customers. Our liquidity and capital resources come primarily from our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility. In addition, in August 2005, we completed the sale of our Michigan markets and 23 wireless licenses for $102.5 million.

      At June 30, 2005, we operated in 20 states and had approximately 1,618,000 customers and the total potential customer base covered by our networks in our operating markets was approximately 26.8 million. As of August 11, 2005, we owned wireless licenses covering a total potential customer base of 60.2 million.
      In February 2005, a wholly-owned subsidiary of Cricket was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. We acquired these licenses in May 2005. We currently expect to launch commercial operations in the markets covered by these licenses and have commenced build-out activities. In addition, in February 2005, a subsidiary of Alaska Native Broadband 1, LLC, an entity in which we own a 75% non-controlling interest and which is referred to in this report as ANB 1, was the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. The transfers of the wireless licenses to ANB 1’s subsidiary are subject to FCC approval. Although we expect that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. In July 2005, we increased the term loan portion of our senior secured credit facility by $100 million to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our new licenses and to finance the build-out and initial operation of the licenses ANB 1 expects to acquire through its subsidiary. For a further discussion of our arrangements with Alaska Native Broadband, see “Item 1. Business — Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
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
      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. When the Plan of Reorganization became effective on August 16, 2004, our long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million and approximately $40 million of remaining indebtedness to the FCC. On January 10, 2005, we entered into new senior secured credit facilities and used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes and to repay the remaining indebtedness to the FCC. The new facilities consist of a six-year $500 million term loan and a five-year $110 million revolving credit facility and were amended in July 2005 to increase the term loan by $100 million.
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

Financial Performance
      The following table presents the consolidated statement of operations data for the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Service revenues	$189,704	$172,025	$375,685	$341,076
Equipment revenues	37,125	33,676	79,514	71,447

Total revenues	226,829	205,701	455,199	412,523

Operating expenses:
Cost of service (exclusive of items shown separately below)	(49,608)	(47,827)	(99,805)	(95,827)
Cost of equipment	(42,799)	(40,635)	(91,977)	(84,390)
Selling and marketing	(24,810)	(21,939)	(47,805)	(45,192)
General and administrative	(42,423)	(33,922)	(78,458)	(72,532)
Depreciation and amortization	(47,281)	(76,386)	(95,385)	(151,847)
Impairment of indefinite-lived intangible assets	(11,354)	—	(11,354)	—

Total operating expenses	(218,275)	(220,709)	(424,784)	(449,788)

Operating income (loss)	8,554	(15,008)	30,415	(37,265)
Interest income	1,176	—	3,079	—
Interest expense	(7,566)	(1,908)	(16,689)	(3,731)
Other income (expense), net	(39)	(615)	(1,325)	(596)

Income (loss) before reorganization items and income taxes	2,125	(17,531)	15,480	(41,592)
Reorganization items, net	—	1,313	—	(712)

Income (loss) before income taxes	2,125	(16,218)	15,480	(42,304)
Income taxes	404	(1,927)	(305)	(3,871)

Net income (loss)	$2,529	$(18,145)	$15,175	$(46,175)

Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004
      At June 30, 2005, we had approximately 1,618,000 customers compared to approximately 1,547,000 customers at June 30, 2004. Gross customer additions during the three months ended June 30, 2005 and 2004 were approximately 191,000 and 180,000, respectively, and net customer additions during these periods were approximately 3,000 and 9,000, respectively. Gross customer additions during the six months ended June 30, 2005 and 2004 were approximately 393,000 and 387,000, respectively, and net customer additions during these periods were approximately 48,000 and 75,000, respectively. The weighted average number of customers during the three months ended June 30, 2005 and 2004 was approximately 1,612,000 and 1,538,000, respectively. The weighted average number of customers during the six months ended June 30, 2005 and 2004 was approximately 1,600,000 and 1,518,000, respectively. At June 30, 2005, the total potential customer base covered by our networks in our operating markets was approximately 26.8 million.
      During the three and six months ended June 30, 2005, service revenues increased $17.7 million, or 10%, and $34.6 million, or 10%, respectively, compared to the corresponding periods of the prior year. Higher average customers contributed $8.2 million and $18.4 million, respectively, to the increases for the three- and six-month periods. The remaining increase was attributable to higher average revenues per customer during the three and six months ended June 30, 2005, compared with the same periods of the prior year. The increasing average revenue per customer primarily reflects increasing customer acceptance of higher-value, higher-priced service offerings, and the reduced utilization of service-based mail-in rebate promotions in 2005.
      During the three and six months ended June 30, 2005, equipment revenues increased $3.4 million, or 10%, and $8.1 million, or 11%, respectively, compared to the corresponding periods of the prior year. For the three months ended June 30, 2005, an increase in handset sales of 2% increased equipment revenue by $0.5 million over the corresponding period in 2004, and the remaining $2.9 million increase was driven by higher net revenues per handset sold, including accessory sales and reductions in dealer compensation costs. For the six months ended June 30, 2005, an increase in handset sales of 4% increased equipment revenue by $2.2 million over the corresponding period in 2004, and the remaining $5.9 million increase was driven by a $7.2 million increase in net revenues per handset sold, including accessory sales and reductions in dealer compensation costs, offset by a $1.3 million reduction in activation fees.
      During the three and six months ended June 30, 2005, cost of service increased $1.8 million, or 4%, and $4.0 million, or 4%, respectively, compared to the corresponding periods of the prior year. The increase in cost of service for the three months ended June 30, 2005 was primarily attributable to an increase of $2.7 million in variable costs associated with additional product usage and continued customer adoption of new value-added products, an increase of $0.8 million in network-related costs, and stock-based compensation expense of $0.8 million. These increases were offset by reductions of $1.2 million in software maintenance and $1.3 million in other labor-related costs. For the six months ended June 30, 2005, the increase in cost of service was primarily attributable to increases of $6.2 million in additional product usage, an increase of $1.4 million in network-related costs, and stock-based compensation expense of $0.8 million, offset by reductions of $1.4 million in software maintenance and $3.3 million in other labor-related expenses. During 2005, we expect the variable costs associated with usage and value-added features to continue to increase as our customer base grows and the adoption of add-on products accelerates. Additionally, we expect that the launch of the Fresno market, which occurred on August 2, 2005, will increase fixed network infrastructure costs.
      Cost of equipment for the three and six months ended June 30, 2005 increased by $2.2 million, or 5%, and $7.6 million, or 9%, respectively, compared to the corresponding periods of the prior year. The increase in cost of equipment for the three months ended June 30, 2005 consisted of $1.0 million associated with slight increases in both handsets sold and the cost per handset and $1.2 million associated with higher reverse logistics costs. For the six months ended June 30, 2005, the increase in cost of equipment consisted of $4.2 million associated with higher-cost handsets, $2.8 million associated with higher handset sales volumes, and $0.6 million associated with higher reverse logistics costs.
      During the three and six months ended June 30, 2005, selling and marketing expenses increased by $2.9 million, or 13%, and $2.6 million, or 6%, respectively, compared to the corresponding periods of the prior year. For the three months ended June 30, 2005, the increase consisted of $1.2 million in media and advertising costs, $0.7 million in stock-based compensation expense and $0.9 million in other labor-related costs. For the six months ended June 30, 2005, the increase consisted of $1.7 million of media and advertising costs, $0.7 million in stock-based compensation expense and $0.3 million in other labor-related and other costs.
      During the three and six months ended June 30, 2005, general and administrative expenses increased $8.5 million, or 25%, and $5.9 million, or 8%, respectively, compared to the corresponding periods of the prior year. For the three months ended June 30, 2005, the increase was primarily due to increases of $3.2 million in legal and other professional services, $5.6 million in stock-based compensation expense and an increase of $0.8 million in other labor-related costs. These increases were partially offset by reductions in customer care and billing costs of $1.1 million. For the six months ended June 30, 2005, the increase was primarily due to increases of $4.6 million in legal and other professional services, $5.6 million in stock-based compensation expense and an increase of $0.3 million in other labor-related costs. These increases were partially offset by reductions in customer care and billing costs of $4.6 million.
      During the three and six months ended June 30, 2005, we recorded stock-based compensation expense of $7.1 million in connection with the grant of restricted common shares and deferred stock units exercisable for common stock to directors, executive officers and other employees. The total intrinsic value of the deferred stock units of $6.9 million was recorded as stock-based compensation expense during the three and six months ended June 30, 2005 because the deferred stock units were immediately vested upon grant. The total intrinsic value of the restricted stock awards as of the measurement date of $22.5 million was recorded as unearned compensation as of June 30, 2005. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. For the three and six months ended June 30, 2005, $0.2 million was recorded in stock-based compensation expense for the amortization of the unearned compensation. The amount of stock-based compensation expense expected for the remainder of fiscal year 2005 is approximately $4-5 million.
      During the three and six months ended June 30, 2005, depreciation and amortization expense decreased $29.1 million, or 38%, and $56.5 million, or 37%, respectively, compared to the corresponding periods of the prior year. The decreases in depreciation expense were primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start reporting at July 31, 2004. As a result of this change, depreciation expense was reduced by approximately $30.4 million and $61.2 million for the three and six months ended June 30, 2005, respectively, compared to what it would have been if the useful lives had not been revised. In addition, depreciation and amortization expense for the three and six months ended June 30, 2005 included amortization expense of $8.6 million and $17.3 million, respectively, related to identifiable intangible assets recorded upon the adoption of fresh-start reporting. As a result of our build-out and initial operation of our planned new markets, we expect a significant increase in depreciation and amortization expense in the future. In addition, we will record accelerated depreciation charges in the future related to the planned decommissioning or replacement of network assets as we upgrade our equipment and optimize our network.
      During the three and six months ended June 30, 2005, we recorded impairment charges of $11.4 million in connection with an agreement in principle to sell non-operating wireless spectrum licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.
      During the three and six months ended June 30, 2005, interest expense increased $5.7 million, or 297%, and $13.0 million, or 347%, respectively, compared to the corresponding periods of the prior year. The increases in interest expense resulted from the application of SOP 90-7 during the three and six months ended June 30, 2004, which required that, commencing on April 13, 2003 (the date of the filing of the Company’s bankruptcy petition, or the Petition Date), we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise, which comprised substantially all of our debt. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The pay-in-kind notes were repaid in January 2005 and replaced with a $500 million term loan. At June 30, 2005, the effective interest rate on the $500 million term loan was 6.4%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, in April 2005 we entered into interest rate swap agreements with respect to $250 million of our debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of a new market. The amount of such capitalized interest depends on the particular markets being built out, the carrying values of the licenses and property and equipment involved in those markets and the duration of the build out. We expect capitalized interest to be significant during the build out of our planned new markets.
      During the three and six months ended June 30, 2005, there were no reorganization items. Reorganization items for the three and six months ended June 30, 2004 represented amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and consisted primarily of professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process, partially offset by income from the settlement of pre-petition liabilities and interest income earned while the Company was in bankruptcy.
      During the three months ended June 30, 2005, the Company recorded an income tax benefit of $0.4 million as compared to income tax expense of $1.9 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, the Company recorded income tax expense of $0.3 million as compared to income tax expense of $3.9 million for the six months ended June 30, 2004. These decreases resulted primarily from a tax benefit attributable to the repayment of the 13% senior secured pay-in-kind notes, which was reflected as a discrete item in the first quarter, and from a tax benefit attributable to the impairment of wireless licenses, which was reflected as a discrete item in the second quarter. Tax expense for the comparable periods in the prior year consisted exclusively of the tax effect of the amortization of wireless licenses for income tax purposes. Tax expense for the remainder of 2005 is expected to be recorded at an annual effective tax rate of approximately 32%; however, the effective tax rate for the remainder of 2005 could be impacted by additional discrete transaction items such as the pending sales of wireless licenses and other assets described in Note 7 of the condensed consolidated financial statements. Due primarily to the tax benefit attributable to the repayment of the 13% senior secured pay-in-kind notes, we do not expect taxable income in the current year. However, to the extent that taxable income is generated and Predecessor Company NOLs are utilized in the future, book tax expense will increase since utilization of Predecessor Company NOLs generally offsets goodwill rather than reducing book tax expense.
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
      CPGA is an industry metric that represents selling and marketing costs, excluding applicable stock-based compensation expense, and the gain or loss on sale of handsets (generally defined as cost of equipment less equipment revenue), excluding costs unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers.
      CCU is an industry metric that measures cost of service and general and administrative costs, excluding applicable stock-based compensation expenses, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers.
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

      The following table shows metric information for the three months ended June 30, 2005 and 2004:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	June 30,

	2005	2004

ARPU	$39.24	$37.28
CPGA	$138	$141
CCU	$18.43	$18.47
Churn	3.9%	3.7%
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
      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	June 30,

	2005	2004

Selling and marketing expense	$24,810	$21,939
Less stock-based compensation expense included in selling and marketing expense	(693)	—
Plus cost of equipment	42,799	40,635
Less equipment revenue	(37,125)	(33,676)
Less net loss on equipment transactions unrelated to initial customer acquisition	(3,484)	(3,453)

Total costs used in the calculation of CPGA	$26,307	$25,445
Gross customer additions	191,288	180,128

CPGA	$138	$141

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Successor	Predecessor
	Company	Company

	Three Months Ended
	June 30,

	2005	2004

Cost of service	$49,608	$47,827
Plus general and administrative expense	42,423	33,922
Less stock-based compensation expense included in cost of service and general and administrative expense	(6,436)	—
Plus net loss on equipment transactions unrelated to initial customer acquisition	3,484	3,453

Total costs used in the calculation of CCU	$89,079	$85,202
Weighted-average number of customers	1,611,524	1,537,957

CCU	$18.43	$18.47

Liquidity and Capital Resources
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at June 30, 2005). From time to time, we may also generate additional liquidity through the sale of assets that are not required for the ongoing operation of our business. We may also generate liquidity from offerings of debt and/or equity in the capital markets. At June 30, 2005, we had a total of $157.7 million in unrestricted cash, cash equivalents and short-term investments. As of June 30, 2005, we also had restricted cash, cash equivalents and short-term investments of $25.7 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket, and cash restricted for other purposes. Subsequent to June 30, 2005, we amended our credit agreement to increase the term loan by $100 million and we completed the sale of our Michigan markets and 23 wireless licenses for $102.5 million. We believe that our existing cash and investments, including the cash obtained from the incremental term loan and the sale of assets, and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months.
      Cash provided by operating activities was $108.5 million during the six months ended June 30, 2005 compared to $89.9 million during the six months ended June 30, 2004. The increase was primarily attributable to higher net income (net of depreciation and amortization expense and non-cash stock-based compensation expense) in the six months ended June 30, 2005, partially offset by the timing of payments on accounts payable and interest payments on Cricket’s 13% senior secured pay-in-kind notes and FCC debt.
      Cash used in investing activities was $245.1 million during the six months ended June 30, 2005 compared to $35.4 million during the six months ended June 30, 2004. This increase was due primarily to payments by subsidiaries of Cricket and ANB 1 of the purchase price of and deposits for wireless licenses totaling $239.2 million, an increase in the purchase of property and equipment of $15.1 million, and a net decrease in restricted investment activity of $13.6 million, partially offset by a net increase in the sale of investments of $58.2 million.
      Cash provided by financing activities during the six months ended June 30, 2005 was $77.8 million, which consisted of borrowings under our new term loan of $500.0 million, less amounts which were used to repay the FCC debt of $40.0 million, to repay the pay-in-kind notes of $372.7 million, to make two quarterly payments under the term loan totaling $2.5 million and to pay debt issuance costs of $7.0 million.

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
      A portion of the proceeds from the term loan borrowing was used to redeem Cricket’s $350 million 13% senior secured pay-in-kind notes, to pay approximately $43 million of call premium and accrued interest on such notes, to repay approximately $41 million in principal amount of debt and accrued interest owed to the FCC, and to pay transaction fees and expenses. The remaining proceeds from the term loan borrowing of approximately $60 million are being used for general corporate purposes.
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
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Company’s new Credit Agreement in the following initial amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      At June 30, 2005, the effective interest rate on the $500 million term loan was 6.4%, including the effect of interest rate swaps, and the outstanding indebtedness was $497.5 million. The terms of the Credit Agreement require us to enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, in April 2005 we entered into interest rate swap agreements with respect to $250 million of our debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. The $1.3 million fair value of the swap agreements at June 30, 2005 was recorded as a liability in the condensed consolidated balance sheet.
      On July 22, 2005, we amended our credit agreement to increase the term loan by $100 million. The interest and related terms are substantially the same as the original term loan agreement. Outstanding borrowings under the incremental term loan must be repaid in 18 quarterly payments of approximately

$278,000 each, commencing September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010. We also amended the terms of the facility to accommodate the planned expansion of our business including: increasing certain leverage ratios and permitting us to invest up to $325 million in ANB 1 and ANB 1 License and up to $60 million in other joint ventures. The amendments also increased the amount of permitted purchase money security interests and capitalized leases and also allow us to provide limited guarantees for the benefit of ANB 1 License and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial shareholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the additional term facility in the amount of $9 million.
      In July 2005, we entered into another interest rate swap agreement with respect to a further $105 million of our outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009.
Capital Expenditures and Other Asset Acquisitions and Dispositions
          2005 Capital Expenditures
      During the six months ended June 30, 2005, we incurred approximately $45.5 million in capital expenditures. We currently expect to incur between $175 million and $230 million in capital expenditures, excluding capitalized interest, for the year ending December 31, 2005. These capital expenditures are primarily for maintenance and improvement of our existing wireless networks, for the build-out and launch of the Fresno, California market and the related expansion and network change-out of the Company’s existing Visalia and Modesto/ Merced markets, and costs associated with the initial development of markets covered by licenses acquired as a result of Auction #58 and costs to be incurred by ANB 1 in connection with the initial development of licenses ANB 1 expects to acquire as a result of its participation in Auction #58. We expect to finance the remaining capital expenditures for 2005 with our existing cash, cash equivalents and short-term investments including the cash obtained from the incremental term loan and the sale of assets, as well as cash generated from operations.
          Auction #58 Properties and Build-Out
      In February 2005, our wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. Cricket Licensee (Reauction), Inc. purchased these licenses in the second quarter of fiscal 2005.
      ANB 1’s wholly-owned subsidiary, Alaska Native Broadband 1 License, LLC, or ANB 1 License, was named the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. The transfers of the wireless licenses to ANB 1 License are subject to FCC approval. Although we expect that such approvals will be made in the normal course, there can be no assurance that the FCC will grant such approvals. During the six months ended June 30, 2005, we made loans under our senior secured credit facility with ANB 1 License in the aggregate amount of $56.3 million. ANB 1 License paid these borrowed funds, together with $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million, which is classified as deposits for wireless licenses at June 30, 2005. Under our senior secured credit facility with ANB 1 License, as amended, we have committed to loan ANB 1 License up to $24.8 million in additional funds to finance its initial build-out costs and working capital requirements. However, ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks. Under Cricket’s Credit Agreement, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License.
      We currently expect to launch commercial operations in the markets covered by the licenses we have acquired as a result of Auction #58 and we have commenced build out activities. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to planning for the build-out and launch of the licenses it expects to acquire in connection with Auction #58. See “Item 1. Business-

Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of our arrangements with Alaska Native Broadband.
      We currently anticipate that the networks for our Auction #58 licenses and the networks for ANB 1 License’s expected Auction #58 licenses will cover an aggregate of 14 million to 17 million potential customers. Given this anticipated network coverage, we currently expect that the aggregate costs we will incur to build-out our new markets and that ANB 1 License will incur to build out its expected markets, and to upgrade new and existing markets to EVDO technology, to the extent appropriate, will cost approximately $475 million or less. These capital expenditures are expected to be incurred primarily in 2005 and 2006 (the portion expected for 2005 is reflected in the discussion of “2005 Capital Expenditures” set forth above). We expect that we will have sufficient liquidity to finance these capital expenditures from the various sources of liquidity available to us, including our existing cash, cash equivalents and short-term investments, cash generated from operations, cash obtained from borrowings under our revolving credit facility and, as appropriate, cash proceeds from capital markets transactions.
          Other Acquisitions and Dispositions
      In March 2005, subsidiaries of Leap signed an agreement to sell 23 wireless licenses and substantially all of the operating assets in our Michigan markets for $102.5 million. We have not launched commercial operations in most of the markets covered by the licenses to be sold. On June 22, 2005, the FCC granted its approval of the transaction. This transaction was completed on August 2, 2005, resulting in an estimated gain of approximately $14.5 million.
      On June 24, 2005, Cricket completed its purchase of a wireless license to provide service in Fresno, California and related assets for approximately $27.6 million. We launched service in Fresno on August 2, 2005.
      In July 2005, we agreed in principle to sell non-operating wireless spectrum licenses covering 0.9 million potential customers for a sales price of approximately $10.0 million. We expect to enter into a definitive agreement for this sale in the near future, subject to FCC approval of the transfer of the licenses. During the three and six months ended June 30, 2005, we recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices.
Certain Contractual Obligations and Commitments
      The table below summarizes information as of June 30, 2005 regarding certain future minimum contractual obligations and commitments for Leap and Cricket for the next five years and thereafter (in thousands):

			Year Ended December 31,
		Remainder
	Total	of 2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$497,500	$2,500	$5,000	$5,000	$5,000	$5,000	$475,000
Origination fees for ANB 1 investment	5,450	750	4,700	—	—	—	—
Contractual interest(2)	156,129	16,201	32,178	31,003	29,828	29,107	17,812
Operating leases	208,105	27,363	36,916	21,900	19,405	16,978	85,543

Total	$867,184	$46,814	$78,794	$57,903	$54,233	$51,085	$578,355

(1)	Amounts shown for Cricket’s term loan under the new credit facilities executed on January 10, 2005 include principal only. Interest on this term loan, calculated at the current interest rate, is stated separately.

(2)	Contractual interest is based on the current interest rates in effect at June 30, 2005 for debt outstanding as of that date.

      The table above does not include the following contractual obligations relating to ANB 1, a company which we consolidate under FASB Interpretation No. 46-R: (1) Cricket’s obligation to loan to ANB 1 License up to $24.8 million, as amended in June 2005, to finance its initial build-out costs and working capital requirements, of which approximately $0.1 million was drawn at June 30, 2005, and (2) Cricket’s obligation to pay $2.0 million to ANB if ANB exercises its right to sell its membership interest in ANB 1 to Cricket following the initial build-out of ANB 1 License’s wireless licenses. The table above also does not include the additional $100 million term loan executed in July 2005 or the related interest.
Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at June 30, 2005.

RISK FACTORS
Risks Related to Our Business and Industry
We Have Experienced Net Losses And We May Not Be Profitable In The Future
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
      Our growth on a quarter by quarter basis has varied substantially in the recent past. In the first quarter of 2003, we gained approximately 1,000 net customers but we lost approximately 54,000 net customers in the second quarter of 2003. Net customers increased by approximately 18,000 in the third quarter of 2003, but decreased by approximately 4,000 during the fourth quarter of 2003. During the first and second quarters of 2004, we experienced a net increase of approximately 65,700 customers and 9,000 customers, respectively, but lost approximately 8,000 net customers in the third quarter of 2004. During the fourth quarter of 2004 and the first quarter of 2005, we gained approximately 30,000 net customers and approximately 45,000 net customers, respectively. In the second quarter of 2005, we gained approximately 3,000 net customers. We believe that this uneven growth over the last several quarters generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our attenuated spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative affect on the price of our common stock.
If We Experience High Rates Of Customer Turnover or Credit Card, Subscription or Dealer Fraud, Our Ability To Become Profitable Will Decrease
      Customer turnover, frequently referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term commitments or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
We Have Identified Material Weaknesses In Our Internal Control Over Financial Reporting, And Our Business And Stock Price May Be Adversely Affected If We Do Not Remediate All Of These Material Weaknesses, Or If We Have Other Material Weaknesses In Our Internal Control Over Financial Reporting
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
      In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2004, March 31, 2005 and June 30, 2005 with respect to turnover and staffing levels in our accounting and financial reporting departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), and as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures. We expect that the material weakness with respect to turnover and staffing levels will be remediated in the second half of fiscal 2005. For a description of the material weaknesses and the steps we have undertaken to remediate them, see “Item 4.

Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If Our Internal Control Over Financial Reporting Does Not Comply With The Requirements Of The Sarbanes-Oxley Act Of 2002, Our Business And Stock Price May Be Adversely Affected
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We have been conducting a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. However, the standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment may identify the need for remediation of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses as described in “Item 4. Controls and Procedures” in Part I of this report. If management cannot favorably assess the effectiveness of our internal control over financial reporting as of December 31, 2005, or if our auditors cannot timely attest to management’s assessment or if they identify material weaknesses in our internal control over financial reporting as of December 31, 2005, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
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
      As of July 31, 2005, we had approximately $598 million of outstanding indebtedness and, to the extent we raise additional capital in the future, we expect to obtain much of such capital through debt financing. This existing indebtedness bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $250 million of our debt as of June 30, 2005 and an additional $105 million of our debt in July 2005, which mitigates the interest rate volatility. Our present and future debt financing could have important consequences. For example, it could:

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
      In addition, the Credit Agreement governing our senior secured credit facilities contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. The Credit Agreement also contains various affirmative and negative covenants, including covenants that require us to maintain compliance with certain financial leverage and coverage ratios. Our failure to comply with any of these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Any such acceleration would have a material adverse affect on our liquidity and financial condition and on the value of the common stock of Leap. Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the period ended March 31, 2005 constituted defaults under the Credit Agreement. Although we were able to obtain a limited waiver of these defaults, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.
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
Future Declines In The Fair Value Of Our Wireless Licenses Could Result In Future Impairment Charges
      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the three months ended June 30, 2005, we recorded an impairment charge of $11.4 million.
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
Because Our Consolidated Financial Statements Reflect Fresh-Start Reporting Adjustments Made Upon Our Emergence From Bankruptcy, Financial Information In Our Current And Future Financial Statements Will Not Be Comparable To Our Financial Information From Periods Prior To Our Emergence From Bankruptcy
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
Risks Related to Ownership of Our Common Stock
Our Stock Price May Be Volatile, And You May Lose All Or Some Of Your Investment
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
The 17,198,252 Shares Of Our Common Stock Registered For Resale By Our Shelf Registration Statement on Form S-1 May Adversely Affect The Market Price Of Our Common Stock.
      As of August 9, 2005, 60,876,871 shares of our common stock were issued and outstanding. Our resale shelf Registration Statement on Form S-1, which we expect to be declared effective in the near future, registered for resale 17,198,252 shares, or approximately 28.3%, of our outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of our common stock. We also have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan. When we issue shares under the stock plan, they can be freely sold in the public market. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
Our Directors and Affiliated Entities Have Substantial Influence Over Our Affairs
      Our directors and entities affiliated with them beneficially own in the aggregate approximately 28.5% of our common stock as of August 1, 2005. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.
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
      Interest Rate Risk. Pursuant to the Plan of Reorganization, the Company emerged from bankruptcy with fixed rate debt only. In January 2005 we refinanced our fixed rate debt with $500 million in floating rate debt, and in July 2005 we increased the floating rate debt by another $100 million. As a result, changes in interest rates would not significantly affect the fair value of the outstanding debt. The terms of the Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, we entered into interest rate swap agreements with respect to $250 million of our debt in April 2005, and with respect to an additional $105 million of our debt in July 2005. The swap agreements effectively fix the interest rate on $250 million of debt at 6.7% through June 2007, and on $105 million of debt at 6.8% through June 2009.

      As of June 30, 2005, net of the effect of the interest rate swap agreement described above, our outstanding floating rate debt totaled $247.5 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on the new floating rate debt remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $2.5 million.
      Hedging Policy. Leap’s policy is to maintain interest rate hedges when required by credit agreements. Leap does not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that a control deficiency which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of June 30, 2005. As a result of the material weakness, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005.
      The Company’s CEO and CFO previously concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of December 31, 2004 and March 31, 2005. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004 and March 31, 2005.
      The Company has performed additional analyses and procedures in order to conclude that its audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal 2004, as well as its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite these material weaknesses, the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal 2004, as well as its unaudited interim financial information included in this Quarterly Report and the Quarterly Report on Form 10-Q for the first quarter ended March 31, 2005, reflect all adjustments necessary to state fairly the financial information set forth therein.
      The material weaknesses referenced above and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:
      Insufficient Staffing in the Accounting and Financial Reporting Functions. As of June 30, 2005, March 31, 2005 and December 31, 2004,the Company’s accounting and financial reporting functions required additional personnel with appropriate skills, training and Company specific experience to identify and address the application of technical accounting literature. This material weakness contributed to the other three control deficiencies described below, each of which was individually considered to be a material weakness as of March 31, 2005 and December 31, 2004.

      During the last several months of fiscal 2004 and in the first months of fiscal 2005, the Company had been unable to maintain a sufficient complement of qualified staff in its accounting and financial reporting functions and, as a result of staff turnover, the Company suffered from an associated lack of knowledge transfer to new employees within these functions. The Company believes that its insufficient complement of staffing and high turnover resulted, in large part, from (1) the significantly increased workload placed on its accounting and financial reporting staff during the Company’s bankruptcy and the months after the Company’s emergence from bankruptcy during which it was implementing fresh-start reporting, and (2) the departure of some staff members during the Company’s bankruptcy and in the first several months after its emergence due to concerns about the Company’s prospects.
      The Company has actively addressed this material weakness and has hired a number of key new accounting personnel since February 2005 that management believes are appropriately qualified and experienced to identify and address the application of technical accounting literature. In May 2005, the Company hired a new vice president, chief accounting officer to serve as its controller. The new controller has 18 years of accounting experience, including over 13 years in public accounting and over five years as a senior manager with one of the big four public accounting firms. Also in May 2005, the Company hired a new accounting director to replace its former assistant controller, who left the Company in March 2005. The new accounting director has over 20 years of accounting experience, including seven years of experience as a controller and three years of experience as a divisional controller with a large wireless company. In February 2005, the Company hired a new director of general accounting to replace the outgoing director of general accounting. The new director of general accounting has over 14 years of accounting experience, including seven years as an accounting director. On the basis of their credentials and experience, and given the absence of their predecessors at critical times in the period up to the filing of the Company’s Annual Report on Form 10-K for fiscal 2004, the Company believes these personnel represent significant improvements in the accounting department’s technical accounting expertise.
      Since February 2005, the Company has also added or replaced three accounting managers to further enhance the overall level of qualifications and experience in its accounting department. In the general accounting area, it hired a new manager and transferred the former manager to a position that will oversee the accounting for ANB 1, a joint venture whose results are consolidated with those of the Company. The new general accounting manager has over five years of experience in public accounting and was a manager with a big four public accounting firm. The Company also hired a new manager in the inventory accounting area, which is a new position created to enhance leadership and qualifications in this area, and a new manager in the accounts payable area, which is a replacement position.
      The Company currently has a vice president, four directors and nine managers in the accounting and tax areas, and all are considered experienced personnel well qualified for their respective positions. The Company has nine actively licensed certified public accountants among its accounting management, and two additional personnel are in the process of completing their certification requirements. In addition, the Company’s new chief accounting officer and controller is highly experienced in technical accounting and financial reporting, which the Company believes is important in setting the tone for the accounting organization and ensuring the appropriate identification and resolution of technical accounting issues.
      Based on its new leadership, its other recent hirings, and the timely completion of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company believes that it has substantially addressed this material weakness as of June 30, 2005. The Company expects that this material weakness will be remediated in the second half of fiscal 2005, as the new leadership and other new hires described above gain detailed knowledge of the Company’s business, operations, accounting processes and related internal controls.
      Errors in the Application of Lease-Related Accounting Principles. In the first few months of 2005, the Company identified errors in assumptions that resulted in the incorrect accounting for rent expense and remediation obligations associated with its leases for periods ending on or before December 31, 2004.

      The Company took the following actions between February 2005 and the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in May 2005 to remediate this material weakness:

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
      The Company used its revised controls over lease accounting in connection with the preparation of the unaudited interim condensed consolidated financial statements for the first and second quarters of fiscal 2005. Based upon its implementation and application of the revised controls, the Company believes that it has adequately remediated this material weakness as of June 30, 2005.
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
      The Company took the following actions between February 2005 and the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in May 2005 with respect to its fresh-start reporting to remediate this material weakness:

•	reviewed the fresh-start reporting adjustments made in connection with the Company’s emergence from bankruptcy; and

•	corrected the errors identified in its unaudited interim condensed consolidated financial statements for the one and seven month periods ended July 31, 2004.
      In addition to the aforementioned steps, the Company implemented new procedures for the review of its remaining obligations arising from fresh-start reporting, including review of the account analyses for all significant accruals related to fresh-start reporting by the Company’s chief accounting officer and controller. As of the end of the second quarter of fiscal 2005, the remaining material obligations relate to taxes owed to various taxing jurisdictions as of the Company’s emergence from bankruptcy. Based on these review procedures, the Company believes that the remaining accruals for these liabilities are appropriate and that the Company has adequately remediated this material weakness as of June 30, 2005.
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

      The Company took the following actions between February 2005 and the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in May 2005 to address this material weakness:

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
      Since May 2005 and through the filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2005, the Company has closely followed its new procedures, and believes that all financial statement accounts have been properly reconciled on a timely basis and that the reconciliations have been reviewed and approved by appropriate managers and/or directors. In addition, the Company has implemented procedures under which the chief accounting officer and controller monitors this process and confirms that all account reconciliations have been completed and reviewed by accounting management in a timely manner. These controls have been fully documented and evaluated for design effectiveness as part of the Company’s Sarbanes-Oxley Section 404 internal control assessment. As a result of these improved control activities, the Company believes that it has adequately remediated this material weakness as of June 30, 2005.

(b)	Changes in Internal Control Over Financial Reporting
      Apart from the changes to the Company’s internal control over financial reporting described above, there were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005. Except as described below, there have been no material developments in the status of those legal proceedings during the three months ended June 30, 2005.
      Foreign governmental authorities have asserted or are likely to assert tax claims of approximately $9.1 million (including interest and based on recent currency exchange rates) against Leap with respect to periods prior to our bankruptcy, although the Company believes that the true value of these asserted or potential claims is lower. The Bankruptcy Court has established new claims bar dates for these governmental entities; by such dates, such entities must file a formal claim with the Bankruptcy Court for amounts owed by Leap for periods prior to April 13, 2003 or such claims will be barred. We do not believe that the resolution of these issues will have a material adverse effect on our consolidated financial statements.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      Index to Exhibits:

Exhibit
Number		Description of Exhibit

4	.2.1(1)	Amendment No. 1 to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.

10	.1(2)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).

10	.2(2)#	First Amendment to Amended and Restated Executive Employment Agreement, effective as of June 17, 2005, between the Company and S. Douglas Hutcheson.

10	.3(2)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting).

10	.4(3)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unity Award Agreement.

10	.5(2)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).

10	.6(2)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting).

Exhibit
Number		Description of Exhibit

10	.7.1(4)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and David B. Davis.

10	.7.2(4)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Robert J. Irving, Jr.

10	.7.3(4)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Leonard C. Stephens.

10	.7.4(4)#	Agreement, dated as of July 8, 2005, between the Company and Harvey P. White.

10	.11.2(1)	Amendment No. 2, dated June 24, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC and Alaska Native Broadband 1, LLC.

10	.14.4(5)	Letter from Cricket Communications, Inc. to the Lenders under the Credit Agreement, dated as of January 10, 2005,among the Company, Bank of America, N.A., Goldman Sachs Credit Partners L.P., Credit Suisse First Boston and the other lenders party thereto, dated April 12, 2005.

10	.14.5(6)	Amendment No. 1 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.

10	.14.6(6)	Amendment No. 2 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), as filed with the SEC on June 30, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, as filed with the SEC on June 23, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, as filed with the SEC on January 11, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, as filed with the SEC on July 14, 2005, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 12, 2005, as filed with the SEC on April 13, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 22, 2005, as filed with the SEC on July 2, 2005, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 12, 2005	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2005	By: /s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance, Treasurer and Acting Chief Financial Officer (Principal Financial Officer)