Form 10-Q
period 2005-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2005-11-14
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The number of shares of registrant’s common stock outstanding on November 10, 2005 was 61,160,538.

LEAP WIRELESS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company

	September 30,	December 31,
	2005	2004

	(Unaudited)
Assets
Cash and cash equivalents	$168,288	$141,141
Short-term investments	223,497	113,083
Restricted cash, cash equivalents and short-term investments	21,588	31,427
Inventories	22,979	25,816
Other current assets	26,282	35,144

Total current assets	462,634	346,611
Property and equipment, net	532,744	575,486
Wireless licenses	829,512	652,653
Assets held for sale (Note 7)	9,756	—
Goodwill	329,619	329,619
Other intangible assets, net	123,617	151,461
Deposits for wireless licenses	—	24,750
Other assets	18,244	9,902

Total assets	$2,306,126	$2,090,482

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$76,185	$91,093
Current maturities of long-term debt (Note 5)	6,111	40,373
Other current liabilities	59,513	71,965

Total current liabilities	141,809	203,431
Long-term debt (Note 5)	589,861	371,355
Other long-term liabilities	83,286	45,846

Total liabilities	814,956	620,632

Minority interest	1,730	—

Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 61,160,538 and 60,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	1,511,648	1,478,392
Unearned stock-based compensation	(23,405)	—
Accumulated deficit	(1,016)	(8,629)
Accumulated other comprehensive income	2,207	81

Total stockholders’ equity	1,489,440	1,469,850

Total liabilities and stockholders’ equity	$2,306,126	$2,090,482

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

			Predecessor
	Successor Company		Company

	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Revenues:
Service revenues	$193,675	$113,011	$57,375
Equipment revenues	36,852	24,772	11,749

Total revenues	230,527	137,783	69,124

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,304)	(32,873)	(18,161)
Cost of equipment	(49,576)	(31,383)	(12,770)
Selling and marketing	(25,535)	(16,769)	(6,805)
General and administrative	(41,306)	(21,707)	(8,982)
Depreciation and amortization	(49,076)	(29,547)	(26,273)
Impairment of indefinite-lived intangible assets	(689)	—	—

Total operating expenses	(216,486)	(132,279)	(72,991)
Gain on sale of wireless licenses and operating assets (Note 7)	14,593	—	532

Operating income (loss)	28,634	5,504	(3,335)
Interest income	2,991	608	—
Interest expense (contractual interest expense was $22.7 million for the one month ended July 31, 2004)	(6,679)	(5,545)	(464)
Other income (expense), net	2,352	155	303

Income (loss) before reorganization items and income taxes	27,298	722	(3,496)
Reorganization items, net	—	—	963,156

Income before income taxes	27,298	722	959,660
Income taxes	(34,860)	(2,704)	(295)

Net income (loss)	(7,562)	(1,982)	959,365
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	111	(110)	—
Unrealized gains on derivative instruments	3,303	—	—

Comprehensive income (loss)	$(4,148)	$(2,092)	$959,365

Net income (loss) per share:
Basic	$(0.13)	$(0.03)	$16.36

Diluted	$(0.13)	$(0.03)	$16.36

Shares used in per share calculations:
Basic	60,246	60,000	58,631

Diluted	60,246	60,000	58,631

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

			Predecessor
	Successor Company		Company

	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Revenues:
Service revenues	$569,360	$113,011	$398,451
Equipment revenues	116,366	24,772	83,196

Total revenues	685,726	137,783	481,647

Operating expenses:
Cost of service (exclusive of items shown separately below)	(150,109)	(32,873)	(113,988)
Cost of equipment	(141,553)	(31,383)	(97,160)
Selling and marketing	(73,340)	(16,769)	(51,997)
General and administrative	(119,764)	(21,707)	(81,514)
Depreciation and amortization	(144,461)	(29,547)	(178,120)
Impairment of indefinite-lived intangible assets	(12,043)	—	—

Total operating expenses	(641,270)	(132,279)	(522,779)
Gain on sale of wireless licenses and operating assets (Note 7)	14,593	—	532

Operating income (loss)	59,049	5,504	(40,600)
Interest income	6,070	608	—
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004)	(23,368)	(5,545)	(4,195)
Other income (expense), net	1,027	155	(293)

Income (loss) before reorganization items and income taxes	42,778	722	(45,088)
Reorganization items, net	—	—	962,444

Income before income taxes	42,778	722	917,356
Income taxes	(35,165)	(2,704)	(4,166)

Net income (loss)	7,613	(1,982)	913,190
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	130	(110)	—
Unrealized gains on derivative instruments	1,996	—	—

Comprehensive income (loss)	$9,739	$(2,092)	$913,190

Net income (loss) per share:
Basic	$0.13	$(0.03)	$15.58

Diluted	$0.13	$(0.03)	$15.58

Shares used in per share calculations:
Basic	60,093	60,000	58,623

Diluted	60,727	60,000	58,623

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

			Predecessor
	Successor Company		Company

	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Operating activities:
Net cash provided by operating activities	$191,191	$27,045	$120,623

Investing activities:
Purchases of property and equipment	(82,259)	(13,568)	(34,456)
Prepayments for purchases of property and equipment	(1,137)	3,135	1,215
Purchases of and deposits for wireless licenses	(243,987)	—	—
Proceeds from sale of wireless licenses and operating assets	99,050	—	2,000
Purchases of investments	(270,587)	(12,798)	(87,201)
Sales and maturities of investments	158,501	7,300	58,333
Restricted cash, cash equivalents and short-term investments, net	83	11,453	9,810

Net cash used in investing activities	(340,336)	(4,478)	(50,299)

Financing activities:
Proceeds from long-term debt	600,000	—	—
Repayment of long-term debt	(416,757)	(36,727)	—
Payment of debt issuance costs	(6,951)	—	—

Net cash provided by (used in) financing activities	176,292	(36,727)	—

Net increase (decrease) in cash and cash equivalents	27,147	(14,160)	70,324
Cash and cash equivalents at beginning of period	141,141	154,394	84,070

Cash and cash equivalents at end of period	$168,288	$140,234	$154,394

Supplementary disclosure of cash flow information:
Cash paid for interest	$44,951	$8,227	$—
Cash paid for income taxes	280	140	76
Cash provided by (paid for) reorganization activities (included in net cash provided by operating activities):
Payments to Leap Creditor Trust	—	—	(990)
Payments for professional fees	—	—	(7,975)
Cash received from vendor settlements, net of cure amounts paid	—	—	1,984
Interest income	—	—	1,485
Supplementary disclosure of non-cash investing and financing activities:
Issuance of restricted stock awards under stock compensation plan	3,897	—	—
See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the brand “Cricket®.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket service is operated by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” As of September 30, 2005, the Company provided wireless service in 19 states with networks covering a total potential customer base of 27.2 million. As of September 30, 2005, the Company and Alaska Native Broadband 1 License, LLC (“ANB 1 License”), a wholly owned subsidiary of Alaska Native Broadband 1, LLC (“ANB 1”), owned wireless licenses covering a total potential customer base of 70.3 million.
      In November 2004, the Company acquired a 75% non-controlling membership interest in ANB 1 for the purpose of participating in the Federal Communication Commission’s (“FCC’s”) Auction #58 through ANB 1 License (Note 7). The Company consolidates its membership interest in ANB 1.

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

Reorganization Items
      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and are presented separately in the Predecessor Company’s condensed consolidated statements of operations. For the one and seven month periods ended July 31, 2004, reorganization items consisted primarily of the net gain from the discharge of liabilities, the cancellation of equity upon the

Company’s emergence from bankruptcy and the application of fresh-start reporting, income from the settlement of certain pre-petition liabilities and interest income earned while the Company was in bankruptcy, partially offset by professional fees for legal, financial advisory and valuation services directly associated with the Company’s Chapter 11 filings and reorganization process.

Restricted Cash, Cash Equivalents and Short-Term Investments
      Restricted cash, cash equivalents and short-term investments include funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket following their emergence from bankruptcy, and cash restricted for other purposes.

Revenues and Cost of Revenues
      Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign long-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three and nine months ended September 30, 2005 totaled $5.2 million and $14.1 million, respectively. Activation fees included in equipment revenues during the one month ended July 31, 2004, the two months ended September 30, 2004 and the seven months ended July 31, 2004 totaled $1.6 million, $2.9 million and $11.8 million, respectively. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.
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
      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest, rent expense and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $3.6 million and $4.3 million of interest to property and equipment during the three and nine months ended September 30, 2005, respectively.
      At September 30, 2005 and December 31, 2004, there was no material property and equipment to be disposed of by sale.

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

Wireless Licenses
      Wireless licenses are initially recorded at cost. The Company has determined that its wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At September 30, 2005, wireless licenses with a carrying value of $9.8 million were classified in assets held for sale (see Note 7). At December 31, 2004, wireless licenses to be disposed of by sale were not significant. In connection with the adoption of fresh-start reporting, the Company increased the carrying value of its wireless licenses to their estimated fair market values.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At September 30, 2005 and December 31, 2004, there were no intangible assets to be disposed of by sale.

Impairment of Indefinite-lived Intangible Assets
      In accordance with SFAS No. 142, the Company assesses potential impairments to its indefinite-lived intangible assets, consisting of goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company currently conducts its annual tests for impairment during the third quarter of each year. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $0.7 million in the third quarter of fiscal 2005 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair market values. Estimates of fair market value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors.
      During the second quarter of fiscal 2005, the Company recorded impairment charges of $11.4 million to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values as a result of a potential sale transaction (see Note 7).

Basic and Diluted Net Income (Loss) Per Share
      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock awards and warrants calculated using the treasury stock method.
      A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005, the two months ended September 30, 2004 and the one and seven months ended July 31, 2004 is as follows (unaudited) (in thousands):

			Predecessor
	Successor Company		Company

	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Weighted average shares outstanding — basic earnings per share	60,246	60,000	58,631
Effect of dilutive securities	—	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	60,246	60,000	58,631

			Predecessor
	Successor Company		Company

	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Weighted average shares outstanding — basic earnings per share	60,093	60,000	58,623
Effect of dilutive securities:
Non-qualified stock options	62	—	—
Restricted stock awards	327	—	—
Warrants to MCG	245	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	60,727	60,000	58,623

      The number of shares not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled 3.3 million and 0.4 million for the three and nine months ended September 30, 2005, respectively, 0.6 million for the two months ended September 30, 2004 and 11.7 million for both the one and seven months ended July 31, 2004.

Stock-based Compensation
      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. The Board of Directors of the Company adopted the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) on December 30, 2004. A total of 4,800,000 shares of Leap common stock are reserved for issuance under the 2004 Plan. During the three months ended September 30, 2005, the Company granted a total of 390,975 non-qualified stock options and 125,781 shares of restricted common stock to directors, executive officers, and other employees of the Company. During the nine months ended September 30, 2005, the Company granted a total of 2,073,692 non-qualified stock options, 932,204 shares of restricted common stock and 246,484 deferred stock units to directors, executive officers and other employees of the Company. There were no stock options, restricted stock shares or deferred stock units issued during the three or nine months ended September 30, 2004.
      The non-qualified stock options were granted with an exercise price equal to the market price of the common stock on the date of grant. The restricted shares of common stock were granted with an exercise price of $0.0001 per share, and the weighted average grant date market price of the restricted common stock was $30.98 per share. The stock options and restricted common stock vest in full three or five years from the grant date with no interim time-based vesting, but with provisions for annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. The deferred stock units were immediately vested upon grant and allowed the holders to purchase common stock at an exercise price of $0.0001 per share in a 30-day period commencing on the earlier of August 15, 2005 or the date the holder’s employment was terminated. The weighted average grant date market price of the deferred stock units was $27.87 per share.
      The Company recorded $2.7 million and $9.9 million in stock-based compensation expense for the three and nine months ended September 30, 2005, respectively, resulting from the grant of the restricted common stock and deferred stock units. The total intrinsic value of the deferred stock units of $6.9 million was recorded as stock-based compensation expense during the nine months ended September 30, 2005 because the deferred stock units were immediately vested upon grant. The total intrinsic value of the restricted stock awards as of the measurement dates was recorded as unearned compensation, which is included in stockholders’ equity in the unaudited condensed consolidated balance sheet as of September 30, 2005. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years.

For the three and nine months ended September 30, 2005, $2.7 million and $2.9 million, respectively, was recorded in stock-based compensation expense for the amortization of unearned compensation.
      The following table shows the amount of stock-based compensation expense included in operating expenses (allocated to the appropriate line item based on employee classification) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 (in thousands):

	Three Months	Nine Months
	Ended	Ended

	September 30, 2005

Stock-based compensation expense included in:
Cost of service	$217	$1,014
Selling and marketing expenses	203	896
General and administrative expenses	2,301	7,941

Total stock-based compensation expense	$2,721	$9,851

      The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

			Predecessor
	Successor Company		Company

	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

As reported net income (loss)	$(7,562)	$(1,982)	$959,365
Add back stock-based compensation expense included in net income (loss)	2,721	—	18
Less net pro forma compensation (expense) benefit	(4,962)	—	1,336

Pro forma net income (loss)	$(9,803)	$(1,982)	$960,719

Basic net income (loss) per share:
As reported	$(0.13)	$(0.03)	$16.36

Pro forma	$(0.16)	$(0.03)	$16.39

Diluted net income (loss) per share:
As reported	$(0.13)	$(0.03)	$16.36

Pro forma	$(0.16)	$(0.03)	$16.39

			Predecessor
	Successor Company		Company

	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

As reported net income (loss)	$7,613	$(1,982)	$913,190
Add back stock-based compensation (benefit) expense included in net income (loss)	9,851	—	(837)
Less net pro forma compensation (expense) benefit	(15,002)	—	6,209

Pro forma net income (loss)	$2,462	$(1,982)	$918,562

Basic net income (loss) per share:
As reported	$0.13	$(0.03)	$15.58

Pro forma	$0.04	$(0.03)	$15.67

Diluted net income (loss) per share:
As reported	$0.13	$(0.03)	$15.58

Pro forma	$0.04	$(0.03)	$15.67

      The weighted average fair values per share on the grant date for stock options granted during the three and nine months ended September 30, 2005 was $26.31 and $20.58, respectively, which was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended

	September 30, 2005

Risk free interest rate	3.93%	3.61%
Expected dividend yield	—	—
Expected volatility	87%	87%
Expected life (in years)	6.5	5.7

Employee Stock Purchase Plan
      In September 2005, the Company commenced an Employee Stock Purchase Plan (the “ESP Plan”) which allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares of common stock under the ESP Plan, subject to certain limitations. The initial offering period under the ESP Plan is from September 15, 2005 through December 31, 2005. A total of 800,000 shares of common stock have been reserved for issuance under the ESP Plan. The ESP Plan is a non-compensatory plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP addresses whether a lessee may capitalize rental costs associated with ground and building operating leases incurred during a construction period. Rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. A lessee shall cease capitalizing rental costs as of the effective date of this FSP for operating lease arrangements entered into prior to the effective date of this FSP. Adoption of this FSP is required for the Company’s first quarter beginning January 1, 2006. The Company has not yet determined the impact that the adoption of FSP No. FAS 13-1 will have on its consolidated financial position or results of operations.

Note 4.	Supplementary Balance Sheet Information (in thousands):

	Successor Company

	September 30,	December 31,
	2005	2004

	(Unaudited)
Property and equipment, net:
Network equipment	$642,943	$599,598
Computer equipment and other	33,247	26,285
Construction-in-progress	33,584	10,517

	709,774	636,400
Accumulated depreciation	(177,030)	(60,914)

	$532,744	$575,486

Accounts payable and accrued liabilities:
Trade accounts payable	$28,337	$35,184
Accrued payroll and related benefits	11,557	13,579
Other accrued liabilities	36,291	42,330

	$76,185	$91,093

Other current liabilities:
Accrued taxes	$33,449	$49,860
Deferred revenue	20,645	18,145
Accrued interest	—	1,025
Other	5,419	2,935

	$59,513	$71,965

Note 5.	Debt

Credit Agreement
      On January 10, 2005, Cricket entered into a senior secured credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).
      The new facilities under the Credit Agreement originally consisted of a six-year $500 million term loan, which was fully drawn at closing, and an undrawn five-year $110 million revolving credit facility. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the $500 million term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The maturity date for outstanding borrowings under the revolving credit facility is January 10, 2010. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on the Company’s leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries.
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
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in the following initial amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
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
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the additional term facility in the amount of $9 million of the $100 million term loan increase.
      At September 30, 2005, the effective interest rate on the $600 million term loan was 6.4%, including the effect of interest rate swaps, and the outstanding indebtedness was $596.0 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, in April 2005 the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $2.0 million fair value of the swap agreements at September 30, 2005 was recorded as an asset in the condensed consolidated balance sheet.

Senior Secured Pay-In-Kind Notes Issued Under Plan of Reorganization
      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. As of December 31, 2004, the carrying value of the notes was $371.4 million. A portion of the proceeds from the term loan facility under the new Credit Agreement was used to redeem these notes. Upon repayment of these notes, the Company recorded a loss from debt extinguishment of approximately $1.7 million which was included in other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

US Government Financing
      The balance in current maturities of long-term debt at December 31, 2004 consisted entirely of debt obligations to the FCC incurred as part of the purchase price for wireless licenses. At July 31, 2004, the remaining principal of the FCC debt was revalued in connection with the Company’s adoption of fresh-start reporting. The carrying value of this debt at December 31, 2004 was $40.4 million. The balance was repaid in full in January 2005 with a portion of the term loan borrowing as noted above. Upon repayment of this debt, the Company recorded a gain from debt extinguishment of approximately $0.4 million which was included in other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

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
      In February 2005, Cricket’s wholly owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses for $166.9 million. Cricket Licensee (Reauction), Inc. purchased these licenses, after approval by the FCC, in May 2005.
      In February 2005, ANB 1 License was named the winning bidder in Auction #58 for nine wireless licenses for $68.2 million. ANB 1 License purchased these licenses, after approval by the FCC, in September 2005.
      On June 24, 2005, Cricket completed its purchase of a wireless license to provide service in Fresno, California and related assets for approximately $27.6 million. The Company launched service in Fresno on August 2, 2005.
      On August 3, 2005, subsidiaries of Leap completed the sale of 23 wireless licenses and substantially all of the Company’s operating assets in its Michigan markets for $102.5 million, resulting in a gain of $14.6 million. The Company had not launched commercial operations in most of the markets covered by the licenses sold. The long-lived assets included in this transaction consisted of wireless licenses with a carrying value of

$70.8 million, property and equipment with a net book value of $14.9 million and intangible assets with a net book value of $1.9 million.
      In September 2005, the Company entered into an agreement to sell non-operating wireless spectrum licenses covering 0.9 million potential customers for a sales price of approximately $10.0 million, subject to FCC approval of the transfer of the licenses. During the second quarter of fiscal 2005, the Company recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices. The aggregate carrying value of these wireless licenses of $9.8 million has been classified in assets held for sale in the condensed consolidated balance sheet as of September 30, 2005.
      In November 2005, the Company signed an agreement to sell its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets for approximately $28.5 million and an equity interest in a new joint venture company which owns a wireless license in the Portland, Oregon market. The Company also agreed to contribute to the joint venture approximately $25 million and certain of the Company’s wireless licenses and related operating assets in Eugene and Salem, Oregon to increase its non-controlling membership interest in the joint venture to approximately 73%. Completion of these transactions is subject to customary closing conditions, including among others, FCC approval of the transfers of the wireless licenses, other third party consents and a financing condition for the benefit of one of the other parties. If the financing condition is not waived prior to December 15, 2005, the Company instead would transfer to the purchaser the same wireless licenses and operating assets in Ohio in exchange for $12.4 million and the transfer of the Portland license to a different joint venture company. In this case, the Company would own a 75% non-controlling interest in the joint venture and would fund the joint venture’s acquisition and build-out of the Portland license through a $75.6 million secured credit facility between the Company and the joint venture.

Note 8.	Commitments and Contingencies
      Although the Company’s Plan of Reorganization became effective and the Company emerged from bankruptcy in August 2004, several claims asserted against the Company in connection with the bankruptcy proceedings remain outstanding. The open items consist primarily of claims by governmental entities for payment of taxes relating to periods prior to the date the Company filed for bankruptcy, including claims aggregating approximately $7.9 million asserted by foreign governmental entities. Generally, the Company has objected or intends to object to the amounts the various claimants assert is outstanding, and the Company is seeking to resolve the open issues through negotiation and appropriate court proceedings. The Company does not believe that the resolution of the outstanding claims will have a material adverse effect on its consolidated financial statements.
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
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is neither probable nor reasonably estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of September 30, 2005 related to these contingencies.
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
      The Company is involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of September 30, 2005 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.
      In October 2005, the Company agreed to purchase a minimum of $90.5 million of products and services from Nortel Networks Inc. from October 11, 2005 through October 10, 2008, and the Company agreed to purchase a minimum of $119 million of products and services from Lucent Technologies Inc. from October 1, 2005 through September 30, 2008. Separately, ANB 1 License is obligated to purchase a minimum of $39.5 million and $6.0 million of products and services from Nortel Networks Inc. and Lucent Technologies Inc., respectively, over the same three year terms as those for the Company.
      The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, certain equipment, and sites for towers, equipment and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at September 30, 2005 (in thousands):

Year Ended December 31:

Remainder of 2005	$13,630
2006	39,144
2007	25,796
2008	23,092
2009	20,788
Thereafter	103,231

Total	$225,681

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      As used in this report, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its subsidiaries, unless the context suggests otherwise. “Leap” refers to Leap Wireless International, Inc., and “Cricket” refers to Cricket Communications, Inc. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2005 population estimates provided by Claritas Inc.
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
Overview
      Our Business. We conduct our business primarily through Cricket. Cricket provides mobile wireless services targeted to meet the needs of customers who are under-served by traditional communications companies. Our Cricket service is a simple and affordable wireless alternative to traditional landline service. Through our affordable, flat-rate service plans, our Cricket service offers customers a choice of unlimited local voice minutes, unlimited domestic long distance voice minutes, unlimited text, instant and picture messaging and additional value added services over a high-quality, all-digital CDMA network. Our revenues come from the sale of wireless services, handsets and accessories to customers. Our liquidity and capital resources come primarily from our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility. In addition, in August 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million.

      At September 30, 2005, we operated in 19 states and had approximately 1,623,000 customers, and the total potential customer base covered by our networks in our operating markets was approximately 27.2 million. As of September 30, 2005, we and Alaska Native Broadband 1 License, LLC, referred to in this report as ANB 1 License, owned wireless licenses covering a total potential customer base of 70.3 million in the aggregate. ANB 1 License is a wholly owned subsidiary of Alaska Native Broadband 1, LLC, referred to in this report as ANB 1, an entity in which we own a 75% non-controlling interest.
      In February 2005, a wholly owned subsidiary of Cricket was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. We acquired these licenses in May 2005. We currently expect to launch commercial operations in the markets covered by these licenses and have commenced build-out activities. In addition, in February 2005, ANB 1 License was the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. ANB 1 License purchased these licenses, after approval by the FCC, in September 2005. In July 2005, we increased the term loan portion of our senior secured credit facility by $100 million to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our new licenses and to finance the build-out and initial operation of the licenses acquired by ANB 1 License. For a further discussion of our arrangements with Alaska Native Broadband, see “Item 1. Business — Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on May 16, 2005.
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
      Our Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. When the Plan of Reorganization became effective on August 16, 2004, our long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million and approximately $40 million of remaining indebtedness to the FCC. On January 10, 2005, we entered into new senior secured credit facilities and used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes and to repay the remaining indebtedness to the FCC. The new facilities consisted of a six-year $500 million term loan and a five-year $110 million revolving credit facility, and we amended the facilities in July 2005 to increase the term loan by $100 million.
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
Results of Operations
      As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, we are deemed to be a new entity for financial reporting purposes. In this report, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting. However, for purposes of this discussion, the Predecessor Company’s results for the period from July 1, 2004 through July 31, 2004 have been combined with the Successor Company’s results for the period from August 1, 2004 through September 30, 2004. These combined results are compared to the Successor Company’s results for the three months ended September 30, 2005. In addition, these combined results for the three months ended September 30, 2004 also have been combined with the Predecessor Company’s results for the six months ended June 30, 2004 and compared to the Successor Company’s results for the nine months ended September 30, 2005.

Financial Performance
      The following table presents the combined condensed consolidated statement of operations data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Service revenues	$193,675	$170,386	$569,360	$511,462
Equipment revenues	36,852	36,521	116,366	107,968

Total revenues	230,527	206,907	685,726	619,430

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,304)	(51,034)	(150,109)	(146,861)
Cost of equipment	(49,576)	(44,153)	(141,553)	(128,543)
Selling and marketing	(25,535)	(23,574)	(73,340)	(68,766)
General and administrative	(41,306)	(30,689)	(119,764)	(103,221)
Depreciation and amortization	(49,076)	(55,820)	(144,461)	(207,667)
Impairment of indefinite-lived intangible assets	(689)	—	(12,043)	—

Total operating expenses	(216,486)	(205,270)	(641,270)	(655,058)
Gains on sale of wireless licenses and operating assets	14,593	532	14,593	532

Operating income (loss)	28,634	2,169	59,049	(35,096)
Interest income	2,991	608	6,070	608
Interest expense	(6,679)	(6,009)	(23,368)	(9,740)
Other income (expense), net	2,352	458	1,027	(138)

Income (loss) before reorganization items and income taxes	27,298	(2,774)	42,778	(44,366)
Reorganization items, net	—	963,156	—	962,444

Income before income taxes	27,298	960,382	42,778	918,078
Income taxes	(34,860)	(2,999)	(35,165)	(6,870)

Net income (loss)	$(7,562)	$957,383	$7,613	$911,208

Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004
      At September 30, 2005, we had approximately 1,623,000 customers compared to approximately 1,539,000 customers at September 30, 2004. Gross customer additions during the three months ended September 30, 2005 and 2004 were approximately 234,000 and 200,000, respectively, and net customer additions (losses) during these periods were approximately 23,000 and (8,000) respectively. Net customer additions for the three months ended September 30, 2005 exclude the effect of the transfer of approximately 19,000 customers as a result of the closing of the sale of our operating markets in Michigan. Gross customer additions during the nine months ended September 30, 2005 and 2004 were approximately 626,000 and 587,000, respectively, and net customer additions during these periods were approximately 72,000 and 67,000, respectively, excluding the effect of customers transferred in August 2005 as a result of the sale of the Michigan markets mentioned previously. The weighted average number of customers during the three months ended September 30, 2005 and 2004 was approximately 1,605,000 and 1,536,000, respectively. The weighted average number of customers during the nine months ended September 30, 2005 and 2004 was approximately 1,602,000 and 1,524,000, respectively. At September 30, 2005, the total potential customer base covered by our networks in our operating markets was approximately 27.2 million.
      During the three and nine months ended September 30, 2005, service revenues increased $23.3 million, or 14%, and $57.9 million, or 11%, respectively, compared to the corresponding periods of the prior year. These increases resulted from higher average number of customers and higher average revenues per customer, in each case compared with the corresponding periods of the prior year. The higher average revenues per customer primarily reflects increased customer adoption of higher-value, higher-priced service offerings and reduced utilization of service-based mail-in rebate promotions in 2005.
      During the three and nine months ended September 30, 2005, equipment revenues increased $0.3 million, or 1%, and $8.4 million, or 8%, respectively, compared to the corresponding periods of the prior year. For the three months ended September 30, 2005, the increase in equipment revenue resulted from an increase in handset sales of 16%, offset by lower net revenue per handset sold due to increased use of instant rebates instead of mail-in rebates. Instant rebate incentives are accounted for as reductions to equipment revenue, while mail-in rebates offset both service and equipment revenue. For the nine months ended September 30, 2005, the increase in equipment revenues resulted from an 8% increase in handset sales and an increase in net revenue per handset sold, partially offset by a $0.6 million reduction in activation fees.
      During the three and nine months ended September 30, 2005, cost of service decreased $0.7 million, or 1%, and increased $3.2 million, or 2%, respectively, compared to the corresponding periods of the prior year. For the three months ended September 30, 2005, the decrease in cost of service was primarily attributable to reductions of $1.9 million in backhaul and interconnect costs, $1.7 million in software maintenance and $1.2 million in property taxes, partially offset by an increase of $2.3 million in variable costs associated with additional product usage arising from customer adoption of our new value-added products and an increase of $1.8 million in employee and network-related costs. For the nine months ended September 30, 2005, the increase in cost of service was primarily attributable to an increase of $6.6 million in additional product usage, an increase of $2.5 million in lease and utility expense, and stock-based compensation expense of $1.0 million, partially offset by reductions of $2.8 million in software maintenance, $1.1 million in property taxes and $3.0 million in labor and network-related expenses. During 2005, we expect the variable costs associated with additional product usage to continue to increase as our customer base grows and customer adoption of our new value-added products accelerates.
      Cost of equipment for the three and nine months ended September 30, 2005 increased by $5.4 million, or 12%, and $13.0 million, or 10%, respectively, compared to the corresponding periods of the prior year. The increase in cost of equipment for the three months ended September 30, 2005 consisted of $5.7 million associated with higher handset sales volumes and $3.6 million associated with increases in costs to support our handset replacement programs for existing customers partially offset by $3.9 million associated with a lower average cost per handset sold. For the nine months ended September 30, 2005, the increase in cost of equipment consisted of $8.8 million associated with higher handset sales volumes and $4.4 million associated with increases in costs to support our handset replacement programs for existing customers.
      During the three and nine months ended September 30, 2005, selling and marketing expenses increased by $2.0 million, or 8%, and $4.6 million, or 7%, respectively, compared to the corresponding periods of the prior year. For the three months ended September 30, 2005, the increase consisted primarily of $0.2 million in stock-based compensation expense and $1.9 million in labor-related and other costs, partially offset by a $0.1 million reduction in media and advertising costs. For the nine months ended September 30, 2005, the increase consisted primarily of increases of $1.5 million in media and advertising costs, $0.9 million in stock-based compensation expense and $2.2 million in labor-related and other costs.

      During the three and nine months ended September 30, 2005, general and administrative expenses increased $10.6 million, or 35%, and $16.5 million, or 16%, respectively, compared to the corresponding periods of the prior year. For the three months ended September 30, 2005, the increase was primarily due to increases of $4.0 million in professional services, $2.3 million in stock-based compensation expense, $2.2 million in labor and related costs, and $2.1 million in other costs. Call center and billing expenses remained flat for the three months ended September 30, 2005. For the nine months ended September 30, 2005, the increase was primarily due to increases of $8.6 million in professional services, $7.9 million in stock-based compensation expense, $1.0 million in labor and related costs, and $2.8 million in other costs. These increases were partially offset by reductions in customer care and billing costs of $3.8 million.
      During the three and nine months ended September 30, 2005, we recorded stock-based compensation expense of $2.7 million and $9.9 million, respectively, in connection with the grant of restricted common shares during the second and third quarters and deferred stock units exercisable for common stock in the second quarter. The total intrinsic value of the deferred stock units of $6.9 million was recorded as stock-based compensation expense during the three months ended June 30, 2005 because the deferred stock units were immediately vested upon grant. The total intrinsic value of the restricted stock awards as of the measurement date is recorded as unearned compensation in the consolidated balance sheets. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. For the three and nine months ended September 30, 2005, $2.7 million and $2.9 million, respectively, was recorded in stock-based compensation expense for the amortization of the unearned compensation. The amount of stock-based compensation expense expected for the remainder of fiscal year 2005 is approximately $2.5-$3.0 million.
      During the three and nine months ended September 30, 2005, depreciation and amortization expense decreased $6.7 million, or 12%, and $63.2 million, or 30%, respectively, compared to the corresponding periods of the prior year. The decreases in depreciation expense were primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start reporting at July 31, 2004. In addition, depreciation and amortization expense for the three and nine months ended September 30, 2005 included amortization expense of $8.6 million and $25.9 million, respectively, related to identifiable intangible assets recorded upon the adoption of fresh-start reporting. As a result of the build-out and operation of our planned new markets, we expect a significant increase in depreciation and amortization expense in the future. In addition, we will record accelerated depreciation charges in the future related to the planned decommissioning or replacement of network assets as we upgrade our equipment and optimize our network.
      As a result of our annual impairment test of wireless licenses, we recorded impairment charges of $0.7 million during the three months ended September 30, 2005 to reduce the carrying value of certain non-operating wireless licenses to their estimated fair market values. During the second fiscal quarter of 2005, we recorded impairment charges of $11.4 million in connection with an agreement to sell non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.
      During the three and nine months ended September 30, 2005, interest expense increased $0.7 million, or 11%, and $13.6 million, or 140%, respectively, compared to the corresponding period of the prior year. The increase in interest expense resulted from the application of SOP 90-7 until our emergence from bankruptcy, which required that, commencing on April 13, 2003 (the date of the filing of the Company’s bankruptcy petition, or the Petition Date), we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise, which comprised substantially all of our debt. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The pay-in-kind notes were repaid in January 2005 and replaced with a $500 million term loan. The term loan was increased by $100 million on July 22, 2005. At September 30, 2005, the effective interest rate on the $600 million term loan was 6.4%, including the effect of interest rate swaps described below. The increase in interest expense resulting from our emergence from bankruptcy was partially offset by the capitalization of interest of $3.6 million and $4.3 million during the three and nine months ended

September 30, 2005, respectively. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of a new market. The amount of such capitalized interest depends on the particular markets being built out, the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to be significant during the build-out of our planned new markets.
      During the three and nine months ended September 30, 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million.
      During the three and nine months ended September 30, 2005, there were no reorganization items. Reorganization items for the three and nine months ended September 30, 2004 represented amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and consisted primarily of the net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy and the application of fresh-start reporting, and income from the settlement of pre-petition liabilities and interest income earned while we were in bankruptcy, partially offset by professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process.
      During the three months ended September 30, 2005, we recorded income tax expense of $34.9 million compared to income tax expense of $3.0 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded income tax expense of $35.2 million compared to income tax expense of $6.9 million for the nine months ended September 30, 2004. The effective tax rate in the third quarter of 2005 is significantly higher than the statutory tax rate due primarily to the impact of the non-recurring discrete sale of wireless licenses and Michigan operating assets completed during the third quarter. This sale resulted in large tax losses and we increased our valuation allowance by the amount of these losses. The effective tax rate in the first and second quarters of 2005 was below the statutory tax rate due primarily to the impact of non-recurring discrete items. The discrete item in the first quarter of 2005 was the repayment of the 13% senior secured pay-in-kind notes. The discrete item in the second quarter of 2005 was the impairment of wireless licenses. Tax expense for the comparable periods in the prior year consisted exclusively of the tax effect of the amortization of wireless licenses for income tax purposes.
      The effective tax rate for the full year 2005 is expected to be higher then the statutory tax rate due primarily to the tax effect of the sale of wireless licenses and operating assets described above. We are currently forecasting a tax loss for the year due to tax deductions associated with the repayment of the 13% senior secured pay-in-kind notes and the tax losses on the sale of wireless licenses and operating assets. Therefore, we only expect to pay minimal cash taxes for 2005.
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

      The following table shows metric information for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,

	2005	2004

ARPU	$40.22	$36.97
CPGA	$142	$141
CCU	$19.52	$18.38
Churn	4.4%	4.5%
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

	Three Months Ended
	September 30,

	2005	2004

Selling and marketing expense	$25,535	$23,574
Less stock-based compensation expense included in selling and marketing expense	(203)	—
Plus cost of equipment	49,576	44,153
Less equipment revenue	(36,852)	(36,521)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,917)	(2,971)

Total costs used in the calculation of CPGA	$33,139	$28,235
Gross customer additions	233,699	200,315

CPGA	$142	$141

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU. The financial data for the three months ended September 30, 2004 presented below represents the combination of the

Predecessor and Successor Companies’ results for that period (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,

	2005	2004

Cost of service	$50,304	$51,034
Plus general and administrative expense	41,306	30,689
Less stock-based compensation expense included in cost of service and general and administrative expense	(2,518)	—
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,917	2,971

Total costs used in the calculation of CCU	$94,009	$84,694
Weighted-average number of customers	1,605,222	1,536,314

CCU	$19.52	$18.38

Liquidity and Capital Resources
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at September 30, 2005). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We may also generate liquidity from offerings of debt and/or equity in the capital markets. At September 30, 2005, we had a total of $391.8 million in unrestricted cash, cash equivalents and short-term investments. As of September 30, 2005, we also had restricted cash, cash equivalents and short-term investments of $21.6 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Leap and Cricket, and cash restricted for other purposes. On July 22, 2005, we amended our credit agreement to increase the term loan by $100 million. On August 3, 2005, we completed the sale of our Michigan markets and 23 wireless licenses for $102.5 million. We believe that our existing cash and investments and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months.
      Cash provided by operating activities was $191.2 million during the nine months ended September 30, 2005 compared to $147.7 million during the nine months ended September 30, 2004. The increase was primarily attributable to higher net income (net of income from reorganization items, depreciation and amortization expense and non-cash stock-based compensation expense) in the nine months ended September 30, 2005, partially offset by the timing of payments on accounts payable and by interest payments on Cricket’s 13% senior secured pay-in-kind notes and FCC debt.
      Cash used in investing activities was $340.3 million during the nine months ended September 30, 2005 compared to $54.8 million during the nine months ended September 30, 2004. This increase was due primarily to an increase in payments by subsidiaries of Cricket and ANB 1 for the purchase of wireless licenses totaling $244.0 million, an increase in purchases of property and equipment of $34.2 million, a net increase in the purchase of investments of $77.7 million and a decrease in restricted investment activity of $21.2 million, partially offset by an increase in proceeds from the sale of wireless licenses and operating assets of $97.1 million.
      Cash provided by financing activities during the nine months ended September 30, 2005 was $176.3 million, which consisted of borrowings under our new term loan of $600.0 million, less amounts which were used to repay the FCC debt of $40.0 million, to repay the pay-in-kind notes of $372.7 million, to make quarterly payments under the term loan totaling $4.0 million and to pay debt issuance costs of $7.0 million.

New Credit Agreement
      On January 10, 2005, we entered into a new senior secured Credit Agreement with a syndicate of lenders and Bank of America, N.A. (as administrative agent and letter of credit issuer).
      The facilities under the new Credit Agreement originally consisted of a six-year $500 million term loan, which was fully drawn at closing, and an undrawn five-year $110 million revolving credit facility. Under the Credit Agreement, the term loan bears interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under the $500 million term loan must be repaid in 20 quarterly payments of $1.25 million each, commencing March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. The maturity date for outstanding borrowings under the revolving credit facility is January 10, 2010. The commitment of the lenders under the $110 million revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility will accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on our leverage ratio. The new credit facilities are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries.
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
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in the following initial amounts: $100 million of the $500 million term loan and $30 million of the $110 million revolving credit facility.
      On July 22, 2005, we amended our credit agreement to increase the term loan by $100 million. The interest and related terms under the amended term loan agreement are substantially the same as the original term loan agreement. Outstanding borrowings under the incremental term loan must be repaid in 18 quarterly payments of approximately $278,000 each, commencing September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010. We also amended the terms of the facility to accommodate the planned expansion of our business including: increasing certain leverage ratios and permitting us to invest up to $325 million in ANB 1 and ANB 1 License and up to $60 million in other joint ventures. The amendments also increased the amount of permitted purchase money security interests and capitalized leases and also allow us to provide limited guarantees for the benefit of ANB 1 License and other joint ventures.

      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the additional term facility in the amount of $9 million of the $100 million term loan increase.
      The terms of the Credit Agreement require us to enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, in April 2005 we entered into interest rate swap agreements with respect to $250 million of our debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, we entered into an interest rate swap agreement with respect to a further $105 million of our outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $2.0 million fair value of the swap agreements at September 30, 2005 was recorded as an asset in the condensed consolidated balance sheet.
      At September 30, 2005, the effective interest rate on the $600 million term loan was 6.4%, including the effect of interest rate swaps, and the outstanding indebtedness was $596.0 million.
Capital Expenditures and Other Asset Acquisitions and Dispositions
          2005 Capital Expenditures
      During the nine months ended September 30, 2005, we incurred approximately $82.3 million in capital expenditures. We currently expect to incur between $150 million and $200 million in capital expenditures, excluding capitalized interest, for the year ending December 31, 2005. These capital expenditures are primarily for: (i) maintenance and improvement of our existing wireless networks, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of the Company’s existing Visalia and Modesto/Merced markets, (iii) costs associated with the initial development of markets covered by licenses acquired in Auction #58, (iv) costs to be incurred by ANB 1 License in connection with the initial development of licenses ANB 1 License acquired in Auction #58, and (v) initial expenditures for EDVO technology. We expect to finance the remaining capital expenditures for 2005 with our existing cash, cash equivalents and short-term investments.
          Auction #58 Properties and Build-Out
      In February 2005, our wholly owned subsidiary, Cricket Licensee (Reauction), Inc., was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. Cricket Licensee (Reauction), Inc. purchased these licenses in May 2005 for $166.9 million.
      In February 2005, ANB 1 License was named the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. ANB 1 License purchased these licenses in September 2005 for $68.2 million. During the six months ended June 30, 2005, we made loans under our senior secured credit facility with ANB 1 License in the aggregate amount of $56.3 million. ANB 1 License paid these borrowed funds, together with $4.0 million of equity contributions, to the FCC to increase its total FCC payments to $68.2 million. Under our senior secured credit facility with ANB 1 License, as amended, we have committed to loan ANB 1 License up to $24.8 million in additional funds to finance its initial build-out costs and working capital requirements. However, ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks. Under Cricket’s Credit Agreement, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License.
      We currently expect to launch commercial operations in the markets covered by the licenses we have acquired as a result of Auction #58 and we have commenced build-out activities. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to the build-out and launch of the licenses it acquired in connection with Auction #58. See “Item 1. Business-Arrangements with Alaska

Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of our arrangements with Alaska Native Broadband.
          Other Acquisitions and Dispositions
      On June 24, 2005, we completed the purchase of a wireless license to provide service in Fresno, California and related assets for approximately $27.6 million. We launched service in Fresno on August 2, 2005.
      On August 3, 2005, we completed the sale of 23 wireless licenses and substantially all of the operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million. We had not launched commercial operations in most of the markets covered by the licenses sold.
      In September 2005, we entered into an agreement to sell non-operating wireless licenses covering 0.9 million potential customers for a sales price of approximately $10.0 million, subject to FCC approval of the transfer of the licenses. During the second quarter of fiscal 2005, we recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices.
      In November 2005, we signed an agreement to sell our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets for approximately $28.5 million and an equity interest in a new joint venture company which owns a wireless license in the Portland, Oregon market. We also agreed to contribute to the joint venture approximately $25 million and certain of our wireless licenses and related operating assets in Eugene and Salem, Oregon, which would increase our non-controlling membership interest in the joint venture to approximately 73%. Completion of these transactions is subject to customary closing conditions, including among others, FCC approval of the transfers of the wireless licenses, other third party consents and a financing condition for the benefit of one of the other parties. If the financing condition is not waived prior to December 15, 2005, we instead would transfer to the purchaser the same wireless licenses and operating assets in Ohio in exchange for $12.4 million and the transfer of the Portland license to a different joint venture company. In this case, we would own a 75% non-controlling interest in the joint venture and would fund the joint venture’s acquisition and build-out of the Portland license through a $75.6 million secured credit facility between the joint venture and Cricket. Although we expect to receive FCC approval of the transfers and satisfy such conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied.
Certain Contractual Obligations and Commitments
      The table below summarizes information as of September 30, 2005 regarding certain future minimum contractual obligations and commitments for Leap and Cricket for the next five years and thereafter (in thousands):

			Year Ended December 31,
		Remainder
	Total	of 2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$595,972	$1,528	$6,111	$6,111	$6,111	$6,111	$570,000
Origination fees for ANB 1 investment	4,700	—	750	1,000	1,000	1,000	950
Contractual interest(2)	186,875	9,900	39,352	38,729	38,106	37,560	23,228
Operating leases	225,681	13,630	39,144	25,796	23,092	20,788	103,231

Total	$1,013,228	$25,058	$85,357	$71,636	$68,309	$65,459	$697,409

(1)	Amounts shown for Cricket’s term loan include principal only. Interest on this term loan, calculated at the current interest rate, is stated separately.

(2)	Contractual interest is based on the current interest rates in effect at September 30, 2005 for debt outstanding as of that date.
      Subsequent to September 30, 2005, we incurred the following additional contractual obligations which are not included in the table above:

•	Contractual obligations to purchase a minimum of $90.5 million of products and services from Nortel Networks Inc. from October 11, 2005 through October 10, 2008.

•	Contractual obligations to purchase a minimum of $119 million of products and services from Lucent Technologies Inc. from October 1, 2005 through September 30, 2008.
      The table above also does not include the following contractual obligations relating to ANB 1, a company which we consolidate under FASB Interpretation No. 46-R: (1) Cricket’s obligation, as amended in June 2005, to loan to ANB 1 License up to $24.8 million to finance its initial build-out costs and working capital requirements, of which approximately $2.9 million was drawn at September 30, 2005, (2) Cricket’s obligation to pay $2.0 million to ANB if ANB exercises its right to sell its membership interest in ANB 1 to Cricket following the initial build-out of ANB 1 License’s wireless licenses, and (3) ANB 1’s obligation to purchase a minimum of $39.5 million and $6.0 million of products and services from Nortel Networks Inc. and Lucent Technologies Inc., respectively, over the same three year terms as those for the Company.
Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at September 30, 2005.
Recent Accounting Pronouncements
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP addresses whether a lessee may capitalize rental costs associated with ground and building operating leases incurred during a construction period. Rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in income from continuing operations. A lessee shall cease capitalizing rental costs as of the effective date of this FSP for operating lease arrangements entered into prior to the effective date of this FSP. Adoption of this FSP is required for our first quarter beginning January 1, 2006. We have not yet determined the impact that the adoption of FSP No. FAS 13-1 will have on our consolidated financial position or results of operations.

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
      Our growth on a quarter by quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our reduction in spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we would be forced to change our current business plans and financial outlook and there would likely be a material negative affect on the price of our common stock.
If We Experience High Rates Of Customer Turnover or Credit Card, Subscription or Dealer Fraud, Our Ability To Become Profitable Will Decrease
      Customer turnover, frequently referred to as “churn,” is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign long-term commitments or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
      The telecommunications industry is experiencing significant technological change. Other technologies may arise that may be perceived as more appealing than our Cricket service. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans.
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
      In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 with respect to turnover and staffing levels in our accounting and financial reporting departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), and as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures. We expect that the material weakness with respect to turnover and staffing levels will be remediated by the end of fiscal 2005. For a description of the material weakness with respect to staffing and the steps we have undertaken to remediate it, see “Item 4. Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
If Our Internal Control Over Financial Reporting Does Not Comply With The Requirements Of The Sarbanes-Oxley Act Of 2002, Our Business And Stock Price May Be Adversely Affected
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm will be required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We have been conducting a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. However, the standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment may identify the need for remediation of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to a material weakness related to staffing as described in “Item 4. Controls and Procedures” in Part I of this report. If management cannot favorably assess the effectiveness of our internal control over financial reporting as of December 31, 2005, or if our independent registered public accounting firm cannot timely attest to management’s assessment or if they identify material weaknesses in our internal control over financial reporting as of December 31, 2005, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
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
      As of October 31, 2005, we had approximately $596 million of outstanding indebtedness and, to the extent we raise additional capital in the future, we expect to obtain much of such capital through debt financing. This existing indebtedness bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $250 million of our debt in April, 2005 and an additional $105 million of our debt in July 2005, which mitigates the interest rate volatility. Our present and future debt financing could have important consequences. For example, it could:

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
      We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products we purchase. However, some suppliers, including software suppliers, are the exclusive sources of their specific products. In addition, we currently purchase a substantial majority of the handsets we sell from one supplier. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse affect on our business, results of operations and financial condition.
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
      A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has initiated similar discussions with other telecommunications carriers. We are evaluating the third party’s position but have not yet reached a conclusion as to the validity of its position. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to enter into a licensing or royalty agreement with the third party. We do not currently expect that such an agreement would materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such license.
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
      Cricket customers currently use their handsets approximately 1,450 minutes per month, and some markets are experiencing substantially higher call volumes. We own less spectrum in many of our markets than our competitors, but we design our networks to accommodate our expected high call volume, and we consistently assess and implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our networks, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.
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
Future Declines In The Fair Value Of Our Wireless Licenses Could Result In Future Impairment Charges
      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the three and nine months ended September 30, 2005, we recorded impairment charges of $0.7 million and $12.1 million, respectively.
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
      As of November 10, 2005, 61,160,538 shares of our common stock were issued and outstanding. Our resale shelf Registration Statement on Form S-1, which was declared effective on August 29, 2005, registered for resale 17,198,252 shares, or approximately 28.1%, of our outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of our common stock. We also have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan and under our employee stock purchase plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of these holders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
Our Directors and Affiliated Entities Have Substantial Influence Over Our Affairs
      Our directors and entities affiliated with them beneficially own in the aggregate approximately 28.4% of our common stock as of November 10, 2005. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.
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
      Interest Rate Risk. Pursuant to the Plan of Reorganization, we emerged from bankruptcy with fixed rate debt only. In January 2005 we refinanced our fixed rate debt with $500 million in floating rate debt, and in July 2005 we increased the floating rate debt by another $100 million. As a result, changes in interest rates would not significantly affect the fair value of the outstanding debt. The terms of the Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, we entered into interest rate swap agreements with respect to $250 million of our debt in April 2005, and with respect to an additional $105 million of our debt in July 2005. The swap agreements effectively fix the interest rate on $250 million of debt at 6.7% through June 2007, and on $105 million of debt at 6.8% through June 2009.
      As of September 30, 2005, net of the effect of the interest rate swap agreements described above, our outstanding floating rate debt totaled $241.0 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on the new floating rate debt remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $2.4 million.
      Hedging Policy. Leap’s policy is to maintain interest rate hedges when required by credit agreements. Leap does not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that a control deficiency which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of September 30, 2005. As a result of the material weakness, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.
      As of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, the Company’s accounting and financial reporting functions required additional personnel with appropriate skills, training and Company-specific experience to identify and address the application of technical accounting literature.
      During the last several months of fiscal 2004 and in the first few months of fiscal 2005, the Company had been unable to maintain a sufficient complement of qualified staff in its accounting and financial reporting functions and, as a result of staff turnover, the Company suffered from an associated lack of knowledge transfer to new employees within these functions. The Company believes that its insufficient complement of staffing and high turnover resulted, in large part, from (1) the significantly increased workload placed on its accounting and financial reporting staff during the Company’s bankruptcy and the months after the Company’s emergence from bankruptcy during which it was implementing fresh-start reporting, and (2) the departure of some staff members during the Company’s bankruptcy and in the first several months after its emergence due to concerns about the Company’s prospects.
      The Company has actively addressed this material weakness and has hired a number of key new accounting personnel since February 2005 that management believes are appropriately qualified and experienced to identify and address the application of technical accounting literature. In May 2005, the Company hired a new vice president, chief accounting officer to serve as its controller. The new controller has 19 years of accounting experience, including over 13 years in public accounting and over five years as a senior manager with one of the “big four” public accounting firms. Also in May 2005, the Company hired a new accounting director to replace its former assistant controller, who left the Company in March 2005. The new accounting director has over 20 years of accounting experience, including seven years of experience as a controller and three years of experience as a divisional controller with a large wireless company. In February 2005, the Company hired a new director of general accounting to replace the outgoing director of general accounting. The new director of general accounting has over 14 years of accounting experience, including seven years as an accounting director. On the basis of their credentials and experience, and given the absence of their predecessors at critical times in the period up to the filing of the Company’s Annual Report on Form 10-K for fiscal 2004, the Company believes these personnel represent significant improvements in the accounting department’s technical accounting expertise. Overall, the Company currently has a vice president, three directors and nine managers in the accounting and tax areas, and all are considered experienced personnel well qualified for their respective positions. The Company has eight actively licensed certified public accountants among its accounting management.
      Based on its new leadership and the timely completion of its Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2005 and June 30, 2005, the Company believes that it has made substantial progress in addressing this material weakness as of September 30, 2005. The Company expects that this material weakness will be remediated by the end of fiscal 2005, as the new leadership described above gains further detailed knowledge of the Company’s business, operations, accounting processes and related internal controls.
      In addition to the material weakness related to insufficient staffing, the Company had previously reported in its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 that it had material weaknesses related to the application of lease-related accounting principles, fresh-start reporting and account reconciliation procedures. These material weaknesses were remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q for that quarter.
      The Company performed additional analyses and procedures in order to conclude that its audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal 2004, as well as its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2005, were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite its material weaknesses, the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal 2004, as well as its unaudited interim financial information included in this Quarterly Report and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, reflect all adjustments necessary to state fairly the financial information set forth therein.

(b)	Changes in Internal Control Over Financial Reporting
      Except as described above, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or the SEC, on May 16, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005. There have been no material developments in the status of those legal proceedings during the three months ended September 30, 2005.
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
      Our Annual Meeting of Stockholders was held on September 15, 2005. Two proposals were considered. The first proposal was to elect six directors to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, and each candidate received the following votes:

	For	Withheld

James D. Dondero	55,308,800	98,555
John D. Harkey, Jr.	55,386,100	21,555
S. Douglas Hutcheson	55,400,500	7,155
Robert V. LaPenta	55,386,100	21,555
Mark H. Rachesky, M.D.	55,097,800	309,855
Michael B. Targoff	54,754,615	653,040
      All of the foregoing candidates were elected.
      The second proposal was to approve the Leap Wireless International, Inc. Employee Stock Purchase Plan. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes

43,096,366	44,295	48,930	12,218,064
      The foregoing proposal was approved.

Item 5.	Other Information.
Severance Benefits Agreements with Senior Executives
      On November 8, 2005, the Company entered into Severance Benefits Agreements with its Executive Vice Presidents and Senior Vice Presidents (the “Severance Agreements”). The term of the Severance Agreements extends through December 31, 2006, with an automatic extension for each subsequent year unless notice of termination is provided to the executive no later than June 30th of the preceding year.
      Pursuant to the Severance Agreements, executives who are terminated without cause (as defined in the Severance Agreement) or who resign for good reason (as defined in the Severance Agreement), will receive severance benefits consisting of an amount equal to one year of base salary and target bonus. In addition, the Company will pay the cost of continuation health coverage (COBRA) for one year or, if shorter, until the time when the executive is eligible for comparable coverage with a subsequent employer.
      In consideration for these benefits, the executives have agreed to provide a general release of the Company prior to receiving severance benefits, and have agreed not to compete with the Company for one year, and not to solicit any Company employee and to maintain the confidentiality of Company information for three years.
      The form of the Severance Agreement is attached hereto as Exhibit 10.4, the terms of which are incorporated herein by reference.
Annual Meeting of Stockholders and Stockholder Proposals
      The 2006 Annual Meeting of Stockholders will be held on Thursday, May 18, 2006. The record date for stockholders eligible to vote at the annual meeting is March 23, 2006. Proposals that stockholders wish to include in the proxy statement for the next annual stockholders meeting must be received by Leap no later than December 15, 2005 and must satisfy the conditions established by the Securities and Exchange Commission for such proposals. Proposals that stockholders wish to present at the 2006 Annual Meeting of Stockholders (but not to include in the related proxy statement) must be received by Leap at its principal executive office at 10307 Pacific Center Court, San Diego, California 92121, Attention: Secretary, not before February 17, 2006 and no later than 5:00 p.m. P.S.T. on March 9, 2006 and must satisfy the conditions for such proposals set forth in Article II, Section 8 of Leap’s Amended and Restated Bylaws. Article II, Section 8 of Leap’s Amended and Restated Bylaws, contains additional advance notice requirements, including requirements with respect to advance notice of stockholder proposals and director nominations.

Item 6.	Exhibits.
      Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.1.1(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and David B. Davis.

10.1.2(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Robert J. Irving, Jr.

10.1.3(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Leonard C. Stephens.

10.1.4(1)#	Agreement, dated as of July 8, 2005, between the Company and Harvey P. White.

10.2.1(2)	Amendment No. 1 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.

10.2.2(2)	Amendment No. 2 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.

10.3.1†*	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement, effective as of October 11, 2005, between Cricket Communications, Inc. and Nortel Networks Inc.

10.3.2†*	Amendment No. 8 to Amended and Restated System Equipment Purchase Agreement, effective as of October 1, 2005, between Cricket Communications, Inc. and Lucent Technologies Inc.

10.4*#	Form of Executive Vice President and Senior Vice President Severance Benefits Agreement.

10.5*	Amendment No. 3 to Credit Agreement by and among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC, dated August 26, 2005.

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, as filed with the SEC on July 14, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 22, 2005, as filed with the SEC on July 25, 2005, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 11, 2005	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: November 11, 2005	By: /s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance, Treasurer and Acting Chief Financial Officer (Principal Financial Officer)