Form 10-K
period 2005-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2006-03-27
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $.0001 par value
(Title of Class)
      Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     YES ☐     NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐     NO ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
      As of June 30, 2005, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $1,201,188,000, based on the closing price of Leap’s common stock on the NASDAQ on June 30, 2005, of $27.75 per share.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑     No ☐
      The number of shares of registrant’s common stock outstanding on March 17, 2006 was 61,200,392.
      Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be held on May 18, 2006 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE
      Leap Wireless International, Inc. has restated the audited consolidated financial statements as of and for the five months ended December 31, 2004 previously included in our Annual Report on Form 10-K for the year ended December 31, 2004, and the unaudited interim consolidated financial information included in each of our Quarterly Reports on Form 10-Q for the interim period ended September 30, 2004 and the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. This Annual Report on Form 10-K includes the restated financial information for all such periods.
      The restatements result from: (i) errors in the calculation of the tax bases of certain wireless licenses and deferred taxes associated with tax deductible goodwill, (ii) errors in the accounting for the release of the valuation allowance on deferred tax assets recorded in fresh-start reporting, and (iii) the determination that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate, as well as the resulting error in the calculation of the valuation allowance on the license-related deferred tax assets. These errors arose in connection with our implementation of fresh-start reporting on July 31, 2004. See Note 3 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for additional information.
      We plan to amend our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to include the corresponding restated financial information subsequent to the filing of this report.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	96
PART III
Item 10.	Directors and Executive Officers of the Registrant	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions	96
Item 14.	Principal Accounting Fees and Services	96
PART IV
Item 15.	Exhibits, Financial Statement Schedules	97
EXHIBIT 10.3.9
EXHIBIT 10.4.4
EXHIBIT 10.9.3
EXHIBIT 10.9.4
EXHIBIT 10.9.7
EXHIBIT 10.9.11
EXHIBIT 10.9.14
EXHIBIT 10.9.15
EXHIBIT 10.10.2
EXHIBIT 10.11.7
EXHIBIT 10.14.1
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

i

PART I
      As used in this report, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., a Delaware corporation, and its wholly owned subsidiaries, unless the context suggests otherwise. Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2006 population estimates provided by Claritas Inc.
Forward-Looking Statements; Cautionary Statement
      Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of Leap’s future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	our ability to comply with the covenants in our senior secured credit facilities;

•	our ability to attract, motivate and retain an experienced workforce;

•	failure of our network systems to perform according to expectations; and

•	other factors detailed in “Item 1A. Risk Factors” below.
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
      Leap Wireless International, Inc., or Leap, together with its wholly-owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the brands “Cricket®” and “Jumptm Mobile.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends and distributions, if any, from its operating subsidiaries. The Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc., or Cricket. The Cricket and Jump Mobile services are also offered in certain markets through Alaska Native Broadband 1 License, LLC, or ANB 1 License, a wholly-owned subsidiary of a joint venture in which Cricket indirectly owns a 75% non-controlling interest. Although Cricket does not control this entity, it has agreements with it which allow Cricket to actively participate in the development of these markets and the provision of Cricket and Jump Mobile services in them.
      Leap was formed in 1998 by Qualcomm Incorporated, or Qualcomm. Qualcomm distributed the common stock of Leap in a “spin-off” distribution to Qualcomm’s stockholders in September 1998. Under a license from Leap, the Cricket service was first introduced in Chattanooga, Tennessee in March 1999 by Chase Telecommunications, Inc., a company that Leap acquired in March 2000.

      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. On August 16, 2004, our plan of reorganization became effective and we emerged from Chapter 11 bankruptcy. On that date, a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. See “— Chapter 11 Proceedings Under the Bankruptcy Code.” On June 29, 2005, Leap became listed on the Nasdaq National Market under the symbol “LEAP.”
Cricket Business Overview
Cricket Service
      We offer wireless voice and data services primarily under the brand “Cricket” on a flat-rate, unlimited-usage basis without requiring fixed-term contracts. At December 31, 2005, Cricket operated in 19 states and had approximately 1,668,000 customers, and the total potential customers, or POPs, covered by our networks in our operating markets was approximately 27.7 million. As of December 31, 2005, we and ANB 1 License owned wireless licenses covering a total potential customer base of 70.0 million in the aggregate. ANB 1 License is a wholly owned subsidiary of Alaska Native Broadband 1, LLC, or ANB 1, an entity in which we own a 75% non-controlling interest. We are currently building out and launching the new markets that we and ANB 1 License have acquired, and we anticipate that our combined network footprint will cover over 42 million POPs by the end of 2006.
      We believe that our business model is different from most other wireless companies, and that our services primarily target underserved market segments. Our Cricket service allows customers to make and receive unlimited calls for a flat monthly rate, without a fixed-term contract or credit check. Most other wireless service providers offer customers a complex array of rate plans that may include additional charges for minutes above a set maximum. This approach may result in monthly service charges that are higher than their customers expect or may cause customers to use the services less than they desire to avoid higher charges. We have designed the Cricket service to appeal to customers who value unlimited mobile calling with a predictable monthly bill and who make the majority of their calls from within their local area. Results from our internal customer surveys indicate that approximately 50% of our customers use our service as their sole voice service and 90% as their primary voice service. Our customers’ average minutes of use per month of 1,450 for the year ended December 31, 2005 is substantially above the U.S. wireless national carrier customer average of 803 minutes per month and slightly above the U.S. wireline customer average of 1,300 minutes per month. We believe we are able to serve this customer segment and generate significant adjusted OIBDA (operating income before depreciation and amortization) performance because of our high quality networks and low customer acquisition and operating costs.
      Our premium Cricket service plan offers customers unlimited local and domestic long distance service combined with unlimited use of multiple calling features and messaging services for a flat rate of $45 per month. We also offer a similar plan without calling features and messaging services for $40 per month and a service which allows customers to make unlimited calls within a local calling area and receive unlimited calls from any area for a flat rate of $35 per month. In June 2004 we began offering additional enhancements that include games and other improved data services. In April 2005 we added instant messaging and multimedia (picture) messaging to our product portfolio. In May 2005 we introduced our “Travel Timetm” roaming option, for our customers who occasionally travel outside their Cricket service area.
      We sell our Cricket handsets and service primarily through two channels: Cricket’s own retail locations and kiosks (the direct channel); and authorized dealers and distributors, including premier dealers, local market authorized dealers, national retail chains and other indirect distributors (the indirect channel). As of December 31, 2005, we had 90 direct locations and 1,607 indirect distributors. Our direct sales locations were responsible for approximately 32% of our gross customer additions in 2005. Premier dealers, which sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores, enhance the in-store experience for customers and expand our brand presence within a market. We had approximately 80 premier dealers deployed at December 31, 2005.

      We believe that our business model can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors. In 2005, we acquired four wireless licenses covering approximately 11.3 million POPs in the FCC’s Auction #58. In addition, ANB 1 License acquired nine wireless licenses covering approximately 10.2 million POPs in Auction #58. In August 2005 we launched service in our newly acquired Fresno, California market to form a cluster with our existing Modesto and Visalia, California markets, which doubled our Central Valley network footprint to 2.4 million POPs. In November 2005 we entered into a series of agreements with CSM Wireless, LLC, or CSM, and the controlling members of Wiley Lake PCS Management, LLC, or WLPCS, to obtain a 73.3% non-controlling equity interest in LCW Wireless, LLC, which currently holds a license for the Portland, Oregon market. We have agreed to contribute our existing Eugene and Salem, Oregon markets to LCW Wireless to create a new Oregon market cluster covering 3.2 million POPs. Completion of this transaction is subject to customary closing conditions, including FCC approval and other third party consents. For a further discussion of our arrangements with ANB 1 and LCW Wireless, see “— Arrangements with Alaska Native Broadband” and “— Arrangements with LCW Wireless” below.
Cricket Business Strategy

•	Target Underserved Customer Segments in Our Markets. Our services are targeted primarily toward market segments underserved by traditional communications companies. On average, our customers tend to be younger and have lower incomes than the customers of other wireless carriers. Moreover, our customer base also reflects a greater percentage of ethnic minorities than those of the national carriers. We believe these underserved market segments are among the fastest growing population segments in the U.S. With wireless penetration in the U.S. estimated at approximately 70% as of December 31, 2005, the majority of existing wireless customers subscribe to post-pay services that require credit approval and a contractual commitment from the subscriber for a period of one year or greater. We believe that customers who require a significantly larger amount of voice usage than average, who are price-sensitive or who prefer not to enter into fixed-term contracts represent a large portion of the remaining growth potential in the U.S. wireless market.

•	Continue to Develop and Evolve Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. In September 2005 we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. With our deployment of 1xEV-DO technology, we believe we will be able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content, location-based services and high-quality music downloads at speeds of up to 2.4 Megabits per second. We believe these enhanced data offerings will be attractive to many of our existing customers and will enhance our appeal to new data-centric customers. In addition, during the last two years, we have also added BREW-based enhancements, instant text messaging, multimedia (picture) messaging and a roaming option to our product portfolio.

•	Build Our Brand and Strengthen Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. In April 2005 we introduced a new marketing and advertising approach that reinforces the value differentiation of the Cricket brand. In addition, since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization while optimizing our advertising expenses. We have also redesigned and re-merchandized our stores and introduced a new sales process aimed at improving both the customer experience and our revenue per user. In addition, we have initiated a new premier dealer program, under which dealers sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores. In an effort to drive more traffic to our dealers and to enhance the customer experience, in 2006 we plan to enable our premier dealers and other indirect dealers to provide greater customer support services and to serve as customer payment locations. We expect these changes will allow for a stronger relationship between our dealers and customers, while reducing service traffic in our direct stores and call center.

•	Enhance Market Clusters and Expand Into Attractive Strategic Markets. We currently intend to seek additional opportunities to enhance our current market clusters and expand into new geographic markets, by acquiring spectrum in FCC auctions, such as the upcoming auction allocated for “Advanced Wireless Services,” or in the spectrum aftermarket, or by participating in partnerships or joint ventures. Our selection criteria for new markets are based on the ability of a market to enhance an existing market cluster or on the ability of the proposed new market or market cluster to enable Cricket to offer service on a cost-competitive basis. By building or enhancing market clusters, we are able to increase the size of our unlimited local calling area for our customers, while leveraging our existing network investments to improve our economic returns. Examples of our market-cluster strategy include the Fresno, California market we recently launched to complement the Visalia and Modesto, California markets in our Central Valley cluster and the Oregon cluster we intend to create by contributing our Salem and Eugene, Oregon markets to a new joint venture, LCW Wireless, which owns a license for Portland, Oregon. Examples of our strategic market expansion include the five licenses in central Texas, including Houston, Austin and San Antonio, and the San Diego, California license that we and ANB 1 License acquired in Auction #58, all of which meet our internally developed criteria concerning customer demographics and population density which we believe will enable us to offer Cricket service on a cost-competitive basis in those markets.

Cricket Business Operations
Products and Services
      Cricket Service Plans. Our service plans are designed to attract customers by offering simple, predictable and affordable wireless services that are a competitive alternative to traditional wireless and wireline services. Unlike traditional wireless services, we offer service on a flat-rate, unlimited-usage basis, without requiring fixed-term contracts, early termination fees or credit checks. Our service plans allow our customers to place unlimited calls within their Cricket service area and receive unlimited calls from anywhere in the world. In addition, our Unlimited Access and Unlimited Plus service plans offer additional unlimited features, as described in the table below.

Primary Cricket Plans	Monthly Rate(a)	Additional Features Included

Unlimited Access	$45	• Unlimited U.S. domestic long distance(b)
		• Unlimited text, multimedia (picture) and instant messaging
		• Voicemail, caller ID and call waiting

Unlimited Plus	$40	• Unlimited U.S. domestic long distance(b)
Unlimited Classic	$35

(a)	Before taxes and other service fees, which include “E-911” fees, “USF” fees, regulatory recovery fees, optional insurance fees and optional paper bill fees.

(b)	Excludes Alaska.
     Cricket Plan Upgrades. We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. A number of these upgrades can currently be obtained as part of one of our service plans, including the following:

•	International calls to Canada and/or Mexico on a prepaid basis for $5 for 100 minutes, $15 for 300 minutes, and $25 for 550 minutes;

•	Cricket Flex Buckettm service, which allows our customers with Cricket Clickstm enabled phones to purchase applications, including customized ringtones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries, on a prepaid basis (in increments of $5);

•	Travel Time (roaming) service, which allows our customers to use their Cricket phones outside of their Cricket service areas on a prepaid basis for up to 30 minutes for $5 (and $0.59 per minute for additional minutes);

•	Voicemail, caller ID and call waiting for $5 per month (included in our Unlimited Access service plan); and

•	Unlimited text, multimedia (picture) and instant messaging for $5 per month (included in our Unlimited Access service plan).
      Handsets. Our handsets include models that provide color screens, camera phones and other features to facilitate digital data transmission. Currently, all of the handsets that we offer are CDMA 1XRTT compliant. We currently provide 10 different handsets that are available for purchase at our retail stores, through our distributors and through our website. We also facilitate warranty exchanges between our customers and the handset manufacturers for handset issues that occur during the applicable warranty period, and we work with a third party to provide a handset insurance program. In addition, we occasionally offer selective handset upgrade incentives for customers who meet certain criteria.
      Handset Replacement. Customers have limited rights to return handsets and accessories based on time elapsed since purchase and usage. Returns of handsets and accessories have historically been insignificant.
      Jump Mobile. In September 2005 we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. Our Jump Mobile plan allows our customers to receive unlimited calls from anywhere in the world at any time, and to place calls to any place in the United States (except Alaska) at a flat rate of $0.10 per minute, provided they have a credit balance in their account. In addition, our Jump Mobile customers receive unlimited inbound and outbound text messaging, provided they have a credit balance in their account, as well as access to Travel Time roaming service (for $0.69 per minute), international long distance services, and Cricket Clicks services.
Customer Care and Billing
      Customer Care. We outsource our call center operations to multiple call center vendors and take advantage of call centers in the United States and abroad to continuously improve the quality of our customer care and reduce the cost of providing care to our customers.
      Billing and Support Systems. We outsource our billing, provisioning, and payment systems with external vendors and also contract out our bill presentment, distribution and fulfillment services to external vendors.

Sales and Distribution
      Our sales and distribution strategy is to continue to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers and by offering easy to understand service plans and attractive handset pricing and promotions. We believe our sales costs are lower than traditional wireless providers in part because of this streamlined sales approach.
      We sell our Cricket service primarily through two channels: Cricket’s own retail locations and kiosks (the direct channel); and authorized dealers and distributors, including premier dealers, local market authorized dealers, national retail chains and other indirect distributors (the indirect channel). As of December 31, 2005, we had 90 direct locations and 1,607 indirect distributors. Our direct sales locations were responsible for approximately 32% of our gross customer additions in 2005. Our service and wireless handsets also are sold through our own websites and through Internet dealers (the web channel). The costs of sales by the indirect and web channels are largely variable costs, while the operation of our direct channel locations involves substantial fixed costs.
      Also in 2005, we initiated a new premier dealer program. Premier dealers, which sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores, enhance the in-store experience for customers and expand our brand presence within a market. We had approximately 80 premier dealers deployed at December 31, 2005.
      We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket and Jump Mobile services within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, in local publications. We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce, and customer service purposes. Some third-party Internet retailers sell the Cricket service over the Internet and, working with a third party, we have also developed and launched Internet sales on our Cricket website. In April 2005 we introduced a new marketing and advertising campaign that reinforces the value differentiation of the Cricket brand. In addition, since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization of advertising while optimizing our advertising expenses. We also have redesigned and re-merchandized our stores and introduced a new sales process aimed at improving both the customer experience and our revenue per user.
      As a result of these marketing strategies and our unlimited calling value proposition, we believe our expenditures on advertising are generally at much lower levels than those of traditional wireless carriers. We believe that our customer acquisition cost, or CPGA, is one of the lowest in the industry. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance Measures,” contained elsewhere in this report.

Network and Operations
      We have deployed a state-of-the-art, 100% Code Division Multiple Access radio transmission technology, or CDMA 1xRTT, network in each of our markets that delivers high capacity and outstanding quality at a low cost and that can be easily upgraded to support enhanced capacity. Our networks were specifically designed to provide the capacity necessary to satisfy the usage requirements of our potential customers. Our networks regularly have been ranked by third party surveys as one of the top networks in the markets where we offer service. In addition, we believe our networks provide a better platform than competing technologies to expand into other wireless services based on advances in digital technology in the future. We recently announced our plans to begin deploying CDMA2000(R) 1xEV-DO technology in certain existing and new Cricket markets as appropriate to support next generation high-speed data services, such as mobile content, location-based services and high-quality music downloads at speeds of up to 2.4 Megabits per second.
      Our service is based on providing customers with levels of usage equivalent to landline service at prices substantially lower than those offered by most of our wireless competitors for similar usage, and prices that are competitive with unlimited wireline plans. We believe our success depends on operating our CDMA 1xRTT networks to provide high quality, concentrated coverage and capacity rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. CDMA 1xRTT technology provides us substantially higher capacity than other technologies, such as time division multiple access, or TDMA, and global system for mobile communications, or GSM.
      As of December 31, 2005, our core wireless networks consisted of approximately 2,600 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 27 switches in 24 switching centers. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail, and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year for all network nodes to ensure highly reliable service to our customers.

      Our switches connect to the PSTN through fiber rings leased from third party providers which facilitate the first leg of origination and termination of traffic between our equipment and both local exchange and long distance carriers. We have negotiated interconnection agreements with relevant exchange carriers in each of our markets. We currently use third party providers for long distance services and for backhaul services carrying traffic to and from our cell sites and switching centers.
      We constantly monitor network quality metrics, including dropped call rates and blocked call rates. We also engage an independent third party to test the network call quality offered by us and our competitors in the markets where we offer service. According to the most recent results, we rank first or second in network quality within most of our core market footprints.
      The appeal of our service in any given market is not dependent on having ubiquitous coverage in the rest of the country or in regions surrounding our markets. Our networks are in local population centers of self-contained communities serving the areas where our customers live, work, and play. We believe that we can deploy our capital more efficiently by tailoring our networks to our target population centers. We do, however, provide Travel Time roaming services for those occasions when our customers travel outside their local coverage area.
Chapter 11 Proceedings Under the Bankruptcy Code
      On April 13, 2003, Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. On August 16, 2004, our plan of reorganization became effective and we emerged from bankruptcy. On that date a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. Leap also issued warrants to purchase 600,000 shares of new Leap common stock pursuant to a settlement agreement. A creditor trust, referred to as the Leap Creditor Trust, was formed for the benefit of Leap’s general unsecured creditors. The Leap Creditor Trust received shares of new Leap common stock for distribution to Leap’s general unsecured creditors, and certain other assets, as specified in our plan of reorganization, for liquidation by the Leap Creditor Trust with the proceeds to be distributed to holders of allowed Leap unsecured claims. Any cash held in reserve by Leap immediately prior to the effective date of the plan of reorganization that remains following satisfaction of all allowed administrative claims and allowed priority claims against Leap will be distributed to the Leap Creditor Trust.
      Our plan of reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the effective date of the plan of reorganization, our long-term indebtedness was reduced from a book value of more than $2.4 billion to indebtedness with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the effective date of the plan of reorganization, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the effective date of the plan of reorganization). We entered into new syndicated senior secured credit facilities in January 2005, and we used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes, to repay our remaining approximately $41 million of outstanding indebtedness and accrued interest to the FCC and to pay transaction fees and expenses of $6.4 million.

Wireless Licenses
      The following tables show the wireless licenses that we and ANB 1 License owned at February 28, 2006, covering approximately 70.0 million POPs. The tables include wireless licenses won by our subsidiary Cricket Licensee (Reauction), Inc. and by ANB 1 License in Auction #58.

Cricket

		Total	Channel
Market	Population	MHz	Block

Houston, TX	5,693,661	10	C
Phoenix, AZ(1)	4,055,495	10	C
San Diego, CA	3,026,854	10	C
Denver/ Boulder, CO(1)	2,948,779	10	F
Pittsburgh/ Butler/ Uniontown/ Washington/ Latrobe, PA(1)	2,437,336	10	E
Charlotte/ Gastonia, NC(1)	2,302,773	10	F
Kansas City, MO	2,169,252	10	C
Nashville/ Murfreesboro, TN(1)	1,889,365	15	C
Salt Lake City/ Ogden, UT(1)	1,741,912	15	C
Memphis, TN(1)	1,608,980	15	C
Greensboro/ Winston-Salem/ High Point, NC(1)	1,528,564	10	F
Dayton/ Springfield, OH(1)	1,218,322	10	F
Buffalo, NY(1),(2)	1,195,157	10	E
Knoxville, TN(1)	1,185,948	15	C
Grand Rapids, MI	1,140,950	10	D
Omaha, NE(1)	1,032,469	10	F
Fresno, CA(1)	1,020,480	30	C
Little Rock, AR(1)	998,263	15	C
Tulsa, OK(1)	988,686	15	C
Tucson, AZ(1)	941,615	15	C
Albuquerque, NM(1)	897,787	15	C
Toledo, OH(1),(3)	789,506	15	C
Syracuse, NY(1)	788,466	15	C
Spokane, WA(1)	786,557	15	C
Ft. Wayne, IN	736,670	10	E
Macon, GA(1)	694,451	30	C
Wichita, KS(1)	673,043	15	C
Boise, ID(1)	664,341	30	C
Reno, NV(1)	661,047	10	C
Saginaw-Bay City, MI	641,102	10	D
Chattanooga, TN(1)	589,905	15	C
Modesto, CA(1)	574,191	15	C
Salem/ Corvallis, OR(1),(4)	564,062	20	C
Visalia, CA(1)	548,177	15	C
Lakeland, FL	531,706	10	F
Evansville, IN	527,827	10	F
Lansing, MI	526,606	10	D
Appleton-Oshkosh, WI	475,841	10	E
Peoria, IL	458,653	15	C
Provo, UT(1)	434,151	15	C
Fayetteville, AR(1)	379,468	20	C
Temple, TX	378,197	10	C
Columbus, GA(1)	373,094	15	C
Lincoln, NE(1)	365,642	15	C
Albany, GA	364,149	15	C
Hickory, NC	355,795	10	F
Fort Smith, AR(1)	339,088	20	C
Eugene, OR(1),(4)	336,803	10	C
La Crosse, WI, Winona, MN	325,933	10	D
Pueblo, CO(1)	325,794	20	C
Fargo, ND	320,715	15	C
Utica, NY	297,672	10	F
Ft. Collins, CO(1)	273,954	10	F
Clarksville, TN(1)	273,730	15	C
Merced, CA(1)	260,066	15	C
Santa Fe, NM(1)	234,691	15	C
Muskegon, MI	232,822	10	D
Greeley, CO(1)	229,860	10	F
Johnstown, PA	226,326	10	C
Stevens Point, Marshfield, Wisconsin Rapids, WI	218,663	20	D,E
Grand Forks, ND	194,679	15	C
Jonesboro, AR(1)	186,556	10	C
Lufkin, TX	167,326	10	C
Owensboro, KY	166,891	10	F
Pine Buff, AR(1)	149,995	20	C
Hot Springs, AR(1)	144,727	15	C
Gallup, NM	139,910	15	C
Sandusky, OH(1),(3)	138,340	15	C
Steubenville, OH-Weirton, WV(1)	126,335	10	C
Eagle Pass, TX	124,186	15	C
Lewiston, ID	123,933	15	C
Marion, OH	101,577	10	C
Roswell, NM	81,947	15	C
Blytheville, AR	66,293	15	C
Coffeyville, KS	59,053	15	C
Nogales, AZ	41,728	20	C

Subtotal Cricket	59,814,888

ANB 1 License

		Total	Channel
Market	Population	MHz	Block

Cincinnati, OH	2,243,257	10	C
San Antonio, TX	2,047,158	10	C
Louisville, KY	1,548,162	10	C
Austin, TX	1,536,178	10	C
Lexington, KY	972,910	10	C
El Paso, TX(1)	795,224	10	C
Colorado Springs, CO(1)	589,731	10	C
Las Cruces, NM(1)	263,039	10	C
Bryan, TX	203,606	10	C

Subtotal ANB 1 License	10,199,265	10	C

Total Cricket and ANB 1 License	70,014,153	10	C

(1)	Designates wireless licenses or portions of wireless licenses in markets where Cricket service is offered.

(2)	Designates a wireless license which we have agreed, subject to certain conditions, to exchange for a wireless license covering the same market area with the same amount of MHz, but in a different frequency block.

(3)	Designates wireless licenses or portions of wireless licenses used in commercial operations that, subject to certain conditions, we have agreed to sell to a third party along with associated network assets and subscribers. Upon completion of the sale, Cricket will no longer offer service in these designated markets.

(4)	Designates wireless licenses used in commercial operations that, subject to certain conditions, we have agreed to contribute, along with associated network assets and subscribers, to LCW Wireless.
Arrangements with Alaska Native Broadband
      In November 2004 we acquired a 75% non-controlling membership interest in ANB 1, whose wholly owned subsidiary ANB 1 License participated in Auction #58. Alaska Native Broadband, LLC, or ANB, owns a 25% controlling membership interest in ANB 1 and is the sole manager of ANB 1. ANB 1 is the sole member and manager of ANB 1 License. ANB 1 License was eligible to bid on certain restricted licenses offered by the FCC in Auction #58 as a “very small business” designated entity under FCC regulations. We have determined that our investment in ANB 1 is required to be consolidated under Financial Accounting Standards Board Interpretation, or FIN, No. 46-R, “Consolidation of Variable Interest Entities.”
      Under the Credit Agreement governing our secured credit facility, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License (excluding capitalized interest). Cricket’s aggregate equity capital contributions to ANB 1 were $3.0 million and $5.0 million as of December 31, 2005 and February 28, 2006, respectively. Cricket is also a secured lender to ANB 1 License. Under a senior secured credit facility, as amended, Cricket has agreed to loan ANB 1 License up to $150.0 million plus capitalized interest, of which $96.1 million was drawn as of December 31, 2005. We expect to increase this facility and to make additional equity investments in ANB 1 during the first half of 2006.
      Cricket’s principal agreements with the ANB entities are summarized below.
      Limited Liability Company Agreement. In December 2004, Cricket and ANB entered into an amended and restated limited liability company agreement which, as amended by the parties, is referred to in this report as the ANB 1 LLC Agreement. Under the ANB 1 LLC Agreement, ANB, as the sole manager of ANB 1, has the exclusive right and power to manage, operate and control ANB 1 and its business and affairs, subject to certain protective provisions for the benefit of Cricket, including among others, Cricket’s consent to the sale of any of ANB 1 License’s wireless licenses (other than the Bryan, TX, El Paso, TX, and Las Cruces, NM licenses) or any material network assets related thereto, or a sale of additional equity interests in ANB 1. Subject to FCC approval, ANB can be removed as the manager of ANB 1 in certain circumstances, including ANB’s fraud, gross negligence or willful misconduct, ANB’s insolvency or bankruptcy, ANB’s failure to qualify as an “entrepreneur” and a “very small business” under FCC rules, or other limited circumstances.
      Under the ANB 1 LLC Agreement, during the first five years following the initial grant of wireless licenses to ANB 1 License, members of ANB 1 generally may not transfer their membership interests without Cricket’s prior consent. Following such period, if a member desires to transfer its interests in ANB 1 to a third party, Cricket has a right of first refusal to purchase such interests, or in lieu of exercising this right, Cricket has a tag-along right to participate in the sale.
      Under the ANB 1 LLC Agreement, once ANB 1 License satisfies the FCC’s initial five-year build-out milestone requirements with respect to its wireless licenses, ANB has an option until the later of March 31, 2007 and 30 days after the date ANB 1 License satisfies the build-out requirements to sell its entire membership interests in ANB 1 to Cricket for a purchase price of $2.7 million plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval. If Cricket breaches its obligation to pay the purchase price, several of Cricket’s protective provisions cease to apply, and ANB receives a liquidation preference equal to the put purchase price, payable prior to Cricket’s equity and debt investments in ANB 1 and ANB 1 License. In addition, ANB 1 License has executed a guaranty in favor of ANB with respect to payment of the put purchase price. If ANB fails to maintain its qualification as an “entrepreneur” and a “very small business” under FCC rules, and as a result of such failure ANB 1 License ceases to retain the benefits it received in Auction #58, ANB is in general liable to Cricket only to the extent of ANB’s equity capital contributions to ANB 1.

      Senior Secured Credit Agreement. Under a senior secured credit agreement, as amended, Cricket has agreed to loan ANB 1 License up to $150.0 million plus capitalized interest. This facility consists of a fully drawn $64.2 million sub-facility to finance ANB 1 License’s purchase of wireless licenses in Auction #58, and a $85.8 million sub-facility to finance ANB 1 License’s initial build-out costs and working capital requirements. At February 28, 2006, ANB 1 License had outstanding borrowings of $64.2 million principal amount under the acquisition sub-facility and outstanding borrowings of $32.3 million principal amount under the working capital sub-facility. Borrowings accrue interest at a rate of 12% per annum. Borrowings under the Cricket Credit Agreement are guaranteed by ANB 1 and are secured by a first priority security interest in all of the assets of ANB 1 and ANB 1 License, including a pledge of ANB 1’s membership interests in ANB 1 License. ANB also has entered into a negative pledge agreement with respect to its entire membership interests in ANB 1, agreeing to keep such membership interests free and clear of all liens and encumbrances. Amortization commences under the facility on the later of March 31, 2007 and 30 days after the date ANB 1 License satisfies the five-year build-out milestone requirements (or the closing date of the ANB put, if later). Loans must be repaid in 16 quarterly installments of principal plus accrued interest, commencing ten days after the amortization commencement date. Loans may be prepaid at any time without premium or penalty. Cricket’s commitment under the working capital sub-facility expires on the earliest to occur of: (1) the amortization commencement date; (2) the termination by Cricket of the management services agreement between Cricket and ANB 1 License due to a breach by ANB 1 License; or (3) the termination by ANB 1 License of the management services agreement for convenience.
      Management Agreement. Cricket and ANB 1 License are parties to a management services agreement, pursuant to which Cricket provides management services to ANB 1 License in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead. Under the management services agreement, ANB 1 License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement is eight years. The management services agreement may be terminated by ANB 1 License or Cricket if the other party materially breaches its obligations under the agreement. The management services agreement also may be terminated by ANB 1 License if Cricket fails to pay the purchase price for ANB’s membership interests under the ANB 1 LLC Agreement or by ANB 1 License for convenience with one year’s prior written notice to Cricket.
Arrangements with LCW Wireless
      In November 2005 we entered into a series of agreements with CSM, Cleveland Unlimited, Inc. and the controlling members of WLPCS to obtain equity interests in LCW Wireless, a designated entity which owns a wireless license for Portland, Oregon. LCW Wireless’ Portland license would complement our existing markets in Salem and Eugene, Oregon, which we intend to contribute to LCW Wireless. The three markets would form a new market cluster covering 3.2 million POPs. Completion of these transactions is subject to customary closing conditions, including FCC approval and other third party consents. Although we expect to receive FCC approval and satisfy the other conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied.
      Following the completion of these transactions, LCW Wireless will operate a wireless telecommunications business in the Oregon market cluster using the Cricket business model and brands. We anticipate that LCW Wireless’ working capital needs will be funded through Cricket’s initial equity contribution and through third party debt financing. However, if LCW Wireless is unsuccessful in arranging this third party financing, we may fund the additional capital required through additional debt or equity investments in LCW Wireless.
      Cricket’s principal agreements relating to the LCW Wireless joint venture are summarized below.
      Agreements to Obtain Equity Interests in LCW Wireless. Under a contribution agreement, we have agreed to contribute up to $25.0 million in cash and two wireless licenses for Salem and Eugene, Oregon, together with related operating assets, to LCW Wireless in exchange for an equity interest in LCW Wireless. In a related agreement, we have also agreed to sell our wireless licenses and operating assets in Toledo and

Sandusky, Ohio in exchange for cash and an additional equity interest in LCW Wireless. WLPCS has agreed to contribute $1.3 million in cash to LCW Wireless in exchange for a controlling equity interest. Upon completion of all of these transactions, the equity interests in LCW Wireless will be held as follows: Cricket will hold a 73.3% non-controlling membership interest, CSM will hold a 24.7% non-controlling membership interest and WLPCS will hold a 2% controlling membership interest.
      Limited Liability Company Agreement. At the closing of these transactions, we will also enter into an amended and restated limited liability company agreement with CSM and WLPCS, which is referred to in this report as the LCW LLC Agreement. Under the LCW LLC Agreement, a board of managers will have the right and power to manage, operate and control LCW Wireless and its business and affairs, subject to certain protective provisions for the benefit of Cricket and CSM, including among others, their consent to the sale of any assets with a market value in excess of $1.0 million. The board of managers initially will be comprised of five members, with three members designated by WLPCS, one member designated by CSM and one member designated by Cricket. In the event that LCW Wireless fails to qualify as an “entrepreneur” and a “very small business” under FCC rules, then in certain circumstances, subject to FCC approval, WLCPS will be required to sell its entire equity interest to LCW Wireless or a third party designated by the non-controlling members.
      Under the LCW LLC Agreement, during the first five years following the date of the agreement, members generally may not transfer their membership interests, other than to specified permitted transferees or through the exercise of put rights set forth in the LCW LLC Agreement. Following such period, if a member desires to transfer its interests in LCW Wireless to a third party, the non-controlling members have a right of first refusal to purchase such interests on a pro rata basis.
      Under the LCW LLC Agreement, WLPCS will have the option to put its entire equity interest in LCW Wireless to Cricket for a purchase price not to exceed $3.0 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If exercised, the consummation of this sale will be subject to FCC approval. Alternatively, WLPCS is entitled to receive a liquidation preference equal to its capital contributions plus a specified rate of return, together with any outstanding mandatory distributions owed to WLPCS. Under the LCW LLC Agreement, CSM will also have the option, during specified periods commencing on the date of the launch of the Portland, Oregon market, to put its entire equity interest in LCW Wireless to Cricket either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless.
      Management Agreement. At the closing of these transactions, Cricket and LCW Wireless will also enter into a management services agreement, pursuant to which LCW Wireless will have the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.
Competition
      Generally, the telecommunications industry is very competitive. We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, Cingular, Sprint (and Sprint affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. We also face competition from resellers or MVNOs (Mobile Virtual Network Operators), such as Virgin Mobile USA, TracFone Wireless, and others, which provide wireless services to customers but do not hold FCC licenses or own network facilities. In addition, there are several MVNO operators that have either launched or have announced plans to launch service offerings targeting Cricket’s market segments in the near future. These resellers purchase bulk wireless telephone services and capacity from wireless providers and resell to the public under their own brand name through mass-market retail outlets, including Wal-Mart, Target, Radio Shack, and Best Buy. In addition, wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access, are also now available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.
      In the future, we may also face competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, and Voice over Internet Protocol, or VoIP. Additionally, some of the major Internet search engines and service providers such as Google and Yahoo have announced plans or intentions to enter the mobile market place by providing free Internet and voice access through a fixed mobile network in partnership with some major municipalities in the U.S. As wireless service is becoming a viable alternative to traditional landline phone service, we are also increasingly competing directly with traditional landline telephone companies for customers. Competition is also increasing from local and long distance wireline carriers who have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. Cable operators are providing telecommunications services to the home, and some of these carriers are providing local and long distance voice services using VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower prices to customers and increased competition for wireless services. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In the future, we may also face competition from mobile satellite service, or MSS, providers, as well as from resellers of these services. The FCC has granted, or may grant, MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.
      There has also been an increasing trend towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. These consolidated carriers may have substantially larger service areas, more capacity and greater financial resources and bargaining power than we do. As consolidation creates even larger competitors, the advantages our competitors have may increase. For example, in connection with the offering of our Travel Time roaming service, we have encountered problems with certain large wireless carriers in negotiating reasonable terms for roaming arrangements, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services. We and a number of other small, rural and regional carriers have asked the FCC in a current pending FCC proceeding to impose an obligation on all commercial mobile radio services providers to permit automatic roaming by other providers on their networks on a just, reasonable and non-discriminatory basis, but we cannot predict whether the FCC will grant the relief requested.
      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. We compete for customers based on numerous factors, including wireless system coverage and quality, service value proposition (minutes and features relative to price), local market presence, digital voice and features, customer service, distribution strength, and brand name recognition. Some competitors also market other services, such as landline local exchange and Internet access services, with their wireless service offerings. Competition has caused, and we anticipate it will continue to cause, market prices for two-way wireless products and services to decline. In addition, some competitors have announced unlimited service plans at rates similar to Cricket’s service plan rates in markets in which we have launched service. Our ability to compete successfully will depend, in part, on our ability to distinguish our Cricket service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Because many of the wireless operators in our markets have substantially greater financial resources than we do, they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those we could offer. In addition, to the extent that products or services that we offer, such as roaming capability, may depend upon negotiations with other wireless operators, discriminatory behavior by such operators or their refusal to negotiate with us could adversely affect our business. While we believe that our cost structure, combined with the differentiated value proposition that our Cricket service represents in the wireless marketplace, provides us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.
      The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services. Continuing technological advances in the communications field make it difficult to predict the nature and extent of additional future competition. In February 2005, the FCC completed Auction #58, in which additional PCS spectrum was auctioned in numerous markets, including many markets where we currently provide service. In addition, the FCC has announced that it intends to auction an additional 90 MHz of nationwide spectrum in the 1700 MHz to 2100 MHz band for “Advanced Wireless Services,” commonly referred to as the AWS Auction or Auction #66, beginning in late June 2006. It is possible that new companies, such as the cable television operators, will purchase licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us.
      We believe that we are strategically positioned to compete with other communications technologies that now exist. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.
Government Regulation
      The licensing, construction, modification, operation, sale, ownership and interconnection of wireless communications networks are regulated to varying degrees by the FCC, Congress, state regulatory agencies, the courts and other governmental bodies. Decisions by these bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may impose significant financial obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.
Licensing of PCS Systems
      All of the wireless licenses currently held by Cricket and ANB 1 License are PCS licenses. A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each BTA. Thus, generally, six licensees are authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.
      The FCC’s spectrum allocation for PCS includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, that are designated as “Entrepreneurs’ Blocks.” The FCC generally requires holders of these licenses to meet certain maximum financial size qualifications. In addition, the FCC has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits, such as bidding credits in C-Block or F-Block spectrum auctions or re-auctions, and in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids in the FCC’s initial auctions of C-Block and F-Block licenses. The FCC’s rules also allow for publicly traded corporations with widely dispersed voting power, as defined by the FCC, to hold C-Block and F-Block licenses and to qualify as small or very small businesses. A failure by an entity to maintain its qualifications to own C-Block and F-Block licenses could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC’s minimum coverage requirements have not been met, the triggering of FCC unjust enrichment rules and the acceleration of installment payments owed to the U.S. Treasury.
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
      Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap’s ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or could take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions. Our PCS licenses are in good standing with the FCC.
      Since 1996, PCS licensees have been required to coordinate frequency usage with existing fixed microwave licensees in the 1850 to 1990 MHz band. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation. The transition and cost sharing plans expired on April 4, 2005. Subsequent to that date, remaining microwave incumbents in the PCS spectrum are responsible for avoiding interference with a PCS licensee’s network. Absent an agreement with affected broadband PCS entities or an extension, incumbent microwave licensees will be required to return their operating authorizations to the FCC following six months written notice from a PCS licensee that such licensee intends to activate a PCS system within the interference range of the incumbent microwave licensee. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage within an appropriate time period, we have previously needed to relocate one or more of these incumbent fixed microwave licensees and have also been required (and may continue to be required) to participate in the cost sharing related to microwave licenses that have been voluntarily relocated by other PCS licensees or the existing microwave operators.
      PCS Construction Requirements. All PCS licensees must satisfy minimum geographic coverage requirements within five and, in some cases, ten years after the license grant date. These initial requirements are met for most 10 MHz licenses when a signal level sufficient to provide adequate service is offered to at least one-quarter of the population of the licensed area within five years, or in the alternative, a showing of substantial service is made for the licensed area within five years of being licensed. For 30 MHz licenses, a signal level must be provided that is sufficient to offer adequate service to at least one-third of the population within five years and two-thirds of the population within ten years after the license grant date. In the alternative, 30 MHz licensees may provide substantial service to their licensed area within the appropriate five- and ten-year benchmarks. “Substantial service” is defined by the FCC as service which is “sound, favorable, and substantially above a level of mediocre service which just might minimally warrant renewal.” In general, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license, with no eligibility to regain it, or the imposition of fines and/or other sanctions.
      Transfer and Assignment of PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a PCS license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds a PCS license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because a PCS license is necessary to lawfully provide PCS service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.
      Pursuant to an order released in December 2001, as of January 1, 2003, the FCC no longer limits the amount of PCS and other commercial mobile radio spectrum that an entity may hold in a particular geographic market. The FCC now engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases.
      A C-Block or F-Block license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC.
FCC Regulation
      The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. On November 11, 2005, we filed a petition with the FCC seeking limited relief from the requirement that we achieve ninety-five percent penetration of location-capable handsets among our subscribers by December 31, 2005, as required by the FCC’s rules. Specifically, we sought to defer our obligation to comply with the ninety-five percent penetration until March 31, 2006. The FCC to date has not acted upon our request.
      FCC rules also require that local exchange carriers and most commercial mobile radio service providers, including PCS providers like Cricket, allow customers to change service providers without changing telephone numbers. For wireless service providers, this mandate is referred to as wireless local number portability, or WLNP. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers.
      The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our networks. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our networks with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our networks with other telecommunications networks. They will also determine the amount of revenue we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-commercial mobile radio service interconnection and other intercarrier compensation arrangements, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.
      We also are subject, or potentially subject, to universal service obligations; number pooling rules; rules governing billing, subscriber privacy and customer proprietary network information; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; rate averaging and integration requirements; rules governing spam, telemarketing and truth-in-billing, and rules requiring us to offer equipment and services that are accessible to and usable by persons with disabilities, among others. Some of these requirements pose technical and operational challenges to which we, and the industry as a whole, have not yet developed clear solutions. These requirements are all the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.
State, Local and Other Regulation
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
      The location and construction of our PCS antennas and base stations and the towers we lease on which such antennas are located are subject to FCC and Federal Aviation Administration regulations, federal, state and local environmental and historic preservation regulations, and state and local zoning, land use or other requirements.
      We cannot assure you that any federal, state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities that currently have none. Such changes could impose new obligations on us that could adversely affect our operating results.
Privacy
      We are obligated to comply with a variety of federal and state privacy and consumer protection requirements. The Communications Act and FCC rules, for example, impose various rules on us intended to protect against the disclosure of customer proprietary network information. Other FCC and Federal Trade Commission rules regulate the disclosure and sharing of subscriber information. We have developed and comply with a policy designed to protect the privacy of our customers and their personal information. State legislatures and regulators are considering imposing additional requirements on companies to further protect the privacy of wireless customers. Our need to comply with these rules, and to address complaints by subscribers invoking them, could adversely affect our operating results.
Intellectual Property
      We have pursued registration of our primary trademarks and service marks in the United States. Leap and the Leap logo design are United States registered trademarks of Leap Wireless International, Inc. Cricket is a United States registered trademark of Cricket Communications, Inc. In addition, Cricket Communications, Inc. has applied to register the following trademarks or service marks in the United States: Unlimited Access, Unlimited Plus, Unlimited Classic, Jump, Travel Time, Cricket Clicks and the Cricket “K.”
      As of December 31, 2005, we had two issued patents relating to our local, unlimited wireless services offerings, and numerous other issued patents relating to various technologies we previously acquired. We also have several patent applications pending in the United States relating to our wireless services offerings. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us.
      Our business is not substantially dependent upon any of our patents, patent applications, service marks or trademarks. We believe that our technical expertise, operational efficiency, industry-leading cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future.
Availability of Public Reports
      As soon as is reasonably practicable after they are electronically filed with or furnished to the SEC, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge at www.leapwireless.com. Our website is not part of this report. They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Financial Information Concerning Segments and Geographical Information
      Financial information concerning our operating segment and the geographic area in which we operate is set forth in Note 12 to the consolidated financial statements included in Item 8 of this report.
Employees
      As of December 31, 2005, Cricket employed 1,507 full-time employees, and Leap had no employees.
Seasonality
      Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity and competitive actions, which have the ability to reduce or outweigh certain seasonal effects.

Inflation
      We believe that inflation has not had a material effect on our results of operations.
Executive Officers of the Registrant
      S. Douglas Hutcheson, 49, was appointed as our chief executive officer, and president, and elected as a director, in February 2005, having previously served as our president and chief financial officer from January 2005 to February 2005, as our executive vice president and chief financial officer from January 2004 to January 2005, as our senior vice president and chief financial officer from August 2002 to January 2004, as our senior vice president and chief strategy officer from March 2002 to August 2002, as our senior vice president, product development and strategic planning from July 2000 to March 2002, as our senior vice president, business development from March 1999 to July 2000 and as our vice president, business development from September 1998 to March 1999. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from University of California, Irvine.
      Albin F. Moschner, 53, has served as our executive vice president and chief marketing officer since January 2005, having previously served as senior vice president, marketing from September 2004 to January 2005. Prior to this, Mr. Moschner was president of Verizon Card Services from December 2000 to November 2003. Prior to joining Verizon, Mr. Moschner was president and chief executive officer of OnePoint Services, Inc., a telecommunications company that he founded and that was acquired by Verizon in December 2000. Mr. Moschner also was a principal and the vice chairman of Diba, Inc., a development stage Internet software company, and served as senior vice president of operations, a member of the board of directors and ultimately president and chief executive officer of Zenith Electronics from October 1991 to July 1996. Mr. Moschner holds a master’s degree in electrical engineering from Syracuse University and a B.E. in electrical engineering from the City College of New York.
      Glenn T. Umetsu, 56, has served as our executive vice president and chief technical officer since January 2005, having previously served as our executive vice president and chief operating officer from January 2004 to January 2005, as our senior vice president, engineering operations and launch deployment from June 2002 to January 2004, and as vice president, engineering operations and launch development from April 2000 to June 2002. From September 1996 to April 2000, Mr. Umetsu served as vice president, engineering and technical operations for Cellular One in the San Francisco Bay Area. Before Cellular One, Mr. Umetsu served in various telecommunications operations roles for 24 years with AT&T Wireless, McCaw Communications, RAM Mobile Data (now Cingular Mobile Data), Honolulu Cellular, PacTel Cellular, AT&T Advanced Mobile Phone Service, Northwestern Bell and the United States Air Force. Mr. Umetsu holds a B.A. in mathematics and economics from Brown University.
      David B. Davis, 40, has served as our senior vice president, operations since July 2001, having previously served as our regional vice president, Midwest Region from March 2000 to July 2001. Before joining Leap, Mr. Davis spent six years with Cellular One, CMT Kansas/ Missouri in various management positions culminating in his role as vice president and general manager. Before Cellular One, Mr. Davis was market manager for the PacTel-McCaw joint venture. Mr. Davis holds a B.S. from the University of Central Arkansas.
      Robert J. Irving, Jr., 50, has served as our senior vice president, general counsel and secretary since May 2003, having previously served as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Previously, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School, where he graduated cum laude.

      Leonard C. Stephens, 49, has served as our senior vice president, human resources since our formation in June 1998. From December 1995 to September 1998, Mr. Stephens was vice president, human resources operations for Qualcomm Incorporated. Before joining Qualcomm Incorporated, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14-year career. Mr. Stephens holds a B.A. from Howard University.
      Linda K. Wokoun, 50, has served as our senior vice president, marketing and customer care since June 2005. Prior to joining Cricket, Ms. Wokoun was president and chief executive officer of RiverStar Software from April 2003 to June 2005. From March 2000 to January 2002, Ms. Wokoun was chief operating officer of iPCS, a Sprint PCS affiliate. Prior to joining iPCS, Ms. Wokoun was a vice president of Ameritech Cellular. She holds a B.A. in economics and an M.B.A. from Indiana University.
      Dean M. Luvisa, 44, has served as our acting chief financial officer and vice president, finance since March 2006, having previously served as our acting chief financial officer, vice president, finance and treasurer from February 2005 to March 2006, our vice president, finance, and treasurer from May 2002 to February 2005 and as our vice president, finance from September 1998 to May 2002. Prior to joining Cricket, Mr. Luvisa was director of project finance at Qualcomm Incorporated, where he was responsible for Qualcomm’s vendor financing activities worldwide. Before Qualcomm, he was the chief financial officer of a finance company associated with Galaxy Latin America, an affiliate of DirecTV and Hughes Electronics. In other capacities at Hughes Electronics, Mr. Luvisa was responsible for project finance, vendor finance, mergers & acquisitions and corporate funding. Mr. Luvisa graduated summa cum laude from Arizona State University with a B.S. in economics, and earned an M.B.A. in finance from The Wharton School at the University of Pennsylvania.
      Grant A. Burton, 41, has served as our vice president, chief accounting officer and controller since June 2005. Prior to his employment with Cricket, he served as assistant controller of PETCO Animal Supplies, Inc. He previously served as senior manager for PricewaterhouseCoopers, LLP, Assurance and Business Advisory Services, in San Diego from 1996 to 2004. Before joining PricewaterhouseCoopers, Mr. Burton served as acting vice president, internal audit and manager merchandise accounting for DFS Group Limited from 1993 to 1996. Mr. Burton is a certified public accountant licensed in the State of California, and was a Canadian chartered accountant from 1990 to 2004. He holds a Bachelor of Commerce with Distinction from the University of Saskatchewan.

Item 1A.     Risk Factors
Risks Related to Our Business and Industry
We Have Experienced Net Losses, and We May Not Be Profitable in the Future.
      We experienced net losses of $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002 and $483.3 million for the year ended December 31, 2001. Although we had net income of $30.0 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.
We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.
      Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our reduction in spending on capital investments and advertising while we were in bankruptcy, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.
If We Experience High Rates of Customer Turnover or Credit Card Subscription or Dealer Fraud, Our Ability to Become Profitable Will Decrease.
      Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, our handset or service offerings, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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
We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures and Designated Entities, including ANB 1 and LCW Wireless, That We Do Not Control.
      In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary was awarded certain licenses in Auction #58. In November 2005, we entered into an agreement pursuant to which we will acquire a 73.3% non-controlling interest in LCW Wireless, which owns a wireless license for the Portland, Oregon market and to which we expect to contribute two wireless licenses and our operating assets in Eugene and Salem, Oregon. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partner in ANB 1 and we plan to have similar agreements in connection with future joint venture arrangements we may enter into that are intended to allow us to actively participate in the development of the business of the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future rights to acquire the assets (including wireless licenses) of, such entity.
We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.
      In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. In addition, the competitive pressures of the wireless telecommunications market have caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans.
      In addition, some of our competitors are able to offer their customers roaming services on a nationwide basis and at lower rates. We currently offer roaming services on a prepaid basis. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase, as well as their bargaining power as wholesale providers of roaming services.
      We also compete as a wireless alternative to landline service providers in the telecommunications industry. Wireline carriers are also offering unlimited national calling plans and bundled offerings that include wireless and data services. We may not be successful in the long term, or continue to be successful, in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current landline service.
      The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors.
We Have Identified Material Weaknesses in Our Internal Control Over Financial Reporting, and Our Business and Stock Price May Be Adversely Affected If We Do Not Remediate All of These Material Weaknesses, or If We Have Other Material Weaknesses in Our Internal Control Over Financial Reporting.
      In connection with their evaluations of our disclosure controls and procedures, our CEO and CFO have concluded that certain material weaknesses in our internal control over financial reporting existed: (i) as of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments (arising in part in connection with our now completed bankruptcy proceedings) and the preparation of our income tax provision, and (ii) as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures. We are engaged in remediation efforts with respect to the material weaknesses related to staffing levels and income tax provision preparation. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 9A. Controls and Procedures” contained in Part II of this report. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
Our Internal Control Over Financial Reporting Was Not Effective as of December 31, 2005, and Our Business May Be Adversely Affected if We Are Not Able to Implement Effective Control Over Financial Reporting.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment. We are required to comply with Section 404 of the Sarbanes-Oxley Act in connection with the filing of this Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We have conducted a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. The standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment identified the need for remediation of some aspects of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to material weaknesses related to staffing levels and preparation of our income tax provision as described above and in “Item 9A Controls and Procedures.” Our management concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. If we are unable to implement effective control over financial reporting, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
Our Primary Business Strategy May Not Succeed in the Long Term.
      A major element of our business strategy is to offer consumers service plans that allow unlimited calls for a flat monthly rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not seek to provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a smaller network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change or adjust our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.
We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and any Delays in the Build-Out of Our New Markets Could Adversely Affect Our Business.
      Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including those owned by ANB 1 License and LCW Wireless, into new markets that complement our clustering strategy or provide strategic expansion opportunities. Large scale construction projects such as the build-out of our new markets may suffer cost-overruns. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks. Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and strategic expansion strategies, and could have a material adverse effect on our results of operations and financial condition.
If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.
      We have experienced growth in a relatively short period of time and expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, financial condition and results of operations.
The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers if We Fail to Keep Up with These Changes.
      The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as Wi-Fi, Wi-Max, and Voice over Internet Protocol, or VoIP. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.
      For example, we have committed a substantial amount of capital to upgrade our network with 1xEV-DO technology to offer advanced data services. However, if such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.
The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business.
      We believe our success depends heavily on the contributions of our employees and on attracting, motivating and retaining our officers and other management and technical personnel. We do not, however, generally provide employment contracts to our employees. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
      We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. We may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business.
Risks Associated with Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business.
      We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.
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
We Rely Heavily on Third Parties to Provide Specialized Services; a Failure by Such Parties to Provide the Agreed Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition.
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
System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.
      Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. In addition, we are in the process of upgrading some of our internal network systems, including our billing system, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

We May Not be Successful in Protecting and Enforcing Our Intellectual Property Rights.
      We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which only offer limited protection. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. Despite our efforts, the steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. Moreover, others may independently develop processes and technologies that are competitive to ours. The enforcement of our intellectual property rights may depend on any legal actions that we may undertake against such infringers being successful, but we cannot be sure that any such actions will be successful, even when our rights have been infringed.
      We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. Similarly, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our brands.
We May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected by Patents and Other Intellectual Property Rights.
      Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations or the specific operation of our wireless network. We generally have indemnification agreements with the manufacturers and suppliers who provide us with the equipment and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.
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
Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.
      The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs or require changes in current or planned operations. In particular, state regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area. In addition, we cannot assure you that the Communications Act of 1934, as amended, or the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us.
      Our operations are subject to various other regulations, including those regulations promulgated by the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the

Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. Because of our smaller size, governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other larger telecommunications providers. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.
If Call Volume under Our Cricket Flat Price Plans Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position.
      Cricket customers currently use their handsets approximately 1,450 minutes per month, and some markets are experiencing substantially higher call volumes. We offer service plans that bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.
We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.
      Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. There may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. However, we cannot assure you that additional spectrum would be made available by the FCC on a timely basis or that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost. If such additional spectrum is not available to us at that time, our results of operations could be adversely affected.
Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.
      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the year ended December 31, 2005, we recorded impairment charges of $12.0 million.
      The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the bidding activity in upcoming FCC auctions, including the upcoming auction allocated for “Advanced Wireless Services.”
      In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.
Declines in Our Operating Performance Could Ultimately Result in an Impairment of Our Indefinite-Lived Assets, Including Goodwill, or Our Long-Lived Assets, Including Property and Equipment.
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
We May Incur Higher Than Anticipated Intercarrier Compensation Costs.
      When our customers use our service to call customers of other carriers, we are required under the current intercarrier compensation scheme to pay the carrier that serves the called party. Similarly, when a customer of another carrier calls one of our customers, that carrier is required to pay us. While in most cases we have been successful in negotiating agreements with other carriers that impose reasonable reciprocal compensation arrangements, some carriers have claimed a right to unilaterally impose what we believe to be unreasonably high charges on us. The FCC is actively considering possible regulatory approaches to address this situation but we cannot assure you that the FCC rulings will be beneficial to us. An adverse ruling or FCC inaction could result in carriers successfully collecting higher intercarrier fees from us, which could adversely affect our business.
      The FCC also is considering making various significant changes to the intercarrier compensation scheme to which we are subject. We cannot predict with any certainty the likely outcome of this FCC proceeding. Some of the alternatives that are under active consideration by the FCC could severely increase the interconnection costs we pay. If we are unable to cost-effectively provide our products and services to customers, our competitive position and business prospects could be materially adversely affected.
Because Our Consolidated Financial Statements Reflect Fresh-Start Reporting Adjustments Made upon Our Emergence from Bankruptcy, Financial Information in Our Current and Future Financial Statements Will Not Be Comparable to Our Financial Information for Periods Prior to Our Emergence from Bankruptcy.
      As a result of adopting fresh-start reporting on July 31, 2004, the carrying values of our wireless licenses and our property and equipment, and the related depreciation and amortization expense, among other things, changed considerably from that reflected in our historical consolidated financial statements. Thus, our current and future balance sheets and results of operations will not be comparable in many respects to our balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh-start reporting. You are not able to compare information reflecting our post-emergence balance sheet data, results of operations and changes in financial condition to information for periods prior to our emergence from bankruptcy without making adjustments for fresh-start reporting.
Our Indebtedness Could Adversely Affect Our Financial Health.
      We have now and will continue to have a significant amount of indebtedness. As of December 31, 2005, our total outstanding indebtedness under our secured credit facility was $594.4 million. We also had $110 million available for borrowing under our revolving credit facility (which forms part of our secured credit facility). To the extent we raise additional funds in the future, we expect to obtain much of such capital through debt financing. The existing indebtedness under our secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness.

      Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	subject us to higher interest expense in the event of increases in interest rates because our indebtedness under our secured credit facility bears interest at a variable rate. For a description of our secured credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Credit Facility.”
Despite Current Indebtedness Levels, We May Still Be Able to Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.
      We will be able to incur substantial additional indebtedness in the future. Our secured credit facility permits us to incur additional indebtedness under various financial ratio tests. As of December 31, 2005, we had made no drawings under our $110 million revolving credit facility (which forms part of our secured credit facility). If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Credit Facility.”
To Service Our Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.
      Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out our newly acquired wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.
Covenants in Our Secured Credit Agreement May Limit Our Ability to Operate Our Business.
      Under the Credit Agreement, we must comply, among other things, with certain specified financial ratios, including a fixed charge coverage ratio, a maximum total leverage ratio and a maximum senior secured leverage ratio. If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. The restrictions in our Credit Agreement could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment.

      Our failure to timely file our Annual Report on Form 10-K for fiscal year 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 constituted defaults under our secured credit agreement, and the restatement of certain of the historical consolidated financial information contained in this report may have constituted a default under our secured credit agreement. Although we were able to obtain limited waivers under our Credit Agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur. See “Item 8. Financial Statements and Supplementary Data.”
Rises in Interest Rates Could Adversely Affect our Financial Condition.
      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate of debt, which rise and fall upon changes in interest rates. As of December 31, 2005, we estimate that approximately 40% of our debt was variable rate debt. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.
Risks Related to Ownership of Our Common Stock
Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.
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
The 17,198,252 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement on Form S-1 May Adversely Affect The Market Price of Leap’s Common Stock.
      As of March 17, 2006, 61,200,392 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement on Form S-1, which was declared effective on August 29, 2005, registered for resale 17,198,252 shares, or approximately 28.1%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.
Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.
      As of March 17, 2006, 61,200,392 shares of Leap common stock were issued and outstanding, and 5,016,279 additional shares of Leap common stock were reserved for issuance, including 3,624,309 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 791,970 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

      In addition, upon the closing of the LCW Wireless transaction, Leap will be obligated to reserve up to five percent of its outstanding shares, or 3,060,020 shares as of March 17, 2006, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the LCW LLC Agreement, the purchase price for CSM’s equity interest will be calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in Cricket’s $710 million senior secured credit facility do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket satisfies its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.
      We have agreed to prepare and file a resale shelf registration statement for any shares of Leap common stock issued to CSM in connection with the put, and to use our reasonable efforts to cause such registration statement to be declared effective by the SEC. In addition, we have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan and under our employee stock purchase plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.
Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.
      Our directors and entities affiliated with them beneficially owned in the aggregate approximately 27.9% of our common stock as of December 31, 2005. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.
Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws or Delaware Law Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress The Trading Price of Our Common Stock.
      Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions:

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
Item 1B.     Unresolved Staff Comments
      None.

Item 2.	Properties
      As of February 28, 2006, Cricket leased space, totaling approximately 113,000 square feet, in three office buildings in San Diego, California for our headquarters. We use these buildings for sales, marketing, product development, engineering and administrative purposes.
      As of February 28, 2006, Cricket leased regional offices in Denver, Colorado and Nashville, Tennessee. These offices consist of approximately 18,000 square feet and 3,500 square feet, respectively. Cricket has 30 additional office leases in its individual markets that range from 2,500 square feet to 13,618 square feet. Cricket also leases 91 retail locations in its markets, including stores ranging in size from 1,050 square feet to 5,600 square feet, as well as kiosks and retail spaces within another store. In addition, Cricket currently leases approximately 2,709 cell site locations, 27 switch locations and two warehouse facilities that range in size from approximately 3,000 square feet to approximately 20,000 square feet. We do not own any real property.
      As of February 28, 2006, ANB 1 License leased three retail locations in its markets, consisting of stores ranging in size from 2,975 square feet to 3,600 square feet. In addition, ANB 1 License currently leases approximately 152 cell site locations, two switch locations and two warehouse facilities that are approximately 10,000 square feet each.
      As we continue to develop existing Cricket markets, and as additional markets are built out, additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities will be leased.

Item 3.	Legal Proceedings
      Outstanding Bankruptcy Claims. Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, several claims asserted against us in connection with the bankruptcy proceedings remain outstanding. The open items, which are pending in the United States Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered), consist primarily of claims by governmental entities for payment of taxes relating to periods prior to the date of the voluntary petitions, including a claim of approximately $4.9 million Australian dollars (approximately $3.5 million U.S. dollars as of March 21, 2006) asserted by a foreign governmental entity against Leap. We have objected to the outstanding claims and are seeking to resolve the open issues through negotiation and appropriate court proceedings. We do not believe that the resolution of the outstanding claims will have a material adverse effect on our consolidated financial statements.
      Securities Litigation. On December 31, 2002, several members of American Wireless Group, LLC, referred to in this report as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration, or in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants have appealed the denial of the motion to the state supreme court.
      In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants’ have appealed the ruling to the state supreme court.
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with Leap. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in Leap’s annual consolidated financial statements as of December 31, 2005 related to these contingencies.
      In addition to the matters described above, we are often involved in claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in Leap’s audited annual consolidated financial statements as of December 31, 2005 for such claims. In the opinion of our management, the ultimate liability for such claims will not have a material adverse effect on Leap’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
      Our common stock traded on the OTC Bulletin Board until August 16, 2004 under the symbol “LWINQ.” When we emerged from our Chapter 11 proceedings on August 16, 2004, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization and our former common stockholders ceased to have any ownership interest in us. The new shares of our common stock issued under our plan of reorganization traded on the OTC Bulletin Board under the symbol “LEAP.” Commencing on June 29, 2005, our common stock became listed for trading on the Nasdaq National Market under the symbol “LEAP.”
      Because the value of one share of our new common stock bears no relation to the value of one share of our old common stock, the trading prices of our new common stock are set forth separately from the trading prices of our old common stock.
      The following table sets forth the high and low prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our old common stock are bid quotations on the OTC Bulletin Board through August 15, 2004. Prices for our new common stock are bid quotations on the OTC Bulletin Board from August 16, 2004 through June 28, 2005 and sales prices on the Nasdaq National Market on and after June 29, 2005. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High($)	Low($)

Old Common Stock
Calendar Year — 2004
First Quarter	0.06	0.03
Second Quarter	0.04	0.01
Third Quarter through August 15, 2004	0.02	0.01
New Common Stock
Third Quarter beginning August 16, 2004	27.80	19.75
Fourth Quarter	28.10	19.00
Calendar Year — 2005
First Quarter	29.87	25.01
Second Quarter	28.90	23.00
Third Quarter	37.47	25.87
Fourth Quarter	39.45	31.15
      On March 17, 2006, the last reported sale price of Leap’s common stock on the Nasdaq National Market was $43.89 per share. As of March 17, 2006, there were 61,200,392 shares of common stock outstanding held by approximately 155 holders of record.
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

Securities Authorized For Issuance Under Equity Compensation Plans
      The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which Leap’s common stock is authorized for issuance.

			Weighted-average
	Number of securities to be		exercise price of	Number of securities
	Issued upon exercise of		outstanding	remaining available for future
	outstanding options,		options, warrants	issuance under equity
Plan Category	warrants and rights		and rights	compensation plans

Equity compensation plans approved by security holders(1)	—		$—	791,970
Equity compensation plans not approved by security holders(2)	1,891,984	(3)	$26.50	1,739,017	(4)

Total	1,891,984		$26.50	2,530,987

(1)	Consists of shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan.

(2)	Consists of shares reserved for issuance under the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) adopted by the compensation committee of our board of directors on December 30, 2004 as contemplated by our confirmed plan of reorganization. The material features of the 2004 Plan are described in “Item 11-Executive Compensation” contained in Part III of this report.

(3)	Includes 948,292 shares of restricted stock issued under the 2004 Plan which are subject to release upon vesting of the shares.

(4)	Includes 25,777 shares of restricted stock issued under the 2004 Plan which are pending repurchase by Leap as a result of termination of employment by employees.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)
      The following selected financial data are derived from our consolidated financial statements and have been restated for the five months ended December 31, 2004 to reflect adjustments that are further discussed in Note 3 to the consolidated financial statements included in Item 8 of this report. These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” References in these tables to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the plan of reorganization as well as the adjustments for fresh-start reporting. For a description of fresh-start reporting, see Note 2 to the consolidated financial statements included in Item 8 of this report.

	Successor Company		Predecessor Company

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	July 31,
	2005	2004	2004	2003	2002	2001

	(As Restated)
Statement of Operations Data:
Revenues:
Service revenues	$763,680	$285,647	$398,451	$643,566	$567,694	$215,917
Equipment revenues	150,983	58,713	83,196	107,730	50,781	39,247

Total revenues	914,663	344,360	481,647	751,296	618,475	255,164

Operating expenses:
Cost of service (exclusive of items shown separately below)	(200,430)	(79,148)	(113,988)	(199,987)	(181,404)	(94,510)
Cost of equipment	(192,205)	(82,402)	(97,160)	(172,235)	(252,344)	(202,355)
Selling and marketing	(100,042)	(39,938)	(51,997)	(86,223)	(122,092)	(115,222)
General and administrative	(159,249)	(57,110)	(81,514)	(162,378)	(185,915)	(152,051)
Depreciation and amortization	(195,462)	(75,324)	(178,120)	(300,243)	(287,942)	(119,177)
Impairment of indefinite-lived intangible assets	(12,043)	—	—	(171,140)	(26,919)	—
Loss on disposal of property and equipment	—	—	—	(24,054)	(16,323)	—

Total operating expenses	(859,431)	(333,922)	(522,779)	(1,116,260)	(1,072,939)	(683,315)
Gain on sale of wireless licenses and operating assets	14,587	—	532	4,589	364	143,633

Operating income (loss)	69,819	10,438	(40,600)	(360,375)	(454,100)	(284,518)
Equity in net loss of and write-down of investments in and loans receivable from unconsolidated wireless operating companies	—	—	—	—	—	(54,000)
Minority interest in loss of consolidated subsidiary	(31)	—	—	—	—	—
Interest income	9,957	1,812	—	779	6,345	26,424
Interest expense	(30,051)	(16,594)	(4,195)	(83,371)	(229,740)	(178,067)
Foreign currency transaction losses, net	—	—	—	—	—	(1,257)
Gain on sale of unconsolidated wireless operating company	—	—	—	—	39,518	—
Other income (expense), net	1,423	(117)	(293)	(176)	(3,001)	8,443

Income (loss) before reorganization items and income taxes	51,117	(4,461)	(45,088)	(443,143)	(640,978)	(482,975)
Reorganization items, net	—	—	962,444	(146,242)	—	—

Income (loss) before income taxes	51,117	(4,461)	917,356	(589,385)	(640,978)	(482,975)
Income taxes	(21,151)	(3,930)	(4,166)	(8,052)	(23,821)	(322)

Net income (loss)	$29,966	$(8,391)	$913,190	$(597,437)	$(664,799)	$(483,297)

Net income (loss) per share:
Basic net income (loss) per share(1)	$0.50	$(0.14)	$15.58	$(10.19)	$(14.91)	$(14.27)

Diluted net income (loss) per share(1)	$0.49	$(0.14)	$15.58	$(10.19)	$(14.91)	$(14.27)

Shares used in per share calculations(1):
Basic	60,135	60,000	58,623	58,604	44,591	33,861

Diluted	61,003	60,000	58,623	58,604	44,591	33,861

	As of December 31,

	Successor Company		Predecessor Company

	2005	2004	2003	2002	2001

	(As Restated)
Balance Sheet Data:
Cash and cash equivalents	$293,073	$141,141	$84,070	$100,860	$242,979
Working capital (deficit)(2)	240,862	145,762	(2,254,809)	(2,144,420)	189,507
Restricted cash, cash equivalents and short-term investments	13,759	31,427	55,954	25,922	40,755
Total assets	2,506,318	2,220,887	1,756,843	2,163,702	2,450,895
Long-term debt(2)	588,333	371,355	—	—	1,676,845
Total stockholders’ equity (deficit)	1,514,357	1,470,056	(893,356)	(296,786)	358,440

(1)	Refer to Notes 3 and 6 to the consolidated financial statements included in Item 8 of this report for an explanation of the calculation of basic and diluted net income (loss) per common share.

(2)	We have presented the principal and interest balances related to our outstanding debt obligations as current liabilities in the consolidated balance sheets as of December 31, 2003 and 2002, as a result of the then existing defaults under the underlying agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
      The following discussion and analysis is based upon our consolidated financial statements as of the dates and for the periods presented in this report. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this report.
Overview
      Restatement of Previously Reported Audited Annual and Unaudited Interim Consolidated Financial Information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the five months ended December 31, 2004 and consolidated financial information for the interim period ended September 30, 2004 and the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. See Note 3 to the consolidated financial statements in Item 8 of this report for additional information.
      Our Business. We offer wireless voice and data services primarily under the brand “Cricket” on a flat-rate, unlimited-usage basis without requiring fixed-term contracts. As of December 31, 2005, we had approximately 1,668,000 customers and our networks covered 27.7 million POPs. As of December 31, 2005, we and ANB 1 License owned wireless licenses covering a total of 70.0 million POPs, including licenses covering 22.5 million POPs that we and ANB 1 License acquired during 2005. We are currently building out or have launched the new markets that we and ANB 1 License have acquired, and we anticipate that our combined network footprint will cover over 42 million POPs by the end of 2006.
      Our premium Cricket service plan offers unlimited local and domestic long distance combined with unlimited use of multiple calling features and messaging services for a flat rate of $45 per month. We also offer a similar plan without calling features and messaging services for $40 per month and a service which allows customers to make unlimited calls within a local calling area and receive unlimited calls from any area for a flat rate of $35 per month. In June 2004 we began offering additional enhancements that include games and other improved data services. In September 2005 we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. In April 2005 we added instant messaging and multimedia (picture) messaging to our product portfolio. In May 2005 we introduced our “Travel Time” roaming option for our customers who occasionally travel outside their Cricket service area.
      We believe that our business model can be expanded successfully into adjacent and new markets because we offer a differentiated service and attractive value proposition to our customers at costs significantly lower than most of our competitors. In 2005 we acquired four wireless licenses in the FCC’s Auction #58 covering 11.3 million POPs and ANB 1 License acquired nine licenses covering 10.2 million POPs. In August 2005 we launched service in our newly acquired Fresno, California market to form a cluster with our existing Modesto and Visalia, California markets, which doubled our Central Valley network footprint to 2.4 million POPs. In November 2005 we entered into a series of agreements with CSM and the controlling members of WLPCS to obtain a 73.3% non-controlling equity interest in LCW Wireless, which currently holds a license for the Portland, Oregon market. We have agreed to contribute our existing Eugene and Salem, Oregon markets to LCW Wireless to create a new Oregon market cluster covering 3.2 million POPs. Completion of this transaction is subject to customary closing conditions, including FCC approval and other third party consents. For a further discussion of our arrangements with ANB 1 and LCW Wireless, see “Item 1. Business — Arrangements with Alaska Native Broadband” and “Item 1. Business — Arrangements with LCW Wireless” above. In addition, in March 2006, Cricket Licensee (Reauction), Inc., entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and approval of the court in which the seller’s bankruptcy is proceeding, as well as the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses. We currently intend to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the upcoming auction allocated for “Advanced Wireless Services”), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures.
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at December 31, 2005). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We may also generate liquidity from offerings of debt and/or equity securities.
      This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the business and financial information contained in this report, including the consolidated financial statements in Item 8.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.
      We believe that the following significant accounting policies and estimates involve a higher degree of judgment and complexity than others.
Principles of Consolidation
      The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1 and its wholly owned subsidiary ANB 1 License. We own a 75% non-controlling interest in ANB 1. We consolidate our interest in ANB 1 in accordance with FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because ANB 1 is a variable interest entity and we will absorb a majority of ANB 1’s expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Revenues and Cost of Revenues
      Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because we do not require any of our customers to sign fixed-term service commitments or submit to a credit check, and therefore some of our customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. We also charge customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of our handsets are higher than the total consideration received for the handsets and activation fees combined, we allocate the activation fees entirely to equipment revenues and recognize the activation fees when received. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating our networks.
      Equipment revenues arise from the sale of handsets and accessories, and activation fees as described above. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as we do not have sufficient relevant historical experience to establish reasonable estimates of returns by such dealers and distributors. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers.
      Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns of handsets and accessories are insignificant.
Wireless Licenses
      Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because we expect to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell.
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
Impairment of Indefinite-Lived Intangible Assets
      We assess potential impairments to our indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Our wireless licenses in our operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. We conduct our annual tests for impairment during the third quarter of each year. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
Income Taxes
      We estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets for all periods presented because of uncertainties related to the utilization of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, future decreases in the valuation allowance established in fresh-start reporting are accounted for as a reduction in goodwill. Tax rate changes are reflected in income in the period such changes are enacted.
Subscriber Recognition and Disconnect Policies
      We recognize a new customer as a gross addition in the month that he or she activates service. The customer must pay his or her monthly service amount by the payment due date or his or her handset will be disabled after a grace period of up to three days. When a handset is disabled, the customer is suspended and will not be able to make or receive calls. Any call attempted by a suspended customer is routed directly to our customer service center in order to arrange payment. In order to re-establish service, a customer must make all past-due payments and pay a $15 reconnection charge to re-establish service. If a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn.
      Customer turnover, frequently referred to as churn, is an important business metric in the telecommunications industry because it can have significant financial effects. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to have their service terminated due to an inability to pay than the average industry customer.
Seasonality
      Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity and competitive actions, which have the ability to reduce or outweigh certain seasonal effects.
Costs and Expenses
      Our costs and expenses include:
      Cost of Service. The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to our customers; charges from other communications companies for their transport and termination of calls originated by our customers and destined for customers of other networks; and expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges and the salary and overhead charges associated with these functions.
      Cost of Equipment. Cost of equipment includes the cost of handsets and accessories purchased from third-party vendors and resold to our customers in connection with our services, as well as lower-of-cost-or-market write-downs associated with excess and damaged handsets and accessories.
      Selling and Marketing. Selling and marketing expenses primarily include advertising and promotional costs associated with acquiring new customers and store operating costs such as rent and retail associates’ salaries and overhead charges.
      General and Administrative Expenses. General and administrative expenses primarily include salary and overhead costs associated with our customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.
      Depreciation and Amortization. Depreciation of property and equipment is applied using the straight-line method over the estimated useful lives of our assets once the assets are placed in service. The following table summarizes the depreciable lives (in years):

Depreciable
Life

Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment, and site acquisitions and improvements	7
Towers	15
Antennae	3
Computer hardware and software	3-5
Furniture, fixtures and retail and office equipment	3-7
      Amortization of intangible assets is applied using the straight-line method over the estimated useful lives of four years for customer relationships and fourteen years for trademarks.
      Stock-based Compensation. We measure compensation expense for our employee and director stock-based compensation plans using the intrinsic value method. Unearned compensation recorded for the intrinsic value of restricted stock awards is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. Stock-based compensation is included in operating expenses (cost of service, selling and marketing expense, or general and administrative expense) and allocated to the appropriate line item based on employee classification.
Results of Operations
      As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, we became a new entity for financial reporting purposes. In this report, we are referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and we are referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of our plan of reorganization as well as the adjustments for fresh-start reporting. However, for purposes of this discussion, the Predecessor Company’s results for the period from January 1, 2004 through July 31, 2004 have been combined with the Successor Company’s results for the period from August 1, 2004 through December 31, 2004. These combined results are compared to the Successor Company’s results for the year ended December 31, 2005 and with the Predecessor Company’s results for the year ended December 31, 2003. For a more detailed description of fresh-start reporting, see Note 2 to the consolidated financial statements included in Item 8 of this report.

Financial Performance
      The following table presents the consolidated statement of operations data for the periods indicated (in thousands). The financial data for the year ended December 31, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period.

	Year Ended December 31,

	2005	2004	2003

	(As Restated)
Revenues:
Service revenues	$763,680	$684,098	$643,566
Equipment revenues	150,983	141,909	107,730

Total revenues	914,663	826,007	751,296

Operating expenses:
Cost of service (exclusive of items shown separately below)	(200,430)	(193,136)	(199,987)
Cost of equipment	(192,205)	(179,562)	(172,235)
Selling and marketing	(100,042)	(91,935)	(86,223)
General and administrative	(159,249)	(138,624)	(162,378)
Depreciation and amortization	(195,462)	(253,444)	(300,243)
Impairment of indefinite-lived intangible assets	(12,043)	—	(171,140)
Loss on disposal of property and equipment	—	—	(24,054)

Total operating expenses	(859,431)	(856,701)	(1,116,260)
Gain on sale of wireless licenses and operating assets	14,587	532	4,589

Operating income (loss)	69,819	(30,162)	(360,375)
Minority interest in loss of consolidated subsidiary	(31)	—	—
Interest income	9,957	1,812	779
Interest expense	(30,051)	(20,789)	(83,371)
Other income (expense), net	1,423	(410)	(176)

Income (loss) before reorganization items and income taxes	51,117	(49,549)	(443,143)
Reorganization items, net	—	962,444	(146,242)

Income (loss) before income taxes	51,117	912,895	(589,385)
Income taxes	(21,151)	(8,096)	(8,052)

Net income (loss)	$29,966	$904,799	$(597,437)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      At December 31, 2005, we had approximately 1,668,000 customers compared to approximately 1,570,000 customers at December 31, 2004. Gross customer additions for the years ended December 31, 2005 and 2004 were approximately 872,000 and 808,000, respectively, and net customer additions during these periods were approximately 117,000 and 97,000, respectively. Net customer additions for the year ended December 31, 2005 exclude the effect of the transfer of approximately 19,000 customers as a result of the sale of our operating markets in Michigan in August 2005. The weighted average number of customers during the year ended December 31, 2005 and 2004 was approximately 1,609,000 and 1,529,000, respectively. At December 31, 2005, the total POPs covered by our networks in our operating markets was approximately 27.7 million.

      During the year ended December 31, 2005, service revenues increased $79.6 million, or 12%, compared to the year ended December 31, 2004. The increase in service revenues resulted from the higher average number of customers and higher average revenues per customer compared to the prior year. The higher average revenues per customer primarily reflects increased customer adoption of higher-value, higher-priced service offerings and reduced utilization of service-based mail-in rebate promotions in 2005.
      During the year ended December 31, 2005, equipment revenues increased $9.1 million, or 6%, compared to the year ended December 31, 2004. This increase resulted primarily from a 7% increase in handset sales due to customer additions and sales to existing subscribers.
      For the year ended December 31, 2005, cost of service increased $7.3 million, or 4%, compared to the year ended December 31, 2004, even though service revenues increased by 12% during the same period. The increase in cost of service was primarily attributable to $9.7 million in additional long distance and other product usage costs, a $3.0 million increase in lease costs and stock-based compensation expense of $1.2 million. These increases were partially offset by decreases of $3.3 million in software maintenance costs and $1.3 million in labor and related costs. We generally expect that cost of service in 2006 will increase with growth in customers and product usage, and the introduction and customer adoption of new products. In addition, new market launches in 2006 will contribute to increases in cost of service associated with incremental fixed and variable network costs.
      For the year ended December 31, 2005, cost of equipment increased $12.6 million, or 7%, compared to the year ended December 31, 2004. Cost of equipment increased by $5.4 million due to increases in costs to support our handset warranty exchange and replacement programs. The remaining increase of $7.2 million was due primarily to the increase in handsets sold, partially offset by slightly lower handset costs.
      For the year ended December 31, 2005, selling and marketing expenses increased $8.1 million, or 9%, compared to the year ended December 31, 2004. The increase in selling and marketing expenses was primarily due to increases of $4.4 million in store and staffing costs, $2.5 million in media and advertising costs and $1.0 million in stock-based compensation expense.
      For the year ended December 31, 2005, general and administrative expenses increased $20.6 million, or 15%, compared to the year ended December 31, 2004. The increase in general and administrative expenses consisted primarily of increases of $12.3 million in professional services, which includes costs incurred to meet our Sarbanes-Oxley Section 404 requirements, $10.0 million in stock-based compensation expense, $2.3 million in franchise taxes and other related fees. These increases were partially offset by a reduction in customer care, billing and other general and administrative costs of $3.6 million and labor and related costs of $1.2 million.
      During the year ended December 31, 2005, we recorded stock-based compensation expense of $12.2 million in connection with the grant of restricted common shares and deferred stock units exercisable for common stock. The total intrinsic value of the deferred stock units of $6.9 million was recognized as expense because they vested immediately upon grant. The total intrinsic value of the restricted stock awards as of the measurement date was recorded as unearned compensation in the consolidated balance sheet as of December 31, 2005. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. Stock-based compensation expense of $5.3 million was recorded for the amortization of the unearned compensation for the year ended December 31, 2005.
      During the year ended December 31, 2005, depreciation and amortization expenses decreased $58.0 million, or 23%, compared to the year ended December 31, 2004. The decrease in depreciation expense was primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start reporting at July 31, 2004. Depreciation and amortization expense for the year ended December 31, 2005 also included amortization expense of $34.5 million related to identifiable intangible assets recorded upon the adoption of fresh-start reporting. As a result of the build-out and operation of our planned new markets, we expect a significant increase in depreciation and amortization expense in the future.

      During the year ended December 31, 2005, we recorded impairment charges of $12.0 million. Of this amount, $0.6 million was recorded to reduce the carrying value of certain non-operating wireless licenses to their estimated fair market value as a result of our annual impairment test of wireless licenses performed in the third fiscal quarter of 2005. The remaining $11.4 million was recorded during the second fiscal quarter of 2005 in connection with the sale of our Anchorage, Alaska and Duluth, Minnesota wireless licenses. We adjusted the carrying values of those licenses to their estimated fair market values, which were based on the agreed upon sales prices.
      During the year ended December 31, 2005, interest income increased $8.1 million, or 450%, compared to the year ended December 31, 2004. The increase in interest income was primarily due to increased average cash, cash equivalent and investment balances in 2005 as compared to the prior year. In addition, during the seven months ended July 31, 2004, we classified interest earned during the bankruptcy proceedings as a reorganization item, in accordance with SOP 90-7.
      During the year ended December 31, 2005, interest expense increased $9.3 million, or 45%, compared to the year ended December 31, 2004. The increase in interest expense resulted from the application of SOP 90-7 until our emergence from bankruptcy, which required that, commencing on April 13, 2003 (the date of the filing of the Company’s bankruptcy petition, or the Petition Date), we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise, which comprised substantially all of our debt. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The pay-in-kind notes were repaid in January 2005 and replaced with a $500 million term loan. The term loan was increased by $100 million on July 22, 2005. At December 31, 2005, the effective interest rate on the $600 million term loan was 6.6%, including the effect of interest rate swaps described below. The increase in interest expense resulting from our emergence from bankruptcy was partially offset by the capitalization of $8.7 million of interest during the year ended December 31, 2005. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of a new market. The amount of such capitalized interest depends on the particular markets being built out, the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to be significant during the build-out of our planned new markets.
      During the year ended December 31, 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million. We also completed the sale of our Anchorage, Alaska and Duluth, Minnesota licenses for $10.0 million. No gain or loss was recorded on this sale as these licenses had already been written down to the agreed upon sales price.
      During the year ended December 31, 2005, there were no reorganization items. Reorganization items for the year ended December 31, 2004 represented amounts incurred by the Predecessor Company as a direct result of the Chapter 11 filings and consisted primarily of the net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy, the application of fresh-start reporting, income from the settlement of pre-petition liabilities and interest income earned while we were in bankruptcy, partially offset by professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process.
      During the year ended December 31, 2005, we recorded income tax expense of $21.2 million compared to income tax expense of $8.1 million for the year ended December 31, 2004. Income tax expense for the year ended December 31, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses and tax-deductible goodwill related to deferred tax liabilities. During the year ended December 31, 2005, we recorded income tax expense at an effective tax rate of 41.4%. Despite the fact that we record a full valuation allowance on our deferred tax assets, we recognized income tax expense for the year because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We incurred tax losses for the year due to, among other things, tax deductions associated with the repayment of the 13% senior secured pay-in-kind notes and tax losses and reversals of deferred tax assets associated with the sale of wireless licenses and operating assets. Therefore, we expect to pay only minimal cash taxes for 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      At December 31, 2004, we had approximately 1,570,000 customers compared to approximately 1,473,000 customers at December 31, 2003. Gross customer additions for the years ended December 31, 2004 and 2003 were 808,000 and 735,000, respectively, and net customer additions (losses) during these periods were approximately 97,000 and (39,000), respectively. The weighted average number of customers during the years ended December 31, 2004 and 2003 was approximately 1,529,000 and 1,479,000, respectively. At December 31, 2004, the total potential customer base covered by our networks in our 39 operating markets was approximately 26.7 million.
      During the year ended December 31, 2004, service revenues increased $40.5 million, or 6%, compared to the year ended December 31, 2003. The increase in service revenues was due to a combination of the increase in net customers and an increase in average revenue per customer. Our basic Cricket service offers customers unlimited calls within their Cricket service area at a flat price and in November 2003 we added two other higher priced plans which include different levels of bundled features. In March 2004, we introduced a plan that provides unlimited local and long distance calling for a flat rate and also introduced a plan that provides discounts on additional lines added to an existing qualified account. Since their introduction, the higher priced service plans have represented a significant portion of our gross customer additions and have increased our average service revenue per subscriber. The increase in service revenues resulting from the higher priced service offerings for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was partially offset by the impacts of increased promotional activity in 2004 and by the elimination of activation fees as an element of service revenue. Activation fees were included in service revenues for the first two quarters of fiscal 2003, until our adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in July 2003, at which time they began to be included in equipment revenues.
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
      For the year ended December 31, 2004, cost of service decreased $6.9 million, or 3%, compared to the year ended December 31, 2003, even though service revenues increased by 6%. The decrease in cost of service resulted from a net decrease of $5.8 million in network-related costs, generally resulting from the renegotiation of several supply agreements during the course of our bankruptcy, a net decrease of $2.3 million in cell site costs as a result of our rejection of surplus cell site leases in the bankruptcy proceedings, and a $3.3 million reduction in property tax related to the decreased value of fixed assets as a result of the bankruptcy. These decreases were offset in part by increases of $2.1 million in employee-related costs and $6.1 million in software maintenance expenses.
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
      During the year ended December 31, 2004, depreciation and amortization expenses decreased $47.4 million, or 16%, compared to the year ended December 31, 2003. The decrease in depreciation expense was primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start reporting at July 31, 2004. In addition, depreciation and amortization expense for the year ended December 31, 2004 included amortization expense of $14.5 million related to identifiable intangible assets recorded upon the adoption of fresh-start reporting.
      During the year ended December 31, 2004, interest expense decreased $62.6 million, or 75%, compared to the year ended December 31, 2003. The decrease in interest expense resulted from the application of SOP 90-7 which required that, commencing on the Petition Date, we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise. As a result, we ceased to accrue interest and to amortize our debt discounts and debt issuance costs for our senior notes, senior discount notes, senior secured vendor credit facilities, note payable to GLH, Inc. and Qualcomm term loan. Upon our emergence from bankruptcy, we began accruing interest on the newly issued 13% senior secured pay-in-kind notes. The 13% notes were refinanced in January 2005 and replaced with a $500 million term loan that accrues interest at a variable rate.
      During the year ended December 31, 2004, reorganization items consisted primarily of $5.0 million of professional fees for legal, financial advisory and valuation services and related expenses directly associated with our Chapter 11 filings and reorganization process, partially offset by $2.1 million of income from the settlement of certain pre-petition liabilities, and $1.4 million of interest income earned while we were in bankruptcy, with the balance of $963.9 million attributable to net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy and the application of fresh-start reporting.
      For the year ended December 31, 2004, income tax expense remained consistent with the year ended December 31, 2003. Deferred income tax expense related to the tax effect of the amortization, for income tax purposes, of wireless licenses decreased as a result of the conversion of certain license-related deferred tax liabilities to deferred tax assets upon the revaluation of the book bases of our wireless licenses in fresh-start reporting. This decrease was largely offset by the tax effect of the amortization, for income tax purposes, of tax-deductible goodwill which arose in connection with the adoption of fresh-start reporting as of July 31, 2004.

Summary of Quarterly Results of Operations
      The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2005 (in thousands). It has been derived from our unaudited consolidated financial statements which have been restated for the interim periods for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect adjustments that are further discussed in Note 3 to the consolidated financial statements included in Item 8 of this report.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(As Restated)	(As Restated)	(As Restated)
Revenues:
Service revenues	$185,981	$189,704	$193,675	$194,320
Equipment revenues	42,389	37,125	36,852	34,617

Total revenues	228,370	226,829	230,527	228,937

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	(49,608)	(50,304)	(50,321)
Cost of equipment	(49,178)	(42,799)	(49,576)	(50,652)
Selling and marketing	(22,995)	(24,810)	(25,535)	(26,702)
General and administrative	(36,035)	(42,423)	(41,306)	(39,485)
Depreciation and amortization	(48,104)	(47,281)	(49,076)	(51,001)
Impairment of indefinite-lived intangible assets	—	(11,354)	(689)	—

Total operating expenses	(206,509)	(218,275)	(216,486)	(218,161)
Gain (loss) on sale of wireless licenses and operating assets	—	—	14,593	(6)

Operating income (loss)	21,861	8,554	28,634	10,770
Minority interest in loss of consolidated subsidiary	—	—	—	(31)
Interest income	1,903	1,176	2,991	3,887
Interest expense	(9,123)	(7,566)	(6,679)	(6,683)
Other income (expense), net	(1,286)	(39)	2,352	396

Income before income taxes	13,355	2,125	27,298	8,339
Income taxes	(5,839)	(1,022)	(10,901)	(3,389)

Net income	$7,516	$1,103	$16,397	$4,950

      The following table presents the Predecessor and Successor Companies’ unaudited combined condensed consolidated quarterly statement of operations data for 2004 (in thousands). It has been derived from our unaudited consolidated financial statements which have been restated for the interim periods for the two months ended September 30, 2004 and the three months ended December 31, 2004 to reflect adjustments that are further discussed in Note 3 to the consolidated financial statements included in Item 8 of this report. For purposes of this discussion, the financial data for the three months ended September 30, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

			(As Restated)	(As Restated)
Revenues:
Service revenues	$169,051	$172,025	$170,386	$172,636
Equipment revenues	37,771	33,676	36,521	33,941

Total revenues	206,822	205,701	206,907	206,577

Operating expenses:
Cost of service (exclusive of items shown separately below)	(48,000)	(47,827)	(51,034)	(46,275)
Cost of equipment	(43,755)	(40,635)	(44,153)	(51,019)
Selling and marketing	(23,253)	(21,939)	(23,574)	(23,169)
General and administrative	(38,610)	(33,922)	(30,689)	(35,403)
Depreciation and amortization	(75,461)	(76,386)	(55,820)	(45,777)

Total operating expenses	(229,079)	(220,709)	(205,270)	(201,643)
Gain on sale of wireless licenses and operating assets	—	—	532	—

Operating income (loss)	(22,257)	(15,008)	2,169	4,934
Interest income	—	—	608	1,204
Interest expense	(1,823)	(1,908)	(6,009)	(11,049)
Other income (expense), net	19	(615)	458	(272)

Loss before reorganization items and income taxes	(24,061)	(17,531)	(2,774)	(5,183)
Reorganization items, net	(2,025)	1,313	963,156	—

Income (loss) before income taxes	(26,086)	(16,218)	960,382	(5,183)
Income taxes	(1,944)	(1,927)	(2,851)	(1,374)

Net income (loss)	$(28,030)	$(18,145)	$957,531	$(6,557)

Performance Measures
      In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.
      ARPU is service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.
      CPGA is selling and marketing costs (excluding applicable stock-based compensation expense, the gain or loss on sale of handsets (generally defined as cost of equipment less equipment revenue) and costs unrelated to initial customer acquisition), divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.
      CCU is cost of service and general and administrative costs (excluding applicable stock-based compensation expense, gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.
      Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted average number of customers divided by the number of months during the period being measured. As noted above, customers who do not pay their first monthly bill are deducted from our gross customer additions; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.
      The following table shows metric information for 2005:

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

ARPU	$39.03	$39.24	$40.22	$39.74	$39.56
CPGA	$128	$138	$142	$158	$142
CCU	$18.94	$18.43	$19.52	$18.67	$18.89
Churn	3.3%	3.9%	4.4%	4.1%	3.9%
Reconciliation of Non-GAAP Financial Measures
      We utilize certain financial measures, as described above, that are widely used in the industry but that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.
      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Selling and marketing expense	$22,995	$24,810	$25,535	$26,702	$100,042
Less stock-based compensation expense included in selling and marketing expense	—	(693)	(203)	(125)	(1,021)
Plus cost of equipment	49,178	42,799	49,576	50,652	192,205
Less equipment revenue	(42,389)	(37,125)	(36,852)	(34,617)	(150,983)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,012)	(3,484)	(4,917)	(3,775)	(16,188)

Total costs used in the calculation of CPGA	$25,772	$26,307	$33,139	$38,837	$124,055
Gross customer additions	201,467	191,288	233,699	245,817	872,271

CPGA	$128	$138	$142	$158	$142

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Cost of service	$50,197	$49,608	$50,304	$50,321	$200,430
Plus general and administrative expense	36,035	42,423	41,306	39,485	159,249
Less stock-based compensation expense included in cost of service and general and administrative expense	—	(6,436)	(2,518)	(2,270)	(11,224)
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,012	3,484	4,917	3,775	16,188

Total costs used in the calculation of CCU	$90,244	$89,079	$94,009	$91,311	$364,643
Weighted-average number of customers	1,588,372	1,611,524	1,605,222	1,630,011	1,608,782

CCU	$18.94	$18.43	$19.52	$18.67	$18.89

Liquidity and Capital Resources
      Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at December 31, 2005). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We may also generate liquidity from offerings of debt and/or equity in the capital markets. At December 31, 2005, we had a total of $384.1 million in unrestricted cash, cash equivalents and short-term investments. As of December 31, 2005, we also had restricted cash, cash equivalents and short-term investments of $13.8 million that included funds set aside or pledged to satisfy remaining administrative claims and priority claims against Cricket and Leap, and cash restricted for other purposes. In August 2005, we completed the sale of our Michigan markets and 23 wireless licenses for $102.5 million. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.
      We currently intend to seek opportunities to enhance our current market clusters and expand into new geographic markets by acquiring additional spectrum. For example, we may purchase spectrum and related assets from third parties, and we are considering participating (directly and/or by partnering with another entity) as a bidder in the FCC’s auction of 90 MHz of spectrum allocated for “Advanced Wireless Services,” commonly referred to as the AWS Auction or Auction #66. We anticipate financing any purchases of spectrum or assets, and any related build-out and initial operating costs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.
Operating Activities
      Cash provided by operating activities was $308.2 million during the year ended December 31, 2005 compared to cash provided by operating activities of $190.4 million during the year ended December 31, 2004. The increase was primarily attributable to higher net income (net of income from reorganization items, depreciation and amortization expense and non-cash stock-based compensation expense) and the timing of payments on accounts payable in the year ended December 31, 2005, partially offset by interest payments on Cricket’s 13% senior secured pay-in-kind notes and FCC debt.
      Cash provided by operating activities was $190.4 million during the year ended December 31, 2004 compared to cash provided by operating activities of $44.4 million during the year ended December 31, 2003. The increase was primarily attributable to a decrease in the net loss, partially offset by adjustments for non-cash items including depreciation, amortization and non-cash interest expense of $92.0 million, a $55.6 million reduction in changes in working capital compared to the corresponding period of the prior year and a decrease of $109.6 million in cash used for reorganization activities. Cash used for reorganization items consisted primarily of a cash payment to the Leap Creditor Trust in accordance with the Plan of Reorganization of $1.0 million and payments of $8.0 million for professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process, partially offset by $2.0 million of cash received from vendor settlements (net of cure payments) made in connection with assumed and settled executory contracts and leases and $1.5 million of interest income earned during the bankruptcy.
Investing Activities
      Cash used in investing activities was $332.1 million during the year ended December 31, 2005 compared to $96.6 million during the year ended December 31, 2004. This increase was due primarily to an increase in payments by subsidiaries of Cricket and ANB 1 for the purchase of wireless licenses totaling $244.0 million, an increase in purchases of property and equipment of $125.3 million, and a decrease in restricted investment activity of $22.6 million, partially offset by a net increase in the sale of investments of $65.7 million and proceeds from the sale of wireless licenses and operating assets of $106.8 million.
      Cash used in investing activities was $96.6 million during the year ended December 31, 2004, compared to $56.5 million for the year ended December 31, 2003, and consisted primarily of the sale and maturity of investments of $90.8 million, a net decrease in restricted investments of $22.3 million and net proceeds from the sale of wireless licenses of $2.0 million, partially offset by the purchase of investments of $134.5 million and the purchase of property and equipment of $77.2 million.
Financing Activities
      Cash provided by financing activities during the year ended December 31, 2005 was $175.8 million, which consisted primarily of borrowings under our new term loan of $600.0 million, less amounts which were used to repay the FCC debt of $40.0 million, to repay the pay-in-kind notes of $372.7 million, to make quarterly payments under the term loan totaling $5.5 million and to pay debt issuance costs of $7.0 million.
      Cash used in financing activities during the year ended December 31, 2004 was $36.7 million, which consisted of the partial repayment of the FCC indebtedness upon our emergence from bankruptcy.
Secured Credit Facility
      Long-term debt as of December 31, 2005 consisted of a senior secured credit agreement, referred to in this report as the “Credit Agreement”, which included $600 million of fully-drawn term loans and an undrawn $110 million revolving credit facility available until January 2010. Under our Credit Agreement, the term loans bear interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under $500 million of the term loans must be repaid in 20 quarterly payments of $1.25 million each, which commenced on March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. Outstanding borrowings under $100 million of the term loans must be repaid in 18 quarterly payments of approximately $278,000 each, which commenced on September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010.
      The maturity date for outstanding borrowings under our revolving credit facility is January 10, 2010. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement and by one-twelfth of the original aggregate revolving credit commitment on January 1, 2008 and by one-sixth of the original aggregate revolving credit commitment on January 1, 2009 (each such amount to be net of all prior reductions) based on certain leverage ratios and other tests. The commitment fee on the revolving credit facility is payable quarterly at a rate of 1.0 percent per annum when the utilization of the facility (as specified in the Credit Agreement) is less than 50 percent and at 0.75 percent per annum when the utilization exceeds 50 percent. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket, with the rate subject to adjustment based on our consolidated leverage ratio.
      The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt or equity, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement allows us to invest up to $325 million in ANB 1 and ANB 1 License and up to $60 million in other joint ventures and allows us to provide limited guarantees for the benefit of ANB 1 License and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in the following amounts: $109 million of the $600 million of term loans and $30 million of the $110 million revolving credit facility.
      At December 31, 2005, the effective interest rate on the term loans was 6.6%, including the effect of interest rate swaps, and the outstanding indebtedness was $594.4 million. The terms of the Credit Agreement require us to enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, in April 2005 we entered into interest rate swap agreements with respect to $250 million of our debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, we entered into another interest rate swap agreement with respect to a further $105 million of our outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $3.5 million fair value of the swap agreements at December 31, 2005 was recorded in other assets in our consolidated balance sheet with a corresponding increase in other comprehensive income, net of tax.
      Our restatement of our historical consolidated financial results as described in Note 3 to the financial statements included in Item 8 of this report may have resulted in defaults under the Credit Agreement. On March 10, 2006, the required lenders under the Credit Agreement granted a waiver of the potential defaults, subject to conditions which we have met.
Capital Expenditures and Other Asset Acquisitions and Dispositions
      Capital Expenditures. During the year ended December 31, 2005 we incurred approximately $208.8 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless networks, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of our existing Visalia and Modesto/ Merced markets, (iii) costs associated with the build-out of markets covered by licenses acquired in Auction #58, (iv) costs incurred by ANB 1 License in connection with the initial development of licenses ANB 1 License acquired in the FCC’s Auction #58, and (v) initial expenditures for EVDO technology.

      We currently expect to incur between $430 million and $500 million in capital expenditures, including capitalized interest, for the year ending December 31, 2006.
      Auction #58 Properties and Build-Out. In May 2005, our wholly owned subsidiary, Cricket Licensee (Reauction), Inc., completed the purchase of four wireless licenses covering approximately 11.3 million POPs in the FCC’s Auction #58 for $166.9 million.
      In September 2005, ANB 1 License completed the purchase of nine wireless licenses covering approximately 10.2 million POPs in Auction #58 for $68.2 million. We have made acquisition loans under our senior secured credit facility with ANB 1 License, as amended, in the aggregate amount of $64.2 million, which were used by ANB 1 License, together with $4.0 million of equity contributions, to purchase the Auction #58 wireless licenses. In addition, we have committed to loan ANB 1 License up to $85.8 million in additional funds to finance its initial build-out costs and working capital requirements, of which $24.8 million was drawn as of December 31, 2005. However, ANB 1 License will need to obtain additional capital from Cricket or another third party to build out and launch its networks. Under Cricket’s Credit Agreement, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License. We expect to increase availability under our senior secured credit facility with ANB 1 License and to make additional equity investments in ANB 1 during the first half of 2006.
      We currently expect to launch commercial operations in the markets covered by the licenses we acquired in Auction #58 and we have commenced build-out activities. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to the build-out and launch of the licenses it acquired in Auction #58. See “Item 1. Business — Arrangements with Alaska Native Broadband” above for further discussion of our arrangements with ANB 1.
      Other Acquisitions and Dispositions. In June 2005, we completed the purchase of a wireless license to provide service in Fresno, California and related assets for $27.6 million. We launched service in Fresno on August 2, 2005.
      On August 3, 2005, we completed the sale of 23 wireless licenses and substantially all of the operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million. We had not launched commercial operations in most of the markets covered by the licenses sold.
      In November 2005, we signed an agreement to sell our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets in exchange for $28.5 million and an equity interest in LCW Wireless, a designated entity which owns a wireless license in the Portland, Oregon market. We also agreed to contribute to the joint venture approximately $25 million and two wireless licenses and related operating assets in Eugene and Salem, Oregon, which would increase our non-controlling equity interest in LCW Wireless to 73.3%. Completion of these transactions is subject to customary closing conditions, including FCC approval and other third party consents. Although we expect to receive FCC approval and satisfy the other conditions, we cannot assure you that the FCC will grant such approval or that the other conditions will be satisfied. See “Item 1. Business — Arrangements with LCW Wireless” above for further discussion of our arrangements with LCW Wireless.
      In December 2005, we completed the sale of non-operating wireless licenses in Anchorage, Alaska and Duluth, Minnesota covering 0.9 million POPs for $10.0 million. During the second quarter of fiscal 2005, we recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices.
      On March 1, 2006, we entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and approval of the bankruptcy court in which the seller’s bankruptcy is proceeding, as well as the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses. Although we expect to receive such approvals and orders and to satisfy the other conditions, we cannot assure you that such approvals and order will be granted or that the other conditions will be satisfied.

Certain Contractual Obligations, Commitments and Contingencies
      The table below summarizes information as of December 31, 2005 regarding certain of our future minimum contractual obligations for the next five years and thereafter (in thousands):

		Year Ended December 31,

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt(1)	$594,444	$6,111	$6,111	$6,111	$6,111	$570,000	$—
Contractual interest(2)	186,897	40,562	40,545	40,527	40,219	25,044	—
Origination fees for ANB 1 investment(3)	4,700	2,000	1,000	1,000	700	—	—
Operating leases	310,701	48,381	35,628	33,291	31,231	30,033	132,137

Total	$1,096,742	$97,054	$83,284	$80,929	$78,261	$625,077	$132,137

(1)	Amounts shown for Cricket’s term loans include principal only. Interest on the term loans, calculated at the current interest rate, is stated separately.

(2)	Contractual interest is based on the current interest rates in effect at December 31, 2005 for debt outstanding as of that date.

(3)	Reflects contractual obligation based on an amendment executed on January 9, 2006.
      The table above does not include contractual obligations to purchase a minimum of $90.5 million of products and services from Nortel Networks Inc. from October 11, 2005 through October 10, 2008 and contractual obligations to purchase a minimum of $119 million of products and services from Lucent Technologies Inc. from October 1, 2005 through September 30, 2008. The table also does not include the contractual obligation to purchase wireless licenses in North and South Carolina for $31.8 million.
      The table above also does not include the following contractual obligations relating to ANB 1: (1) Cricket’s obligation to loan to ANB 1 License up to $85.8 million to finance its initial build-out costs and working capital requirements, of which approximately $24.8 million was drawn at December 31, 2005, (2) Cricket’s obligation to pay $2.7 million plus interest to ANB if ANB exercises its right to sell its membership interest in ANB 1 to Cricket following the initial build-out of ANB 1 License’s wireless licenses, and (3) ANB 1’s obligation to purchase a minimum of $39.5 million and $6.0 million of products and services from Nortel Networks Inc. and Lucent Technologies Inc., respectively, over the same three year terms as those for Cricket.
      The table above also does not include the following contractual obligations relating to LCW Wireless which would arise at and after the closing of the LCW Wireless transaction: (1) Cricket’s obligation to contribute $25.0 million to LCW Wireless in cash, (2) Cricket’s obligation to contribute approximately $3.0 million to LCW Wireless in the form of replacement network equipment, (3) Cricket’s obligation to pay up to $3.0 million to WLPCS if WLPCS exercises its right to sell its membership interest in LCW Wireless to Cricket, and (4) Cricket’s obligation to pay to CSM an amount equal to CSM’s pro rata share of the fair value of the outstanding membership interests in LCW Wireless, determined either through an appraisal or based on a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless, if CSM exercises its right to sell its membership interest in LCW Wireless to Cricket.

Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at December 31, 2005.
Recent Accounting Pronouncements
      In October 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP requires that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. This applies to operating lease arrangements entered into prior to the effective date of the FSP. Adoption of this FSP is required for the first quarter beginning January 1, 2006. We estimate that construction period rents will total between $5.5 million and $6.5 million during fiscal 2006.
      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R requires that a company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). No compensation expense is recognized for the cost of equity-based awards for which employees do not render the requisite service. A company will initially measure the cost of each liability-based service award based on the award’s initial fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation expense over that period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity-based award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Adoption of SFAS No. 123R is required for the first quarter beginning January 1, 2006. We have not yet determined the impact that the adoption of SFAS No. 123R will have on our consolidated financial position or results of operations.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting and reporting for changes in accounting principles and replaces APB 20 and SFAS 3. SFAS 154 requires retrospective application of changes in accounting principles to prior financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In March 2005, the FASB issued Interpretation No. 47 which serves as an interpretation of FASB Statement No. 143, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development or through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN No. 47 is effective for the year ended December 31, 2005. Adoption of FIN No. 47 did not have a material effect on our consolidated financial position or results of operations for the year ended December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk: As of December 31, 2005, we had $600 million in floating rate debt under our secured Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The terms of our Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, we entered into interest rate swap agreements with respect to $250 million of our indebtedness in April 2005, and with respect to an additional $105 million of our indebtedness in July 2005. The swap agreements effectively fix the interest rate on $250 million of our indebtedness at 6.7% through June 2007, and on $105 million of our indebtedness at 6.8% through June 2009.
      As of December 31, 2005, net of the effect of the interest rate swap agreements described above, our outstanding floating rate indebtedness totaled $239.4 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $2.4 million.
      Hedging Policy: Our policy is to maintain interest rate hedges when required by credit agreements. We do not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Leap Wireless International, Inc.:
      We have completed an integrated audit of Leap Wireless International, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries (Successor Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the five months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of California confirmed the Company’s Fifth Amended Joint Plan of Reorganization (the “plan”) on October 22, 2003. Consummation of the plan terminated all rights and interests of equity security holders as provided for in the plan. The plan was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.
      As discussed in Note 3, the Company has restated its 2004 consolidated financial statements.
Internal Control Over Financial Reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Leap Wireless International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because (1) the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience in its accounting, financial reporting and tax functions and (2) the Company did not maintain effective internal controls surrounding the preparation of its income tax provision based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•	The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. Specifically, the Company has experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time director of its tax function. This control deficiency contributed to the material weakness described below. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004 and the consolidated financial statements for the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, as well as audit adjustments to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of income tax expense, deferred tax assets and liabilities and the related goodwill that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Leap Wireless International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Leap Wireless International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
San Diego, California
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Leap Wireless International, Inc.:
      In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the results of operations and cash flows of Leap Wireless International, Inc. and its subsidiaries (Predecessor Company) for the seven months ended July 31, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company and substantially all of its subsidiaries voluntarily filed a petition on April 13, 2003 with the United States Bankruptcy Court for the Southern District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.
PricewaterhouseCoopers LLP
San Diego, California
May 16, 2005

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor Company

	December 31,	December 31,
	2005	2004

		(As Restated)
		(See Note 3)
Assets
Cash and cash equivalents	$293,073	$141,141
Short-term investments	90,981	113,083
Restricted cash, cash equivalents and short-term investments	13,759	31,427
Inventories	37,320	25,816
Other current assets	29,237	37,531

Total current assets	464,370	348,998
Property and equipment, net	621,946	575,486
Wireless licenses	821,288	652,653
Assets held for sale (Note 11)	15,145	—
Goodwill	431,896	457,637
Other intangible assets, net	113,554	151,461
Deposits for wireless licenses	—	24,750
Other assets	38,119	9,902

Total assets	$2,506,318	$2,220,887

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$167,770	$91,093
Current maturities of long-term debt (Note 7)	6,111	40,373
Other current liabilities	49,627	71,770

Total current liabilities	223,508	203,236
Long-term debt (Note 7)	588,333	371,355
Other long-term liabilities	178,359	176,240

Total liabilities	990,200	750,831

Minority interest	1,761	—

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 61,202,806 and 60,000,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	6	6
Additional paid-in capital	1,511,580	1,478,392
Unearned stock-based compensation	(20,942)	—
Retained earnings (accumulated deficit)	21,575	(8,391)
Accumulated other comprehensive income	2,138	49

Total stockholders’ equity	1,514,357	1,470,056

Total liabilities and stockholders’ equity	$2,506,318	$2,220,887

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor Company		Predecessor Company

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

		(As Restated)
		(See Note 3)
Revenues:
Service revenues	$763,680	$285,647	$398,451	$643,566
Equipment revenues	150,983	58,713	83,196	107,730

Total revenues	914,663	344,360	481,647	751,296

Operating expenses:
Cost of service (exclusive of items shown separately below)	(200,430)	(79,148)	(113,988)	(199,987)
Cost of equipment	(192,205)	(82,402)	(97,160)	(172,235)
Selling and marketing	(100,042)	(39,938)	(51,997)	(86,223)
General and administrative	(159,249)	(57,110)	(81,514)	(162,378)
Depreciation and amortization	(195,462)	(75,324)	(178,120)	(300,243)
Impairment of indefinite-lived intangible assets	(12,043)	—	—	(171,140)
Loss on disposal of property and equipment	—	—	—	(24,054)

Total operating expenses	(859,431)	(333,922)	(522,779)	(1,116,260)
Gain on sale of wireless licenses and operating assets	14,587	—	532	4,589

Operating income (loss)	69,819	10,438	(40,600)	(360,375)
Minority interest in loss of consolidated subsidiary	(31)	—	—	—
Interest income	9,957	1,812	—	779
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004 and $257.5 million for the year ended December 31, 2003)	(30,051)	(16,594)	(4,195)	(83,371)
Other income (expense), net	1,423	(117)	(293)	(176)

Income (loss) before reorganization items and income taxes	51,117	(4,461)	(45,088)	(443,143)
Reorganization items, net	—	—	962,444	(146,242)

Income (loss) before income taxes	51,117	(4,461)	917,356	(589,385)
Income taxes	(21,151)	(3,930)	(4,166)	(8,052)

Net income (loss)	$29,966	$(8,391)	$913,190	$(597,437)

Net income (loss) per share:
Basic	$0.50	$(0.14)	$15.58	$(10.19)

Diluted	$0.49	$(0.14)	$15.58	$(10.19)

Shares used in per share calculations:
Basic	60,135	60,000	58,623	58,604

Diluted	61,003	60,000	58,623	58,604

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company		Predecessor Company

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

		(As Restated)
		(See Note 3)
Operating activities:
Net income (loss)	$29,966	$(8,391)	$913,190	$(597,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock-based compensation expense	12,245	—	—	243
Depreciation and amortization	195,462	75,324	178,120	300,243
Reorganization items, net	—	—	(962,444)	146,242
Deferred income tax expense	21,088	3,823	3,370	7,713
Impairment of indefinite-lived intangible assets	12,043	—	—	171,140
Loss on disposal of property and equipment	—	—	—	24,054
Gain on sale of wireless licenses and operating assets	(14,587)	—	(532)	(4,589)
Other	1,815	—	(805)	166
Changes in assets and liabilities:
Inventories	(11,504)	8,923	(17,059)	12,723
Other assets	3,570	(21,132)	(5,343)	(5,910)
Accounts payable and accrued liabilities	57,101	(4,421)	4,761	24,575
Other liabilities	1,081	15,626	12,861	80,399

Net cash provided by operating activities before reorganization activities	308,280	69,752	126,119	159,562
Net cash used for reorganization activities	—	—	(5,496)	(115,129)

Net cash provided by operating activities	308,280	69,752	120,623	44,433

Investing activities:
Purchases of property and equipment	(208,808)	(49,043)	(34,456)	(37,488)
Prepayments for purchases of property and equipment	(9,828)	5,102	1,215	(7,183)
Purchases of wireless licenses	(243,960)	—	—	—
Proceeds from sale of wireless licenses and operating assets	108,800	—	2,000	4,722
Purchases of investments	(307,021)	(47,368)	(87,201)	(134,245)
Sales and maturities of investments	329,043	32,494	58,333	144,188
Restricted cash, cash equivalents and investments, net	(338)	12,537	9,810	(26,525)

Net cash used in investing activities	(332,112)	(46,278)	(50,299)	(56,531)

Financing activities:
Proceeds from long-term debt	600,000	—	—	—
Repayment of long-term debt	(418,285)	(36,727)	—	(4,742)
Issuance of common stock, net	—	—	—	50
Minority interest	1,000	—	—	—
Payment of debt issuance costs	(6,951)	—	—	—

Net cash provided by (used in) financing activities	175,764	(36,727)	—	(4,692)

Net increase (decrease) in cash and cash equivalents	151,932	(13,253)	70,324	(16,790)
Cash and cash equivalents at beginning of period	141,141	154,394	84,070	100,860

Cash and cash equivalents at end of period	$293,073	$141,141	$154,394	$84,070

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

						Accumulated
					Retained	Other
	Common Stock		Additional	Unearned	Earnings	Comprehensive
			Paid-In	Stock-Based	(Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Total

Predecessor Company balance at December 31, 2002	58,704,189	$6	$1,156,379	$(986)	$(1,450,994)	$(1,191)	$(296,786)
Components of comprehensive loss:
Net loss	—	—	—	—	(597,437)	—	(597,437)
Net unrealized holding gains on investments	—	—	—	—	—	271	271

Comprehensive loss	—	—	—	—	—	—	(597,166)

Issuance of common stock under stock-based compensation plans	35	—	353	—	—	—	353
Unearned stock-based compensation	—	—	(322)	322	—	—	—
Amortization of stock-based compensation	—	—	—	243	—	—	243

Predecessor Company balance at December 31, 2003	58,704,224	6	1,156,410	(421)	(2,048,431)	(920)	(893,356)
Components of comprehensive income:
Net income	—	—	—	—	913,190	—	913,190
Net unrealized holding gains on investments	—	—	—	—	—	47	47

Comprehensive income	—	—	—	—	—	—	913,237

Issuance of common stock under stock-based compensation plans	—	—	31	—	—	—	31
Unearned stock-based compensation	—	—	(1,205)	1,205	—	—	—
Amortization of stock-based compensation	—	—	—	(837)	—	—	(837)
Application of fresh-start reporting:
Elimination of Predecessor Company common stock	(58,704,224)	(6)	(1,155,236)	53	—	873	(1,154,316)
Issuance of Successor Company common stock and fresh-start adjustments	60,000,000	6	1,478,392	—	1,135,241	—	2,613,639

Successor Company balance at August 1, 2004	60,000,000	6	1,478,392	—	—	—	1,478,398
Components of comprehensive loss:
Net loss (as restated)	—	—	—	—	(8,391)	—	(8,391)
Net unrealized holding gains on investments (as restated)	—	—	—	—	—	49	49

Comprehensive loss (as restated)	—	—	—	—	—	—	(8,342)

Successor Company balance at December 31, 2004 (as restated)	60,000,000	6	1,478,392	—	(8,391)	49	1,470,056
Components of comprehensive income:
Net income	—	—	—	—	29,966	—	29,966
Net unrealized holding losses on investments	—	—	—	—	—	(57)	(57)
Unrealized gains on derivative instruments	—	—	—	—	—	2,146	2,146

Comprehensive income	—	—	—	—	—	—	32,055

Issuance of common stock under stock-based compensation plans	1,202,806	—	6,871	—	—	—	6,871
Unearned stock-based compensation	—	—	26,317	(26,317)	—	—	—
Amortization of stock-based compensation	—	—	—	5,375	—	—	5,375

Successor Company balance at December 31, 2005	61,202,806	$6	$1,511,580	$(20,942)	$21,575	$2,138	$1,514,357

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

Note 1.	The Company and Nature of Business
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the brands “Cricket®” and “Jumptm Mobile.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. The Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” The Cricket and Jump Mobile services are also offered in certain markets through Alaska Native Broadband 1 License, LLC (“ANB 1 License”), a joint venture in which Cricket indirectly owns a 75% non-controlling interest, through a 75% non-controlling interest in Alaska Native Broadband 1, LLC (“ANB 1”). The Company consolidates its 75% non-controlling interest in ANB 1 (see Note 3).

Note 2.	Reorganization and Fresh-Start Reporting
      On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On October 22, 2003, the Bankruptcy Court confirmed the Fifth Amended Joint Plan of Reorganization (the “Plan of Reorganization”) of Leap, Cricket and their debtor subsidiaries. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004, and on August 16, 2004 (the “Effective Date”), the Plan of Reorganization became effective and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s outstanding indebtedness. On the Effective Date of the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the Federal Communications Commission (“FCC”) (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date).
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
      The Company adopted the fresh-start reporting provisions of SOP 90-7 as of July 31, 2004. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these consolidated financial statements, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004 and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting.
      Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, the Company allocated its reorganization value of approximately $2.3 billion to the fair value of its assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.
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

Note 3.	Summary of Significant Accounting Policies
Restatement of Previously Reported Audited Consolidated and Unaudited Interim Financial Information
      The Company has restated its historical consolidated financial statements as of and for the five months ended December 31, 2004 and consolidated financial information for the interim period ended September 30, 2004 and the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The determination to restate these consolidated financial statements and interim financial information was made by the Company’s Audit Committee upon the recommendation of management as a result of the identification of the following errors related to the accounting for deferred income taxes:

•	The tax bases of several wireless licenses were inaccurately compiled by the Company during its adoption of fresh-start reporting as of July 31, 2004, which had the effect in the aggregate of understating wireless license deferred tax liabilities and overstating wireless license deferred tax assets. In addition, the misstatement of the tax bases of operating licenses with deferred tax liabilities had the net effect of overstating deferred income tax expense in the periods subsequent to July 31, 2004.

•	The Company incorrectly accounted for tax-deductible goodwill upon the adoption of fresh-start reporting as of July 31, 2004, which had the effect of understating deferred tax liabilities and understating deferred income tax expense in the periods subsequent to July 31, 2004.

•	In connection with the adoption of fresh-start reporting as of July 31, 2004, the Company adopted the practice of netting deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses and, as a result, did not record valuation allowances on its wireless license deferred tax assets. However, because the Company’s wireless licenses have indefinite useful lives, the deferred tax liabilities related to the licenses will not reverse until some indefinite future period when a license is either sold or written down due to impairment. As a result, the wireless license deferred tax liabilities may not be used to support the realization of the wireless license deferred tax assets and, thus, may not be used to offset the wireless license deferred tax assets. Accordingly, the Company has now determined that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate. Instead, valuation allowances should have been recorded on the wireless license deferred tax assets.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company incorrectly accounted for the release of valuation allowances on deferred tax assets recorded in fresh-start reporting. The Company previously concluded that there had been no release of fresh-start valuation allowances during the five months ended December 31, 2004 and the nine months ended September 30, 2005. However, the reversal of deferred tax assets recorded in fresh-start reporting resulted in a release of the related fresh-start valuation allowances. As restated, the release of fresh-start valuation allowances is recorded as a reduction of goodwill and resulted in deferred income tax expense for the five months ended December 31, 2004 and the nine months ended September 30, 2005.
      The following tables present the effects of the restatements on the Company’s previously issued consolidated financial statements and interim consolidated financial information:

	As of July 31, 2004

	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data:
Other current assets	$33,394	$2,903	$36,297
Goodwill	$329,619	$128,649	$458,268
Other long-term liabilities	$23,577	$131,552	$155,129

	As of and For the Two Months Ended
	September 30, 2004

	Previously
	Reported	Adjustment	As Restated

	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Other current assets	$33,656	$2,903	$36,559
Goodwill	$328,820	$128,225	$457,045
Other current liabilities	$67,271	$(159)	$67,112
Other long-term liabilities	$31,194	$131,139	$162,333
Accumulated deficit	$(1,982)	$148	$(1,834)
Consolidated Statement of Operations Data:
Income tax expense	$2,704	$(148)	$2,556
Net loss	$(1,982)	$148	$(1,834)
Comprehensive loss	$(2,092)	$148	$(1,944)
Basic and diluted net loss per share	$(0.03)	$0.00	$(0.03)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Three Months Ended
	December 31, 2004

	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data:
Other current assets	$35,144	$2,387	$37,531
Goodwill	$329,619	$128,018	$457,637
Other current liabilities	$71,965	$(195)	$71,770
Other long-term liabilities	$45,846	$130,394	$176,240
Accumulated deficit	$(8,629)	$238	$(8,391)
Accumulated other comprehensive income	$81	$(32)	$49
Consolidated Statement of Operations Data:	(Unaudited)	(Unaudited )	(Unaudited )
Income tax expense	$1,464	$(90)	$1,374
Net loss	$(6,647)	$90	$(6,557)
Comprehensive loss	$(6,456)	$58	$(6,398)
Basic and diluted net loss per share	$(0.11)	$0.00	$(0.11)

	As of and For the Five Months Ended
	December 31, 2004

	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data:
Other current assets	$35,144	$2,387	$37,531
Goodwill	$329,619	$128,018	$457,637
Other current liabilities	$71,965	$(195)	$71,770
Other long-term liabilities	$45,846	$130,394	$176,240
Accumulated deficit	$(8,629)	$238	$(8,391)
Accumulated other comprehensive income	$81	$(32)	$49
Consolidated Statement of Operations Data:
Income tax expense	$4,168	$(238)	$3,930
Net loss	$(8,629)	$238	$(8,391)
Comprehensive loss	$(8,548)	$206	$(8,342)
Basic and diluted net loss per share	$(0.14)	$0.00	$(0.14)

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Three Months Ended
	March 31, 2005

	Previously
	Reported	Adjustment	As Restated

	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Other current assets	$34,275	$2,387	$36,662
Goodwill	$329,619	$124,337	$453,956
Other current liabilities	$70,753	$(242)	$70,511
Other long-term liabilities	$28,951	$131,861	$160,812
Retained earnings (accumulated deficit)	$4,017	$(4,892)	$(875)
Accumulated other comprehensive income	$6	$(3)	$3
Consolidated Statement of Operations Data:
Income tax expense	$709	$5,130	$5,839
Net income	$12,646	$(5,130)	$7,516
Comprehensive income	$12,652	$(5,182)	$7,470
Basic net income per share	$0.21	$(0.08)	$0.13
Diluted net income per share	$0.21	$(0.09)	$0.12

	As of and For the Three Months Ended
	June 30, 2005

	Previously
	Reported	Adjustment	As Restated

	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Other current assets	$27,678	$2,387	$30,065
Goodwill	$329,619	$119,819	$449,438
Other current liabilities	$65,272	$(481)	$64,791
Other long-term liabilities	$39,128	$128,500	$167,628
Retained earnings	$6,546	$(6,318)	$228
Accumulated other comprehensive loss	$(1,288)	$505	$(783)
Consolidated Statement of Operations Data:
Income tax expense (benefit)	$(404)	$1,426	$1,022
Net income	$2,529	$(1,426)	$1,103
Comprehensive income	$1,235	$(918)	$317
Basic and diluted net income per share	$0.04	$(0.02)	$0.02

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and For the Three Months Ended
	September 30, 2005

	Previously
	Reported	Adjustment	As Restated

	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Other current assets	$26,282	$2,387	$28,669
Goodwill	$329,619	$107,763	$437,382
Other current liabilities	$59,513	$(447)	$59,066
Other long-term liabilities	$83,286	$93,819	$177,105
Retained earnings (accumulated deficit)	$(1,016)	$17,641	$16,625
Accumulated other comprehensive income	$2,207	$(863)	$1,344
Consolidated Statement of Operations Data:
Income tax expense	$34,860	$(23,959)	$10,901
Net income (loss)	$(7,562)	$23,959	$16,397
Comprehensive income (loss)	$(4,148)	$22,672	$18,524
Basic and diluted net income (loss) per share	$(0.13)	$0.40	$0.27
Basis of Presentation
      The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1 and its wholly owned subsidiary ANB 1 License. The Company consolidates its interest in ANB 1 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because ANB 1 is a variable interest entity and the Company will absorb a majority of ANB 1’s expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
      Certain prior period amounts have been reclassified to conform to the current year presentation.
Revenues and Cost of Revenues
      Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the year ended December 31, 2005, the five months ended December 31, 2004 and the seven months ended July 31, 2004 totaled $19.9 million, $7.1 million and $11.8 million, respectively. Activation fees included in equipment revenues for the year ended December 31, 2003 totaled $9.6 million. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.
      Equipment revenues arise from the sale of handsets and accessories, and activation fees as described above. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as the Company does not have sufficient relevant historical experience to establish reasonable estimates of returns by such dealers and distributors. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers.
      Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Returns of handsets and accessories are insignificant.
Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, short-term U.S. Treasury securities, obligations of U.S. Government agencies and other securities such as prime-rated short-term commercial paper and investment grade corporate fixed-income securities. The Company has not experienced any significant losses on its cash and cash equivalents.
Short-Term Investments
      Short-term investments consist of highly liquid fixed-income investments with an original maturity at the time of purchase of greater than three months, such as U.S. Treasury securities, obligations of U.S. Government agencies and other securities such as prime-rated commercial paper and investment grade corporate fixed-income securities.
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
Restricted Cash, Cash Equivalents and Short-Term Investments
      Restricted cash, cash equivalents and short-term investments consist primarily of amounts that the Company has set aside to satisfy remaining allowed administrative claims and allowed priority claims against Leap and Cricket following their emergence from bankruptcy and investments in money market accounts or certificates of deposit that have been pledged to secure operating obligations.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories consist of handsets and accessories not yet placed into service and units designated for the replacement of damaged customer handsets, and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment
      Property and equipment are initially recorded at cost. Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
      The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable Life

Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment, and site acquisitions and improvements	7
Towers	15
Antennae	3
Computer hardware and software	3-5
Furniture, fixtures, retail and office equipment	3-7
      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest, rent expense and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $8.7 million of interest to property and equipment during the year ended December 31, 2005.
      Costs associated with the acquisition or development of software for internal use are capitalized and amortized using the straight-line method over the expected useful life of the software.
      Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At December 31, 2005, property and equipment with a net book value of $5.4 million was classified in assets held for sale (see Note 11). At December 31, 2004, there was no material property and equipment to be disposed of by sale.

Wireless Licenses
      Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At December 31, 2005, wireless licenses with a carrying value of $8.2 million were classified in assets held for sale (see Note 11). At December 31, 2004, wireless licenses to be disposed of by sale were not significant.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At December 31, 2005, intangible assets with a net book value of $1.5 million were classified in assets held for sale (see Note 11).
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
Impairment of Indefinite-Lived Intangible Assets
      The Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Successor Company conducts its annual tests for impairment during the third quarter of each year. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
      During fiscal 2005, the Company recorded impairment charges of $12.0 million to reduce the carrying value of certain non-operating wireless licenses to their estimated fair values. During fiscal 2003, the Company recorded impairment charges totaling $171.1 million to reduce the carrying value of its wireless licenses to their estimated fair values.
Derivative Instruments and Hedging Activities
      From time to time, the Company hedges the cash flows and fair values of a portion of its long-term debt using interest rate swaps. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.
      The Company records all derivatives in other assets or other liabilities on its consolidated balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and the hedged portion of the debt are

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized in interest expense in the Company’s consolidated statement of operations. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.
      At inception of the hedge and quarterly thereafter, the Company performs a correlation assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If at any time subsequent to the inception of the hedge, the correlation assessment indicates that the derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting and recognizes all subsequent derivative gains and losses in results of operations.
Operating Leases
      Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $59.3 million for the year ended December 31, 2005, $24.1 million and $31.7 million for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, and $58.4 million for the year ended December 31, 2003.
Asset Retirement Obligations
      The Company recognizes an asset retirement obligation and an associated asset retirement cost when it has a legal obligation in connection with the retirement of tangible long-lived assets. These obligations arise from certain of the Company’s leases and relate primarily to the cost of removing its equipment from such lease sites and restoring the sites to their original condition. When the liability is initially recorded, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability is initially recorded at its present value and is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in operating expenses in the statement of operations.
Debt Discounts and Debt Issuance Costs
      Debt discounts and debt issuance costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt.
Advertising and Promotion Costs
      Advertising and promotion costs are expensed as incurred. Advertising costs totaled $25.8 million for the year ended December 31, 2005, $13.4 million for the five months ended December 31, 2004, $12.5 million for the seven months ended July 31, 2004 and $29.6 million for the year ended December 31, 2003.
Costs and Expenses
      The Company’s costs and expenses include:
      Cost of Service. The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company’s customers;

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charges from other communications companies for their transport and termination of calls originated by the Company’s customers and destined for customers of other networks; and expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges and the salary and overhead charges associated with these functions.
      Cost of Equipment. Cost of equipment includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as lower-of-cost-or-market write-downs associated with excess and damaged handsets and accessories.
      Selling and Marketing. Selling and marketing expenses primarily include advertising and promotional costs associated with acquiring new customers and store operating costs such as rent and retail associates’ salaries and overhead charges.
      General and Administrative Expenses. General and administrative expenses primarily include salary and overhead costs associated with the Company’s customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.
Stock-based Compensation
      The Company measures compensation expense for its employee and director stock-based compensation plans using the intrinsic value method. All outstanding stock options of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. For the period from August 1, 2004 through December 31, 2004, no stock-based compensation awards were issued or outstanding. The Company adopted the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) in December 2004. During the year ended December 31, 2005, the Company granted a total of 2,250,894 non-qualified stock options, 948,292 shares of restricted common stock, net, and 246,484 deferred stock units under the 2004 Plan. The non-qualified stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. The restricted shares of common stock were granted with an exercise price of $0.0001 per share, and the weighted-average grant date market price of the restricted common stock was $28.52 per share. The deferred stock units were vested immediately upon grant and allowed the holders to purchase common stock at a purchase price of $0.0001 per share in a 30-day period commencing on the earlier of August 15, 2005 or the date the holder’s employment was terminated. The weighted-average grant date market price of the deferred stock units was $27.87 per share.
      The Company recorded $12.2 million in stock-based compensation expense for the year ended December 31, 2005, resulting from the grant of the restricted common stock and deferred stock units. The total intrinsic value of the deferred stock units of $6.9 million was recorded as stock-based compensation expense during the year ended December 31, 2005 because the deferred stock units were immediately vested upon grant. The total intrinsic value of the restricted stock awards as of the measurement dates was recorded as unearned compensation, which is included in stockholders’ equity in the consolidated balance sheet as of December 31, 2005. The unearned compensation is amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years. For the year ended December 31, 2005, $5.3 million was recorded in stock-based compensation expense for the amortization of unearned compensation.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the effects on net income (loss) and net income (loss) per share if the Company measured compensation expense for its stock-based compensation plans using a fair value method:

	Successor Company		Predecessor Company

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

		(As Restated)
As reported net income (loss)	$29,966	$(8,391)	$913,190	$(597,437)
Add back stock-based compensation expense (benefit) included in net income (loss)	12,245	—	(837)	243
Less net pro forma compensation (expense) benefit	(20,085)	—	6,209	(10,805)

Pro forma net income (loss)	$22,126	$(8,391)	$918,562	$(607,999)

Basic net income (loss) per share:
As reported	$0.50	$(0.14)	$15.58	$(10.19)

Pro forma	$0.37	$(0.14)	$15.67	$(10.37)

Diluted net income (loss) per share:
As reported	$0.49	$(0.14)	$15.58	$(10.19)

Pro forma	$0.36	$(0.14)	$15.67	$(10.37)

      The following table shows the amount of stock-based compensation expense included in operating expenses (allocated to the appropriate line item based on employee classification) in the consolidated statement of operations for the year ended December 31, 2005:

Year Ended
December 31,
2005

Stock-based compensation expense included in:
Cost of service	$1,204
Selling and marketing expenses	1,021
General and administrative expenses	10,020

Total stock-based compensation expense	$12,245

      The weighted-average fair value per share on the grant date of stock options granted during the year ended December 31, 2005 was $20.91, which was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

Year Ended
December 31,
2005

Risk-free interest rate	3.68%
Expected dividend yield	—
Expected volatility	86%
Expected life (in years)	5.8

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
      The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance on its net deferred tax assets for all periods presented because of uncertainties related to the utilization of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, future decreases in the valuation allowance established in fresh-start reporting are accounted for as a reduction in goodwill. Tax rate changes are reflected in income in the period such changes are enacted.
Basic and Diluted Net Income (Loss) Per Share
      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock awards and warrants, calculated using the treasury stock method.
Reorganization Items
      Reorganization items represent amounts incurred by the Predecessor Company as a direct result of the Chapter 11 reorganization and are presented separately in the Predecessor Company’s consolidated statements of operations.
      The following table summarizes the components of reorganization items, net, in the Predecessor Company’s consolidated statements of operations:

	Predecessor Company

	Seven Months	Year Ended
	Ended	December 31,
	July 31, 2004	2003

Professional fees	$(5,005)	$(12,073)
Gain on settlement of liabilities	2,500	36,954
Adjustment of liabilities to allowed amounts	(360)	(174,063)
Post-petition interest income	1,436	2,940
Net gain on discharge of liabilities and the net effect of application of fresh-start reporting	963,873	—

Total reorganization items, net	$962,444	$(146,242)

Recent Accounting Pronouncements
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP requires that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. This treatment also applies to operating lease arrange-

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments entered into prior to the effective date of the FSP. Adoption of this FSP is required for the first quarter beginning January 1, 2006. The Company estimates that construction period rents will total between $5.5 million and $6.5 million during fiscal 2006.
      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R requires that a company measure the cost of equity-based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized as compensation expense over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). No compensation expense is recognized for the cost of equity-based awards for which employees do not render the requisite service. A company will initially measure the cost of each liability-based service award based on the award’s initial fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation expense over that period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity-based award is modified after the grant date, incremental compensation expense will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Adoption of SFAS No. 123R is required for the first quarter beginning January 1, 2006. The Company has not yet determined the impact that the adoption of SFAS No. 123R will have on its consolidated financial position or results of operations.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting and reporting for changes in accounting principles and replaces APB 20 and SFAS 3. SFAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In March 2005, the FASB issued Interpretation No. 47 which serves as an interpretation of FASB Statement No. 143, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for the year ended December 31, 2005. Adoption of FIN No. 47 did not have a material effect on the Company’s consolidated financial position or results of operations for the year ended December 31, 2005.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Financial Instruments
Short-Term Investments
      As of December 31, 2005 and 2004, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year, and were classified as available for sale. Available-for-sale securities were comprised as follows at December 31, 2005 and 2004:

		Unrealized	Unrealized
Successor Company	Cost	Gain	Loss	Fair Value

2005
Commercial paper	$49,884	$—	$(2)	$49,882
U.S. government or government agency securities	40,857	3	(11)	40,849
Other	250	—	—	250

	$90,991	$3	$(13)	$90,981

2004
Mutual funds	$2,944	$89	$—	$3,033
U.S. government or government agency securities	110,063	—	(13)	110,050

	$113,007	$89	$(13)	$113,083

Fair Value of Financial Instruments
      The carrying values of certain of the Company’s financial instruments, including cash equivalents and short-term investments, accounts receivable and accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. The carrying value of the Company’s term loans approximate their fair value due to the floating rates of interest on such loans.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Supplementary Financial Information
Supplementary Balance Sheet Information:

	Successor Company

	December 31,	December 31,
	2005	2004

		(As Restated)
Property and equipment, net:
Network equipment	$654,993	$599,598
Computer equipment and other	38,778	26,285
Construction-in-progress	134,929	10,517

	828,700	636,400
Accumulated depreciation	(206,754)	(60,914)

	$621,946	$575,486

Accounts payable and accrued liabilities:
Trade accounts payable	$117,140	$35,184
Accrued payroll and related benefits	13,185	13,579
Other accrued liabilities	37,445	42,330

	$167,770	$91,093

Other current liabilities:
Accrued property taxes	$6,536	$21,440
Accrued sales, telecommunications and other taxes payable	15,745	28,225
Deferred revenue	21,391	18,145
Other	5,955	3,960

	$49,627	$71,770

Other long-term liabilities:
Deferred tax liabilities	$141,935	$145,673
Other	36,424	30,567

	$178,359	$176,240

Other intangible assets, net:
Customer relationships	$124,715	$129,000
Trademarks	37,000	37,000

	161,715	166,000
Accumulated amortization customer relationships	(44,417)	(13,438)
Accumulated amortization trademarks	(3,744)	(1,101)

	$113,554	$151,461

      Amortization expense for other intangible assets for the year ended December 31, 2005 and the five months ended December 31, 2004 was $34.5 million and $14.5 million, respectively. Estimated amortization expense for intangible assets for 2006 through 2010 is $33.7 million, $33.7 million, $20.8 million, $2.7 million and $2.7 million, respectively, and $20.0 million thereafter.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplementary Cash Flow Information:

	Successor Company		Predecessor Company

	Year	Five Months	Seven Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

Supplementary disclosure of cash flow information:
Cash paid for interest	$55,653	$8,227	$—	$18,168
Cash paid for income taxes	305	240	76	372
Cash provided by (paid for) reorganization activities:
Payments to Leap Creditor Trust	—	—	(990)	(67,800)
Payments for professional fees	—	—	(7,975)	(9,864)
Cure payments, net	—	—	1,984	(40,405)
Interest income	—	—	1,485	2,940
Supplementary disclosure of non-cash investing and financing activities:
Issuance of restricted stock awards under stock compensation plan	$26,317	$—	$—	$—

Note 6.	Earnings Per Share
      A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the year ended December 31, 2005, the five months ended December 31, 2004, the seven months ended July 31, 2004 and the year ended December 31, 2003 is as follows (in thousands):

	Successor Company		Predecessor Company

	Year	Five Months	Seven Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

Weighted average shares outstanding — basic earnings per share	60,135	60,000	58,623	58,604
Effect of dilutive securities:
Non-qualified stock options	130	—	—	—
Restricted stock awards	472	—	—	—
Warrants	266	—	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	61,003	60,000	58,623	58,604

      The number of shares not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled 0.5 million for the year ended December 31, 2005, 0.6 million for the five months ended December 31, 2004, 11.7 million for the seven months ended July 31, 2004, and 13.3 million for the year ended December 31, 2003.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt
Credit Agreement
      Long-term debt as of December 31, 2005 consists of a senior secured credit agreement (the “Credit Agreement”), which includes $600 million of fully-drawn term loans and an undrawn $110 million revolving credit facility available until January 2010. Under the Credit Agreement, the term loans bear interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under $500 million of the term loans must be repaid in 20 quarterly payments of $1.25 million each, which commenced on March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. Outstanding borrowings under $100 million of the term loans must be repaid in 18 quarterly payments of approximately $278,000 each, which commenced on September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010.
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
      The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and ANB 1 and ANB 1 License) and are secured by all present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement allows the Company to invest up to $325 million in ANB 1 and ANB 1 License and up to $60 million in other joint ventures and allows the Company to provide limited guarantees for the benefit of ANB 1 License and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in the following amounts: $109 million of the $600 million term loans and $30 million of the $110 million revolving credit facility.
      At December 31, 2005, the effective interest rate on the term loans was 6.6%, including the effect of interest rate swaps, and the outstanding indebtedness was $594.4 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, in April 2005 the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $3.5 million fair value of the swap agreements at December 31, 2005 was recorded in other assets in the consolidated balance sheet with a corresponding increase in other comprehensive income, net of tax.
      The Company’s restatement of its historical consolidated financial results as described in Note 3 may have resulted in defaults under the Credit Agreement. On March 10, 2006, the required lenders under the Credit Agreement granted a waiver of the potential defaults, subject to conditions which the Company has met.
Senior Secured Pay-In-Kind Notes Issued Under Plan of Reorganization
      On the Effective Date of the Plan of Reorganization, Cricket issued new 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million. As of December 31, 2004, the carrying value of the notes was $371.4 million. A portion of the proceeds from the term loan facility under the new Credit Agreement was used to redeem these notes in January 2005, which included a call premium of $21.4 million. Upon repayment of these notes, the Company recorded a loss from debt extinguishment of approximately $1.7 million which was included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2005.
US Government Financing
      The balance in current maturities of long-term debt at December 31, 2004 consisted entirely of debt obligations to the FCC incurred as part of the purchase price for wireless licenses. At July 31, 2004, the remaining principal of the FCC debt was revalued in connection with the Company’s adoption of fresh-start reporting. The carrying value of this debt at December 31, 2004 was $40.4 million. The balance was repaid in full in January 2005 with a portion of the term loan borrowing under the new Credit Agreement. Upon repayment of this debt, the Company recorded a gain from debt extinguishment of approximately $0.4 million which was included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2005.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Income Taxes
      The components of the Company’s income tax provision are summarized as follows:

	Successor Company		Predecessor Company

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

		(As Restated)
Current provision:
Federal	$—	$—	$—	$—
State	63	107	13	337

	63	107	13	337

Deferred provision:
Federal	17,571	3,186	3,725	6,920
State	3,517	637	428	795

	21,088	3,823	4,153	7,715

	$21,151	$3,930	$4,166	$8,052

      A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows:

		Five Months	Seven Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2005	2004	2004	2003

		(As Restated)
Amounts computed at statutory federal rate	$17,891	$(1,561)	$321,075	$(206,285)
State income tax, net of federal benefit	2,285	171	287	736
Non-deductible expenses	929	2,096	175	7,050
Amortization of wireless licenses and tax-deductible goodwill	—	3,224	—	—
Gain on reorganization and adoption of fresh-start reporting	—	—	(337,422)	—
Other	46	—	—	15,134
Change in valuation allowance	—	—	20,051	191,417

	$21,151	$3,930	$4,166	$8,052

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s deferred tax assets (liabilities) are summarized as follows:

	Successor Company

	December 31,	December 31,
	2005	2004

		(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$174,802	$155,189
Wireless licenses	59,639	97,946
Capital loss carryforwards	14,141	—
Stock-based compensation	2,110	—
Reserves and allowances	10,027	9,951
Property and equipment	3,476	20,959
Debt premium	—	18,995
Deferred revenues and charges	—	2,229
Other	3,750	1,966

Gross deferred tax assets	267,945	307,235
Deferred tax liabilities:
Intangible assets	(45,171)	(59,449)
Deferred tax on unrealized gains	(1,382)	(32)
Other	—	(546)

Net deferred tax assets	221,392	247,208
Valuation allowance	(221,392)	(247,208)
Other deferred tax liabilities:
Wireless licenses	(136,364)	(142,221)
Goodwill	(3,616)	(1,064)

Net deferred tax liability	$(139,980)	$(143,285)

      Deferred taxes are reflected in the accompanying consolidated balance sheets as follows:

	Successor Company

	December 31,	December 31,
	2005	2004

		(As Restated)
Current deferred tax assets (included in other current assets)	$1,955	$2,388
Long-term deferred tax liability (included in other long-term liabilities)	(141,935)	(145,673)

	$(139,980)	$(143,285)

      As of December 31, 2005 and 2004, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.
      At December 31, 2005, the Company estimated it had federal net operating loss carryforwards of approximately $407.3 million which begin to expire in 2022, and state net operating loss carryforwards of

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $743.6 million which begin to expire in 2007. In addition, the Company had federal capital loss carryforwards of approximately $36.0 million which begin to expire in 2010. The Company’s ability to utilize Predecessor Company net operating loss carryforwards is subject to an annual limitation due to the occurrence of ownership changes as defined under Internal Revenue Code Section 382.
      Pursuant to SOP 90-7, the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill when first recognized in the financial statements. These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized as a deduction for tax return purposes may reduce U.S. federal and certain state taxable income, if any, and therefore reduce income taxes payable. During the year ended December 31, 2005 and the five months ended December 31, 2004, $24.4 million and $0.6 million, respectively, of fresh-start related net deferred tax assets were utilized as tax deductions, and therefore, the Company recorded a corresponding reduction of goodwill. As of December 31, 2005, the balance of fresh-start related net deferred tax assets was $221.4 million, which was subject to a full valuation allowance.
      As discussed in Note 2, in August 2004 the Plan of Reorganization became effective and included a significant reduction of the Company’s outstanding indebtedness. As a result of this cancellation of debt, the Company was required to reduce, for federal and state income tax purposes, certain tax attributes, including net operating loss carryforwards and capital loss carryforwards, by the amount of the cancellation of debt. In general, the amount of tax attribute reduction is equal to the excess of the debt discharged in bankruptcy over the fair market value of the property issued in the reorganization.

Note 9.	Stockholders’ Equity
      On the Effective Date of the Plan of Reorganization, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $16.83 per share, which expire on March 23, 2009. All of these warrants were outstanding as of December 31, 2005.

Note 10.	Stock-Based Compensation and Benefit Plans

Employee Savings and Retirement Plan
      The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expenses were $1,485,000 for the year ended December 31, 2005, $428,000 and $613,000, for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, and $1,043,000 for the year ended December 31, 2003.

Successor Company Stock Option Plan
      In December 2004, Leap adopted the 2004 Plan, which allows the Board of Directors (or committees to whom the Board has delegated authority) to grant incentive stock options, non-qualified stock options, restricted common stock and deferred stock units to the Company’s employees, consultants and independent directors, and to the employees and consultants of the Company’s subsidiaries. A total of 4,800,000 shares of Leap common stock were initially reserved for issuance under the 2004 Plan. At December 31, 2004, no options or other awards were outstanding under the 2004 Plan. During the year ended December 31, 2005, the Company granted a total of 2,250,894 non-qualified stock options, 948,292 shares of restricted common stock, net, and 246,484 deferred stock units under the 2004 Plan. The weighted-average grant date fair values of the restricted common stock and the deferred stock units granted during the year ended December 31, 2005 were $28.52 and $27.87, respectively.
      The stock options and restricted common stock generally vest in full three or five years from the grant date with no interim time-based vesting, but with provisions for annual accelerated performance-based vesting

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a portion of the awards if the Company achieves specified performance conditions. The deferred stock units immediately vested upon grant. The stock options are exercisable for up to 10 years from the grant date.
      A summary of stock option transactions for the 2004 Plan follows (number of shares in thousands):

	Options Outstanding

			Weighted
	Number of	Exercise Price	Average
	Shares	Range	Exercise Price

December 31, 2004	—	$—	$—
Options granted	2,251	26.35-37.74	28.68
Options forfeited	(359)	26.55-34.89	27.31
Options exercised	—	—	—

December 31, 2005	1,892	$26.35-37.74	$28.94

      There were 34,600 options exercisable at December 31, 2005 with a weighted-average exercise price of $26.50. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was three years.
Successor Company Employee Stock Purchase Plan
      In September 2005, the Company commenced an Employee Stock Purchase Plan (the “ESP Plan”) which allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares of common stock under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock have been reserved for issuance under the ESP Plan. At December 31, 2005, 8,030 shares of common stock were issued under the ESP Plan at an average price of $29.14 per share. The ESP Plan is a non-compensatory plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
Predecessor Company Stock Option and Other Benefit Plans
      Prior to the Effective Date, Leap had adopted and granted options under various stock option plans. The plans allowed the Board of Directors to grant options to selected employees, directors and consultants of the Company to purchase shares of Leap’s common stock. Generally, options vested over four or five-year periods and were exercisable for up to 10 years from the grant date. No options were granted under these plans during the seven months ended July 31, 2004 and the year ended December 31, 2003. On the Effective Date, all options outstanding under such plans were cancelled pursuant to the Plan of Reorganization.
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

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Leap’s Executive Officer Deferred Stock Plan and Executive Officer Deferred Bonus Stock Plan (the “Executive Officer Plans”) provided for mandatory deferral of 25% and voluntary deferral of up to 75% of executive officer bonuses. Bonus deferrals were converted into common share units credited to the participant’s account, with the number of share units calculated by dividing the deferred bonus amount by the fair market value of Leap’s common stock on the bonus payday. Leap also credited to a matching account that number of share units equal to 20% of the share units credited to the participants’ accounts. Matching share units were to vest ratably over three years on each anniversary date of the applicable bonus payday. In August 2002, Leap suspended all employee contributions to the Executive Officer Plans. On the Effective Date, all shares allocated for benefits under the plans were cancelled pursuant to the Plan of Reorganization.

Note 11.	Significant Acquisitions and Dispositions
      In May 2005, Cricket’s wholly-owned subsidiary, Cricket Licensee (Reauction), Inc., completed the purchase of four wireless licenses in the FCC’s Auction #58 for $166.9 million.
      In September 2005, ANB 1 License completed the purchase of nine wireless licenses in Auction #58 for $68.2 million. ANB 1 License partially financed this purchase through loans under a senior secured credit facility from Cricket in the aggregate principal amount of $64.2 million. The credit agreement includes a sub-facility of $85.8 million to finance ANB 1 License’s initial build-out costs and working capital requirements.
      In June 2005, Cricket completed the purchase of a wireless license to provide service in Fresno, California and related assets for $27.6 million. The Company launched service in Fresno on August 2, 2005.
      In August 2005, Cricket completed the sale of 23 wireless licenses and substantially all of the operating assets in the Company’s Michigan markets for $102.5 million, resulting in a gain of $14.6 million. The Company had not launched commercial operations in most of the markets covered by the licenses sold. The long-lived assets included in this transaction consisted of wireless licenses with a carrying value of $70.8 million, property and equipment with a net book value of $14.9 million and intangible assets with a net book value of $1.9 million.
      In November 2005, the Company signed an agreement to sell its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets in exchange for $28.5 million and an equity interest in a new joint venture company which owns a wireless license in the Portland, Oregon market. The Company also agreed to contribute to the joint venture approximately $25 million and two wireless licenses and related operating assets in Eugene and Salem, Oregon to increase its non-controlling equity interest in the joint venture to 73.3%. Completion of these transactions is subject to customary closing conditions, including FCC approval and other third party consents. The aggregate carrying value of the Toledo and Sandusky licenses of $8.2 million, property and equipment with a net book value of $5.4 million and intangible assets with a net book value of $1.5 million have been classified in assets held for sale in the consolidated balance sheet as of December 31, 2005.
      In December 2005, the Company completed the sale of non-operating wireless licenses in Anchorage, Alaska and Duluth, Minnesota for $10.0 million. During the second quarter of fiscal 2005, the Company recorded impairment charges of $11.4 million to adjust the carrying values of these licenses to their estimated fair values, which were based on the agreed upon sales prices.

Note 12.	Segment and Geographic Data
      The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States. As of and for the years ended December 31, 2005, 2004 and 2003, all of the Company’s revenues and long-lived assets related to operations in the United States.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Commitments and Contingencies
      Although the Company’s Plan of Reorganization became effective and the Company emerged from bankruptcy in August 2004, several claims asserted against the Company in connection with the bankruptcy proceedings remain outstanding. The open items, which are pending in the United States Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered), consist primarily of claims by governmental entities for payment of taxes relating to periods prior to the date of the voluntary petitions, including a claim of approximately $4.9 million Australian dollars (approximately $3.5 million U.S. dollars as of March 21, 2006) asserted by a foreign governmental entity against Leap. The Company has objected to the outstanding claims and is seeking to resolve the open issues through negotiation and appropriate court proceedings. The Company does not believe that the resolution of the outstanding claims will have a material adverse effect on its consolidated financial statements.
      On December 31, 2002, several members of American Wireless Group, LLC, referred to in these financial statements as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration, or in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants have appealed the denial of the motion to the state supreme court.
      In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants’ have appealed the ruling to the state supreme court.
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in Leap’s annual consolidated financial statements as of December 31, 2005 related to these contingencies.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of December 31, 2005 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.
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
      The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, certain equipment, and sites for towers, equipment and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at December 31, 2005:

Year Ended December 31:
2006	$48,381
2007	35,628
2008	33,291
2009	31,231
2010	30,033
Thereafter	132,137

Total	$310,701

Note 14.	Subsequent Events
      On March 1, 2006, Cricket’s wholly owned subsidiary, Cricket Licensee (Reauction), Inc., entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and approval of the bankruptcy court in which the seller’s bankruptcy case is proceeding, as well as the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Quarterly Financial Data (Unaudited)
      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods. Summarized data for each interim period for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Year Ended December 31, 2005

	Successor Company

	Q1	Q2	Q3	Q4

	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Revenues	$228,370	$226,829	$230,527	$228,937
Operating income(2)(3)	21,861	8,554	28,634	10,770
Net income(2)(3)	7,516	1,103	16,397	4,950
Basic net income per share	0.13	0.02	0.27	0.08
Diluted net income per share	0.12	0.02	0.27	0.08

	Year Ended December 31, 2004

	Predecessor Company			Successor Company

	Three Months	Three Months	One Month	Two Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	July 31,	September 30,	December 31,

				(As Restated)(1)	(As Restated)(1)
Revenues	$206,822	$205,701	$69,124	$137,783	$206,577
Operating income (loss)	(22,257)	(15,008)	(3,335)	5,504	4,934
Net income (loss)(4)	(28,030)	(18,145)	959,365	(1,834)	(6,557)
Basic and diluted net income (loss) per share	(0.48)	(0.31)	16.36	(0.03)	(0.11)

(1)	These amounts differ from those previously reported as they have been restated. See Note 3.

(2)	During the three months ended June 30, 2005, the Company recognized an impairment charge of $11.4 million to reduce the carrying values of non-operating wireless licenses in Anchorage, Alaska and Duluth, Minnesota to their estimated fair values.

(3)	During the three months ended September 30, 2005, the Company recognized a gain of $14.6 million from the sale of wireless licenses and Michigan operating assets.

(4)	During the one month ended July 31, 2004, the Company recorded a net reorganization gain of $963.2 million relating to the net gain on discharge of liabilities and net effect from the application of fresh-start reporting.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that two control deficiencies which constituted material weaknesses, as discussed in subsection (b) below, existed in the Company’s internal control over financial reporting as of December 31, 2005. As a result of these material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.
      In light of these material weaknesses, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended December 31, 2005 and the five months ended December 31, 2004 (as restated), as well as its consolidated financial statements for the interim period ended September 30, 2004 (as restated) and the quarters ended March 31, 2005 (as restated), June 30, 2005 (as restated) and September 30, 2005 (as restated), were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite the Company’s material weaknesses, the Company’s consolidated financial statements for the year ended December 31, 2005 and five months ended December 31, 2004 (as restated), as well as its consolidated financial statements for the interim period ended September 30, 2004 (as restated) and the quarters ended March 31, 2005 (as restated), June 30, 2005 (as restated) and September 30, 2005 (as restated), are fairly presented, in all material respects, in accordance with generally accepted accounting principles.

(b)	Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of internal control over financial reporting, management identified the following material weaknesses as of December 31, 2005:

1. The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. Specifically, the Company has experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time director of its tax function. This control deficiency contributed to the material weakness described below. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004 and the consolidated financial statements for the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, as well as audit adjustments to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of income tax expense, deferred tax assets and liabilities and the related goodwill that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Based on their assessment, and because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005, using the criteria established in Internal Control-Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Management’s Remediation Initiatives
      The Company is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. Elements of its remediation plan can only be accomplished over time.
      As of September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004, the Company reported a material weakness related to insufficient staffing in the accounting and financial reporting functions. During 2005, the Company has taken the following actions to remediate the material weakness related to insufficient staffing in its accounting, financial reporting and tax functions:

•	The Company hired a new vice president, chief accounting officer in May 2005. This individual is a certified public accountant with over 19 years of experience as an accounting professional, including over 14 years of Big Four public accounting experience. He possesses a strong background in technical accounting and the application of generally accepted accounting principles.

•	The Company has hired a number of key accounting personnel since February 2005 that are appropriately qualified and experienced to identify and apply technical accounting literature, including several new directors and managers.
      Based on the new leadership and management in the accounting department, on its identification of the historical errors in the Company’s accounting for income taxes, and the timely completion of this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005 and June 30, 2005, the Company believes that it has made substantial progress in addressing this material weakness as of December 31, 2005. However, the material weakness was not yet remediated as of December 31, 2005. The Company expects that this material weakness will be fully remediated once it has filled the remaining key open management positions, including a full-time tax department leader, with qualified personnel and those personnel have had sufficient time in their positions.
      The Company has taken the following actions to remediate the material weakness related to its accounting for income taxes:

•	The Company has initiated a search for a qualified full-time tax department leader and continues to make this a priority. The Company has been actively recruiting for this position for several months, but has experienced difficulty in finding qualified applicants. Nevertheless, the Company is striving to fill the position as soon as possible.

•	As part of its 2005 annual income tax provision, the Company improved its internal control over income tax accounting to establish detailed procedures for the preparation and review of the income tax provision, including review by the Company’s chief accounting officer.

•	The Company used experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company’s 2005 annual income tax provision, and will continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs. The Company recognizes, however, that a full-time tax department leader with appropriate tax accounting expertise is important for the Company to maintain effective internal controls on an ongoing basis.

•	As a result of the remediation initiatives described above, the Company identified certain of the errors that gave rise to the restatements of the consolidated financial statements for deferred income taxes.
      The Company expects that the material weakness related to its accounting for income taxes will be remediated once it has hired a full-time leader of the tax department, that person has had sufficient time in his or her position, and the Company demonstrates continued accurate and timely preparation of its income tax provisions.
      The Company had also reported that it had material weaknesses related to the application of lease-related accounting principles, fresh-start reporting and account reconciliation procedures as of September 30, 2004,

December 31, 2004 and March 31, 2005. These material weaknesses were remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q for that quarter.

(d)	Changes in Internal Control over Financial Reporting
      Except as discussed in subsection (c) above with respect to the remediation of the material weakness related to the accounting for income taxes, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”) under the headings “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the 2006 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to the 2006 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1. Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2005

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004 (as restated)

Consolidated Statements of Operations for the year ended December 31, 2005, the five months ended December 31, 2004 (as restated), the seven months ended July 31, 2004 and the year ended December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2005, the five months ended December 31, 2004 (as restated), the seven months ended July 31, 2004 and the year ended December 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2005, the five months ended December 31, 2004, the seven months ended July 31, 2004 and the year ended December 31, 2003

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.2(2)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.3(3)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1(4)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(4)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1(5)	Form of Common Stock Certificate.
4.2(4)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4.2.1(6)	Amendment No. 1 to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
10.1(7)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.

Exhibit
Number	Description

10.2(8)†	System Equipment Purchase Agreement, effective as of September 20, 1999, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).
10.2.1(9)†	Amendment #1 to System Equipment Purchase Agreement, effective as of November 28, 2000, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).
10.2.2(9)†	Form of Amendment to System Equipment Purchase Agreement, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc. (including exhibits thereto).
10.2.3(10)	Schedule to Form of Amendment to System Equipment Purchase Agreement.
10.2.4(10)†	Amendment #6 to System Equipment Purchase Agreement, effective as of February 5, 2001, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc.
10.2.5(11)	Amended and Restated Settlement Agreement, entered into as of September 29, 2003, by and among Leap Wireless International, Inc., Cricket Communications, Inc. and Cricket Communications Holdings, Inc., on behalf of themselves and certain other related debtors and debtors in possession whose cases are being jointly administered with the bankruptcy cases of Leap Wireless International, Inc., Cricket and Holdings and which are listed on Exhibit “A” thereto, Cricket Performance 3, Inc. and Ericsson Wireless Communications Inc.
10.2.6(12)†	Amendment #11 to System Equipment Purchase Agreement, effective as of May 12, 2004, by and between Cricket Communications, Inc. and Ericsson Wireless Communications Inc.
10.3(8)†	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto).
10.3.1(13)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.3.2(13)†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.3.3(14)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.3.4(14)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.3.5(11)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.
10.3.6(15)†	Amendment No. 6 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of February 4, 2004.
10.3.7(16)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10.3.8(17)†	Amendment No. 8 to Amended and Restated System Equipment Purchase Agreement, effective as of October 1, 2005, between Cricket Communications, Inc. and Lucent Technologies Inc.

Exhibit
Number	Description

10.3.9*†	Amendment No. 9 to Amended and Restated System Equipment Purchase Agreement, effective as of January 11, 2006, between Cricket Communications, Inc. and Lucent Technologies Inc.
10.4(18)†	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.4.1(18)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.4.2(16)†	Amendment No. 2 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2004, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.4.3(17)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement, effective as of October 11, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.4.4*†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.5(17)#	Form of Executive Vice President and Senior Vice President Severance Benefits Agreement.
10.5.1(19)#	Severance Benefits Agreement, effective as of January 16, 2006, between Leap Wireless International, Inc., Cricket Communications, Inc. and Dean M. Luvisa.
10.6(20)#	Resignation Agreement by and among Leap Wireless International, Inc., Cricket Communications, Inc. and William M. Freeman, dated February 25, 2005.
10.7(21)#	Indemnity Agreement, dated as of October 26, 2004, by and between Leap Wireless International, Inc. and Manford Leonard.
10.8(20)	Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.8.1(20)	Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.8.2(6)	Amendment No. 2, dated June 24, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.8.3(17)	Amendment No. 3, dated August 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.8.4(22)	Amendment No. 4, dated January 9, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.9(23)#	Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.9.1(24)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.9.2(24)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.9.3*#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.9.4*#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, Between Leap Wireless International, Inc. and Albin F. Moschner.
10.9.5(24)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).

Exhibit
Number	Description

10.9.6(24)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.9.7*#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.9.8(25)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and David B. Davis.
10.9.9(25)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.
10.9.10(25)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10.9.11*#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.9.12(23)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.9.13(20)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.9.14*#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.9.15*#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.10(20)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.10.1(24)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.10.2*#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.11(26)	Credit Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/ C issuer.
10.11.1(27)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/ C issuer, dated as of July 22, 2005.
10.11.2(27)	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/ C issuer, dated as of July 22, 2005.
10.11.3(26)	Security Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Guarantors and Bank of America, N.A., as collateral agent.
10.11.4(26)	Parent Guaranty, dated January 10, 2005, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.
10.11.5(26)	Subsidiary Guaranty, dated January 10, 2005, made by the Subsidiary Guarantors in favor of the secured parties under the Credit Agreement.
10.11.6(28)	Letter from Cricket Communications, Inc. to the Lenders under the Credit Agreement, dated as of January 10, 2005, among the Company, Bank of America, N.A., Goldman Sachs Credit Partners L.P., Credit Suisse First Boston and the other lenders party thereto, dated April 12, 2005.
10.11.7*	Letter Waiver, dated as of March 6, 2006, among Leap Wireless International, Inc., Cricket Communications, Inc., Bank of America, N.A., and a syndicate of lenders.

Exhibit
Number	Description

10.12(20)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.13.1(20)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Glenn T. Umetsu.
10.13.2(20)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and David B. Davis.
10.13.3(20)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10.13.4(20)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.
10.14(29)#	Employment Offer Letter, dated March 24, 2005, between Cricket Communications, Inc., and Grant Burton.
10.14.1*#	Retention Agreement, dated December 5, 2005, between Cricket Communications, Inc., and Grant Burton.
21*	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this annual report pursuant to U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any fling of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K/ A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the year ended 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), as filed with the SEC on June 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), as filed with the SEC on September 14, 1998 and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 2, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the SEC on November 21, 2003, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 12, 2004, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/ A for the year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated as of January 16, 2006, filed with the SEC on January 19, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on May 16, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed with the SEC on November 22, 2004, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 9, 2006, filed with the SEC on January 12, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(25)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, filed with the SEC on July 14, 2005, and incorporated herein by reference.

(26)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 10, 2005, filed with the SEC on January 14, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 22, 2005, filed with the SEC on July 25, 2005, and incorporated herein by reference.

(28)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 12, 2005, as filed with the SEC on April 13, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the SEC on June 15, 2005, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.
March 27, 2006

By:	/s/ S. Douglas Hutcheson

S. Douglas Hutcheson,
Chief Executive Officer, President and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2006

/s/ Dean M. Luvisa Dean M. Luvisa	Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)	March 27, 2006

/s/ Grant A. Burton Grant A. Burton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 27, 2006

/s/ James D. Dondero James D. Dondero	Director	March 27, 2006

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 27, 2006

/s/ Robert V. LaPenta Robert V. LaPenta	Director	March 27, 2006

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	March 27, 2006

/s/ Michael B. Targoff Michael B. Targoff	Director	March 27, 2006