Form 10-Q/A
period 2005-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2006-04-20
CIK 1065049

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on April 17, 2006 was 61,212,528.

EXPLANATORY NOTE

The previously issued unaudited condensed consolidated financial statements of Leap Wireless International, Inc. have been amended and restated to correct errors: (i) in the calculation of the tax bases of certain wireless licenses and deferred taxes associated with tax deductible goodwill, (ii) in the accounting for the release of the valuation allowance on deferred tax assets recorded in fresh-start reporting, and (iii) based on the determination that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate, as well as the resulting error in the calculation of the valuation allowance on the license-related deferred tax assets. These errors arose in connection with our implementation of fresh-start reporting on July 31, 2004. See Note 3 to our condensed consolidated financial statements included in Part I — Item 1 of this report for additional information.

We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on June 15, 2005 (the “Original Filing Date”), that required a change to reflect the restatement. These items include Part I: Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures. We have supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this amendment.

This amendment contains only the sections and exhibits to the Original Form 10-Q that are being amended and restated, and those unaffected parts or exhibits are not included herein. This amendment continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing Date. Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including the amendments to those filings, if any.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter Ended March 31, 2005

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company
	March 31,	December 31,
	2005	2004
	(Unaudited)	(As Restated)
	(As Restated)	(See Note 3)
	(See Note 3)

Assets
Cash and cash equivalents	$22,211	$141,141
Short-term investments	99,402	113,083
Restricted cash, cash equivalents and short-term investments	30,903	31,427
Inventories	28,982	25,816
Other current assets	36,662	37,531

Total current assets	218,160	348,998
Property and equipment, net	548,166	575,486
Wireless licenses	581,828	652,653
Assets held for sale (Note 7)	88,057	—
Goodwill	453,956	457,637
Other intangible assets, net	140,824	151,461
Deposits for wireless licenses (Notes 7 and 8)	236,845	24,750
Other assets	14,184	9,902

Total assets	$2,282,020	$2,220,887

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$73,421	$91,093
Current maturities of long-term debt (Note 5)	5,000	40,373
Other current liabilities	70,511	71,770

Total current liabilities	148,932	203,236
Long-term debt (Note 5)	493,750	371,355
Other long-term liabilities	160,812	176,240

Total liabilities	803,494	750,831

Minority interest	1,000	—

Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 60,000,000 shares issued and outstanding	6	6
Additional paid-in capital	1,478,392	1,478,392
Accumulated deficit	(875)	(8,391)
Accumulated other comprehensive income	3	49

Total stockholders’ equity	1,477,526	1,470,056

Total liabilities and stockholders’ equity	$2,282,020	$2,220,887

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor	Predecessor
	Company	Company
	Three Months Ended
	March 31,
	2005	2004
	(As Restated)
	(See Note 3)

Revenues:
Service revenues	$185,981	$169,051
Equipment revenues	42,389	37,771

Total revenues	228,370	206,822
Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	(48,000)
Cost of equipment	(49,178)	(43,755)
Selling and marketing	(22,995)	(23,253)
General and administrative	(36,035)	(38,610)
Depreciation and amortization	(48,104)	(75,461)

Total operating expenses	(206,509)	(229,079)

Operating income (loss)	21,861	(22,257)
Interest income	1,903	—
Interest expense (contractual interest expense was $66.4 million for the three months ended March 31, 2004)	(9,123)	(1,823)
Other income (expense), net	(1,286)	19

Income (loss) before reorganization items and income taxes	13,355	(24,061)
Reorganization items, net	—	(2,025)

Income (loss) before income taxes	13,355	(26,086)
Income taxes	(5,839)	(1,944)

Net income (loss)	7,516	(28,030)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	(46)	265

Comprehensive income (loss)	$7,470	$(27,765)

Net income (loss) per share:
Basic	$0.13	$(0.48)

Diluted	$0.12	$(0.48)

Shares used in per share calculations:
Basic	60,000	58,645

Diluted	60,236	58,645

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

On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On October 22, 2003, the Bankruptcy Court confirmed the Fifth Amended Joint Plan of Reorganization (the “Plan of Reorganization”) of Leap, Cricket and their debtor subsidiaries. All material conditions to the effectiveness of the Plan of Reorganization were resolved on August 5, 2004, the Plan of Reorganization became effective on August 16, 2004 (the “Effective Date”), and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. The Plan of Reorganization implemented a comprehensive financial reorganization that significantly reduced the Company’s outstanding indebtedness. On the Effective Date of the Plan of Reorganization, the Company’s long-term debt was reduced from a book value of more than $2.4 billion to debt with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the Effective Date, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the Effective Date). A summary of the material actions that occurred during the bankruptcy process and as of the Effective Date of the Plan of Reorganization is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2005 and subsequently restated as of and for the five months ended December 31, 2004 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 27, 2006.

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

Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, the Company allocated its reorganization value to the fair value of its assets in conformity with procedures specified by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization. The determination of reorganization value and the adjustments to the Predecessor Company’s consolidated balance sheet at July 31, 2004 resulting from the application of fresh-start accounting are summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed, and subsequently restated as of and for the five months ended December 31, 2004 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Interim Financial Statements

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Restatement of Previously Reported Unaudited Interim Financial Information

The Company has restated its consolidated financial information for the quarterly period ended March 31, 2005. The determination to restate the interim financial information was made by the Company’s Audit Committee upon the recommendation of management as a result of the identification of the following errors related to the accounting for deferred income taxes:

•	The tax bases of several wireless licenses were inaccurately compiled by the Company during its adoption of fresh-start reporting as of July 31, 2004, which had the effect in the aggregate of understating wireless license deferred tax liabilities and overstating wireless license deferred tax assets. In addition, the misstatement of the tax bases of operating licenses with deferred tax liabilities had the net effect of overstating deferred income tax expense in the periods subsequent to July 31, 2004.

•	The Company incorrectly accounted for tax-deductible goodwill upon the adoption of fresh-start reporting as of July 31, 2004, which had the effect of understating deferred tax liabilities and understating deferred income tax expense in the periods subsequent to July 31, 2004.

•	In connection with the adoption of fresh-start reporting as of July 31, 2004, the Company adopted the practice of netting deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses and, as a result, did not record valuation allowances on its wireless license deferred tax assets. However, because the Company’s wireless licenses have indefinite useful lives, the deferred tax liabilities related to the licenses will not reverse until some indefinite future period when a license is either sold or written down due to impairment. As a result, the wireless license deferred tax liabilities may not be used to support the realization of the wireless license deferred tax assets and, thus, may not be used to offset the wireless license deferred tax assets. Accordingly, the Company has now determined that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate. Instead, valuation allowances should have been recorded on the wireless license deferred tax assets.

•	The Company incorrectly accounted for the release of valuation allowances on deferred tax assets recorded in fresh-start reporting. The Company previously concluded that there had been no release of fresh-start valuation allowances during the three months ended March 31, 2005. However, the reversal of deferred tax assets recorded in fresh-start reporting resulted in a release of the related fresh-start valuation allowances. As restated, the release of fresh-start valuation allowances is recorded as a reduction of goodwill and resulted in deferred income tax expense for the three months ended March 31, 2005.

The following tables present the effects of the restatements on the Company’s previously issued consolidated financial statements and interim consolidated financial information (in thousands, except per share data):

	As of December 31, 2004
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

A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2005 and 2004 is as follows (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company
	Three Months Ended
	March 31,
	2005	2004

Weighted average shares outstanding — basic earnings per share	60,000	58,645
Effect of dilutive securities:
Employee stock options	9	—
Warrants to MCG	227	—

Adjusted weighted average shares outstanding — diluted earnings per share	60,236	58,645

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

The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

	Successor	Predecessor
	Company	Company
	Three Months Ended
	March 31,
	2005	2004
	(As Restated)

As reported net income (loss)	$7,516	$(28,030)
Add back stock-based compensation benefit included in net loss	—	(654)
Less net pro forma compensation (expense) benefit	(1,526)	6,677

Pro forma net income (loss)	$5,990	$(22,007)

Basic net income (loss) per share:
As reported	$0.13	$(0.48)

Pro forma	$0.10	$(0.38)

Diluted net income (loss) per share:
As reported	$0.12	$(0.48)

Pro forma	$0.10	$(0.38)

The weighted average grant date fair value per share of the stock options granted during the three months ended March 31, 2005 was $18.85, which was estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months
Ended
March 31, 2005

Risk free interest rate	3.48%
Expected dividend yield	—
Expected volatility	87%
Expected life (in years)	5.4

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	Successor Company
	March 31,	December 31,
	2005	2004
	(Unaudited)	(As Restated)
	(As Restated)

Property and equipment, net:
Network equipment	$598,188	$599,598
Computer equipment and other	28,099	26,285
Construction-in-progress	19,823	10,517

	646,110	636,400
Accumulated depreciation	(97,944)	(60,914)

	$548,166	$575,486

Accounts payable and accrued liabilities:
Trade accounts payable	$16,892	$35,184
Accrued payroll and related benefits	14,218	13,579
Other accrued liabilities	42,311	42,330

	$73,421	$91,093

Other current liabilities:
Accrued taxes	$41,709	$49,665
Deferred revenue	22,755	18,145
Accrued interest	—	1,025
Other	6,047	2,935

	$70,511	$71,770

Other long-term liabilities:
Deferred tax liabilities	$147,786	$145,673
Other	13,026	30,567

	$160,812	$176,240

Supplementary Cash Flow Information (unaudited) (in thousands):

	Successor	Predecessor
	Company	Company
	Three Months Ended
	March 31,
	2005	2004

Supplementary disclosure of cash flow information:
Cash paid for interest	$27,142	$—
Cash paid for income taxes	$52	$8

Note 5.	Debt

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

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from tax loss and tax credit carryforwards. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimate of the annual effective tax rate for the full fiscal year. Pursuant to SOP 90-7, future decreases in the valuation allowance established in fresh-start accounting are accounted for as a reduction in goodwill.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 27, 2006.

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

Overview

Restatement of Previously Reported Unaudited Interim Consolidated Financial Information.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial information of the Successor Company for the quarterly period ended March 31, 2005. See Note 3 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

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

Cricket operates in 39 markets in 20 states stretching from New York to California. At March 31, 2005, we had approximately 1,615,000 customers and the total potential customer base covered under our 39 operating markets was approximately 26.7 million. In February 2005, a wholly-owned subsidiary of Cricket was named the winning bidder in the FCC’s Auction #58 for four wireless licenses covering approximately 11.1 million potential customers. We acquired these licenses in May 2005. We currently expect to build out and launch commercial operations in the markets covered by these licenses and are developing plans for such build-outs. In addition, in February 2005, a subsidiary of Alaska Native Broadband 1, LLC, an entity in which we own a 75% non-controlling interest and which is referred to in this report as ANB 1, was the winning bidder in Auction #58 for nine wireless licenses covering approximately 10.1 million potential customers. The transfers of the wireless licenses to ANB 1’s subsidiary are subject to FCC approval. Although we expect that such approvals will be issued in the normal course, there can be no assurance that the FCC will grant such approvals. We expect that we will seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our new licenses and to finance the build-out and initial operation of the licenses ANB 1 expects to acquire through its subsidiary. For a further discussion of our arrangements with Alaska Native Broadband, see “Item 1. Business — Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004 as originally filed with the Securities and Exchange Commission on May  16, 2005.

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

Fresh-Start Reporting.  In connection with our emergence from Chapter 11, we adopted the fresh-start reporting provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, as of July 31, 2004. Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, we allocated our reorganization value to the fair value of our assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” and stated our liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of our identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, our accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization. See further discussion of fresh-start reporting in our Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed, and in our Annual Report on Form 10-K for the year ended December 31, 2005.

This overview is intended to be only a summary of significant matters concerning our results of operations and financial condition. It should be read in conjunction with the management discussion below and all of the business and financial information contained in this report, including the condensed consolidated financial statements in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Financial Performance

The following table presents the consolidated statement of operations data for the periods indicated (in thousands). This data has been derived from interim condensed consolidated financial statements that have been restated for the three months ended March 31, 2005 to reflect adjustments that are further discussed in Note 3 of the condensed consolidated financial statements included in Part 1 — Item 1 of this report.

	Successor	Predecessor
	Company	Company
	Three Months Ended
	March 31,
	2005	2004
	(As Restated)

Revenues:
Service revenues	$185,981	$169,051
Equipment revenues	42,389	37,771

Total revenues	228,370	206,822

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	(48,000)
Cost of equipment	(49,178)	(43,755)
Selling and marketing	(22,995)	(23,253)
General and administrative	(36,035)	(38,610)
Depreciation and amortization	(48,104)	(75,461)

Total operating expenses	(206,509)	(229,079)

Operating income (loss)	21,861	(22,257)
Interest income	1,903	—
Interest expense	(9,123)	(1,823)
Other income (expense), net	(1,286)	19

Income (loss) before reorganization items and income taxes	13,355	(24,061)
Reorganization items, net	—	(2,025)

Income (loss) before income taxes	13,355	(26,086)
Income taxes	(5,839)	(1,944)

Net income (loss)	$7,516	$(28,030)

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

During the three months ended March 31, 2005, we recorded income tax expense of $5.8 million compared to income tax expense of $1.9 million for the three months ended March 31, 2004. Income tax expense for the three months ended March 31, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses related to deferred tax liabilities. During the three months ended March 31, 2005, we recorded income tax expense at an effective tax rate of 43.7%. Despite the fact that we have recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the quarter ended March 31, 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for the first quarter of 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We expect to incur tax losses for 2005 due to, among other things, tax deductions associated with the repayment of the 13% senior secured pay-in-kind notes. Therefore, we expect to pay only minimal cash taxes for 2005.

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

Reconciliation of tNon-GAAP Financial Measures

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

We currently expect to build out and launch commercial operations in the markets covered by the licenses we have acquired as a result of Auction #58. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to planning for the build-out and launch of the licenses it expects to acquire in connection with Auction #58. See “Item 1. Business-Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed, for further discussion of our arrangements with Alaska Native Broadband. We expect that we will seek additional capital to increase our liquidity and help assure we have sufficient funds for the build-out and initial operation of our planned new markets and to finance the build-out and initial operation of the licenses that ANB 1 License expects to acquire.

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

Certain Contractual Obligations and Commitments

The table below summarizes information as of March 31, 2005 regarding certain future minimum contractual obligations and commitments for Leap and Cricket for the next five years and thereafter (in thousands):

		Remainder	Year Ended December 31,
	Total	of 2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$498,750	$3,750	$5,000	$5,000	$5,000	$5,000	$475,000
Fresno license purchase	25,800	25,800	—	—	—	—	—
Origination fees for ANB 1 investment	5,280	5,280	—	—	—	—	—
Operating leases	216,501	41,847	36,701	21,289	18,751	16,303	81,610

Total	$746,331	$76,677	$41,701	$26,289	$23,751	$21,303	$556,610

(1)	Amounts shown for Cricket’s term loan under the new credit facilities executed on January 10, 2005 include principal only.

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

RISK FACTORS

Risks Related to Our Business and Industry

We Have Experienced Net Losses Since Inception And We May Not Be Profitable In The Future

We experienced losses of $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002, $483.3 million for the year ended December 31, 2001 and $0.2 million for the year ended December 31, 2000. We may not generate profits in the future on a consistent basis or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition and on the value of the common stock of Leap.

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

In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed as of March 31, 2005 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments (arising in part in connection with the Company’s now completed bankruptcy proceedings), the preparation of our income tax provision, the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. For a description of these material weaknesses and the steps we are undertaking to remediate these material weaknesses, see “Item 4. Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Internal Control Over Financial Reporting Was Not Effective as of December 31, 2005, and Our Business May Be Adversely Affected if We Are Not Able to Implement Effective Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors are required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act was first required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We conducted a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. The standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment identified the need for remediation of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to material weaknesses related to staffing levels and preparation of our income tax provision as described in “Item 4. Controls and Procedures” in Part I of this report. Our management concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. If we are unable to implement effective control over financial reporting, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Amendment No. 1 on Form 10-Q/A, management again conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of March 31, 2005. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005.

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

The Company has performed additional analyses and other post-closing procedures in order to conclude that its audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite these material weaknesses, the Company’s audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim financial statements included in this Quarterly Report on Form 10-Q/A, reflect all adjustments necessary to state fairly the financial information set forth therein.

The material weaknesses, additional analyses, and other remediation procedures are described more fully below.

Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions.  As of March 31, 2005 and December 31, 2004, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. Specifically, the Company has experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time director of its tax function. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The Company believes that its insufficient complement of personnel and high turnover resulted, in large part, from (1) the significantly increased workload placed on its accounting and financial reporting staff during the Company’s bankruptcy and the months after the Company’s emergence from bankruptcy during which it was implementing fresh-start reporting, and (2) the departure of some staff members during the Company’s bankruptcy and in the first several months after its emergence due to concerns about the Company’s prospects.

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

Based on the new leadership and management in the accounting department and on its identification of certain of the historical errors in the Company’s accounting for income taxes, the Company believes that it has made substantial progress in addressing this material weakness as of December 31, 2005. However, this material weakness was not remediated as of such date. The Company expects that this material weakness will be fully remediated once it has filled the remaining key open management positions, including a full-time tax department leader, with qualified personnel and those personnel have had sufficient time in their positions.

This material weakness contributed to the following four control deficiencies, each of which is individually considered to be a material weakness.

Errors in the Accounting for Income Taxes.  As of March 31, 2005 and December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004 and the consolidated financial statements for the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 20, 2005 and September 30, 2005. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Management believes that this material weakness was remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q for that quarter.

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

Management believes that this material weakness was remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q for that quarter.

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

Management believes that this material weakness was remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q for that quarter.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.3.7(1)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10.7(2)#	Resignation Agreement by and among Leap Wireless International, Inc., Cricket Communications, Inc. and William M. Freeman, dated February 25, 2005.
10.11.1(2)	Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.13(2)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10,2005.
10.14(3)	Credit Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10.14.1(3)	Security Agreement, dated January 10, 2005, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Subsidiary Guarantors and Bank of America, N.A., as collateral agent.
10.14.2(3)	Parent Guaranty, dated January 10, 2005, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.
10.14.3(3)	Subsidiary Guaranty, dated January 10, 2005, made by the Subsidiary Guarantors in favor of the secured parties under the Credit Agreement.
10.14.4(4)	Letter from Cricket Communications, Inc. to the Lenders under the Credit Agreement, dated as of January 10, 2005,among the Company, Bank of America, N.A., Goldman Sachs Credit Partners L.P., Credit Suisse First Boston and the other lenders party thereto, dated April 12, 2005.
10.15(2)#	Employment offer letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.16.1(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Glenn T. Umetsu.
10.16.2(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and David B. Davis.
10.16.3(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10.16.4(2)#	Emergence Bonus Agreement, dated February 17, 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.
10.17#**	2005 Cricket Non-Sales Bonus Plan.
10.18#**	Employment Offer Letter dated March 24, 2005, between Cricket Communications, Inc. and Grant Burton.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 10, 2005, filed with the SEC on January 14, 2005, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 12, 2005, as filed with the SEC on April 13, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: April 19, 2006	By:	/s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: April 19, 2006	By:	/s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)