Form 10-Q/A
period 2005-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2006-04-20
CIK 1065049

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

We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended June 30, 2005 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on August 12, 2005 (the “Original Filing Date”), that required a change to reflect the restatement. These items include Part I: Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures. We have supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this amendment.

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

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company
	June 30,	December 31,
	2005	2004
	(Unaudited)	(As Restated)
	(As Restated)	(See Note 3)
	(See Note 3)

Assets
Cash and cash equivalents	$82,396	$141,141
Short-term investments	75,258	113,083
Restricted cash, cash equivalents and short-term investments	25,737	31,427
Inventories	30,081	25,816
Other current assets	30,065	37,531

Total current assets	243,537	348,998
Property and equipment, net	534,458	575,486
Wireless licenses	766,187	652,653
Assets held for sale (Note 7)	87,961	—
Goodwill	449,438	457,637
Other intangible assets, net	132,245	151,461
Deposits for wireless licenses (Note 7)	68,221	24,750
Other assets	13,416	9,902

Total assets	$2,295,463	$2,220,887

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$79,571	$91,093
Current maturities of long-term debt (Note 5)	5,000	40,373
Other current liabilities	64,791	71,770

Total current liabilities	149,362	203,236
Long-term debt (Note 5)	492,500	371,355
Other long-term liabilities	167,628	176,240

Total liabilities	809,490	750,831

Minority interest	1,000	—

Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 60,806,423 and 60,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	1,507,751	1,478,392
Unearned stock-based compensation	(22,229)	—
Retained earnings (accumulated deficit)	228	(8,391)
Accumulated other comprehensive income (loss)	(783)	49

Total stockholders’ equity	1,484,973	1,470,056

Total liabilities and stockholders’ equity	$2,295,463	$2,220,887

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 3)		(See Note 3)

Revenues:
Service revenues	$189,704	$172,025	$375,685	$341,076
Equipment revenues	37,125	33,676	79,514	71,447

Total revenues	226,829	205,701	455,199	412,523

Operating expenses:
Cost of service (exclusive of items shown separately below)	(49,608)	(47,827)	(99,805)	(95,827)
Cost of equipment	(42,799)	(40,635)	(91,977)	(84,390)
Selling and marketing	(24,810)	(21,939)	(47,805)	(45,192)
General and administrative	(42,423)	(33,922)	(78,458)	(72,532)
Depreciation and amortization	(47,281)	(76,386)	(95,385)	(151,847)
Impairment of indefinite-lived intangible assets	(11,354)	—	(11,354)	—

Total operating expenses	(218,275)	(220,709)	(424,784)	(449,788)

Operating income (loss)	8,554	(15,008)	30,415	(37,265)
Interest income	1,176	—	3,079	—
Interest expense (contractual interest expense was $67.2 million and $133.6 million for the three and six months ended June 30, 2004, respectively)	(7,566)	(1,908)	(16,689)	(3,731)
Other income (expense), net	(39)	(615)	(1,325)	(596)

Income (loss) before reorganization items and income taxes	2,125	(17,531)	15,480	(41,592)
Reorganization items, net	—	1,313	—	(712)

Income (loss) before income taxes	2,125	(16,218)	15,480	(42,304)
Income taxes	(1,022)	(1,927)	(6,861)	(3,871)

Net income (loss)	1,103	(18,145)	8,619	(46,175)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	8	(204)	(38)	61
Unrealized loss on derivative instrument	(794)	—	(794)	—

Comprehensive income (loss)	$317	$(18,349)	$7,787	$(46,114)

Net income (loss) per share:
Basic	$0.02	$(0.31)	$0.14	$(.79)

Diluted	$0.02	$(0.31)	$0.14	$(.79)

Shares used in per share calculations:
Basic	60,030	58,622	60,015	58,621

Diluted	60,242	58,622	60,234	58,621

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

Restatement of Previously Reported Unaudited Interim Consolidated Financial Information

The Company has restated its consolidated financial information for the three and six months ended June 30, 2005. The determination to restate the interim financial information was made by the Company’s Audit Committee upon the recommendation of management as a result of the identification of the following errors related to the accounting for deferred income taxes:

•	The tax bases of several wireless licenses were inaccurately compiled by the Company during its adoption of fresh-start reporting as of July 31, 2004, which had the effect in the aggregate of understating wireless license deferred tax liabilities and overstating wireless license deferred tax assets. In addition, the misstatement of the tax bases of operating licenses with deferred tax liabilities had the net effect of overstating deferred income tax expense in the periods subsequent to July 31, 2004.

•	The Company incorrectly accounted for tax-deductible goodwill upon the adoption of fresh-start reporting as of July 31, 2004, which had the effect of understating deferred tax liabilities and understating deferred income tax expense in the periods subsequent to July 31, 2004.

•	In connection with the adoption of fresh-start reporting as of July 31, 2004, the Company adopted the practice of netting deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses and, as a result, did not record valuation allowances on its wireless license deferred tax assets. However, because the Company’s wireless licenses have indefinite useful lives, the deferred tax liabilities related to the licenses will not reverse until some indefinite future period when a license is either sold or written down due to impairment. As a result, the wireless license deferred tax liabilities may not be used to support the realization of the wireless license deferred tax assets and, thus, may not be used to offset the wireless license deferred tax assets. Accordingly, the Company has now determined that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate. Instead, valuation allowances should have been recorded on the wireless license deferred tax assets.

•	The Company incorrectly accounted for the release of valuation allowances on deferred tax assets recorded in fresh-start reporting. The Company previously concluded that there had been no release of fresh-start valuation allowances during the three and six months ended June 30, 2005. However, the reversal of deferred tax assets recorded in fresh-start reporting resulted in a release of the related fresh-start valuation allowances. As restated, the release of fresh-start valuation allowances is recorded as a reduction of goodwill and resulted in deferred income tax expense for the three and six months ended June 30, 2005.

The following tables present the effects of the restatements on the Company’s previously issued consolidated financial statements and interim consolidated financial information (in thousands, except per share data):

	As of December 31, 2004
	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data:
Other current assets	$35,144	$2,387	$37,531
Goodwill	$329,619	$128,018	$457,637
Other current liabilities	$71,965	$(195)	$71,770
Other long-term liabilities	$45,846	$130,394	$176,240
Accumulated deficit	$(8,629)	$238	$(8,391)
Accumulated other comprehensive income	$81	$(32)	$49

	As of and for the Three Months Ended
	June 30, 2005
	Previously
	Reported	Adjustment	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Balance Sheet Data:
Other current assets	$27,678	$2,387	$30,065
Goodwill	$329,619	$119,819	$449,438
Other current liabilities	$65,272	$(481)	$64,791
Other long-term liabilities	$39,128	$128,500	$167,628
Retained earnings	$6,546	$(6,318)	$228
Accumulated other comprehensive loss	$(1,288)	$505	$(783)
Consolidated Statement of Operations Data:
Income tax expense (benefit)	$(404)	$1,426	$1,022
Net income	$2,529	$(1,426)	$1,103
Comprehensive income	$1,235	$(918)	$317
Basic and diluted net income per share	$0.04	$(0.02)	$0.02

	For the Six Months Ended June 30, 2005
	Previously
	Reported	Adjustment	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Statement of Operations Data:
Income tax expense	$305	$6,556	$6,861
Net income	$15,175	$(6,556)	$8,619
Comprehensive income	$13,887	$(6,100)	$7,787
Basic and diluted net income per share	$0.25	$(0.11)	$0.14

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

A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 is as follows (unaudited) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average shares outstanding — basic earnings per share	60,030	58,622	60,015	58,621
Effect of dilutive securities:
Restricted stock awards	1	—	—	—
Warrants to MCG	211	—	219	—

Adjusted weighted average shares outstanding — diluted earnings per share	60,242	58,622	60,234	58,621

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

The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)

As reported net income (loss)	$1,103	$(18,145)	$8,619	$(46,175)
Add back stock-based compensation (benefit) expense included in net income (loss)	7,129	(202)	7,129	(856)
Less net pro forma compensation (expense) benefit	(8,514)	(1,803)	(10,040)	4,874

Pro forma net income (loss)	$(282)	$(20,150)	$5,708	$(42,157)

Basic net income (loss) per share:
As reported	$0.02	$(0.31)	$0.14	$(0.79)

Pro forma	$(0.00)	$(0.34)	$0.10	$(0.72)

Diluted net income (loss) per share:
As reported	$0.02	$(0.31)	$0.14	$(0.79)

Pro forma	$(0.00)	$(0.34)	$0.09	$(0.72)

The weighted average grant date fair value per share of the stock options granted during the three and six months ended June 30, 2005 was $20.04 and $19.25, respectively, which was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Risk free interest rate	3.65%	3.54%
Expected dividend yield	—	—
Expected volatility	87%	87%
Expected life (in years)	5.8	5.5

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 4.	Supplementary Balance Sheet Information (in thousands):

	Successor Company
	June 30,	December 31,
	2005	2004
	(Unaudited)	(As Restated)
	(As Restated)

Property and equipment, net:
Network equipment	$612,442	$599,598
Computer equipment and other	30,022	26,285
Construction-in-progress	28,705	10,517

	671,169	636,400
Accumulated depreciation	(136,711)	(60,914)

	$534,458	$575,486

Accounts payable and accrued liabilities:
Trade accounts payable	$20,797	$35,184
Accrued payroll and related benefits	13,573	13,579
Other accrued liabilities	45,201	42,330

	$79,571	$91,093

Other current liabilities:
Accrued taxes	$38,245	$49,665
Deferred revenue	21,323	18,145
Accrued interest	—	1,025
Other	5,223	2,935

	$64,791	$71,770

Other long-term liabilities:
Deferred tax liabilities	$143,781	$145,673
Other	23,847	30,567

	$167,628	$176,240

Note 5.	Debt

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

Overview

Restatement of Previously Reported Unaudited Interim Consolidated Financial Information.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial information of the Successor Company for the three and six months ended June 30, 2005. See Note 3 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

Our Business.  We conduct our business primarily through Cricket. Cricket provides mobile wireless services targeted to meet the needs of customers who are under-served by traditional communications companies. Our Cricket service is a simple and affordable wireless alternative to traditional landline service. Our basic Cricket service offers customers virtually unlimited anytime minutes within the Cricket calling area over a high-quality, all-

digital CDMA network. Our revenues come from the sale of wireless services, handsets and accessories to customers. Our liquidity and capital resources come primarily from our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facility. In addition, in August 2005, we completed the sale of our Michigan markets and 23 wireless licenses for $102.5 million.

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

Financial Performance

The following table presents the consolidated statement of operations data for the periods indicated (in thousands). This data has been derived from interim condensed consolidated financial statements that have been restated for the three and six months ended June 30, 2005 to reflect adjustments that are further discussed in Note 3 of the condensed consolidated financial statements included in Part 1 — Item 1 of this report.

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)

Revenues:
Service revenues	$189,704	$172,025	$375,685	$341,076
Equipment revenues	37,125	33,676	79,514	71,447

Total revenues	226,829	205,701	455,199	412,523

Operating expenses:
Cost of service (exclusive of items shown separately below)	(49,608)	(47,827)	(99,805)	(95,827)
Cost of equipment	(42,799)	(40,635)	(91,977)	(84,390)
Selling and marketing	(24,810)	(21,939)	(47,805)	(45,192)
General and administrative	(42,423)	(33,922)	(78,458)	(72,532)
Depreciation and amortization	(47,281)	(76,386)	(95,385)	(151,847)
Impairment of indefinite-lived intangible assets	(11,354)	—	(11,354)	—

Total operating expenses	(218,275)	(220,709)	(424,784)	(449,788)

Operating income (loss)	8,554	(15,008)	30,415	(37,265)
Interest income	1,176	—	3,079	—
Interest expense	(7,566)	(1,908)	(16,689)	(3,731)
Other income (expense), net	(39)	(615)	(1,325)	(596)

Income (loss) before reorganization items and income taxes	2,125	(17,531)	15,480	(41,592)
Reorganization items, net	—	1,313	—	(712)

Income (loss) before income taxes	2,125	(16,218)	15,480	(42,304)
Income taxes	(1,022)	(1,927)	(6,861)	(3,871)

Net income (loss)	$1,103	$(18,145)	$8,619	$(46,175)

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

During the three months ended June 30, 2005, we recorded income tax expense of $1.0 million compared to income tax expense of $1.9 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, we recorded income tax expense of $6.9 million compared to income tax expense of $3.9 million for the six months ended June 30, 2004. Income tax expense for the three and six months ended June 30, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses related to deferred tax liabilities. During the three and six months ended June 30, 2005, we recorded income tax expense at an effective tax rate of 48.1% and 44.3%, respectively. Despite the fact that we have recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the three and six months ended June 30, 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for the three and six months ended June 30, 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We expect to incur tax losses for 2005 due to, among other things, tax deductions associated with the repayment of the 13% senior secured pay-in-kind notes. Therefore, we expect to pay only minimal cash taxes for 2005.

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

In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed: (i) as of December 31, 2004, March 31, 2005 and June 30, 2005 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments (arising in part in connection with the Company’s now completed bankruptcy proceedings) and the preparation of our income tax provision, and (ii) as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures. For a description of the material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

The 17,198,252 Shares Of Our Common Stock Registered For Resale By Our Shelf Registration Statement on Form S-1 May Adversely Affect The Market Price Of Our Common Stock

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

Provisions In Our Amended And Restated Certificate Of Incorporation And Bylaws Or Delaware Law Might Discourage, Delay Or Prevent A Change In Control Of Our Company Or Changes In Our Management And Therefore Depress The Trading Price Of Our Common Stock

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

The Company has performed additional analyses and procedures in order to conclude that its audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2005, were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite these material weaknesses, the Company’s audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim financial statements included in this Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q/A for the first quarter ended March 31, 2005, reflect all adjustments necessary to state fairly the financial information set forth therein.

The material weaknesses and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:

Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions.  As of June 30, 2005, March 31, 2005 and December 31, 2004, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. Specifically, the Company has experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time director of its tax function. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Errors in the Accounting for Income Taxes.  As of June 30, 2005, March 31, 2005 and December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004 and the consolidated financial statements for the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Since May 2005 and through the filing of the Company’s Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2005, the Company has closely followed its new procedures, and believes that all financial statement accounts have been properly reconciled on a timely basis and that the reconciliations have been reviewed and approved by appropriate managers and/or directors. In addition, the Company has implemented procedures under which the chief accounting officer and controller monitors this process and confirms that all account reconciliations have been completed and reviewed by accounting management in a timely manner. These controls have been fully documented and evaluated for design effectiveness as part of the Company’s Sarbanes-Oxley Section 404 internal control assessment. As a result of these improved control activities, the Company believes that it has adequately remediated this material weakness as of June 30, 2005.

(b) Changes in Internal Control Over Financial Reporting

Apart from the changes to the Company’s internal control over financial reporting described above with respect to the application of lease-related accounting principles, fresh-start reporting adjustments and account reconciliation procedures, there were no other changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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