Form 10-Q/A
period 2005-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2006-04-20
CIK 1065049

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

We have amended and restated in its entirety each item of the quarterly report on Form 10-Q for the quarter ended September 30, 2005 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2005 (the “Original Filing Date”), that required a change to reflect the restatement. These items include Part I: Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures. We have supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32 to this amendment.

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

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company
	September 30,	December 31,
	2005	2004
	(Unaudited)	(As Restated)
	(As Restated)	(See Note 3)
	(See Note 3)

Assets
Cash and cash equivalents	$168,288	$141,141
Short-term investments	223,497	113,083
Restricted cash, cash equivalents and short-term investments	21,588	31,427
Inventories	22,979	25,816
Other current assets	28,669	37,531

Total current assets	465,021	348,998
Property and equipment, net	532,744	575,486
Wireless licenses	829,512	652,653
Assets held for sale (Note 7)	9,756	—
Goodwill	437,382	457,637
Other intangible assets, net	123,617	151,461
Deposits for wireless licenses	—	24,750
Other assets	18,244	9,902

Total assets	$2,416,276	$2,220,887

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$76,185	$91,093
Current maturities of long-term debt (Note 5)	6,111	40,373
Other current liabilities	59,066	71,770

Total current liabilities	141,362	203,236
Long-term debt (Note 5)	589,861	371,355
Other long-term liabilities	177,105	176,240

Total liabilities	908,328	750,831

Minority interest	1,730	—

Commitments and contingencies (Notes 2, 5 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 61,160,538 and 60,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	1,511,648	1,478,392
Unearned stock-based compensation	(23,405)	—
Retained earnings (accumulated deficit)	16,625	(8,391)
Accumulated other comprehensive income	1,344	49

Total stockholders’ equity	1,506,218	1,470,056

Total liabilities and stockholders’ equity	$2,416,276	$2,220,887

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

			Predecessor
	Successor Company		Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004
	(As Restated)	(As Restated)
	(See Note 3)	(See Note 3)

Revenues:
Service revenues	$193,675	$113,011	$57,375
Equipment revenues	36,852	24,772	11,749

Total revenues	230,527	137,783	69,124

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,304)	(32,873)	(18,161)
Cost of equipment	(49,576)	(31,383)	(12,770)
Selling and marketing	(25,535)	(16,769)	(6,805)
General and administrative	(41,306)	(21,707)	(8,982)
Depreciation and amortization	(49,076)	(29,547)	(26,273)
Impairment of indefinite-lived intangible assets	(689)	—	—

Total operating expenses	(216,486)	(132,279)	(72,991)
Gain on sale of wireless licenses and operating assets (Note 7)	14,593	—	532

Operating income (loss)	28,634	5,504	(3,335)
Interest income	2,991	608	—
Interest expense (contractual interest expense was $22.7 million for the one month ended July 31, 2004)	(6,679)	(5,545)	(464)
Other income (expense), net	2,352	155	303

Income (loss) before reorganization items and income taxes	27,298	722	(3,496)
Reorganization items, net	—	—	963,156

Income before income taxes	27,298	722	959,660
Income taxes	(10,901)	(2,556)	(295)

Net income (loss)	16,397	(1,834)	959,365
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	120	(110)	—
Unrealized gains on derivative instruments	2,007	—	—

Comprehensive income (loss)	$18,524	$(1,944)	$959,365

Net income (loss) per share:
Basic	$0.27	$(0.03)	$16.36

Diluted	$0.27	$(0.03)	$16.36

Shares used in per share calculations:
Basic	60,246	60,000	58,631

Diluted	61,395	60,000	58,631

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

			Predecessor
	Successor Company		Company
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004
	(As Restated)	(As Restated)
	(See Note 3)	(See Note 3)

Revenues:
Service revenues	$569,360	$113,011	$398,451
Equipment revenues	116,366	24,772	83,196

Total revenues	685,726	137,783	481,647

Operating expenses:
Cost of service (exclusive of items shown separately below)	(150,109)	(32,873)	(113,988)
Cost of equipment	(141,553)	(31,383)	(97,160)
Selling and marketing	(73,340)	(16,769)	(51,997)
General and administrative	(119,764)	(21,707)	(81,514)
Depreciation and amortization	(144,461)	(29,547)	(178,120)
Impairment of indefinite-lived intangible assets	(12,043)	—	—

Total operating expenses	(641,270)	(132,279)	(522,779)
Gain on sale of wireless licenses and operating assets (Note 7)	14,593	—	532

Operating income (loss)	59,049	5,504	(40,600)
Interest income	6,070	608	—
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004)	(23,368)	(5,545)	(4,195)
Other income (expense), net	1,027	155	(293)

Income (loss) before reorganization items and income taxes	42,778	722	(45,088)
Reorganization items, net	—	—	962,444

Income before income taxes	42,778	722	917,356
Income taxes	(17,762)	(2,556)	(4,166)

Net income (loss)	25,016	(1,834)	913,190
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments, net	82	(110)	—
Unrealized gains on derivative instruments	1,213	—	—

Comprehensive income (loss)	$26,311	$(1,944)	$913,190

Net income (loss) per share:
Basic	$0.42	$(0.03)	$15.58

Diluted	$0.41	$(0.03)	$15.58

Shares used in per share calculations:
Basic	60,093	60,000	58,623

Diluted	60,727	60,000	58,623

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

Restatement of Previously Reported Unaudited Interim Consolidated Financial Information

The Company has restated its consolidated financial information for the three and nine months ended September 30, 2005 and the two months ended September 30, 2004. The determination to restate the interim financial information was made by the Company’s Audit Committee upon the recommendation of management as a result of the identification of the following errors related to the accounting for deferred income taxes:

•	The tax bases of several wireless licenses were inaccurately compiled by the Company during its adoption of fresh-start reporting as of July 31, 2004, which had the effect in the aggregate of understating wireless license deferred tax liabilities and overstating wireless license deferred tax assets. In addition, the misstatement of the tax bases of operating licenses with deferred tax liabilities had the net effect of overstating deferred income tax expense in the periods subsequent to July 31, 2004.

•	The Company incorrectly accounted for tax-deductible goodwill upon the adoption of fresh-start reporting as of July 31, 2004, which had the effect of understating deferred tax liabilities and understating deferred income tax expense in the periods subsequent to July 31, 2004.

•	In connection with the adoption of fresh-start reporting as of July 31, 2004, the Company adopted the practice of netting deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses and, as a result, did not record valuation allowances on its wireless license deferred tax assets. However, because the Company’s wireless licenses have indefinite useful lives, the deferred tax liabilities related to the licenses will not reverse until some indefinite future period when a license is either sold or written down due to impairment. As a result, the wireless license deferred tax liabilities may not be used to support the realization of the wireless license deferred tax assets and, thus, may not be used to offset the wireless license deferred tax assets. Accordingly, the Company has now determined that the netting of deferred tax assets associated with wireless licenses against deferred tax liabilities associated with wireless licenses was not appropriate. Instead, valuation allowances should have been recorded on the wireless license deferred tax assets.

•	The Company incorrectly accounted for the release of valuation allowances on deferred tax assets recorded in fresh-start reporting. The Company previously concluded that there had been no release of fresh-start valuation allowances during the three and nine months ended September 30, 2005. However, the reversal of deferred tax assets recorded in fresh-start reporting resulted in a release of the related fresh-start valuation allowances. As restated, the release of fresh-start valuation allowances is recorded as a reduction of goodwill and resulted in deferred income tax expense for the three and nine months ended September 30, 2005.

The following tables present the effects of the restatements on the Company’s previously issued consolidated financial statements and interim consolidated financial information (in thousands, except per share data):

	As of and for the Two Months Ended
	September 30, 2004
	Previously
	Reported	Adjustment	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Balance Sheet Data:
Other current assets	$33,656	$2,903	$36,559
Goodwill	$328,820	$128,225	$457,045
Other current liabilities	$67,271	$(159)	$67,112
Other long-term liabilities	$31,194	$131,139	$162,333
Accumulated deficit	$(1,982)	$148	$(1,834)
Consolidated Statement of Operations Data:
Income tax expense	$2,704	$(148)	$2,556
Net loss	$(1,982)	$148	$(1,834)
Comprehensive loss	$(2,092)	$148	$(1,944)
Basic and diluted net loss per share	$(0.03)	$0.00	$(0.03)

	As of December 31, 2004
	Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet Data:
Other current assets	$35,144	$2,387	$37,531
Goodwill	$329,619	$128,018	$457,637
Other current liabilities	$71,965	$(195)	$71,770
Other long-term liabilities	$45,846	$130,394	$176,240
Accumulated deficit	$(8,629)	$238	$(8,391)
Accumulated other comprehensive income	$81	$(32)	$49

	As of and for the Three Months Ended
	September 30, 2005
	Previously
	Reported	Adjustment	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Balance Sheet Data:
Other current assets	$26,282	$2,387	$28,669
Goodwill	$329,619	$107,763	$437,382
Other current liabilities	$59,513	$(447)	$59,066
Other long-term liabilities	$83,286	$93,819	$177,105
Retained earnings (accumulated deficit)	$(1,016)	$17,641	$16,625
Accumulated other comprehensive income	$2,207	$(863)	$1,344
Consolidated Statement of Operations Data:
Income tax expense	$34,860	$(23,959)	$10,901
Net income (loss)	$(7,562)	$23,959	$16,397
Comprehensive income (loss)	$(4,148)	$22,672	$18,524
Basic and diluted net income (loss) per share	$(0.13)	$0.40	$0.27

	For the Nine Months Ended
	September 30, 2005
	Previously
	Reported	Adjustment	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)

Consolidated Statement of Operations Data:
Income tax expense	$35,165	$(17,403)	$17,762
Net income	$7,613	$17,403	$25,016
Comprehensive income	$9,739	$16,572	$26,311
Basic net income per share	$0.13	$0.29	$0.42
Diluted net income per share	$0.13	$0.28	$0.41

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

A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005, the two months ended September 30, 2004 and the one and seven months ended July 31, 2004 is as follows (unaudited) (in thousands):

			Predecessor
	Successor Company		Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004
	(As Restated)

Weighted average shares outstanding — basic earnings per share	60,246	60,000	58,631
Effect of dilutive securities	1,149	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	61,395	60,000	58,631

			Predecessor
	Successor Company		Company
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004

Weighted average shares outstanding — basic earnings per share	60,093	60,000	58,623
Effect of dilutive securities:
Non-qualified stock options	62	—	—
Restricted stock awards	327	—	—
Warrants to MCG	245	—	—

Adjusted weighted average shares outstanding — diluted earnings per share	60,727	60,000	58,623

The number of shares not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled 1.8 million and 0.4 million for the three and nine months ended September 30, 2005, respectively, 0.6 million for the two months ended September 30, 2004 and 11.7 million for both the one and seven months ended July 31, 2004.

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

The following table shows the effects on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation expense for its stock-based compensation plans (unaudited) (in thousands, except per share data):

			Predecessor
	Successor Company		Company
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004
	(As Restated)	(As Restated)

As reported net income (loss)	$16,397	$(1,834)	$959,365
Add back stock-based compensation expense included in net income (loss)	2,721	—	18
Less net pro forma compensation (expense) benefit	(4,962)	—	1,336

Pro forma net income (loss)	$14,156	$(1,834)	$960,719

Basic net income (loss) per share:
As reported	$0.27	$(0.03)	$16.36

Pro forma	$0.24	$(0.03)	$16.39

Diluted net income (loss) per share:
As reported	$0.27	$(0.03)	$16.36

Pro forma	$0.23	$(0.03)	$16.39

			Predecessor
	Successor Company		Company
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2005	2004	2004
	(As Restated)	(As Restated)

As reported net income (loss)	$25,016	$(1,834)	$913,190
Add back stock-based compensation (benefit) expense included in net income (loss)	9,851	—	(837)
Less net pro forma compensation (expense) benefit	(15,002)	—	6,209

Pro forma net income (loss)	$19,865	$(1,834)	$918,562

Basic net income (loss) per share:
As reported	$0.42	$(0.03)	$15.58

Pro forma	$0.33	$(0.03)	$15.67

Diluted net income (loss) per share:
As reported	$0.41	$(0.03)	$15.58

Pro forma	$0.33	$(0.03)	$15.67

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

Note 4.	Supplementary Balance Sheet Information (in thousands):

	Successor Company
	September 30,	December 31,
	2005	2004
	(Unaudited)
	(As Restated)	(As Restated)

Property and equipment, net:
Network equipment	$642,943	$599,598
Computer equipment and other	33,247	26,285
Construction-in-progress	33,584	10,517

	709,774	636,400
Accumulated depreciation	(177,030)	(60,914)

	$532,744	$575,486

Accounts payable and accrued liabilities:
Trade accounts payable	$28,337	$35,184
Accrued payroll and related benefits	11,557	13,579
Other accrued liabilities	36,291	42,330

	$76,185	$91,093

Other current liabilities:
Accrued taxes	$33,002	$49,665
Deferred revenue	20,645	18,145
Accrued interest	—	1,025
Other	5,419	2,935

	$59,066	$71,770

Other long-term liabilities:
Deferred tax liabilities	$143,962	$145,673
Other	33,143	30,567

	$177,105	$176,240

Note 5.	Debt

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

Overview

Restatement of Previously Reported Unaudited Interim Consolidated Financial Information.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial information of the Successor Company for the three and nine months ended September 30, 2005 and the two months ended September 30, 2004. See Note 3 to the condensed consolidated financial statements included in Part I — Item 1 of this report.

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

Financial Performance

The following table presents the combined condensed consolidated statement of operations data for the periods indicated (in thousands). This data has been derived from interim condensed consolidated financial statements that have been restated for the three and nine months ended September 30, 2005 and 2004 to reflect adjustments that are further discussed in Note 3 of the condensed consolidated financial statements included in Part 1 — Item 1 of this report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues:
Service revenues	$193,675	$170,386	$569,360	$511,462
Equipment revenues	36,852	36,521	116,366	107,968

Total revenues	230,527	206,907	685,726	619,430

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,304)	(51,034)	(150,109)	(146,861)
Cost of equipment	(49,576)	(44,153)	(141,553)	(128,543)
Selling and marketing	(25,535)	(23,574)	(73,340)	(68,766)
General and administrative	(41,306)	(30,689)	(119,764)	(103,221)
Depreciation and amortization	(49,076)	(55,820)	(144,461)	(207,667)
Impairment of indefinite-lived intangible assets	(689)	—	(12,043)	—

Total operating expenses	(216,486)	(205,270)	(641,270)	(655,058)
Gains on sale of wireless licenses and operating assets	14,593	532	14,593	532

Operating income (loss)	28,634	2,169	59,049	(35,096)
Interest income	2,991	608	6,070	608
Interest expense	(6,679)	(6,009)	(23,368)	(9,740)
Other income (expense), net	2,352	458	1,027	(138)

Income (loss) before reorganization items and income taxes	27,298	(2,774)	42,778	(44,366)
Reorganization items, net	—	963,156	—	962,444

Income before income taxes	27,298	960,382	42,778	918,078
Income taxes	(10,901)	(2,851)	(17,762)	(6,722)

Net income (loss)	$16,397	$957,531	$25,016	$911,356

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

During the three months ended September 30, 2005, we recorded income tax expense of $10.9 million compared to income tax expense of $2.9 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded income tax expense of $17.8 million compared to income tax expense of $6.7 million for the nine months ended September 30, 2004. Income tax expense for the three and nine months ended September 30, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses and tax-deductible goodwill related to deferred tax liabilities. During the three and nine months ended September 30, 2005, we recorded income tax expense at an effective tax rate of 39.9% and 41.5%, respectively. Despite the fact that we have recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the three and nine months ended September 30, 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for the three and nine months ended September 30, 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We expect to incur tax losses for 2005 due to, among other things, tax deductions associated with the repayment of the 13% senior secured pay-in-kind notes and tax losses and reversals of deferred tax assets associated with the sale of wireless licenses and operating assets. Therefore, we expect to pay only minimal cash taxes for 2005.

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

In connection with their evaluation of our disclosure controls and procedures, our CEO and CFO concluded that certain material weaknesses in our internal control over financial reporting existed: (i) as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments (arising in part in connection with the Company’s now completed bankruptcy proceedings) and the preparation of our income tax provision, and (ii) as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures. For a description of the material weaknesses with respect to staffing and the accounting for income taxes and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in Part I of this report. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

The Company’s CEO and CFO previously concluded that certain control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of December 31, 2004, March 31, 2005 and June 30, 2005. As a result of the material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004, March 31, 2005 and June 30, 2005.

The material weaknesses and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:

Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions.  As of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. Specifically, the

Company has experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time director of its tax function. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

This material weakness contributed to the following control deficiency, which is considered to be a material weakness.

Errors in the Accounting for Income Taxes.  As of September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, the Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004 and the consolidated financial statements for the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

In addition to the material weaknesses related to insufficient staffing and income tax provision preparation, the Company had previously reported in its Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 that it had material weaknesses related to the application of lease-related accounting principles, fresh-start reporting and account reconciliation procedures. These material weaknesses were remediated during the quarter ended June 30, 2005, as reported in the Company’s Quarterly Report on Form 10-Q/A for that quarter.

The Company has performed additional analyses and procedures in order to conclude that its audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A and the Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2005, were presented in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite its material weaknesses, the Company’s audited consolidated financial statements for the years ended December 31, 2005 and 2004, included in its Annual Report on Form 10-K for the year ended December 31, 2005, as well as its unaudited interim financial statements included in this Quarterly Report on Form 10-Q/A and the Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005, reflect all adjustments necessary to state fairly the financial information set forth therein.

     (b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.1.1(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and David B. Davis.
10.1.2(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Robert J. Irving, Jr.
10.1.3(1)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8, 2005, between the Company and Leonard C. Stephens.
10.1.4(1)#	Agreement, dated as of July 8, 2005, between the Company and Harvey P. White.
10.2.1(2)	Amendment No. 1 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.
10.2.2(2)	Amendment No. 2 to the Credit Agreement among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party to the Credit Agreement and Bank of American, N.A., as agent, dated as of July 22, 2005.
10.3.1†**	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement, effective as of October 11, 2005, between Cricket Communications, Inc. and Nortel Networks Inc.
10.3.2†**	Amendment No. 8 to Amended and Restated System Equipment Purchase Agreement, effective as of October 1, 2005, between Cricket Communications, Inc. and Lucent Technologies Inc.
10.4**#	Form of Executive Vice President and Senior Vice President Severance Benefits Agreement.
10.5**	Amendment No. 3 to Credit Agreement by and among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC, dated August 26, 2005.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, as filed with the SEC on July 14, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 22, 2005, as filed with the SEC on July 25, 2005, and incorporated herein by reference.

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