Form 10-Q
period 2006-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2006-05-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on May 8, 2006 was 61,224,279.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2006

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and cash equivalents	$299,976	$293,073
Short-term investments	65,975	90,981
Restricted cash, cash equivalents and short-term investments	10,687	13,759
Inventories	39,710	37,320
Other current assets	35,160	29,237

Total current assets	451,508	464,370
Property and equipment, net	642,858	621,946
Wireless licenses	821,339	821,288
Assets held for sale (Note 7)	15,135	15,145
Goodwill	431,896	431,896
Other intangible assets, net	105,123	113,554
Other assets	35,651	38,119

Total assets	$2,503,510	$2,506,318

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$136,460	$167,770
Current maturities of long-term debt (Note 4)	6,111	6,111
Other current liabilities	53,266	49,627

Total current liabilities	195,837	223,508
Long-term debt (Note 4)	586,806	588,333
Deferred tax liabilities	141,935	141,935
Other long-term liabilities	37,920	36,424

Total liabilities	962,498	990,200

Minority interest	2,463	1,761

Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 61,214,398 and 61,202,806 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	1,494,974	1,490,638
Retained earnings	39,299	21,575
Accumulated other comprehensive income	4,270	2,138

Total stockholders’ equity	1,538,549	1,514,357

Total liabilities and stockholders’ equity	$2,503,510	$2,506,318

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Service revenues	$215,840	$185,981
Equipment revenues	50,848	42,389

Total revenues	266,688	228,370

Operating expenses:
Cost of service (exclusive of items shown separately below)	(55,204)	(50,197)
Cost of equipment	(58,886)	(49,178)
Selling and marketing	(29,102)	(22,995)
General and administrative	(49,582)	(36,035)
Depreciation and amortization	(54,036)	(48,104)

Total operating expenses	(246,810)	(206,509)

Operating income	19,878	21,861
Minority interest in loss of consolidated subsidiary	(75)	—
Interest income	4,194	1,903
Interest expense	(7,431)	(9,123)
Other income (expense), net	535	(1,286)

Income before income taxes and cumulative effect of change in accounting principle	17,101	13,355
Income taxes	—	(5,839)

Income before cumulative effect of change in accounting principle	17,101	7,516
Cumulative effect of change in accounting principle (Note 2)	623	—

Net income	$17,724	$7,516

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.13
Cumulative effect of change in accounting principle	0.01	—

Basic net income per share	$0.29	$0.13

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.12
Cumulative effect of change in accounting principle	0.01	—

Diluted net income per share	$0.29	$0.12

Shares used in per share calculations:
Basic	61,203	60,000

Diluted	61,961	60,236

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net cash provided by operating activities	$38,290	$23,462

Investing activities:
Purchases of property and equipment	(60,894)	(22,720)
Change in prepayments for purchases of property and equipment	4,573	(1,767)
Purchases of and deposits for wireless licenses	(91)	(212,095)
Purchases of investments	(46,865)	(69,025)
Sales and maturities of investments	72,657	83,568
Restricted cash, cash equivalents and short-term investments, net	(50)	407

Net cash used in investing activities	(30,670)	(221,632)

Financing activities:
Proceeds from long-term debt	—	500,000
Repayments of long-term debt	(1,527)	(413,979)
Minority interest	668	—
Issuance of stock	233	—
Payment of debt issuance costs	(91)	(6,781)

Net cash provided by (used in) financing activities	(717)	79,240

Net increase (decrease) in cash and cash equivalents	6,903	(118,930)
Cash and cash equivalents at beginning of period	293,073	141,141

Cash and cash equivalents at end of period	$299,976	$22,211

Supplementary disclosure of cash flow information:
Cash paid for interest	$11,098	$27,142
Cash paid for income taxes	$168	$52

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “Jumptm Mobile” brands. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” Cricket and Jump Mobile services are also offered in certain markets through Alaska Native Broadband 1 License, LLC (“ANB 1 License”), a joint venture in which Cricket indirectly owns a 75% non-controlling interest, through a 75% non-controlling interest in Alaska Native Broadband 1, LLC (“ANB 1”). The Company consolidates its 75% non-controlling interest in ANB 1 (see Note 2).

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the quarter ended March 31, 2006, all of the Company’s revenues and long-lived assets related to operations in the United States.

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

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

Revenues and Cost of Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance are initially recorded as deferred revenues and are recognized as service revenue as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees are allocated to the other elements of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three months ended March 31, 2006 and 2005 totaled $6.2 million and $4.6 million, respectively. Direct costs associated with customer activations are expensed as incurred. Cost of service generally includes direct costs and related overhead, excluding depreciation and amortization, of operating the Company’s networks.

Equipment revenues arise from the sale of handsets and accessories, and activation fees as described above. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as the Company does not yet have sufficient relevant historical experience to establish reliable estimates of returns by such dealers and distributors. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Once the Company believes it has sufficient relevant historical experience for which to establish reliable estimates of returns, it will begin to recognize equipment revenues upon sale to third-party dealers and distributors.

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers and distributors are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage. Customer returns of handsets and accessories have historically been insignificant.

Starting in May 2006, all new and reactivating customers pay for their service in advance, and the Company no longer charges activation fees to new customers.

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

Cost of Equipment.  Cost of equipment includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as lower-of- cost-or-market write-downs associated with excess and damaged handsets and accessories.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property and equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. The Company capitalized $4.4 million of interest to property and equipment during the three months ended March 31, 2006. Starting on January 1, 2006, rental costs incurred during the construction period are recognized as rental expense in accordance with FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Prior to fiscal 2006, such rental costs were capitalized as construction-in-progress.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At March 31, 2006 and December 31, 2005, property and equipment with a net book value of $5.4 million was classified in assets held for sale.

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

Wireless Licenses

Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At March 31, 2006 and December 31, 2005, wireless licenses with a carrying value of $8.2 million were classified in assets held for sale.

Goodwill and Other Intangible Assets

Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At March 31, 2006 and December 31, 2005, intangible assets with a net book value of $1.5 million were classified in assets held for sale.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company conducts its annual tests for impairment during the third quarter of each year. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

Basic and Diluted Net Income Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock awards and warrants calculated using the treasury stock method.

A reconciliation of weighted average shares outstanding used in calculating basic and diluted net income per share is as follows (unaudited) (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Weighted average shares outstanding — basic net income per share	61,203	60,000
Effect of dilutive securities:
Non-qualified stock options	31	9
Restricted stock awards	381	—
Warrants	346	227

Adjusted weighted average shares outstanding — diluted net income per share	61,961	60,236

The number of shares not included in the computation of diluted net income per share because their effect would have been antidilutive totaled 1.3 million for the three months ended March 31, 2006. There were no antidilutive shares for the three months ended March 31, 2005.

Comprehensive Income

Comprehensive income consists of the following (unaudited) (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income	$17,724	$7,516
Other comprehensive income:
Net unrealized holding losses on investments, net of tax	(17)	(46)
Unrealized gains on derivative instruments, net of tax	2,149	—

Comprehensive income	$19,856	$7,470

Components of accumulated other comprehensive income consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)

Net unrealized holding losses on investments, net of tax	$(25)	$(8)
Unrealized gains on derivative instruments, net of tax	4,295	2,146

Accumulated other comprehensive income	$4,270	$2,138

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which establishes the accounting for share-based awards exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS 123R, as required, on January 1, 2006. Prior to fiscal 2006, the Company recognized estimated compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”

The Company adopted SFAS 123R using a modified prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated in prior periods.

Share-based awards outstanding as of January 1, 2006 consist of 2,080,823 nonqualified stock options and 907,254 restricted stock awards. The Company issued 236,606 nonqualified stock options and 35,499 restricted stock awards during the quarter ended March 31, 2006. The Company issued 839,658 nonqualified stock options, net of forfeitures, during the three months ended March 31, 2005. All nonqualified stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant, and all restricted stock awards were granted with an exercise price of $0.0001 per share.

Most of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to vesting. The stock options and restricted stock awards generally vest in full three or five years from the grant date with no interim time-based vesting. In addition, the stock options and restricted stock awards provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. Certain stock options and restricted stock awards include only a service condition, and vest over periods up to approximately three years from the grant date. All share-based awards provide for accelerated vesting if there is a change in control (as defined in the award plan). Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the awards of either three or five years.

During the quarter ended March 31, 2006, the Board of Directors approved the modification of the performance conditions related to fiscal 2006 for all outstanding share-based awards with such performance conditions to take into account changes in business conditions that were not considered when the performance conditions were originally established, including the planned build out of new markets. The performance conditions were originally established and subsequently modified such that they are neither probable nor improbable of achievement. As a result, the modifications of the performance conditions did not result in changes in the expected lives of the awards and, therefore, did not result in changes in the fair value of the awards. The original compensation cost related to the modified awards will continue to be recognized over the requisite service period.

Share-Based Compensation Information under SFAS 123R

The fair value of the Company’s restricted stock awards is based on the grant-date fair market value of the common stock. This was the basis for the intrinsic value method used to measure compensation expense for the restricted stock awards prior to fiscal 2006. The weighted-average grant-date fair value of the restricted common stock was $40.53 per share during the three months ended March 31, 2006.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options under SFAS 123R. This valuation model was previously used for the Company’s pro forma disclosures under SFAS 123. The weighted-average grant-date fair value of employee stock options granted during the three months ended March 31, 2006 was $26.89 per share, which was estimated using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
March 31, 2006

Expected volatility	48%
Expected term (in years)	6.5
Risk-free interest rate	4.53%
Expected dividend yield	—

The determination of the fair value of stock options using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to fiscal 2006 for purposes of the Company’s pro forma information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of future dividend payouts by the Company.

As share-based compensation expense under SFAS 123R is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were accounted for as they occurred in the Company’s pro forma disclosures under SFAS 123. The Company recorded a gain of $0.6 million as a cumulative effect of change in accounting principle related to the change in accounting for forfeitures under SFAS 123R.

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2006 was comprised as follows (unaudited) (in thousands, except per share data):

Three Months Ended
March 31, 2006

Cost of service	$258
Selling and marketing expenses	327
General and administrative expenses	4,141

Share-based compensation expense before tax	4,726
Related income tax benefit	—

Share-based compensation expense, net of tax	$4,726

Net share-based compensation expense per share:
Basic	$0.08

Diluted	$0.08

Prior to fiscal 2006, the restricted stock awards were granted with an exercise price of $0.0001 per share, and therefore, the Company recognized compensation expense associated with the restricted stock awards based on their intrinsic value. No compensation expense was recorded for stock options prior to adopting SFAS No. 123R, because the Company established the exercise price of the stock options based on the fair market value of the underlying stock at the date of grant. Total share-based compensation expense related to all of the Company’s stock options for the three months ended March 31, 2006 was comprised as follows (unaudited) (in thousands, except per share data):

Three Months Ended
March 31, 2006

Share-based compensation expense before tax	$2,446
Related income tax benefit	—

Share-based compensation expense, net of tax	$2,446

Share-based compensation expense per share:
Basic	$0.04

Diluted	$0.04

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

The pro forma effects on net income and earnings per share of recognizing share-based compensation expense under the fair value method required by SFAS 123 was as follows (unaudited) (in thousands, except per share data):

Three Months Ended
March 31, 2005

As reported net income	$7,516
Less pro forma compensation expense, net of tax	(1,526)

Pro forma net income	$5,990

Basic net income per share:
As reported	$0.13

Pro forma	$0.10

Diluted net income per share:
As reported	$0.12

Pro forma	$0.10

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock options was amortized on a straight-line basis over the maximum vesting period of the awards of generally three or five years.

The weighted-average fair value per share on the grant date for stock options granted during the three months ended March 31, 2005 was $18.85, which was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Three Months Ended
March 31, 2005

Expected volatility	87%
Expected term (in years)	5.4
Risk-free interest rate	3.48%
Expected dividend yield	—

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)

Property and equipment, net:
Network equipment	$707,974	$654,993
Computer equipment and other	47,989	38,778
Construction-in-progress	139,186	134,929

	895,149	828,700
Accumulated depreciation	(252,291)	(206,754)

	$642,858	$621,946

Accounts payable and accrued liabilities:
Trade accounts payable	$73,675	$117,140
Accrued payroll and related benefits	18,225	13,185
Other accrued liabilities	44,560	37,445

	$136,460	$167,770

Other current liabilities:
Accrued property taxes	$6,634	$6,536
Accrued sales, telecommunications and other taxes payable	12,379	15,745
Deferred revenue	28,585	21,391
Other	5,668	5,955

	$53,266	$49,627

Note 4.	Long-Term Debt

Long-term debt as of March 31, 2006 consists of a senior secured credit agreement (the “Credit Agreement”), which includes $600 million of fully-drawn term loans and an undrawn $110 million revolving credit facility available until January 2010. Under the Credit Agreement, the term loans bear interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under $500 million of the term loans must be repaid in 20 quarterly payments of $1.25 million each, which commenced on March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. Outstanding borrowings under $100 million of the term loans must be repaid in 18 quarterly payments of approximately $278,000 each, which commenced on September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010.

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

At March 31, 2006, the effective interest rate on the term loans was 6.8%, including the effect of interest rate swaps, and the outstanding indebtedness was $592.9 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, in April 2005 the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $5.7 million fair value of the swap agreements at March 31, 2006 was recorded in other assets in the consolidated balance sheet with a corresponding increase in other comprehensive income, net of tax.

Note 5.	Income Taxes

The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimate of the annual effective tax rate for the full fiscal year. The Company determines the annual effective tax rate based upon its estimated annual income from continuing operations, excluding unusual or infrequently occurring items. Significant management judgment is required in projecting the Company’s annual income and determining its annual effective tax rate. The Company provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards.

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, to determine the need for a valuation allowance, including the Company’s historical operating losses. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses and tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” future decreases in the valuation allowance established in fresh-start accounting will be accounted for as a reduction in goodwill, rather than as a reduction of tax expense.

The Company’s projected deferred tax expense for the full year 2006 consists of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Since the Company projects a pre-tax loss and income tax expense for the full year, the estimated annual effective tax rate is negative. No income tax expense has been recorded in the first quarter of 2006, since the application of the negative tax rate to pre-tax income would result in a tax benefit for the quarter that would be reversed in subsequent quarters.

Note 6.	Employee Stock Benefit Plans

Stock Option Plan

The Company’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (“the 2004 Plan”) allows for the grant of stock options, restricted common stock and deferred stock units to employees, independent directors and consultants. A total of 4,800,000 shares of common stock were initially reserved for issuance under the 2004 Plan. A total of 1,537,889 shares of common stock are available for issuance under the 2004 Plan as of March 31, 2006. The stock options are exercisable for up to 10 years from the grant date.

A summary of stock option transactions follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in thousands)

Outstanding at December 31, 2005	1,892	$28.94
Options granted	237	40.50
Options forfeited	(48)	31.58
Options exercised	—	—

Outstanding at March 31, 2006	2,081	$30.20	9.21	$27,491

Exercisable at March 31, 2006	76	$26.50	8.95	$1,291

A summary of nonvested restricted common stock follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Nonvested at December 31, 2005	895	$28.56
Shares granted	35	40.53
Shares forfeited	(23)	28.75
Shares vested	—	—

Nonvested at March 31, 2006	907	$29.03

No stock options or restricted common stock vested during the three months ended March 31, 2006. At March 31, 2006, total unrecognized estimated compensation cost related to nonvested stock options and restricted stock awards granted prior to that date was $26.7 million and $16.7 million, respectively, which is expected to be recognized over weighted-average periods of 3.1 and 2.4 years, respectively. No share-based compensation cost was capitalized as part of inventory and fixed assets prior to fiscal 2006 or during the three months ended March 31, 2006. No stock options were exercised during the three months ended March 31, 2006.

Upon option exercise, the Company issues new shares of stock. The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Additional information about stock options outstanding at March 31, 2006 follows (number of shares in thousands):

	Exercisable		Total
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
Exercise Prices	Shares	Price	Shares	Price

Less than $35.00	76	$26.50	1,827	$28.79
Above $35.00	—	—	254	40.33

Total outstanding	76	$26.50	2,081	$30.20

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares of common stock under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan. A total of 791,970 shares of common stock remain available for issuance under the ESP Plan as of March 31, 2006. The current offering period under the ESP Plan is from January 1, 2006 through June 30, 2006. Compensation expense related to the ESP Plan is insignificant.

Note 7.	Significant Acquisitions and Dispositions

In November 2005, the Company signed an agreement to sell its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets in exchange for $28.5 million and an equity interest in a new joint venture company which owns a wireless license in the Portland, Oregon market. The Company also agreed to contribute to the joint venture approximately $25 million and two wireless licenses and related operating assets in Eugene and Salem, Oregon to increase its non-controlling equity interest in the joint venture to 73.3%. The Company received the final FCC consent required for these transactions on April 26, 2006. Completion of these transactions is subject to customary closing conditions, including third party consents. The aggregate carrying value of the Toledo and Sandusky licenses of $8.2 million, property and equipment with a net book value of $5.4 million and intangible assets with a net book value of $1.5 million have been classified in assets held for sale in the consolidated balance sheets as of March 31, 2006 and December 31, 2005.

On March 1, 2006, a wholly owned subsidiary of Cricket, Cricket Licensee (Reauction), Inc., entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses.

On May 9, 2006, the Company entered into a license swap agreement, whereby it will exchange its wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York. Completion of this transaction is subject to customary closing conditions, including FCC approval.

Note 8.	Commitments and Contingencies

Although the Company’s plan of reorganization became effective and the Company emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million U.S. dollars as of May 5, 2006) asserted by the Australian government against Leap remains pending in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered). The Company has objected to this claim and is seeking to resolve it through appropriate court proceedings. The Company does not believe that the resolution of this claim will have a material adverse effect on its consolidated financial statements.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in Leap’s consolidated financial statements as of March 31, 2006 and December 31, 2005 related to these contingencies.

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

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, certain equipment, and sites for towers, equipment and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at March 31, 2006 (in thousands):

Year Ended December 31:

Remainder of 2006	$39,239
2007	42,300
2008	40,119
2009	38,248
2010	37,299
Thereafter	169,362

Total	$366,567

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of Leap’s future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	our ability to comply with the covenants in our senior secured credit facilities;

•	our ability to attract, motivate and retain an experienced workforce;

•	failure of our network systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

Our Business.  We and Alaska Native Broadband 1 License, LLC, or ANB 1 License, offer wireless voice and data services under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check, and our new Jump Mobile service offers customers a per-minute prepaid service. At March 31, 2006, Cricket and Jump Mobile services were offered in 20 states in the U.S. and had approximately 1,779,000 customers. As of March 31, 2006, we and ANB 1 License owned wireless licenses covering a total of 70.0 million potential customers, or POPs, in the aggregate, and our networks in our operating markets covered approximately 29.0 million POPs. We are currently building out and launching the new markets that we and ANB 1 License have acquired, and we anticipate that our combined network footprint will cover over 42 million POPs by the end of 2006. ANB 1 License is a wholly owned subsidiary of Alaska Native Broadband 1 LLC, or ANB 1, an entity in which we own a 75% non-controlling interest.

Our premium Cricket service plan, which is our most popular service plan, offers customers unlimited local and domestic long distance service from their Cricket service area combined with unlimited use of multiple calling features and messaging services for a flat rate of $45 per month. We also offer a basic service plan which allows customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area for $35 per month and an intermediate service plan which also includes unlimited long distance service for $40 per month. In 2005 we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. During the last two years, we have added instant text messaging, multimedia (picture) messaging, games and our “Travel Timetm” roaming option to our product portfolio, and we anticipate launching new usage-based data platforms and services in 2006 to better meet our customer needs.

We believe that our business model can be expanded successfully into adjacent and new markets because we offer a differentiated service and attractive value proposition to our customers at costs significantly lower than most of our competitors. The principle actions that we have taken include:

•	In 2005 we acquired four wireless licenses in the FCC’s Auction #58 covering 11.3 million POPs and ANB 1 License acquired nine licenses covering 10.2 million POPs.

•	In August 2005 we launched service in our newly acquired Fresno, California market to form a cluster with our existing Modesto and Visalia, California markets, which doubled our Central Valley network footprint to 2.4 million POPs.

•	In November 2005 we entered into a series of agreements with CSM Wireless, LLC and the controlling members of WLPCS Management, LLC to obtain a 73.3% non-controlling equity interest in LCW Wireless, LLC, or LCW Wireless, which currently holds a license for the Portland, Oregon market. We have agreed to contribute our existing Eugene and Salem, Oregon markets to LCW Wireless to create a new Oregon market cluster covering 3.2 million POPs. Completion of this transaction is subject to customary closing conditions, including third party consents.

•	In March 2006 a wholly owned subsidiary of Cricket, Cricket Licensee (Reauction), Inc., entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses.

We are currently seeking additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the upcoming Auction #66), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures. Any large scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we may experience higher operating expenses for a period of time as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any licenses that we acquire in Auction #66, would negatively impact our earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for these periods in which we incur such capital expenditures and increased operating expenses.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at March 31, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We also intend to generate additional liquidity in connection with Auction #66. See “Liquidity and Capital Resources” below.

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

Results of Operations

Financial Performance

The following table presents the condensed consolidated statement of operations data for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Service revenues	$215,840	$185,981
Equipment revenues	50,848	42,389

Total revenues	266,688	228,370

Operating expenses:
Cost of service (exclusive of items shown separately below)	(55,204)	(50,197)
Cost of equipment	(58,886)	(49,178)
Selling and marketing	(29,102)	(22,995)
General and administrative	(49,582)	(36,035)
Depreciation and amortization	(54,036)	(48,104)

Total operating expenses	(246,810)	(206,509)

Operating income	19,878	21,861
Minority interest in loss of consolidated subsidiary	(75)	—
Interest income	4,194	1,903
Interest expense	(7,431)	(9,123)
Other income (expense), net	535	(1,286)

Income before income taxes and cumulative effect of change in accounting principle	17,101	13,355
Income taxes	—	(5,839)

Income before cumulative effect of change in accounting principle	17,101	7,516
Cumulative effect of change in accounting principle	623	—

Net income	$17,724	$7,516

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

At March 31, 2006, we and ANB 1 had approximately 1,779,000 customers compared to approximately 1,615,000 customers at March 31, 2005. Gross customer additions during the three months ended March 31, 2006 and 2005 were approximately 278,000 and 201,000, respectively, and net customer additions during these periods were approximately 110,000 and 45,000 respectively. The weighted average number of customers during the three months ended March 31, 2006 and 2005 was approximately 1,718,000 and 1,588,000, respectively. At March 31, 2006, the total potential customer base covered by our combined networks in our operating markets was approximately 29.0 million.

During the three months ended March 31, 2006, service revenues increased $29.9 million, or 16%, compared to the corresponding period of the prior year. This increase resulted from a higher average number of customers and higher average revenues per customer compared with the corresponding period of the prior year. The higher average revenues per customer primarily reflects increased customer adoption of our higher-value, higher-priced service offerings.

During the three months ended March 31, 2006, equipment revenues increased $8.5 million, or 20%, compared to the corresponding period of the prior year. The increase resulted from an increase in handset sales of 28%, partially offset by lower net revenue per handset sold due to increased promotional costs associated with bundling the first month of service with the initial handset price for new customer additions.

During the three months ended March 31, 2006, cost of service increased $5.0 million, or 10%, compared to the corresponding period of the prior year. The increase was primarily attributable to increases of $3.5 million in variable product usage costs and $1.5 million in site lease costs related mainly to the build out and launch of our new markets. During 2006, we expect network costs to increase significantly as we build out infrastructure for our new markets, as we add customers and as customer adoption and usage of our value-added services increases.

Cost of equipment for the three months ended March 31, 2006 increased by $9.7 million, or 20%, compared to the corresponding period of the prior year. The increase consisted of $12.2 million in costs associated with higher handset sales volumes, partially offset by a $1.4 million reduction in costs to support our handset replacement programs for existing customers and a $1.4 million reduction due to a lower average cost per handset sold.

During the three months ended March 31, 2006, selling and marketing expenses increased by $6.1 million, or 27%, compared to the corresponding period of the prior year. The increase consisted primarily of increases of $2.1 million in media and advertising costs and $4.0 million in labor and related costs, partially to support our new market launches in the first quarter of 2006.

During the three months ended March 31, 2006, general and administrative expenses increased $13.5 million, or 38%, compared to the corresponding period of the prior year. The increase was primarily due to increases of $5.7 million in labor and related costs, $4.1 million in stock-based compensation expense and $2.6 million in professional services.

During the three months ended March 31, 2006, we adopted FASB Statement No. 123R and recorded stock-based compensation expense of $4.7 million, of which $4.1 million was recorded in general and administrative expenses, $0.3 million in selling and marketing expenses and $0.3 million in cost of service. In addition, we recorded a gain of $0.6 million as a cumulative effect of change in accounting principle related to the adoption of SFAS 123R. No share-based compensation expense was recorded during the three months ended March 31, 2005.

During the three months ended March 31, 2006, depreciation and amortization expense increased $5.9 million, or 12%, compared to the corresponding period of the prior year. The increase was due primarily to the build-out and operation of new markets and the upgrade of network assets in our other markets since the first quarter of fiscal 2005. As a result of the build-out and operation of our planned new markets, we expect a significant increase in depreciation and amortization expense in subsequent quarters.

During the three months ended March 31, 2006, interest income increased $2.3 million, or 120%, compared to the corresponding period of the prior year. The increase was primarily due to an increase in the average cash and cash equivalents and investment balances as we generate positive and increasing cash flow from operations.

During the three months ended March 31, 2006, interest expense decreased $1.7 million, or 19%, compared to the corresponding period of the prior year. The decrease in interest expense resulted primarily from the capitalization of interest of $4.4 million during the first quarter of fiscal 2006. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets. At March 31, 2006, the effective interest rate on our $600 million of outstanding term loans was 6.8%, including the effect of interest rate swaps described below. We expect that interest expense will increase significantly in subsequent quarters of 2006 due to our planned financing activities. See “Liquidity and Capital Resources” below.

During the three months ended March 31, 2006, we recorded no income tax expense compared to income tax expense of $5.8 million for the three months ended March 31, 2005. Income tax expense for the full year 2006 is projected to consist primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. We do not expect to release fresh-start related valuation allowances in 2006. The resulting estimate of our annual effective tax rate for fiscal 2006 is then applied to pre-tax income (loss) for each quarterly period to arrive at the provision for income taxes for the quarter. Because we are projecting a pre-tax loss for fiscal 2006, yet also projecting income tax expense for fiscal 2006, the estimated annual effective tax rate for the year is negative. No income tax expense has been recorded in the first quarter of 2006, since the application of the negative tax rate to pre-tax income would result in a tax benefit for the quarter that would be reversed in subsequent quarters. We expect to pay only minimal cash taxes for fiscal 2006.

During the three months ended March 31, 2005, we recorded income tax expense at an effective tax rate of 43.7%. Despite the fact that we have recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the first quarter of fiscal 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for the quarter was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes.

Net income for the first quarter of 2006 was $17.7 million, or $0.29 per diluted share, compared to net income of $7.5 million, or $0.12 per diluted share, for the first quarter of 2005. We expect net income to decrease in the subsequent quarters of 2006, and we expect to realize a net loss for the full year 2006, due mainly to our new market launches and expenses associated with our financing activities.

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

CPGA is selling and marketing costs (excluding applicable stock-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. Costs unrelated to initial customer acquisition include the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.

CCU is cost of service and general and administrative costs (excluding applicable stock-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which include the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the weighted average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month that they are disconnected; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

ARPU	$41.87	$39.03
CPGA	$130	$128
CCU	$19.57	$18.94
Churn	3.3%	3.3%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	March 31,
	2006	2005

Selling and marketing expense	$29,102	$22,995
Less stock-based compensation expense included in selling and marketing expense	(327)	—
Plus cost of equipment	58,886	49,178
Less equipment revenue	(50,848)	(42,389)
Less net loss on equipment transactions unrelated to initial customer acquisition	(521)	(4,012)

Total costs used in the calculation of CPGA	$36,292	$25,772
Gross customer additions	278,370	201,467

CPGA	$130	$128

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	March 31,
	2006	2005

Cost of service	$55,204	$50,197
Plus general and administrative expense	49,582	36,035
Less stock-based compensation expense included in cost of service and general and administrative expense	(4,399)	—
Plus net loss on equipment transactions unrelated to initial customer acquisition	521	4,012

Total costs used in the calculation of CCU	$100,908	$90,244
Weighted-average number of customers	1,718,349	1,588,372

CCU	$19.57	$18.94

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $110 million revolving credit facility (which was undrawn at March 31, 2006). At March 31, 2006, we had a total of $366.0 million in unrestricted cash, cash equivalents and short-term investments. We currently are seeking to replace our existing $710 million senior secured credit facility with a new senior secured credit facility consisting of a term loan of up to $900 million and a revolving credit facility of up to $200 million. From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We believe that our existing unrestricted cash, cash equivalents and short-term investments, liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our existing business, including the build-out and launch of the wireless licenses that we and ANB 1 License acquired in Auction #58 and the acquisition of the wireless licenses that we have agreed to acquire in North Carolina, South Carolina and Rochester, New York.

We also expect that we will use a portion of the expected proceeds from the term loan under our new senior secured facility to finance the build-out and initial operating costs for our pending license acquisitions in North Carolina, South Carolina and Rochester, New York. We do not intend to commence the build-out of any of these licenses until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with any such license.

We are seeking opportunities to enhance our current market clusters and expand into new geographic markets by acquiring additional spectrum. From time to time, we may purchase spectrum and related assets from third parties, such as our pending license acquisitions in North Carolina, South Carolina and Rochester, New York. We also plan to participate as a bidder in Auction #66, and may participate directly and with other entities. In our recent purchases of wireless licenses, we have focused on areas that we believe present attractive growth prospects for our service offering based on an analysis of demographic, economic and other factors. We also believe that we have been financially disciplined with respect to prices we were willing to pay for such licenses. We expect to employ a similar approach to target markets and acquisition prices with respect to our potential purchases of licenses in Auction #66. See “Our Plans for Auction #66” below.

In anticipation of our participation in Auction #66, we intend to expand our access to sources of capital. As noted above, we are currently seeking to replace our existing $710 million senior secured credit facility with a new senior secured credit facility, which we expect will result in up to approximately $200 million of additional term loan proceeds that would be available to finance purchases of licenses in Auction #66 and/or the related build-out and initial operating costs for such licenses. Furthermore, we have announced our intention to conduct a forward equity sale of approximately $250.0 million of our common stock in connection with an underwritten public offering of common stock. If the forward sale agreements are physically settled, then we will receive up to $250.0 million in gross proceeds from the sale of common stock upon settlement of the forward sale agreements, with the number of shares delivered at the settlement date, and thus the net proceeds from such sale, determined at the discretion of our management generally within 12 months after completion of the expected offering. If the forward sale agreements are not physically settled, then depending on the price of Leap common stock at the time of settlement and the relevant settlement method, we may receive no proceeds from the settlement of the forward sale agreements.

We also are in discussions to obtain a bridge loan which would allow us to borrow additional capital, as needed, to finance the purchase of licenses in Auction #66 and/or the related build-out and initial operating costs of such licenses. We currently expect to obtain commitments for approximately $600 million under the bridge loan (or, if our proposed forward equity sale is not completed prior to the commencement of Auction #66, approximately $850 million under the bridge loan). However, depending on the prices of licenses in the auction, especially if license prices are attractive, we may seek additional capital to purchase licenses by expanding the bridge loan or through other borrowings. Although we anticipate that our new senior secured credit facility will permit us to incur up to $1.2 billion of unsecured debt which could be used for the bridge loan, we currently expect to only obtain commitments in the range of amounts noted above. Following the completion of Auction #66, when the capital requirements associated with our auction activity will be clearer, we expect to repay the bridge loan with proceeds from one or more offerings of unsecured debt securities, convertible debt securities and/or equity securities, although we cannot assure you that the financing will be available to us on acceptable terms or at all.

We do not intend to bid on licenses in Auction #66 unless we have access to funds to pay the full purchase price for such licenses. Depending on which licenses, if any, we ultimately acquire in Auction #66, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with such licenses. However, we generally will not commence the build-out of any individual license until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with such license.

We cannot assure you that our bidding strategy will be successful in Auction #66 or that spectrum in the auction that meets our internally developed criteria for strategic expansion will be available to us at acceptable prices. Accordingly, we may not utilize all or a significant portion of the anticipated additional financing described above.

Cash Flows

Cash provided by operating activities was $38.3 million during the three months ended March 31, 2006 compared to $23.5 million during the three months ended March 31, 2005. The increase was primarily attributable to higher net income (net of depreciation and amortization expense and non-cash stock-based compensation expense) in the three months ended March 31, 2006, the timing of payments on accounts payable, and to interest payments on Cricket’s 13% senior secured pay-in-kind notes and FCC debt made in the three months ended March 31, 2005.

Cash used in investing activities was $30.7 million during the three months ended March 31, 2006 compared to $221.6 million during the three months ended March 31, 2005. This decrease was due primarily to a decrease in payments by subsidiaries of Cricket and ANB 1 License for the purchase of wireless licenses totaling $212.0 million and a net decrease in the purchase of investments of $11.2 million, partially offset by an increase in purchases of property and equipment of $38.2 million.

Cash used in financing activities was $0.7 million during the three months ended March 31, 2006 compared to cash provided by financing activities of $79.2 million during the three months ended March 31, 2005. This decrease was due primarily to a decrease in borrowings under the term loan of $500 million, partially offset by a decrease in the payments on Cricket’s 13% senior secured pay-in-kind notes, FCC debt and term loan of $412.5 million and a decrease in the payment of debt issuance costs of $6.7 million.

Secured Credit Facility

Long-term debt as of March 31, 2006 consists of our senior secured credit agreement (the “Credit Agreement”), which includes $600 million of fully-drawn term loans and an undrawn $110 million revolving credit facility available until January 2010. Under the Credit Agreement, the term loans bear interest at the London Interbank Offered Rate (LIBOR) plus 2.5 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.5 percent, as selected by Cricket. Outstanding borrowings under $500 million of the term loans must be repaid in 20 quarterly payments of $1.25 million each, which commenced on March 31, 2005, followed by four quarterly payments of $118.75 million each, commencing March 31, 2010. Outstanding borrowings under $100 million of the term loans must be repaid in 18 quarterly payments of approximately $278,000 each, which commenced on September 30, 2005, followed by four quarterly payments of $23.75 million each, commencing March 31, 2010.

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

At March 31, 2006, the effective interest rate on the term loans was 6.8%, including the effect of interest rate swaps, and the outstanding indebtedness was $592.9 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness. In accordance with this requirement, in April 2005 the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $5.7 million fair value of the swap agreements at March 31, 2006 was recorded in other assets in the consolidated balance sheet with a corresponding increase in other comprehensive income, net of tax.

As described above, we currently intend to increase the size of our term loan and revolving credit facility by up to $300 million and $90 million, respectively, in anticipation of our participation in Auction #66.

Capital Expenditures and Other Asset Acquisitions and Dispositions

2006 Capital Expenditures

During the three months ended March 31, 2006, we and ANB 1 incurred approximately $60.9 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless networks, (ii) costs associated with the build-out of markets covered by licenses acquired in Auction #58, (iii) costs incurred by ANB 1 License in connection with the build-out of licenses ANB 1 License acquired in Auction #58, and (iv) expenditures for EV-DO technology. We and ANB 1 currently expect to incur between $430 million and $500 million in capital expenditures, including capitalized interest, for the year ending December 31, 2006. We may revise our estimate of capital expenditures for 2006 in the coming quarters, after our proposed financing activities are completed and depending on the timing of our pending purchases of spectrum in the Carolinas and Rochester, New York and the potential launch of some of our markets ahead of schedule.

Auction #58 Properties and Build-Out

We currently expect to launch commercial operations in the markets covered by the licenses we have acquired as a result of Auction #58. Pursuant to a management services agreement, we are also providing services to ANB 1 License with respect to the build-out and launch of the licenses it acquired in connection with Auction #58. Under our senior secured credit facility with ANB 1 License, as amended, we have committed to loan ANB 1 License up to $225.8 million in additional funds to finance the build-out and launch of its networks and working capital requirements, of which $123.8 million was drawn at March 31, 2006. Under Cricket’s Credit Agreement, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License. See “Item 1. Business-Arrangements with Alaska Native Broadband” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our arrangements with Alaska Native Broadband.

Significant Acquisitions and Dispositions

In November 2005, we signed an agreement to sell our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets in exchange for $28.5 million and an equity interest in LCW Wireless, a designated entity which owns a wireless license in the Portland, Oregon market. We also agreed to contribute to the joint venture approximately $25 million and two wireless licenses and related operating assets in Eugene and Salem, Oregon, which would increase our non-controlling equity interest in LCW Wireless to 73.3%. We received the final FCC consent required for these transactions on April 26, 2006. Completion of these transactions is subject to customary closing conditions, including third party consents. Although we expect to satisfy these other conditions, we cannot assure you that they will be satisfied. See “Item 1. Business — Arrangements with LCW Wireless” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our arrangements with LCW Wireless.

On March 1, 2006, Cricket Licensee (Reauction), Inc. entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses. Although we expect to receive such approvals and order and to satisfy the other conditions, we cannot assure you that such approvals and order will be granted or that the other conditions will be satisfied.

On May 9, 2006, we entered into a license swap agreement, whereby we will exchange our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York. This new Rochester, New York market will form a new market cluster with our existing Buffalo-Niagara Falls and Syracuse markets in upstate New York. Completion of this transaction is subject to customary closing conditions, including FCC approval. Although we expect to receive such approval and satisfy the other conditions, we cannot assure you that such approval will be granted or that the other conditions will be satisfied.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2006.

Our Plans for Auction #66

We are seeking opportunities to enhance our current market clusters and expand into new geographic markets by acquiring additional spectrum. As a result, we plan to participate (directly and/or by partnering with another entity) as a bidder in Auction #66. We expect to employ a focused and disciplined approach to our potential purchases of licenses in Auction #66.

We have recently announced a purchase of spectrum at prices substantially below the prices at which the spectrum had been sold previously. We have also chosen to forego purchasing spectrum in markets that, although they possessed many of the characteristics of our most successful markets, were priced too aggressively to fit well within our strategy. As we have in the past, we expect to be a disciplined bidder in Auction #66 and to limit the prices we are willing to pay for licenses to amounts at which we believe we can earn at least our targeted return on our investments in licenses and the associated build-out and initial operating costs.

We cannot assure you that our bidding strategy will be successful in Auction #66 or that spectrum in the auction that meets our internally developed criteria for strategic expansion will be available to us at acceptable prices. In anticipation of our participation in Auction #66, we currently intend to expand our access to sources of capital to finance purchases of licenses and/or the related build-out and initial operating costs for such licenses. Although we are seeking to have access to approximately $1,050 million in additional capital for Auction #66 through a combination of additional secured debt, bridge loans and forward or current sales of our common stock, we cannot assure you that such funds will be available to us on acceptable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:  As of March 31, 2006, we had $592.9 million in outstanding floating rate debt under our secured Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The terms of our Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness. In accordance with this requirement, we entered into interest rate swap agreements with respect to $250 million of our indebtedness in April 2005, and with respect to an additional $105 million of our indebtedness in July 2005. The swap agreements effectively fix the interest rate on $250 million of our indebtedness at 6.7% through June 2007, and on $105 million of our indebtedness at 6.8% through June 2009.

As of March 31, 2006, net of the effect of the interest rate swap agreements described above, our outstanding floating rate indebtedness totaled $237.9 million. The primary base interest rate is the three month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $2.4 million.

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

Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that two control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of March 31, 2006. As a result of these material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

In light of these material weaknesses, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended December 31, 2005 as well as its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were fairly stated in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite the Company’s material weaknesses, the Company’s consolidated financial statements for the year ended December 31, 2005 as well as its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles.

The material weaknesses and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:

Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions.  The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. The Company has also experienced staff turnover, and as a result, has experienced a lack of knowledge transfer to new employees within its accounting, financial reporting and tax functions. In addition, the Company does not have a full-time leader of its tax function. This control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Company has taken the following actions to remediate the material weakness related to insufficient staffing in its accounting, financial reporting and tax functions:

•	The Company hired a new vice president, chief accounting officer in May 2005. This individual is a certified public accountant with over 19 years of experience as an accounting professional, including over 14 years of public accounting experience with Pricewaterhouse Coopers, LLP. He possesses a strong background in technical accounting and the application of generally accepted accounting principles.

•	The Company has hired a number of key accounting personnel since February 2005 that are appropriately qualified and experienced to identify and apply technical accounting literature, including several new directors and managers.

Based on the new leadership and management in the accounting department and on its identification of certain of the historical errors in the Company’s accounting for income taxes and the timely completion of this Quarterly Report on Form 10-Q, the Company believes that it has made substantial progress in addressing this material weakness as of March 31, 2006. However, the material weakness was not yet remediated as of such date. The Company expects that this material weakness will be fully remediated once it has filled the remaining key open management positions, including a full-time tax department leader, with qualified personnel and those personnel have had sufficient time in their positions.

This material weakness contributed to the following control deficiency, which is considered to be a material weakness.

Errors in the Accounting for Income Taxes.  The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the five months ended December 31, 2004, the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. This control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Company has taken the following actions to remediate the material weakness related to its accounting for income taxes:

•	The Company has initiated a search for a qualified full-time tax department leader and continues to make this a priority. The Company has been actively recruiting for this position for several months, but has experienced difficulty in finding qualified applicants. Nevertheless, the Company is striving to fill the position as soon as possible.

•	As part of its 2005 annual income tax provision, the Company improved its internal control over income tax accounting to establish detailed procedures for the preparation and review of the income tax provision, including review by the Company’s chief accounting officer.

•	The Company used experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company’s income tax provision for the quarter ended March 31, 2006 and the year ended December 31, 2005, and will continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs. The Company recognizes, however, that a full-time tax department leader with appropriate tax accounting expertise is important for the Company to maintain effective internal controls on an ongoing basis.

•	As a result of the remediation initiatives described above, the Company identified certain of the errors that gave rise to the restatements of the consolidated financial statements for deferred income taxes.

The Company expects that the material weakness related to its accounting for income taxes will be remediated once it has hired a full-time leader of the tax department, that person has had sufficient time in his or her position, and the Company demonstrates continued accurate and timely preparation of its income tax provisions.

     (b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2006. There have been no material developments in the status of those legal proceedings during the three months ended March 31, 2006 except as noted in the following paragraph with respect to outstanding bankruptcy claims.

Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million U.S. dollars as of May 5, 2006) asserted by the Australian government against Leap remains pending in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered). We have objected to this claim and are seeking to resolve it through appropriate court proceedings. We do not believe that the resolution of this claim will have a material adverse effect on our consolidated financial statements.

We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002 and $483.3 million for the year ended December 31, 2001. Although we had net income of $30.0 million and $17.7 million for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

If We Experience High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, our handset or service offerings, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures, including ANB 1 and LCW Wireless, That We Do Not Control.

In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary was awarded certain licenses in Auction #58. In November 2005, we entered into an agreement pursuant to which we will acquire a 73.3% non-controlling interest in LCW Wireless, which owns a wireless license for the Portland, Oregon market and to which we expect to contribute two wireless licenses and our operating assets in Eugene and Salem, Oregon. Both ANB 1 License and LCW Wireless hold these wireless licenses as very small business “designated entities” under the FCC’s rules. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partner in ANB 1 and we plan to have similar agreements in connection with future joint venture arrangements we may enter into that are intended to allow us to actively participate in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future rights to acquire the assets (including wireless licenses) of, such entity.

The FCC recently implemented rules changes aimed at addressing alleged abuses of its designated entity program, and has sought comment on further rule changes. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business size tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint venture with ANB 1 and proposed joint venture with LCW Wireless, the scope and applicability of these rule changes to such current designated entity structures remains in flux, and parties have already begun to seek reconsideration by the agency of its rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

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

In addition, some of our competitors are able to offer their customers roaming services on a nationwide basis and at lower rates. We currently offer roaming services on a prepaid basis. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase, as well as their bargaining power as wholesale providers of roaming services. For example, in connection with the offering of our “Travel Time” roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

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

In connection with their evaluations of our internal controls and procedures, our CEO and CFO have concluded that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments and the preparation of our income tax provision, and as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures.

Although we are engaged in remediation efforts with respect to the material weaknesses related to staffing levels and income tax provision preparation, the existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in Part I of this report. We cannot assure you that we will be able to remediate these material weaknesses in a timely manner.

Our Internal Control Over Financial Reporting Was Not Effective as of December 31, 2005, and Our Business May Be Adversely Affected if We Are Not Able to Implement Effective Control Over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment. We were required to comply with Section 404 of the Sarbanes-Oxley Act in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We conducted a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. The standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment identified the need for remediation of some aspects of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to material weaknesses related to staffing levels and preparation of our income tax provision as described in “Item 4. Controls and Procedures” in Part I of this report. Our management concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. If we are unable to implement effective control over financial reporting, investors could lose confidence in our reported financial information and the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business.

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including those owned by ANB 1 License and LCW Wireless and any licenses we may acquire in Auction #66 or from third parties, into new markets that complement our clustering strategy or provide strategic expansion opportunities. Large scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we may experience higher operating expenses for a period of time as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any licenses that we may acquire in Auction #66, would negatively impact our earnings, OIBDA and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks. Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and strategic expansion strategies, and could have a material adverse effect on our results of operations and financial condition.

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

Our Indebtedness Could Adversely Affect Our Financial Health.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2006, our total outstanding indebtedness under our secured credit facility was $592.9 million. We also had $110 million available for borrowing under our revolving credit facility (which forms part of our secured credit facility). We plan to raise additional funds in the future, and we expect to obtain much of such capital through debt financing. The existing indebtedness under our secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because our indebtedness under our secured credit facility bears interest at a variable rate. For a description of our secured credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Credit Facility.”

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.

We may incur substantial additional indebtedness in the future. To increase our flexibility to engage in strategic market expansion, including through participation in the upcoming Auction #66, we currently intend to raise additional funds by increasing the size of the term loan by up to $300 million and by increasing the revolving credit facility under our secured credit facility by up to $90 million.

We also are in discussions to obtain a bridge loan which would allow us to borrow additional capital, as needed, to finance the purchase of licenses in Auction #66 and/or the related build-out and initial operating costs of such licenses. We currently expect to obtain commitments for approximately $600 million under the bridge loan (or, if our proposed forward equity sale is not completed prior to the commencement of Auction #66, approximately $850 million under the bridge loan). However, depending on the prices of licenses in the auction, especially if license prices are attractive, we may seek additional capital to purchase licenses by expanding the bridge loan or through other borrowings. Although we anticipate that our new senior secured credit facility will permit us to incur up to $1.2 billion of unsecured debt which could be used for the bridge loan, we currently expect to obtain commitments in the range of amounts noted above. Following the completion of Auction #66, when the capital requirements associated with our auction activity will be clearer, we expect to repay the bridge loan with proceeds from one or more offerings of unsecured debt securities, convertible debt securities and/or equity securities, although we cannot assure you that the financing will be available to us on acceptable terms or at all.

We do not intend to bid on licenses in Auction #66 unless we have access to funds to pay the full purchase price for such licenses. Depending on which licenses, if any, we ultimately acquire in Auction #66, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with such licenses. However, we generally will not commence the build-out of any individual license until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with such license.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Furthermore, any licenses that we acquire in Auction #66 and the subsequent build-out of the networks covered by those licenses may significantly reduce our free cash flow, increasing the risk that we may not be able to service our indebtedness.

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

Covenants in Our Secured Credit Agreement and Other Credit Agreements or Indentures that we may Enter Into in the Future May Limit Our Ability to Operate Our Business.

Under our senior secured credit agreement, referred to in this prospectus as the “Credit Agreement,” we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt or equity, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to financial covenants which include a minimum interest coverage ratio, a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. The restrictions in our Credit Agreement could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. Our failure to timely file our Annual Report on Form 10-K for fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 constituted defaults under our Credit Agreement, and the restatement of certain of the historical consolidated financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 may have constituted a default under our Credit Agreement. Although we were able to obtain limited waivers under our Credit Agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.

Rises in Interest Rates Could Adversely Affect our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in prevailing interest rates. As of March 31, 2006, we estimate that approximately 40% of our debt was variable rate debt. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

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

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our networks such as billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. In addition, we are in the process of upgrading some of our systems, including our billing system, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

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

A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has raised similar issues with other telecommunications companies, and has obtained license agreements from one or more of such companies. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to enter into a licensing or royalty agreement with the third party. We do not currently expect that such an agreement would materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such license.

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

In addition, we cannot assure you that the Communications Act of 1934, as amended, or the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. The FCC recently implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business size tests. We cannot predict the degree to which rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures or our participation in future FCC spectrum auctions.

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

During the year ended December 31, 2005, Cricket customers used their handsets approximately 1,450 minutes per month, and some markets were experiencing substantially higher call volumes. We offer service plans that bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. There may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction, including at Auction #66, or in the after-market at a reasonable cost, or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us at that time or at a reasonable cost, our results of operations could be adversely affected. In addition, although we are seeking to have access to approximately $1,050 million in additional capital for Auction #66 through a combination of additional secured debt, bridge loans and this offering, we cannot assure you that such funds will be available to us on acceptable terms, or at all.

Our Wireless Licenses are Subject to Renewal and Potential Revocation in the Event that We Violate Applicable Laws.

Our wireless licenses are subject to renewal upon the expiration of the 10-year period for which they are granted, commencing for some of our wireless licenses in 2007. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.

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

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sales prices in upcoming FCC auctions, including Auction #66.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has announced that it intends to auction an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and additional spectrum in the 700 MHz and 2.5 GHz bands in subsequent auctions. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

If We Experience High Rates of Credit Card Subscription or Dealer Fraud, Our Ability to Become Profitable Will Decrease.

Our operating costs can increase substantially as a result of customer credit card and subscription fraud and dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud in the future, it could have a material adverse impact on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock; and

•	market conditions in our industry and the economy as a whole.

The 16,860,077 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement on Form S-1 May Adversely Affect The Market Price of Leap’s Common Stock.

As of May 8, 2006, 61,224,279 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement on Form S-1, as amended, registers for resale 16,860,077 shares, or approximately 27.5%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of May 8, 2006, 61,224,279 shares of Leap common stock were issued and outstanding, and 5,006,591 additional shares of Leap common stock were reserved for issuance, including 3,614,621 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 791,970 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, upon the closing of the LCW Wireless transaction, Leap will be obligated to reserve up to five percent of its outstanding shares, or 3,061,214 shares as of May 8, 2006, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, which is referred to in this report as the LCW LLC Agreement, the purchase price for CSM’s equity interest will be calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in Cricket’s $710 million senior secured credit facility do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket satisfies its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

We have agreed to prepare and file a resale shelf registration statement for any shares of Leap common stock issued to CSM in connection with the put, and to use our reasonable efforts to cause such registration statement to be declared effective by the SEC. In addition, we have registered all shares of common stock that we may issue under our stock option, restricted stock and deferred stock unit plan and under our employee stock purchase plan. When we issue shares under these stock plans, they can be freely sold in the public market. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital. See “Item 1. Business — Arrangements with LCW Wireless” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our arrangements with LCW Wireless.

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 27.2% of Leap common stock as of May 8, 2006. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws or Delaware Law Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress The Trading Price of Our Common Stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of Leap common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.3.9(1)+	Amendment No. 9 to Amended and Restated System Equipment Purchase Agreement, effective as of January 11, 2006, between Cricket Communications, Inc. and Lucent Technologies, Inc.
10.8.4(1)	Amendment No. 4 dated January 9, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC, and Alaska Native Broadband 1, LLC.
10.8.5(2)	Amendment No. 5, dated April 24, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.10.2(1)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc. and S. Douglas Hutcheson, effective as of February 17, 2006.
10.11.7(1)	Letter Waiver, dated as of March 6, 2006, among Leap Wireless International, Inc., Cricket Communications, Inc., Bank of America, N.A., and a syndicate of lenders.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Portions of this exhibit (indicated by asterisk) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participate.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the year ended 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 24, 2006, as filed with the SEC on April 27, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: May 10, 2006	By:	/s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)