Form 10-Q
period 2006-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2006-08-08
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
      Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The number of shares of registrant’s common stock outstanding on August 1, 2006 was 61,254,519.

LEAP WIRELESS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2006

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005

	(Unaudited)
Assets
Cash and cash equivalents	$553,038	$293,073
Short-term investments	57,382	90,981
Restricted cash, cash equivalents and short-term investments	9,758	13,759
Inventories	63,820	37,320
Other current assets	40,545	29,237

Total current assets	724,543	464,370
Property and equipment, net	780,852	621,946
Wireless licenses	795,046	821,288
Assets held for sale (Note 7)	38,658	15,145
Goodwill	431,896	431,896
Other intangible assets, net	96,690	113,554
Other assets	35,852	38,119

Total assets	$2,903,537	$2,506,318

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$210,274	$167,770
Current maturities of long-term debt (Note 4)	9,000	6,111
Other current liabilities	53,007	49,627

Total current liabilities	272,281	223,508
Long-term debt (Note 4)	891,000	588,333
Deferred tax liabilities	141,935	141,935
Other long-term liabilities	41,837	36,424

Total liabilities	1,347,053	990,200

Minority interest	4,151	1,761

Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 61,256,800 and 61,202,806 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	1,500,154	1,490,638
Retained earnings	46,809	21,575
Accumulated other comprehensive income	5,364	2,138

Total stockholders’ equity	1,552,333	1,514,357

Total liabilities and stockholders’ equity	$2,903,537	$2,506,318

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Service revenues	$230,786	$189,704	$446,626	$375,685
Equipment revenues	37,068	37,125	87,916	79,514

Total revenues	267,854	226,829	534,542	455,199

Operating expenses:
Cost of service (exclusive of items shown separately below)	(60,255)	(49,608)	(115,459)	(99,805)
Cost of equipment	(52,081)	(42,799)	(110,967)	(91,977)
Selling and marketing	(35,942)	(24,810)	(65,044)	(47,805)
General and administrative	(46,576)	(42,423)	(96,158)	(78,458)
Depreciation and amortization	(53,337)	(47,281)	(107,373)	(95,385)
Impairment of indefinite-lived intangible assets	(3,211)	(11,354)	(3,211)	(11,354)

Total operating expenses	(251,402)	(218,275)	(498,212)	(424,784)

Operating income	16,452	8,554	36,330	30,415
Minority interest in loss of consolidated subsidiary	(134)	—	(209)	—
Interest income	5,533	1,176	9,727	3,079
Interest expense	(8,423)	(7,566)	(15,854)	(16,689)
Other income (expense), net	(5,918)	(39)	(5,383)	(1,325)

Income before income taxes	7,510	2,125	24,611	15,480
Income taxes	—	(1,022)	—	(6,861)

Income before cumulative effect of change in accounting principle	7,510	1,103	24,611	8,619
Cumulative effect of change in accounting principle	—	—	623	—

Net income	$7,510	$1,103	$25,234	$8,619

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.12	$0.02	$0.41	$0.14
Cumulative effect of change in accounting principle	—	—	0.01	—

Basic net income per share	$0.12	$0.02	$0.42	$0.14

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.12	$0.02	$0.40	$0.14
Cumulative effect of change in accounting principle	—	—	0.01	—

Diluted net income per share	$0.12	$0.02	$0.41	$0.14

Shares used in per share calculations:
Basic	60,282	60,030	60,282	60,015

Diluted	61,757	60,242	61,651	60,234

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,

	2006	2005

Operating activities:
Net cash provided by operating activities	$101,781	$108,536

Investing activities:
Purchases of property and equipment	(187,004)	(45,498)
Change in prepayments for purchases of property and equipment	5,683	—
Purchases of and deposits for wireless licenses	(532)	(239,168)
Purchases of investments	(88,535)	(103,057)
Sales and maturities of investments	123,657	142,296
Restricted cash, cash equivalents and short-term investments, net	(101)	326

Net cash used in investing activities	(146,832)	(245,101)

Financing activities:
Proceeds from long-term debt	900,000	500,000
Repayment of long-term debt	(594,444)	(415,229)
Minority interest	2,222	—
Proceeds from issuance of common stock	725	—
Payment of debt issuance costs	(3,268)	(6,951)
Payment of fees related to forward equity sale	(219)	—

Net cash provided by financing activities	305,016	77,820

Net increase (decrease) in cash and cash equivalents	259,965	(58,745)
Cash and cash equivalents at beginning of period	293,073	141,141

Cash and cash equivalents at end of period	$553,038	$82,396

Supplementary disclosure of cash flow information:
Cash paid for interest	$23,641	$35,072
Cash paid for income taxes	$218	$228
See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business
      Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “Jumptm Mobile” brands. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC (“ANB 1 License”), a joint venture in which Cricket indirectly owns a 75% non-controlling interest, through a 75% non-controlling interest in Alaska Native Broadband 1, LLC (“ANB 1”). The Company consolidates its 75% non-controlling interest in ANB 1 (see Note 2). In July 2006, Cricket acquired a 72% non-controlling interest in LCW Wireless, LLC (“LCW Wireless”) and LCW Wireless also began offering Cricket and Jump Mobile services in certain markets (see Note 7).
      The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the six months ended June 30, 2006, all of the Company’s revenues and long-lived assets related to operations in the United States.

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
      The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1 and its wholly owned subsidiary ANB 1 License. The Company consolidates its interest in ANB 1 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46-R, “Consolidation of Variable Interest Entities,” because ANB 1 is a variable interest entity and the Company will absorb a majority of ANB 1’s expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Revenues and Cost of Revenues
      Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Amounts received in advance for wireless services from customers who pay in advance of their billing cycle are initially recorded as deferred revenues and are recognized as service revenues as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. This is because the Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. The Company also charges customers for service plan changes, activation fees and other service fees. Revenues from service plan change fees are deferred and recorded to revenue over the estimated customer relationship period, and other service fees are recognized when received. Activation fees for new customers who purchase handsets from the Company are allocated to the separate units of accounting of the multiple element arrangement (including service and equipment) on a relative fair value basis. Because the fair values of the Company’s handsets are higher than the total consideration received for the handsets and activation fees combined, the Company allocates the activation fees entirely to equipment revenues and recognizes the activation fees when received. Activation fees included in equipment revenues during the three months ended June 30, 2006 and 2005 totaled $1.5 million and $4.3 million, respectively. Activation fees included in equipment revenues during the six months ended June 30, 2006 and 2005 totaled $7.7 million and $8.9 million, respectively. Starting in May 2006, all new and reactivating customers pay for their service in advance, and the Company no longer charges activation fees to new customers who purchase handsets from the Company. Direct costs associated with customer activations are expensed as incurred.
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
Costs and Expenses
      The Company’s costs and expenses include:
      Cost of Service. The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company’s customers; charges from other communications companies for their transport and termination of calls originated by the Company’s customers and destined for customers of other networks; and expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges, and salary and overhead charges associated with these functions.
      Cost of Equipment. Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as lower-of-cost-or-market write-downs associated with excess and damaged handsets and accessories.
      Selling and Marketing. Selling and marketing expenses primarily include advertising, promotional and public relations costs associated with acquiring new customers, store operating costs such as retail associates’ salaries and rent, and overhead charges associated with selling and marketing functions.
      General and Administrative. General and administrative expenses primarily include call center and other customer care program costs and salary and overhead costs associated with the Company’s customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.
Property and Equipment
      Property and equipment are initially recorded at cost. Additions and improvements are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.
      The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable
Life

Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment and site acquisitions and improvements	7
Towers	15
Antennae	3
Computer hardware and software	3-5
Furniture, fixtures, retail and office equipment	3-7
      The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period. During the three and six months ended June 30, 2006, the Company capitalized $4.5 million and $8.9 million, respectively, of interest to property and equipment. During the three months ended June 30, 2005, no interest was capitalized. During the six months ended June 30, 2005, the Company capitalized $0.8 million of interest to property and equipment. Starting on January 1, 2006, site rental costs incurred during the construction period are recognized as rental expense in accordance with FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Prior to fiscal 2006, such rental costs were capitalized as construction-in-progress.
      Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At June 30, 2006 and December 31, 2005, property and equipment with a net book value of $5.4 million was classified in assets held for sale.
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
Wireless Licenses
      Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the wireless licenses may be renewed every ten years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At June 30, 2006 and December 31, 2005, wireless licenses with a carrying value of $31.7 million and $8.2 million, respectively, were classified in assets held for sale.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks, which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At June 30, 2006 and December 31, 2005, intangible assets with a net book value of $1.5 million were classified in assets held for sale.
Impairment of Indefinite-Lived Intangible Assets
      The Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. An impairment loss is recognized when the fair value of the asset is less than its carrying value, and would be measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company conducts its annual tests for impairment during the third quarter of each year. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
      During the three and six months ended June 30, 2006, the Company recorded impairment charges of $3.2 million to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values (see Note 7). During the three and six months ended June 30, 2005, the Company recorded impairment charges of $11.4 million to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values.
Basic and Diluted Earnings Per Share
      Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock awards and warrants calculated using the treasury stock method.
      A reconciliation of weighted-average shares outstanding used in calculating basic and diluted net income per share is as follows (unaudited) (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Weighted-average shares outstanding — basic net income per share	60,282	60,030	60,282	60,015
Effect of dilutive securities:
Non-qualified stock options	176	—	96	—
Restricted stock awards	926	1	913	—
Warrants	373	211	360	219

Adjusted weighted-average shares outstanding — diluted net income per share	61,757	60,242	61,651	60,234

      The number of shares not included in the computation of diluted net income per share because their effect would have been anti-dilutive totaled 1.0 million and 1.1 million for the three and six months ended June 30, 2006, respectively, and 0.9 million and 0.8 million for the three and six months ended June 30, 2005, respectively.
Comprehensive Income
      Comprehensive income consists of the following (unaudited) (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net income	$7,510	$1,103	$25,234	$8,619
Other comprehensive income:
Net unrealized holding gains (losses) on investments, net of tax	(25)	8	(42)	(38)
Unrealized gains (losses) on interest rate swaps, net of tax	1,119	(794)	3,268	(794)

Comprehensive income	$8,604	$317	$28,460	$7,787

      Components of accumulated other comprehensive income consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

	(Unaudited)
Net unrealized holding losses on investments, net of tax	$(50)	$(8)
Unrealized gains on interest rate swaps, net of tax	5,414	2,146

Accumulated other comprehensive income	$5,364	$2,138

Share-Based Payments
      The Company accounts for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS 123R, as required, on January 1, 2006. Prior to fiscal 2006, the Company recognized compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and provided the required pro forma disclosures of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”
      The Company adopted SFAS 123R using a modified prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated in prior periods.
      The Company has granted nonqualified stock options, restricted stock awards and deferred stock units under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”). Most of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to vesting. The stock options and restricted stock awards generally vest in full three or five years from the grant date with no interim time-based vesting. In addition, the stock options and restricted stock awards generally provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. Certain stock options and restricted stock awards include only a service condition, and vest over periods up to approximately three years from the grant date. All share-based awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the awards.
      During the quarter ended March 31, 2006, the Board of Directors approved the modification of the performance conditions related to fiscal 2006 for all outstanding share-based awards with such performance conditions to take into account changes in business conditions that were not considered when the performance conditions were originally established, including the planned build out of new markets. The performance conditions were originally established and subsequently modified such that they are neither probable nor improbable of achievement. As a result, the modifications of the performance conditions did not result in changes in the expected lives of the awards and, therefore, did not result in changes in the fair value of the awards. The original compensation cost related to the modified awards continues to be recognized over the requisite service period.
Share-Based Compensation Information under SFAS 123R
      Under SFAS 123R, the fair value of the Company’s restricted stock awards is based on the grant-date fair market value of the common stock. This was the basis for the intrinsic value method used to measure compensation expense for the restricted stock awards prior to fiscal 2006. All restricted stock awards were granted with an exercise price of $0.0001 per share. The weighted-average grant-date fair value of the restricted common stock was $45.46 and $43.25 per share, respectively, during the three and six months ended June 30, 2006.
      The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options under SFAS 123R. This valuation model was previously used for the Company’s pro forma disclosures under SFAS 123. All stock options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. The weighted-average grant-date fair value of employee stock options granted during the three and six months ended June 30, 2006 was $24.77 and $22.99 per share, respectively, which was estimated using the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Expected volatility	47%	48%
Expected term (in years)	6.5	6.5
Risk-free interest rate	5.02%	4.74%
Expected dividend yield	—	—
      The determination of the fair value of stock options using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to fiscal 2006 for purposes of the Company’s pro forma information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.
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
      Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2006 was allocated as follows (unaudited) (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Cost of service	$261	$519
Selling and marketing expenses	473	800
General and administrative expenses	3,954	8,095

Share-based compensation expense before tax	4,688	9,414
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$4,688	$9,414

Net share-based compensation expense per share:
Basic	$0.08	$0.16

Diluted	$0.08	$0.15

      Prior to fiscal 2006, the restricted stock awards were granted with an exercise price of $0.0001 per share, and therefore, the Company recognized compensation expense associated with the restricted stock awards based on their intrinsic value. No compensation expense was recorded for stock options prior to adopting SFAS No. 123R, because the Company established the exercise price of the stock options based on the fair market value of the underlying stock at the date of grant. During the second quarter of 2005, the Company also granted deferred stock units to certain employees of the Company. The deferred stock units were granted with an exercise price of $0.0001 per share and were immediately vested upon grant. The total intrinsic value of the deferred stock units of $6.9 million was recorded as share-based compensation expense during the three and six months ended June 30, 2005. The Company recorded $7.1 million of share-based compensation expense for the three and six months ended June 30, 2005 resulting from the grant of restricted common stock and deferred stock units.
      Total share-based compensation expense for the three and six months ended June 30, 2005 was allocated as follows (unaudited) (in thousands):

Three and
Six Months
Ended
June 30, 2005

Cost of service	$797
Selling and marketing expenses	693
General and administrative expenses	5,639

Share-based compensation expense	$7,129

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
      The pro forma effects on net income and earnings per share of recognizing share-based compensation expense under the fair value method required by SFAS 123 was as follows (unaudited) (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

As reported net income	$1,103	$8,619
Add back share-based compensation expense included in net income	7,129	7,129
Less pro forma compensation expense, net of tax	(8,514)	(10,040)

Pro forma net income (loss)	$(282)	$5,708

Basic net income (loss) per share:
As reported	$0.02	$0.14

Pro forma	$0.00	$0.10

Diluted net income (loss) per share:
As reported	$0.02	$0.14

Pro forma	$0.00	$0.09

      For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock options was amortized on a straight-line basis over the maximum vesting period of the awards.
      The weighted-average fair value per share on the grant date for stock options granted during the three and six months ended June 30, 2005 was $20.04 and $19.25, respectively, which was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Expected volatility	87%	87%
Expected term (in years)	5.8	5.5
Risk-free interest rate	3.65%	3.54%
Expected dividend yield	—	—
Recent Accounting Pronouncements
      In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2006	2005

	(Unaudited)
Property and equipment, net:
Network equipment	$819,045	$654,993
Computer equipment and other	55,825	38,778
Construction-in-progress	199,170	134,929

	1,074,040	828,700
Accumulated depreciation	(293,188)	(206,754)

	$780,852	$621,946

Accounts payable and accrued liabilities:
Trade accounts payable	$146,501	$117,140
Accrued payroll and related benefits	17,939	13,185
Other accrued liabilities	45,834	37,445

	$210,274	$167,770

Other current liabilities:
Accrued property taxes	$7,871	$6,536
Sales, telecommunications and other tax liabilities	12,437	15,745
Deferred revenues	27,210	21,391
Other	5,489	5,955

	$53,007	$49,627

Note 4.	Long-Term Debt
      Long-term debt as of June 30, 2006 consisted of an amended and restated senior secured credit agreement (the “Credit Agreement”), which included a fully drawn $900 million term loan and an undrawn $200 million revolving credit facility available until June 2011. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, commencing September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.
      The maturity date for outstanding borrowings under the revolving credit facility is June 16, 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25 and 0.50 percent per annum, depending on the Company’s consolidated senior secured leverage ratio. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.75 percent or the bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on the Company’s consolidated senior secured leverage ratio.
      The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and the Company’s joint venture entities) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to the Federal Communications Commission’s upcoming Auction #66, the Credit Agreement allows the Company to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of ANB 1 License, LCW Wireless and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in initial amounts equal to $225 million of the term loan and $40 million of the revolving credit facility, and Highland Capital Management received a syndication fee of $300,000 in connection with their participation.
      At June 30, 2006, the effective interest rate on the term loan was 7.3%, including the effect of interest rate swaps, and the outstanding indebtedness was $900 million. The terms of the Credit Agreement require the Company to enter into interest rate hedging agreements in an amount equal to at least 50% of its outstanding indebtedness by December 31, 2006. In April 2005, the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The fair value of the swap agreements at June 30, 2006 and June 30, 2005 was $6.8 million and $1.3 million, respectively, and was recorded in other assets in the consolidated balance sheet.
      Long-term debt at December 31, 2005 consisted of a senior secured credit agreement which included term loans with an aggregate outstanding balance of $594.4 million and an undrawn $110 million revolving credit facility. A portion of the proceeds from the new term loan under the Credit Agreement was used to repay these existing term loans in June 2006. Upon repayment of the existing term loans and execution of the new revolving credit facility, the Company wrote off unamortized deferred debt issuance costs related to the existing credit agreement of $5.6 million to other expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Note 5.	Income Taxes
      The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimate of the annual effective tax rate for the full fiscal year. The Company determines the annual effective tax rate based upon its estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring items. Significant management judgment is required in projecting the Company’s annual income and determining its annual effective tax rate. The Company provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards.
      The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, to determine the need for a valuation allowance, including the Company’s historical operating losses. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses and tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period.
      At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” future decreases in the valuation allowance established in fresh-start accounting will be accounted for as a reduction in goodwill rather than as a reduction of tax expense.
      The Company’s projected deferred tax expense for the full year 2006 consists of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Since the Company projects an ordinary loss for income tax accounting purposes and income tax expense for the full year, the estimated annual effective tax rate is negative. No income tax expense has been recorded in the first and second quarters of 2006, since the application of the negative annual tax rate to year-to-date pre-tax income would result in a tax benefit for these periods that would be reversed in subsequent quarters.

Note 6.	Employee Stock Benefit Plans
Stock Option Plan
      The Company’s 2004 Plan allows for the grant of stock options, restricted common stock and deferred stock units to employees, independent directors and consultants. A total of 4,800,000 shares of common stock were initially reserved for issuance under the 2004 Plan. A total of 1,334,361 shares of common stock were available for issuance under the 2004 Plan as of June 30, 2006. The stock options are exercisable for up to 10 years from the grant date.
      A summary of stock option transactions follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price Per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value

	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2005	1,892	$28.94
Options granted	408	42.78
Options forfeited	(70)	30.23
Options exercised	—	—

Outstanding at June 30, 2006	2,230	$31.44	9.02	$33,811

Exercisable at June 30, 2006	76	$26.50	8.70	$1,535

      A summary of nonvested restricted common stock follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(In thousands)
Nonvested at December 31, 2005	895	$28.56
Shares granted	79	43.25
Shares forfeited	(31)	28.41
Shares vested	—	—

Nonvested at June 30, 2006	943	$29.80

      No stock options or restricted common stock vested during the three and six months ended June 30, 2006. At June 30, 2006, total unrecognized compensation cost related to nonvested stock options and restricted stock awards granted prior to that date was $25.9 million and $15.6 million, respectively, which is expected to be recognized over weighted-average periods of 3.0 and 2.2 years, respectively. No share-based compensation cost was capitalized as part of inventory and fixed assets prior to fiscal 2006 or during the three and six months ended June 30, 2006. No stock options were exercised during the three and six months ended June 30, 2006.
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
      Additional information about stock options outstanding at June 30, 2006 follows:

	Exercisable		Total

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Exercise Prices	Shares	Share	Shares	Share

	(In thousands)		(In thousands)
Less than $35.00	76	$26.50	1,804	$28.81
Above $35.00	—	—	426	42.58

Total outstanding	76	$26.50	2,230	$31.44

Employee Stock Purchase Plan
      The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares of common stock under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan. At June 30, 2006, 12,981 shares of common stock were issued under the ESP Plan at an average price of $32.20 per share related to the offering period ended June 30, 2006. A total of 778,989 shares of common stock remain available for issuance under the ESP Plan as of June 30, 2006. Compensation expense related to the ESP Plan has been insignificant.

Note 7.	Significant Acquisitions and Dispositions
      In March 2006, the Company entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses.
      In June 2006, the Company entered into three agreements to sell six wireless licenses covering areas in which the Company was not offering commercial service for an aggregate sales price of $12.9 million. Completion of these transactions is subject to customary closing conditions, including FCC approval. During the second quarter of 2006, the Company recorded impairment charges of $3.2 million to adjust the carrying values of four of the licenses to their estimated fair values, which were based on the agreed upon purchase prices. The aggregate carrying value of the six licenses of $12.3 million has been classified in assets held for sale in the condensed consolidated balance sheet as of June 30, 2006.
      In July 2006, the Company completed the sale of its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets for approximately $28 million in cash and an equity interest in LCW Wireless, a joint venture which owns a wireless license in the Portland, Oregon market. The Company also contributed to LCW Wireless approximately $21 million in cash and two wireless licenses in Eugene and Salem, Oregon and related operating assets, resulting in Cricket owning a 72% non-controlling equity interest in LCW Wireless. The Company estimates that it will recognize a gain in the third quarter ending September 30, 2006 associated with the sale of the Toledo and Sandusky wireless licenses and operating assets. In addition, the Company expects to consolidate its equity interest in LCW Wireless, in accordance with FIN 46-R, because LCW Wireless is a variable interest entity and the Company will absorb a majority of LCW Wireless’s expected losses. The aggregate carrying value of the Toledo and Sandusky licenses of $8.2 million, property and equipment with a net book value of $5.4 million and intangible assets with a net book value of $1.5 million have been classified in assets held for sale in the consolidated balance sheets as of June 30, 2006 and December 31, 2005.
      In May 2006, Cricket and Denali Spectrum Manager, LLC (“DSM”) formed Denali Spectrum, LLC (“Denali”) as a joint venture to participate (through its wholly owned subsidiary Denali Spectrum License, LLC (“Denali License”)) in Auction #66 as a “very small business” designated entity under FCC regulations. In July 2006, Cricket and DSM entered into an amended and restated limited liability company agreement (the “Denali LLC Agreement”), under which Cricket and DSM made equity investments of approximately $7.6 million and $1.6 million, respectively, in Denali. Cricket owns an 82.5% non-controlling membership interest in Denali, and DSM owns a 17.5% controlling membership interest in Denali. DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket. The parties have agreed to make equity investments at the conclusion of the auction such that Cricket’s and Denali’s total equity investments will be equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of the wireless licenses, if any, that Denali License acquires in Auction #66. In addition, Cricket and Denali have agreed to make further equity investments on the first anniversary of the conclusion of the auction in an amount equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of such wireless licenses, up to a specified maximum amount.
      In August 2006, the Company completed the exchange of its wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York. The carrying value of the Grand Rapids license of $11.2 million has been classified in assets held for sale in the condensed consolidated balance sheet as of June 30, 2006.

Note 8.	Commitments and Contingencies
      Although the Company’s plan of reorganization became effective and the Company emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.7 million U.S. dollars as of July 31, 2006) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) has not yet been resolved. The Bankruptcy Court sustained the Company’s objection to the claim and dismissed the claim in June 2006. However, the Australian government has appealed the Bankruptcy Court order to the United States District Court for the Southern District of California in Case No. 06-CCV-1282. The Company does not believe that the resolution of this claim will have a material adverse effect on its consolidated financial statements.
      On June 14, 2006, the Company sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Case No. 2:06-cv-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Improved Method for Providing Wireless Communication Services and Network and System for Delivering of Same System and Method for Providing Wireless Communication Services,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities (collectively with MetroPCS, the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining the

Company from participating in Auction #66, impose a constructive trust on the Company’s business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Based upon the Company’s preliminary review of the counterclaims, the Company believes that it has meritorious defenses and intends to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
      On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 3-06CV1399-D, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,959,183 “Improved Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates.
      On December 31, 2002, several members of American Wireless Group, LLC, referred to in these financial statements as AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants have appealed the denial of the motion to the state supreme court.
      In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court.
      Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in Leap’s consolidated financial statements as of June 30, 2006 and December 31, 2005 related to these contingencies.

      The Company is involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of June 30, 2006 and December 31, 2005 for such claims. In the opinion of the Company’s management, the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.
      In October 2005, the Company agreed to purchase a minimum of $209.5 million of products and services from two network equipment vendors from October 2005 through October 2008. Separately, ANB 1 License is obligated to purchase a minimum of $45.5 million of products and services from the same vendors over the same three year terms as those for the Company.
      The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, certain equipment, and sites for towers, equipment and antennas required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at June 30, 2006 (unaudited) (in thousands):

Year Ended December 31:
Remainder of 2006	$33,922
2007	61,517
2008	59,764
2009	58,357
2010	57,799
Thereafter	291,460

Total	$562,819

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.
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
Overview
      Our Business. We are a communications carrier that offers wireless voice and data services in the U.S. under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check, and our new Jump Mobile service offers customers a per-minute prepaid service. Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC, or ANB 1 License, a joint venture in which Cricket indirectly owns a 75% non-controlling interest. ANB 1 License is a wholly owned subsidiary of Alaska Native Broadband 1 LLC, or ANB 1, an entity in which Cricket owns a 75% non-controlling interest. In July 2006, Cricket acquired a 72% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and LCW Wireless also began offering Cricket and Jump Mobile services in certain markets. At June 30, 2006, Cricket and Jump Mobile services were offered in 20 states in the U.S. and had approximately 1,836,000 customers. As of June 30, 2006, we and ANB 1 License owned wireless licenses covering a total of 70.0 million potential customers, or POPs, in the aggregate, and our networks in our operating markets covered approximately 37.3 million POPs. We are currently building out and launching the new markets that we, ANB 1 License and LCW Wireless have acquired, and we anticipate that our combined network footprint will cover 47 million or more POPs by the end of 2006 or early 2007.
      Our premium Cricket service plan, which is our most popular service plan, offers customers unlimited local and domestic long distance service from their Cricket service area combined with unlimited use of multiple calling features and messaging services for a flat rate of $45 per month. We also offer a basic service plan which allows customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area for $35 per month and an intermediate service plan which also includes unlimited long distance service for $40 per month. In 2005, we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. During the last two years, we have added instant messaging, multimedia (picture) messaging, games and our “Travel Timetm” roaming option to our product portfolio. In 2006, we broadened and expect to continue to broaden our data product and service offerings to better meet the needs of our customers.
      We believe that our business model can be expanded successfully into adjacent and new markets because we offer a differentiated service and attractive value proposition to our customers at costs significantly lower than most of our competitors. For example:

•	In 2005, we acquired four wireless licenses in the FCC’s Auction #58 covering 11.3 million POPs and ANB 1 License acquired nine licenses covering 10.2 million POPs.

•	In August 2005, we launched service in our newly acquired Fresno, California market to form a cluster with our existing Modesto and Visalia, California markets, which doubled our Central Valley network footprint to 2.4 million POPs.

•	In March 2006, we entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses.

•	In July 2006, we acquired a 72% non-controlling membership interest in LCW Wireless, which holds a license for the Portland, Oregon market and to which we contributed, among other things, our existing Eugene and Salem, Oregon markets to create a new Oregon cluster of licenses covering 3.2 million POPs.

•	In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

•	We, ANB 1 License and LCW Wireless have launched 11 markets in 2006, and we currently expect to launch additional markets by the end of 2006.
      We are seeking additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the upcoming Auction #66), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures. In July 2006, we invested approximately $7.6 million in a new joint venture, Denali Spectrum, LLC, or Denali, in which we own an 82.5% non-controlling membership interest, to participate in Auction #66 (through its wholly owned subsidiary Denali Spectrum License, LLC, or Denali License) as a “very small business” designated entity under FCC regulations. We have also agreed to loan Denali License up to $203.8 million to finance the purchase of wireless licenses in Auction #66 and an additional amount to finance a portion of the costs of the construction and operation of wireless networks using such licenses.

      Any large scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any licenses that we acquire in Auction #66, would negatively impact our earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for these periods in which we incur such capital expenditures and increased operating expenses.
      Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at June 30, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We also intend to generate additional liquidity in connection with Auction #66. See “Liquidity and Capital Resources” below.
Results of Operations
      The following tables summarize operating data for the Company’s consolidated operations (in thousands).

	Three Months Ended June 30,

					Change from
		% of 2006		% of 2005	Prior Year
		Service		Service
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$230,786		$189,704		$41,082	21.7%
Equipment revenues	37,068		37,125		(57)	(0.2)%

Total revenues	267,854		226,829		41,025	18.1%

Operating expenses:
Cost of service	60,255	26.1%	49,608	26.2%	10,647	21.5%
Cost of equipment	52,081	22.6%	42,799	22.6%	9,282	21.7%
Selling and marketing	35,942	15.6%	24,810	13.1%	11,132	44.9%
General and administrative	46,576	20.2%	42,423	22.4%	4,153	9.8%
Depreciation and amortization	53,337	23.1%	47,281	24.9%	6,056	12.8%
Impairment of indefinite-lived intangible assets	3,211	1.4%	11,354	6.0%	(8,143)	(71.7)%

Total operating expenses	251,402	108.9%	218,275	115.1%	33,127	15.2%

Operating income	$16,452	7.1%	$8,554	4.5%	$7,898	92.3%

	Six Months Ended June 30,

					Change from
		% of 2006		% of 2005	Prior Year
		Service		Service
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$446,626		$375,685		$70,941	18.9%
Equipment revenues	87,916		79,514		8,402	10.6%

Total revenues	534,542		455,199		79,343	17.4%

Operating expenses:
Cost of service	115,459	25.9%	99,805	26.6%	15,654	15.7%
Cost of equipment	110,967	24.8%	91,977	24.5%	18,990	20.6%
Selling and marketing	65,044	14.6%	47,805	12.7%	17,239	36.1%
General and administrative	96,158	21.5%	78,458	20.9%	17,700	22.6%
Depreciation and amortization	107,373	24.0%	95,385	25.4%	11,988	12.6%
Impairment of indefinite-lived intangible assets	3,211	0.7%	11,354	3.0%	(8,143)	(71.7)%

Total operating expenses	498,212	111.6%	424,784	113.1%	73,428	17.3%

Operating income	$36,330	8.1%	$30,415	8.1%	$5,915	19.4%

      The following tables summarize customer activity.

			Change

	2006	2005	Amount	Percent

For the Three Months Ended June 30:
Gross customer additions	253,033	191,288	61,745	32.3%
Net customer additions	57,683	2,736	54,947	2,008.3%
Weighted average number of customers	1,790,232	1,611,524	178,708	11.1%
As of June 30:
Total customers	1,836,390	1,617,941	218,449	13.5%

			Change

	2006	2005	Amount	Percent

For the Six Months Ended June 30:
Gross customer additions	531,403	392,755	138,648	35.3%
Net customer additions	168,092	48,311	119,781	247.9%
Weighted average number of customers	1,754,290	1,599,948	154,342	9.6%
Operating Items
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
      Service revenues increased $41.1 million, or 21.7%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. This increase resulted from the 11.1% increase in average total customers and a 9.5% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.
      Equipment revenues remained unchanged for the three months ended June 30, 2006 compared to the corresponding period of the prior year. A 40.1% increase in handset sales volume was offset by lower net revenue per handset sold as a result of bundling the first month of service with the initial handset price and eliminating activation fees for new customers purchasing equipment.
      Cost of service increased $10.6 million, or 21.5%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 26.1% from 26.2% in the prior year period. Share-based compensation expense decreased by 0.4% of service revenues due primarily to the issuance of immediately vested deferred stock units in the prior year period. Network infrastructure costs increased by 0.3% of service revenues due primarily to lease costs and other fixed network costs associated with our new markets.
      Cost of equipment increased $9.3 million, or 21.7%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 40.1% increase in handset sales volumes, partially offset by reductions in costs to support our handset replacement programs for existing customers and lower average costs per handset sold.
      Selling and marketing expenses increased $11.1 million, or 44.9%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 15.6% from 13.1% in the prior year period. This increase was primarily due to increases in media and advertising costs and labor and related costs of 2.0% and 0.6% of service revenues, respectively, both of which were attributable to our new market launches since the second quarter of fiscal 2005.
      General and administrative expenses increased $4.2 million, or 9.8%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.2% from 22.4% in the prior year period. This decrease was primarily related to a reduction in customer care expenses of 2.0% of service revenues due to decreases in call center and other customer care-related program costs. In addition, share-based compensation expense decreased by 1.3% of service revenues due primarily to the issuance of immediately vested deferred stock units in the prior year period. Professional services fees also decreased by 0.6% of service revenues due to incremental costs incurred in the prior year period related to the restatement of our 2004 financial statements and Sarbanes-Oxley compliance. Partially offsetting these decreases was an increase in labor and related costs of 1.7% of service revenues due primarily to new employee additions.
      Depreciation and amortization expense increased $6.1 million, or 12.8%, for the three months ended June 30, 2006 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out of our new markets and the upgrade of network assets in our other markets. As a percentage of service revenues, such expenses decreased to 23.1% from 24.9% in the prior year period.
      During the three months ended June 30, 2006 and 2005, we recorded impairment charges of $3.2 million and $11.4 million, respectively, in connection with agreements to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      Service revenues increased $70.9 million, or 18.9%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. This increase resulted from the 9.6% increase in average total customers and an 8.4% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.
      Equipment revenues increased $8.4 million, or 10.6%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. This increase resulted from a 33.8% increase in handset sales volume, partially offset by lower net revenue per handset sold as a result of bundling the first month of service with the initial handset price for new customers.
      Cost of service increased $15.7 million, or 15.7%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 25.9% from 26.6% in the prior year period. Network infrastructure costs decreased by 1.1% of service revenues due to the largely fixed nature of these costs. Variable product costs increased by 0.5% of service revenues due to increased customer usage of our value-added services.

      Cost of equipment increased $19.0 million, or 20.6%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 33.8% increase in handset sales volumes, partially offset by reductions in costs to support our handset replacement programs for existing customers and lower average costs per handset sold.
      Selling and marketing expenses increased $17.2 million, or 36.1%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 14.6% from 12.7% in the prior year period. This increase was primarily due to increases in media and advertising costs and labor and related costs of 1.4% and 0.4% of service revenues, respectively, both of which were attributable to our new market launches since the second quarter of fiscal 2005.
      General and administrative expenses increased $17.7 million, or 22.6%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 21.5% from 20.9% in the prior year period. Labor and related costs increased by 1.6% of service revenues due primarily to new employee additions, and professional services fees increased by 0.2% of service revenues due mainly to costs related to the restatement of our 2005 financial statements, Sarbanes-Oxley compliance and preparation for the upcoming FCC Auction #66. In addition, share-based compensation expense increased by 0.3% of service revenues due to the adoption of SFAS 123R during the first quarter of fiscal 2006. These increases were partially offset by a decrease in customer care expenses of 1.5% of service revenues due to reductions in call center and other customer care-related program costs.
      Depreciation and amortization expense increased $12.0 million, or 12.6%, for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out of our new markets and the upgrade of network assets in our other markets. As a percentage of service revenues, such expenses decreased to 24.0% from 25.4% in the prior year period.
      During the six months ended June 30, 2006 and 2005, we recorded impairment charges of $3.2 million and $11.4 million, respectively, in connection with agreements to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.
Non-Operating Items
      The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Three Months Ended June 30,

	2006	2005	Change

Interest income	$5,533	$1,176	$4,357
Interest expense	(8,423)	(7,566)	(857)
Minority interest in loss of consolidated subsidiary	(134)	—	(134)
Other income (expense), net	(5,918)	(39)	(5,879)
Income taxes	—	(1,022)	1,022

	Six Months Ended June 30,

	2006	2005	Change

Interest income	$9,727	$3,079	$6,648
Interest expense	(15,854)	(16,689)	835
Minority interest in loss of consolidated subsidiary	(209)	—	(209)
Other income (expense), net	(5,384)	(1,325)	(4,059)
Income taxes	—	(6,861)	6,861

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005
      Interest income increased $4.4 million and $6.6 million for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods of the prior year. These increases were primarily due to increases in the average cash and cash equivalents and investment balances resulting primarily from increased cash flows from operations.
      Interest expense increased $0.9 million for the three months ended June 30, 2006 and decreased $0.8 million for the six months ended June 30, 2006 compared to the corresponding periods of the prior year. The increase in interest expense for the three months ended June 30, 2006 resulted primarily from the increase in the amount of the term loan under our amended and restated senior secured credit agreement (see “Liquidity and Capital Resources” below), partially offset by the capitalization of $4.5 million of interest during the second quarter of fiscal 2006. The decrease in interest expense for the six months ended June 30, 2006 was due primarily to the capitalization of $8.9 million of interest. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets. At June 30, 2006, the effective interest rate on our $900 million outstanding term loan was 7.3%, including the effect of interest rate swaps described below. We expect that interest expense will increase significantly in subsequent quarters of 2006 due to our new term loan and our planned financing activities. See “Liquidity and Capital Resources” below.
      Other expenses, net of other income, increased by $5.9 million and $4.1 million for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods of the prior year. During the second quarter of 2006, we wrote off unamortized deferred debt issuance costs related to our existing credit agreement of $5.6 million to other expense as a result of the repayment of the term loans and modification of the revolving credit facility under the credit agreement.
      During the three and six months ended June 30, 2006, we recorded no income tax expense compared to income tax expense of $1.0 million and $6.9 million for the three and six months ended June 30, 2005, respectively. Income tax expense for fiscal 2006 is projected to consist primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. We do not expect to release fresh-start related valuation allowances in fiscal 2006. Our estimated annual effective tax rate for fiscal 2006 is negative. No income tax expense has been recorded for the three and six months ended June 30, 2006, since the application of the negative annual tax rate to year-to-date pre-tax income would result in a tax benefit for these periods that would be reversed in subsequent quarters. We expect to pay only minimal cash taxes for fiscal 2006.
      During the three and six months ended June 30, 2005, we recorded income tax expense at an effective tax rate of 48.1% and 44.3%, respectively. Despite the fact that we recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the first and second quarters of fiscal 2005 because the release of the valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rates for the three and six months ended June 30, 2005 were higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes.
      Net income for the three months ended June 30, 2006 was $7.5 million, or $0.12 per diluted share, compared to net income of $1.1 million, or $0.02 per diluted share, for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $25.2 million, or $0.41 per diluted share, compared to net income of $8.6 million, or $0.14 per diluted share, for the six months ended June 30, 2005. We expect net income to decrease in the subsequent quarters of fiscal 2006, and we may realize a net loss for the full year 2006, due mainly to our new market launches and expenses associated with our financing activities.

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
      ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.
      CPGA is selling and marketing costs (excluding applicable share-based compensation expense included in selling and marketing expense), and equipment subsidy (generally defined as cost of equipment less equipment revenue), less the net loss on equipment transactions unrelated to initial customer acquisition, divided by the total number of gross new customer additions during the period being measured. The net loss on equipment transactions unrelated to initial customer acquisition includes the revenues and costs associated with the sale of handsets to existing customers as well as costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers). We deduct customers who do not pay their first monthly bill from our gross customer additions, which tends to increase CPGA because we incur the costs associated with this customer without receiving the benefit of a gross customer addition. Management uses CPGA to measure the efficiency of our customer acquisition efforts, to track changes in our average cost of acquiring new subscribers over time, and to help evaluate how changes in our sales and distribution strategies affect the cost-efficiency of our customer acquisition efforts. In addition, CPGA provides management with a useful measure to compare our per customer acquisition costs with those of other wireless communications providers. We believe investors use CPGA primarily as a tool to track changes in our average cost of acquiring new customers and to compare our per customer acquisition costs to those of other wireless communications providers. Other companies may calculate this measure differently.
      CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.
      Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month that they are disconnected; as a result, these customers are not included in churn. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.
      The following table shows metric information for the three months ended June 30, 2006 and 2005:

	Three Months
	Ended June 30,

	2006	2005

ARPU	$42.97	$39.24
CPGA	$198	$138
CCU	$19.18	$18.43
Churn	3.6%	3.9%
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
      CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	June 30,

	2006	2005

Selling and marketing expense	$35,942	$24,810
Less share-based compensation expense included in selling and marketing expense	(473)	(693)
Plus cost of equipment	52,081	42,799
Less equipment revenue	(37,068)	(37,125)
Less net loss on equipment transactions unrelated to initial customer acquisition	(412)	(3,484)

Total costs used in the calculation of CPGA	$50,070	$26,307
Gross customer additions	253,033	191,288

CPGA	$198	$138

      CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	June 30,

	2006	2005

Cost of service	$60,255	$49,608
Plus general and administrative expense	46,576	42,423
Less share-based compensation expense included in cost of service and general and administrative expense	(4,215)	(6,436)
Plus net loss on equipment transactions unrelated to initial customer acquisition	412	3,484

Total costs used in the calculation of CCU	$103,028	$89,079
Weighted-average number of customers	1,790,232	1,611,524

CCU	$19.18	$18.43

Liquidity and Capital Resources
Overview
      Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at June 30, 2006). At June 30, 2006, we had a total of approximately $610 million in unrestricted cash, cash equivalents and short-term investments. On June 16, 2006, we replaced our previous $710 million senior secured credit facility with a new amended and restated senior secured credit facility consisting of a $900 million term loan and a $200 million revolving credit facility (which was undrawn at June 30, 2006). The replacement term loan generated proceeds of approximately $307 million after repayment of the principal balances of the old term loans and prior to the payment of fees and expenses. From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. We believe that our existing unrestricted cash, cash equivalents and short-term investments, liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our existing business, including the build-out and launch of the wireless licenses that we, ANB 1 License and LCW Wireless have acquired, and the acquisition of, and the build-out and initial operating costs for, the wireless licenses that we have agreed to acquire in North and South Carolina.
      We are seeking opportunities to enhance our current market clusters and expand into new geographic markets by acquiring additional spectrum. From time to time, we may purchase spectrum and related assets from third parties, such as our pending license acquisitions in North and South Carolina. We also plan to participate as a bidder in Auction #66, directly through a wholly owned subsidiary and indirectly through Denali License, an entity in which we own an indirect 82.5% non-controlling interest. In our recent purchases of wireless licenses, we have focused on areas that we believe present attractive growth prospects for our service offering based on an analysis of demographic, economic and other factors. We also believe that we have been financially disciplined with respect to prices we were willing to pay for such licenses. We expect to employ a similar approach to target markets and acquisition prices with respect to our potential purchases of licenses in Auction #66. See “Our Plans for Auction #66” below.
      We currently expect to use approximately $200 million of the $307 million of term loan proceeds to finance purchases of licenses in Auction #66 and/or the related build-out and initial operating costs for such licenses. In anticipation of our participation in Auction #66, we also intend to further expand our access to sources of capital. Subject to market conditions, we expect to launch a forward equity sale of approximately $250 million of our common stock in connection with an underwritten public offering of common stock in the near future. If the forward sale agreements are physically settled, then we will receive approximately $250 million in gross proceeds from the sale of common stock upon settlement of the forward sale agreements with the number of shares delivered at the settlement date, and thus the net proceeds from such sale, determined at the discretion of our management generally within twelve months after completion of the expected offering. If the forward sale agreements are not physically settled, then depending on the price of Leap common stock at the time of settlement and the relevant settlement method, we may receive no proceeds from, or we may incur obligations as a result of, the settlement of the forward sale agreements.
      We also are negotiating definitive loan documents for an $850 million bridge loan facility which would allow us to borrow additional capital, as needed, to finance the purchase of licenses in Auction #66 and a portion of the related build-out and initial operating costs of such licenses. However, depending on the prices of licenses in the auction, especially if license prices are attractive, we may seek additional capital to purchase licenses by expanding the bridge loan, which we expect will allow us to obtain additional commitments of up to $350 million in the aggregate. Under the proposed bridge credit agreement, the bridge loan is expected to initially bear interest per annum at LIBOR plus 2.75 percent or the bank base rate plus 1.75 percent, as selected by Cricket, which rate will be increased by 0.50% every 60 days after the first borrowing under the bridge loan facility and, following 180 days after the first borrowing, by 0.50% every 90 days, subject to a maximum rate. The bridge loan is expected to mature on the first anniversary of the first borrowing. Subject to certain conditions, however, the maturity date may be automatically extended until December 2013. The bridge loan is expected to be unsecured and to be unconditionally and irrevocably guaranteed on a senior unsecured basis by Leap and its direct and indirect domestic subsidiaries that guarantee our senior secured credit facility. The bridge loan is expected to have covenants and events of default substantially similar to our secured credit facility. The terms of the bridge loan are subject to negotiation and may change and there can be no assurance that we will enter into the bridge credit agreement upon these terms or at all. Following the completion of Auction #66, when the capital requirements associated with our auction activity will be clearer, we expect to repay the bridge loan with proceeds from one or more offerings of unsecured debt securities, convertible debt securities and/or equity securities (which may include proceeds received upon settlement of the forward equity sale agreements, if such offering is completed), although we cannot assure you that such financings will be available to us on acceptable terms or at all.
      Depending on which licenses, if any, we ultimately acquire in Auction #66, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with such licenses. However, we generally do not intend to commence the build-out of any individual license until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with such license.
      We cannot assure you that our bidding strategy will be successful in Auction #66 or that spectrum in the auction that meets our internally developed criteria for strategic expansion will be available to us at acceptable prices. Accordingly, we may not utilize all or a significant portion of the anticipated additional financing described above.
Cash Flows
      Net cash provided by operating activities was $101.8 million during the six months ended June 30, 2006 compared to $108.5 million during the six months ended June 30, 2005. The decrease was primarily attributable to an increase in inventories for the six months ended June 30, 2006 due to the launch of our new markets as well as an increase in deposits and other assets, partially offset by higher net income (net of depreciation and amortization expense, share-based compensation expense and other non-cash expenses).
      Net cash used in investing activities was $146.8 million during the six months ended June 30, 2006 compared to $245.1 million during the six months ended June 30, 2005. The decrease was due primarily to a decrease in purchases of wireless licenses, partially offset by an increase in purchases of property and equipment.
      Net cash provided by financing activities was $305.0 million during the six months ended June 30, 2006 compared to $77.8 million during the six months ended June 30, 2005. This increase was due primarily to the net proceeds from the $900 million term loan under our amended and restated senior secured credit agreement, or Credit Agreement.

Senior Secured Credit Facility
      Long-term debt as of June 30, 2006 consisted of our Credit Agreement, which included a $900 million fully-drawn term loan and an undrawn $200 million revolving credit facility available until June 2011. Under our Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, commencing September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.
      The maturity date for outstanding borrowings under the revolving credit facility is June 16, 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25 and 0.50 percent per annum, depending on our consolidated senior secured leverage ratio. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.75 percent, or the bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on our consolidated senior secured leverage ratio.
      The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and our joint venture entities) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to Auction #66, the Credit Agreement allows us to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of ANB 1 License, LCW Wireless and other joint ventures.
      Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in initial amounts equal to $225 million of the term loan and $40 million of the revolving credit facility, and Highland Capital Management received a syndication fee of $300,000 in connection with their participation.
      The terms of the Credit Agreement require us to enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness by December 31, 2006. In April 2005, the Company entered into interest rate swap agreements with respect to $250 million of its debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, the Company entered into another interest rate swap agreement with respect to a further $105 million of its outstanding indebtedness. This swap agreement effectively fixes the interest rate on $105 million of the outstanding indebtedness at 6.8% through June 2009. The $6.8 million fair value of the swap agreements at June 30, 2006 was recorded in other assets in our condensed consolidated balance sheet.
Capital Expenditures and Other Asset Acquisitions and Dispositions
Capital Expenditures
      We, ANB 1 License and LCW Wireless currently expect to incur between $525 million and $585 million in capital expenditures, including capitalized interest, for the year ending December 31, 2006.

      During the six months ended June 30, 2006, we and ANB 1 License incurred $187.0 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless networks, (ii) costs associated with the build-out of our new markets, (iii) costs incurred by ANB 1 License in connection with the build-out of its new markets, and (iv) expenditures for EV-DO technology.
      During the year ended December 31, 2005, we and ANB 1 License incurred $200.0 million in capital expenditures. These capital expenditures were primarily for: (1) expansion and improvement of our existing wireless networks, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of our existing Visalia and Modesto/ Merced markets, (iii) costs associated with the build-out of our new markets, (iv) costs incurred by ANB 1 License in connection with the build-out of its new markets, and (v) initial expenditures for EV-DO technology.
Auction #58 Properties and Build-Out
      In May 2005, we purchased four wireless licenses covering approximately 11.3 million POPs in the FCC’s Auction #58 for $166.9 million. In September 2005, ANB 1 License purchased nine wireless licenses covering approximately 10.2 million POPs in Auction #58 for $68.2 million. We have launched two of the four markets we purchased in Auction #58, and ANB 1 License has launched all of its Auction #58 markets.
Arrangements with Denali
      In May 2006, Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through its wholly owned subsidiary Denali License) in Auction #66 as a “very small business” designated entity under FCC regulations. In July, 2006, Cricket and DSM entered into an amended and restated limited liability company agreement, or the Denali LLC Agreement, under which Cricket and DSM made equity investments of approximately $7.6 million and $1.6 million, respectively, in Denali. Cricket owns an 82.5% non-controlling membership interest in Denali, and DSM owns a 17.5% controlling membership interest in Denali. DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket. The parties have agreed to make equity investments at the conclusion of the auction such that Cricket’s and Denali’s total equity investments will be equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of the wireless licenses, if any, that Denali License acquires in Auction #66. In addition, Cricket and Denali have agreed to make further equity investments on the first anniversary of the conclusion of the auction in an amount equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of such wireless licenses, up to a specified maximum amount.
      In July 2006, Cricket entered into a senior secured credit agreement with Denali License and Denali under which Cricket has agreed to loan to Denali License up to $203.8 million to fund the payment of the net winning bids for licenses for which Denali License is the winning bidder in Auction #66. Cricket has also agreed to loan to Denali License an amount equal to $1.50 times the aggregate number of potential customers covered by all licenses for which Denali License is the winning bidder to fund a portion of the costs of the construction and operation by Denali License of wireless networks using such licenses. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due on the tenth anniversary of the date on which the last license is awarded to Denali License in Auction #66. However, if DSM makes an offer to sell its membership interests in Denali to Cricket under the Denali LLC Agreement (and Cricket accepts such offer), then all outstanding principal and accrued interest under the credit agreement will become due upon the first business day following the date on which Cricket has paid DSM the offer price for its membership interests in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. The obligations of Denali License and Denali under the credit agreement are secured by all of the personal property, fixtures and owned real property of Denali License and Denali, subject to certain permitted liens.

Significant Acquisitions and Dispositions
      In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.
      In July 2006, we sold our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets for approximately $28 million in cash and an equity interest in LCW Wireless, a designated entity which owns a wireless license in the Portland, Oregon market. We also contributed to LCW Wireless approximately $21 million in cash and two wireless licenses in Eugene and Salem, Oregon and related operating assets, resulting in Cricket owning a 72% non-controlling equity interest in LCW Wireless. We expect to receive additional membership interests in LCW Wireless once we have completed replacing certain network equipment, although we cannot assure you that this will be completed. Upon receipt of such interests, we will own a 73.3% non-controlling membership interest in LCW Wireless. We estimate that we will recognize a gain in the third quarter ending September 30, 2006 associated with the sale of the Toledo and Sandusky wireless licenses and operating assets.
      In June 2006, we entered into three agreements to sell six wireless licenses covering 1.8 million potential customers in areas where we were not offering commercial service for an aggregate sales price of $12.9 million. Completion of these transactions is subject to customary closing conditions, including FCC approval. During the second quarter of 2006, we recorded impairment charges of $3.2 million to adjust the carrying values of four of the licenses to their estimated fair values, which were based on the agreed upon purchase prices.
      In March 2006, we entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including FCC approval and the receipt of an FCC order agreeing to extend certain build-out requirements with respect to certain of the licenses. Although we expect to receive such approvals and order and to satisfy the other conditions, we cannot assure you that such approvals and order will be granted or that the other conditions will be satisfied.
Off-Balance Sheet Arrangements
      We had no material off-balance sheet arrangements at June 30, 2006.
Our Plans for Auction #66
      We are seeking opportunities to enhance our current market clusters and expand into new geographic markets by acquiring additional spectrum. As a result, we plan to participate (directly through a wholly owned subsidiary and indirectly through Denali License, an entity in which we own an indirect 82.5% non-controlling interest) as a bidder in Auction #66. In July 2006, we paid the FCC, through a wholly owned subsidiary, $255 million, and Denali License paid the FCC $50 million, as bidding deposits for Auction #66. We expect to employ a focused and disciplined approach to our potential purchases of licenses in Auction #66.
      We have recently announced a purchase of spectrum from a debtor-in-possession at prices substantially below the prices at which the spectrum had been sold previously. We have also chosen to forego purchasing spectrum in markets that, although they possessed many of the characteristics of our most successful markets, were too expensive relative to their value to us to fit well within our strategy. As we have in the past, we expect to be a disciplined bidder in Auction #66 and to limit the prices we are willing to pay for licenses to amounts at which we believe we can earn at least our targeted return on our investments in licenses and the associated build-out and initial operating costs.
      We cannot assure you that our bidding strategy will be successful in Auction #66 or that spectrum in the auction that meets our internally developed criteria for strategic expansion will be available to us at acceptable prices. In addition, our use of any spectrum licenses won in Auction #66 may be affected by the requirements to clear the spectrum of existing U.S. government operations and other private sector wireless operations, some of which are permitted to continue to use the spectrum for several years. In anticipation of our participation in Auction #66, we currently intend to further expand our access to sources of capital to finance purchases of licenses and a portion of the related build-out and initial operating costs for such licenses. Although we are currently negotiating definitive documents for an $850 million bridge loan facility for Auction #66 and we expect, subject to market conditions, to launch a forward equity sale of approximately $250 million of our common stock in connection with an underwritten public offering in the near future, we cannot assure you that such funds will be available to us on acceptable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Because our bidding strategy in Auction #66 may not be successful and prices for spectrum in Auction #66 may rise to levels that are not acceptable to us, we may not utilize all or a significant portion of this anticipated additional financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      Interest Rate Risk. As of June 30, 2006, we had $900 million in outstanding floating rate debt under our secured Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The terms of our Credit Agreement require that we enter into interest rate hedging agreements in an amount equal to at least 50% of our outstanding indebtedness by December 31, 2006. In April 2005, we entered into interest rate swap agreements with respect to $250 million of our debt. These swap agreements effectively fix the interest rate on $250 million of the outstanding indebtedness at 6.7% through June 2007. In July 2005, we entered into another interest rate swap agreement with respect to a further $105 million of our indebtedness. This swap agreement effectively fixes the interest rate on $105 million of our indebtedness at 6.8% through June 2009.
      As of June 30, 2006, net of the effect of the interest rate swap agreements described above, our outstanding floating rate indebtedness totaled $545 million. The primary base interest rate is three month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $5.5 million.
      Hedging Policy. Our policy is to maintain interest rate hedges when required by credit agreements. We do not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

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
      Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that two control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of June 30, 2006. As a result of these material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

      In light of these material weaknesses, the Company performed additional analyses and procedures in order to conclude that its condensed consolidated financial statements for the quarter ended June 30, 2006 were fairly stated in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite the Company’s material weaknesses, the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006 are fairly stated, in all material respects, in accordance with generally accepted accounting principles.
      The material weaknesses and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:
      Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions. The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. The Company has also experienced staff turnover and an associated loss of Company-specific experience within its accounting, financial reporting and tax functions. This control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      The Company has taken the following actions to remediate this material weakness:

•	The Company hired a new vice president, chief accounting officer in May 2005. This individual is a certified public accountant with over 19 years of experience as an accounting professional, including over 14 years of public accounting experience with PricewaterhouseCoopers, LLP. He possesses a strong background in technical accounting and the application of generally accepted accounting principles in complex or non-routine transactions.

•	The Company has hired a number of other key accounting personnel since February 2005 that are appropriately qualified and experienced to identify and apply technical accounting literature, including several new directors and managers.

•	In June 2006, the Company hired a new director of tax to lead its tax function. This individual is a certified public accountant with over 19 years of experience as a tax professional, including over nine years with the tax practices of large public accounting firms. He possesses a strong background in interpreting and applying income tax accounting literature and preparing income tax provisions for public companies.

•	The Company has used experienced qualified consultants to assist management in addressing the application of generally accepted accounting principles in complex or non-routine transactions for the quarters ended March 31, 2006 and June 30, 2006 and the year ended December 31, 2005, and will continue to use such consultants in the future, as needed, to supplement its existing staff.
      Based on the new leadership and management in the accounting and tax functions, the Company’s identification of certain of the historical errors in its accounting for income taxes and the timely completion of the Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2006, the Company believes that it has made substantial progress in addressing this material weakness as of June 30, 2006. The Company expects that this material weakness will be fully remediated once it has fully remediated the material weakness related to the accounting for income taxes, the new key accounting personnel have had sufficient time in their positions, and the Company demonstrates continued timely completion of its SEC reports.
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
      The Company has taken the following actions to remediate this material weakness:

•	In June 2006, the Company hired a new director of tax to lead its tax function. This individual is a certified public accountant with over 19 years of experience as a tax professional, including over nine years with the tax practices of large public accounting firms. He possesses a strong background in interpreting and applying income tax accounting literature and preparing income tax provisions for public companies.

•	As part of its 2005 annual income tax provision, the Company improved its internal control over income tax accounting to establish detailed procedures for the preparation and review of the income tax provision, including review by the Company’s chief accounting officer.

•	The Company used experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company’s income tax provision for the quarters ended March 31, 2006 and June 30, 2006 and the year ended December 31, 2005, and may continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs.
      As a result of the remediation initiatives described above, the Company identified certain of the errors that gave rise to the restatements of the consolidated financial statements for deferred income taxes. In addition, the Company prepared accurate and timely income tax provisions for the year ended December 31, 2005 and the first two quarters of fiscal 2006. Based on these remediation initiatives, the Company believes that it has made substantial progress in addressing this material weakness as of June 30, 2006. The Company expects that this material weakness will be fully remediated once the new leader of the tax department has had sufficient time in his position and the Company demonstrates continued accurate and timely preparation of its income tax provisions.
      (b) Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2006. There have been no material developments in the status of those legal proceedings during the six months ended June 30, 2006 except as noted in the following paragraph with respect to outstanding bankruptcy claims.
      Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.7 million U.S. dollars as of July 31, 2006) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) has not yet been resolved. The Bankruptcy Court sustained our objection to the claim and dismissed the claim in June 2006. However, the Australian government has appealed the Bankruptcy Court order to the United States District Court for the Southern District of California in Case No. 06-CCV-1282. We do not believe that the resolution of this claim will have a material adverse effect on our consolidated financial statements.
      On June 14, 2006, we sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, Case No. 2:06-cv-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Improved Method for Providing Wireless Communication Services and Network and System for Delivering of Same System and Method for Producing Wireless Communication Services,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Based upon our preliminary review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations.
      On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Case No. 3-06CV1399-D, seeking a declaratory judgment that our U.S. Patent No. 6,959,183 “Improved Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates.
      We are subject to other claims and legal actions that arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors.
      There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 previously filed with the SEC other than changes to: the Risk Factor below entitled “We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control,” which has been updated to reflect our acquisition of non-controlling membership interests in LCW Wireless and Denali (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures and Other Asset Acquisitions and Dispositions” in Part I above) and developments with respect to the FCC’s new rules on its designated entity program; the Risk Factors below entitled “Our Indebtedness Could Adversely Affect Our Financial Health,” “Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage” and “Covenants in Our Secured Credit Agreement and Other Credit Agreements or Indentures that we may Enter Into in the Future May Limit Our Ability to Operate Our Business,” which have been updated to reflect the amendment and restatement of our senior secured credit facility and our negotiations for a new bridge loan facility (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Credit Facility” in Part I above); the Risk Factor below entitled “If Call Volume under Our Cricket and Jump Mobile Services Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position,” which has been updated to describe the potential impact of higher than expected call volumes for our Jump Mobile service; the Risk Factor below entitled “We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and any Delays or Cost Increases in the Build-Out of our New Markets Could Adversely Affect Our Business,” which has been updated to describe certain potential spectrum clearing issues; and the Risk Factor below entitled “We May Not Be Successful in Protecting and Enforcing Our Intellectual Property Rights,” which has been updated to describe recent patent litigation.
Risks Related to Our Business and Industry
We Have Experienced Net Losses, and We May Not Be Profitable in the Future.
      We experienced net losses of $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002 and $483.3 million for the year ended December 31, 2001. Although we had net income of $30.0 million and $25.2 million for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively, we may not generate profits in the future on a consistent basis, or at all. We expect net income to decrease in the subsequent quarters of 2006, and we may realize a net loss for fiscal 2006. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.
We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.
      Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.
If We Experience High Rates of Customer Turnover, Our Ability to Remain Profitable Will Decrease.
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

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.
      In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary was awarded certain licenses in Auction #58. In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. Both ANB 1 License and LCW Wireless hold their Auction #58 wireless licenses as “very small business” designated entities under FCC regulations. In July 2006, we acquired an 82.5% non-controlling interest in Denali, which we expect to participate (through a wholly owned subsidiary) in Auction #66 as a “very small business” designated entity under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in ANB 1, LCW Wireless and Denali, and we plan to have similar agreements in connection with any future joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.
      The FCC recently implemented rule changes aimed at addressing alleged abuses of its designated entity program, affirmed these changes on reconsideration and has sought comment on further rule changes. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business size tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint ventures with ANB 1, LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remains in flux, and parties have already sought further reconsideration or judicial review of these rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.
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
      In addition, some of our competitors are able to offer their customers roaming services on a nationwide basis and at lower rates. We currently offer roaming services on a prepaid basis. Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices and attract a larger number of dealers than we can. Prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase, as well as their bargaining power as wholesale providers of roaming services. For example, in connection with the offering of our “Travel Time” roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.
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
      The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors.
We Have Identified Material Weaknesses in Our Internal Control Over Financial Reporting, and Our Business and Stock Price May Be Adversely Affected If We Do Not Remediate All of These Material Weaknesses, or If We Have Other Material Weaknesses in Our Internal Control Over Financial Reporting.
      In connection with their evaluations of our disclosure controls and procedures, our CEO and CFO have concluded that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments and the preparation of our income tax provision, and as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures.
      Although we are engaged in remediation efforts with respect to the material weaknesses related to turnover and staffing and income tax provision preparation, the existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in Part I of this report. We cannot assure you that we will be able to remediate these material weaknesses in a timely manner.
Our Internal Control Over Financial Reporting Was Not Effective as of December 31, 2005, and Our Business May Be Adversely Affected if We Are Not Able to Implement Effective Control Over Financial Reporting.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. We were required to comply with Section 404 of the Sarbanes-Oxley Act in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. We conducted a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. The standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment identified the need for remediation of some aspects of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to material weaknesses related to staffing levels and preparation of our income tax provision as described in “Item 4. Controls and Procedures” in Part I of this report. Our management concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. If we are unable to implement effective control over financial reporting, investors could lose confidence in our reported financial information and the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
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
      Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including those owned by ANB 1 License and LCW Wireless and any licenses we or Denali License may acquire in Auction #66 or from third parties. Large scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any licenses that we or Denali License may acquire in Auction #66, would negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.
      The spectrum that will be licensed in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We have considered the estimated cost and time frame required to clear the spectrum on which we intend to bid in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the spectrum that is being auctioned at classified geographic locations that have not yet been identified to bidders, which creates additional uncertainty about the time at which such spectrum will be available for commercial use.
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
Our Indebtedness Could Adversely Affect Our Financial Health.
      We have now and will continue to have a significant amount of indebtedness. As of June 30, 2006, our total outstanding indebtedness under our secured credit facility was $900 million and we also had a $200 million undrawn revolving credit facility (which forms part of our secured credit facility). We plan to raise additional funds in the future, and we expect to obtain much of such capital through debt financing. The existing indebtedness under our secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness.
      Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because our indebtedness under our secured credit facility bears, and indebtedness under our proposed new bridge loan facility would bear, interest at a variable rate. For a description of our secured credit facility, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facility.”
Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.
      We may incur substantial additional indebtedness in the future. We are negotiating definitive loan documents for an $850 million bridge loan which would allow us to borrow additional capital, as needed, to finance the purchase of licenses in Auction #66 and a portion of the related build-out and initial operating costs of such licenses. However, depending on the prices of licenses in the auction, especially if license prices are attractive, we may seek additional capital to purchase licenses by expanding the bridge loan, which we expect will allow us to obtain additional commitments of up to $350 million in the aggregate. There can be no assurance that the bridge loan will close or that we will have access to additional commitments. Following the completion of Auction #66, when the capital requirements associated with our auction activity will be clearer, we expect to repay the bridge loan with proceeds from one or more offerings of unsecured debt securities, convertible debt securities and/or equity securities (which may include proceeds, if any, received upon settlement of forward equity sale agreements, if such an offering is completed), although we cannot assure you that such financings will be available to us on acceptable terms or at all.
      Depending on which licenses, if any, we ultimately acquire in Auction #66, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with such licenses. However, we generally do not intend to commence the build-out of any individual license until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with such license.
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
      Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility or bridge loan facility, will be available to us or available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out our newly acquired wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.
Covenants in Our Secured Credit Agreement and Other Credit Agreements or Indentures that we may Enter Into in the Future May Limit Our Ability to Operate Our Business.
      Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. The restrictions in our Credit Agreement or the bridge loan agreement that we intend to enter into could limit our ability to make borrowings under our proposed new bridge loan facility or our existing revolving credit facility, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.
      If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. Our failure to timely file our Annual Report on Form 10-K for fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 constituted defaults under our previous credit agreement, and the restatement of certain of the historical consolidated financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 may have constituted a default under our previous credit agreement. Although we were able to obtain limited waivers under our previous credit agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.
Rises in Interest Rates Could Adversely Affect our Financial Condition.
      An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in prevailing interest rates. As of June 30, 2006, we estimate that approximately 60% of our debt was variable rate debt after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.
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
      For example, we have committed a substantial amount of capital to upgrade our network with 1xEV-DO technology to offer advanced data services. However, if such upgrades, technologies or services do not become commercially accepted, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.
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
We May Not be Successful in Protecting and Enforcing Our Intellectual Property Rights.
      We rely on a combination of patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights, all of which only offer limited protection. We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. Despite our efforts, the steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary rights. Moreover, others may independently develop processes and technologies that are competitive to ours. The enforcement of our intellectual property rights may depend on any legal actions that we undertake against such infringers being successful, but we cannot be sure that any such actions will be successful, even when our rights have been infringed.
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
If Call Volume under Our Cricket and Jump Mobile Services Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position.
      During the year ended December 31, 2005, Cricket customers used their handsets approximately 1,450 minutes per month, and some markets were experiencing substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. In addition, call volumes under our Jump Mobile services have been significantly higher than expected. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket and Jump Mobile customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket and Jump Mobile service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.
We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.
      Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. There may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction, including at Auction #66, or in the after-market at a reasonable cost, or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us at that time or at a reasonable cost, our results of operations could be adversely affected. In addition, although we are seeking to have access to additional capital for Auction #66 through a bridge loan and forward or current sales of our common stock, we cannot assure you that additional capital will be available to us on acceptable terms, or at all.
Our Wireless Licenses are Subject to Renewal and Potential Revocation in the Event that We Violate Applicable Laws.
      Our wireless licenses are subject to renewal upon the expiration of the 10-year period for which they are granted, commencing for some of our wireless licenses in 2006. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.
Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.
      During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the six months ended June 30, 2006, we recorded impairment charges of $3.2 million. During the year ended December 31, 2005, we recorded impairment charges of $12.0 million.
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
If We Experience High Rates of Credit Card Subscription or Dealer Fraud, Our Ability to Become Profitable Will Decrease.
      Our operating costs can increase substantially as a result of customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud in the future, it could have a material adverse impact on our financial condition and results of operations.
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
The 16,860,077 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement May Adversely Affect The Market Price of Leap’s Common Stock.
      As of August 1, 2006, 61,254,519 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement, as amended, registers for resale 16,860,077 shares, or approximately 27.5%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.
Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.
      As of August 1, 2006, 61,254,519 shares of Leap common stock were issued and outstanding, and 4,945,481 additional shares of Leap common stock were reserved for issuance, including 3,566,492 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 778,989 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.
      In addition, Leap has reserved five percent of its outstanding shares, which was 3,062,726 shares as of August 1, 2006, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, which is referred to in this report as the LCW LLC Agreement, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in Cricket’s $1.1 billion senior secured credit facility do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.
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
Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.
      Our directors and entities affiliated with them beneficially owned in the aggregate approximately 27.2% of Leap common stock as of August 1, 2006. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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
      Our Annual Meeting of Stockholders was held on May 18, 2006. Two proposals were considered. The first proposal was to elect six directors to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, and each candidate received the following votes:

	For	Withheld

James D. Dondero	51,543,422	1,498,756
John D. Harkey, Jr.	52,920,628	121,550
S. Douglas Hutcheson	52,981,524	60,654
Robert V. LaPenta	52,982,433	59,745
Mark H. Rachesky, M.D.	51,568,522	1,473,656
Michael B. Targoff	52,000,827	1,041,351
      All of the foregoing candidates were elected.
      The second proposal was to ratify the selection of PricewaterhouseCoopers LLP as Leap’s independent registered public accounting firm for the fiscal year ending December 31, 2006. This proposal received the following votes:

For	Against	Abstain

52,977,225	64,831	122
      The foregoing proposal was approved.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number		Description of Exhibit

10	.4.5†(1)	Amendment No. 5 to Amended and Restated System Equipment Purchase Agreement, effective as of May 22, 2006, by and between Cricket Communications, Inc. and Nortel Networks, Inc.
10	.8.5(2)	Amendment No. 5, dated April 24, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC
10	.9.16#(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors)
10	.11(4)	Amended and Restated Credit Agreement, dated June 16, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent and L/ C issuer
10	.11.1(4)	Amended and Restated Security Agreement, dated June 16, 2006, made by Cricket Communications, Inc., Leap Wireless International, Inc., and the Subsidiary Guarantors to Bank of America, N.A., as collateral agent
10	.11.2(4)	Amended and Restated Parent Guaranty, dated June 16, 2006, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement (the “Secured Parties”)
10	.11.3(4)	Amended and Restated Subsidiary Guaranty, dated June 16, 2006, made by the Subsidiary Guarantors in favor of the Secured Parties
10	.15*	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC
10	.16#(5)	2006 Cricket Non-Sales Bonus Plan
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participate.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 22, 2006, as filed with the SEC on August 1, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 24, 2006, as filed with the SEC on April 27, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, as filed with the SEC on June 6, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 16, 2006, as filed with the SEC on June 19, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 25, 2006, as filed with the SEC on August 2, 2006, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 4, 2006	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2006	By: /s/ Dean M. Luvisa Dean M. Luvisa Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)