Form 10-Q
period 2006-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2006-11-09
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number 0-29752

Leap Wireless International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 10307 Pacific Center Court, San Diego, CA (Address of principal executive offices)	33-0811062 (I.R.S. Employer Identification No.) 92121 (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on November 1, 2006 was 67,763,650.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2006

		Page

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4.1
EXHIBIT 10.5.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and cash equivalents	$233,594	$293,073
Short-term investments	47,096	90,981
Restricted cash, cash equivalents and short-term investments	10,009	13,759
Inventories	50,937	37,320
Other current assets	41,657	29,237

Total current assets	383,293	464,370
Property and equipment, net	870,779	621,946
Wireless licenses	821,338	821,288
Assets held for sale (Note 8)	20,354	15,145
Goodwill	431,896	431,896
Other intangible assets, net	88,260	113,554
Deposits for wireless licenses (Note 8)	305,000	—
Other assets	43,631	38,119

Total assets	$2,964,551	$2,506,318

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$238,369	$167,770
Current maturities of long-term debt (Note 4)	9,000	6,111
Other current liabilities	55,782	49,627

Total current liabilities	303,151	223,508
Long-term debt (Note 4)	888,750	588,333
Deferred tax liabilities	138,755	141,935
Other long-term liabilities	44,582	36,424

Total liabilities	1,375,238	990,200

Minority interests	25,099	1,761

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 61,298,539 and 61,202,806 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	1,505,217	1,490,638
Retained earnings	56,788	21,575
Accumulated other comprehensive income	2,203	2,138

Total stockholders’ equity	1,564,214	1,514,357

Total liabilities and stockholders’ equity	$2,964,551	$2,506,318

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Service revenues	$249,081	$193,675	$695,706	$569,360
Equipment revenues	38,445	36,852	126,361	116,366

Total revenues	287,526	230,527	822,067	685,726

Operating expenses:
Cost of service (exclusive of items shown separately below)	(70,722)	(50,304)	(186,181)	(150,109)
Cost of equipment	(68,624)	(49,576)	(179,591)	(141,553)
Selling and marketing	(42,948)	(25,535)	(107,992)	(73,340)
General and administrative	(49,110)	(41,306)	(145,268)	(119,764)
Depreciation and amortization	(56,409)	(49,076)	(163,781)	(144,461)
Impairment of indefinite-lived intangible assets	(4,701)	(689)	(7,912)	(12,043)

Total operating expenses	(292,514)	(216,486)	(790,725)	(641,270)
Gains on sales of wireless licenses and operating assets (Note 8)	21,990	14,593	21,990	14,593

Operating income	17,002	28,634	53,332	59,049
Minority interests in income of consolidated subsidiaries	(138)	—	(347)	—
Interest income	5,491	2,991	15,218	6,070
Interest expense	(15,753)	(6,679)	(31,606)	(23,368)
Other income (expense), net	272	2,352	(5,112)	1,027

Income before income taxes	6,874	27,298	31,485	42,778
Income tax benefit (expense)	3,105	(10,901)	3,105	(17,762)

Income before cumulative effect of change in accounting principle	9,979	16,397	34,590	25,016
Cumulative effect of change in accounting principle	—	—	623	—

Net income	$9,979	$16,397	$35,213	$25,016

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.17	$0.27	$0.57	$0.42
Cumulative effect of change in accounting principle	—	—	0.01	—

Basic net income per share	$0.17	$0.27	$0.58	$0.42

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.16	$0.27	$0.56	$0.41
Cumulative effect of change in accounting principle	—	—	0.01	—

Diluted net income per share	$0.16	$0.27	$0.57	$0.41

Shares used in per share calculations:
Basic	60,295	60,246	60,286	60,093

Diluted	62,290	61,395	61,866	60,727

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net cash provided by operating activities	$223,007	$191,191

Investing activities:
Cash purchases of property and equipment	(348,911)	(82,259)
Change in prepayments for purchases of property and equipment	2,770	(1,137)
Purchases of and deposits for wireless licenses	(307,128)	(243,987)
Proceeds from sales of wireless licenses and operating assets	27,968	99,050
Purchases of investments	(120,398)	(270,587)
Sales and maturities of investments	165,982	158,501
Change in restricted cash, cash equivalents and short-term investments, net	(3,443)	83

Net cash used in investing activities	(583,160)	(340,336)

Financing activities:
Proceeds from long-term debt	900,000	600,000
Repayment of long-term debt	(596,694)	(416,757)
Debt issuance costs	(8,058)	(6,951)
Minority interest contributions	5,767	—
Proceeds from issuance of common stock, net	725	—
Costs related to forward equity sale	(1,066)	—

Net cash provided by financing activities	300,674	176,292

Net increase (decrease) in cash and cash equivalents	(59,479)	27,147
Cash and cash equivalents at beginning of period	293,073	141,141

Cash and cash equivalents at end of period	$233,594	$168,288

Supplementary disclosure of cash flow information:
Cash paid for interest	$41,942	$44,951
Cash paid for income taxes	$327	$280

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company and Nature of Business

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “Jumptm Mobile” brands. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its operating subsidiaries. Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC (“ANB 1 License”) and by LCW Wireless Operations, LLC (“LCW Operations”), both of which are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 75% non-controlling interest in ANB 1 License through a 75% non-controlling interest in Alaska Native Broadband 1, LLC (“ANB 1”), and an indirect 72% non-controlling interest in LCW Operations through a 72% non-controlling interest in LCW Wireless, LLC (“LCW Wireless”) (see Note 8). In May 2006, Cricket acquired a non-controlling interest in Denali Spectrum, LLC (“Denali”), which participated in Auction #66 as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”). Cricket currently holds an 82.5% non-controlling interest in Denali.

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the nine months ended September 30, 2006, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

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

The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1, LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in ANB 1, LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. The Company’s Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate, and the Jump Mobile service offers customers a per-minute prepaid service. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Amounts received in advance for wireless services from customers who pay in advance of their billing cycle are initially recorded as deferred revenues and are recognized as service revenues as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. Starting in May 2006, all new and reactivating customers pay for their service in advance.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as the Company does not yet have sufficient relevant historical experience to establish reliable estimates of returns by such dealers and distributors. Handsets sold by third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers. Once the Company believes it has sufficient relevant historical experience on which to establish reliable estimates of returns, it will begin to recognize equipment revenues upon sale to third-party dealers and distributors. The Company is currently reviewing its experience and may be able to establish reliable estimates of returns in the foreseeable future.

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

Costs and Expenses

The Company’s costs and expenses include:

Cost of Service.  The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company’s customers; charges from other communications companies for their transport and termination of calls originated by the Company’s customers and destined for customers of other networks; and expenses for tower and network facility rent, engineering operations, field technicians and related utility and maintenance charges, and salary and overhead charges associated with these functions.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is amortized over an estimated useful life of 10 years. During the three and nine months ended September 30, 2006, the Company capitalized $3.4 million and $12.3 million, respectively, of interest to property and equipment. During the three and nine months ended September 30, 2005, the Company capitalized $3.6 million and $4.3 million, respectively, of interest to property and equipment. Starting on January 1, 2006, site rental costs incurred during the construction period are recognized as rental expense in accordance with FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Prior to fiscal 2006, such rental costs were capitalized as construction-in-progress.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At September 30, 2006, there was no property and equipment classified as assets held for sale. At December 31, 2005, property and equipment with a net book value of $5.4 million was classified as assets held for sale.

Wireless Licenses

Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future, and wireless licenses may be renewed every ten to fifteen years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At September 30, 2006 and December 31, 2005, wireless licenses with a carrying value of $20.4 million and $8.2 million, respectively, were classified as assets held for sale.

Goodwill and Other Intangible Assets

Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At September 30, 2006, there were no intangible assets classified as assets held for sale. At December 31, 2005, intangible assets with a net book value of $1.5 million were classified as assets held for sale.

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

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. An impairment loss is recognized when the fair value of the asset is less than its carrying value and is measured as the amount by which the asset’s carrying value exceeds its fair value. Any required impairment losses are recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company conducts its annual tests for impairment during the third quarter of each year. As a result of the annual impairment tests of wireless licenses, the Company recorded impairment charges of $4.7 million and $0.7 million during the quarters ended September 30, 2006 and 2005, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.

During the second quarter of 2006, the Company recorded impairment charges of $3.2 million to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values as a result of a sale transaction (see Note 8). During the second quarter of 2005, the Company recorded impairment charges of $11.4 million to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values as a result of a sale transaction.

Basic and Diluted Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants, restricted stock awards and forward equity agreements calculated using the treasury stock method.

A reconciliation of weighted-average shares outstanding used in calculating basic and diluted net income per share is as follows (unaudited) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Weighted-average shares outstanding — basic net income per share	60,295	60,246	60,286	60,093
Effect of dilutive securities:
Non-qualified stock options	247	—	147	62
Restricted stock awards	974	861	933	327
Warrants	379	288	367	245
Common shares issuable upon physical settlement of forward sale agreements	395	—	133	—

Adjusted weighted-average shares outstanding — diluted net income per share	62,290	61,395	61,866	60,727

The number of shares not included in the computation of diluted net income per share because their effect would have been anti-dilutive totaled 1.2 million and 1.4 million for the three and nine months ended September 30,

2006, respectively, and 1.8 million and 0.4 million for the three and nine months ended September 30, 2005, respectively.

Comprehensive Income

Comprehensive income consists of the following (unaudited) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$9,979	$16,397	$35,213	$25,016
Other comprehensive income:
Net unrealized holding gains (losses) on investments, net of tax	(128)	120	(170)	82
Unrealized gains (losses) on interest rate swaps, net of tax	(3,033)	2,007	235	1,213

Comprehensive income	$6,818	$18,524	$35,278	$26,311

Components of accumulated other comprehensive income consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Net unrealized holding losses on investments, net of tax	$(178)	$(8)
Unrealized gains on interest rate swaps, net of tax	2,381	2,146

Accumulated other comprehensive income	$2,203	$2,138

Share-Based Payments

The Company accounts for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted SFAS 123R, as required, on January 1, 2006. Prior to fiscal 2006, the Company recognized compensation expense for employee share-based awards based on their intrinsic value on the grant date pursuant to Accounting
Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

The Company has granted nonqualified stock options, restricted stock awards and deferred stock units under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”). Most of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to vesting. The stock options and restricted stock awards generally vest in full three or five years from the grant date with no interim time-based vesting. In addition, the stock options and restricted stock awards generally provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. Certain stock options and restricted stock awards include only a service condition and vest over periods of up to approximately three years from the grant date. All share-based awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan). Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

During the quarter ended March 31, 2006, the Board of Directors approved a modification of the accelerated vesting performance conditions for all outstanding share-based awards with such performance conditions to take into account changes in business conditions that were not considered when the performance conditions were originally established, including the planned build-out of new markets. The performance conditions were originally established and subsequently modified such that they are neither probable nor improbable of achievement. As a result, the modifications of the performance conditions did not result in changes in the expected lives of the awards and, therefore, did not result in changes in the fair value of the awards. The original compensation cost related to the modified awards continues to be recognized over the requisite service period.

Share-Based Compensation Information under SFAS 123R

Under SFAS 123R, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the common stock. This was the basis for the intrinsic value method used to measure compensation expense for the restricted stock awards prior to fiscal 2006. All restricted stock awards were granted with an exercise price of $0.0001 per share. The weighted-average grant date fair value of the restricted common stock was $45.59 and $44.26 per share, respectively, during the three and nine months ended September 30, 2006.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options under SFAS 123R. This valuation model was previously used for the Company’s pro forma disclosures under SFAS 123. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $24.53 and $23.68 per share, respectively, which was estimated using the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Expected volatility	47%	47%
Expected term (in years)	6.5	6.5
Risk-free interest rate	4.87%	4.80%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to fiscal 2006 for purposes of the Company’s pro forma information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

As share-based compensation expense under SFAS 123R is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were accounted for as they occurred in the Company’s pro forma disclosures under SFAS 123. The Company recorded a gain of $0.6 million as a cumulative effect of a change in accounting principle related to the change in accounting for forfeitures under SFAS 123R.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2006 was allocated as follows (unaudited) (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Cost of service	$311	$830
Selling and marketing expenses	637	1,437
General and administrative expenses	4,115	12,210

Share-based compensation expense before tax	5,063	14,477
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$5,063	$14,477

Net share-based compensation expense per share:
Basic	$0.08	$0.24

Diluted	$0.08	$0.23

Prior to fiscal 2006, the restricted stock awards and deferred stock units were granted with an exercise price of $0.0001 per share and, therefore, the Company recognized compensation expense associated with these awards based on their intrinsic value. No compensation expense was recorded for stock options prior to adopting SFAS 123R, because the Company established the exercise price of the stock options based on the fair value of the underlying stock at the date of grant. During the three months ended September 30, 2005, the Company granted a total of 390,975 non-qualified stock options and 125,781 shares of restricted common stock to directors, executive officers and other employees of the Company. During the nine months ended September 30, 2005, the Company granted a total of 2,073,692 non-qualified stock options, 932,204 shares of restricted common stock and 246,484 deferred stock units to directors, executive officers and other employees of the Company. The Company recorded $2.7 million and $9.9 million of share-based compensation expense for the three and nine months ended September 30, 2005, respectively, resulting from the grant of the restricted common stock and immediately vested deferred stock units. The total intrinsic value of the deferred stock units of $6.9 million was recorded as share-based compensation expense during the nine months ended September 30, 2005. The total intrinsic value of the restricted stock awards is being amortized on a straight-line basis over the maximum vesting period of the awards of either three or five years.

Total share-based compensation expense for the three and nine months ended September 30, 2005 was allocated as follows (unaudited) (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Cost of service	$217	$1,014
Selling and marketing expenses	203	896
General and administrative expenses	2,301	7,941

Share-based compensation expense	$2,721	$9,851

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

The pro forma effects on net income and earnings per share of recognizing share-based compensation expense under the fair value method required by SFAS 123 was as follows (unaudited) (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

As reported net income	$16,397	$25,016
Add back share-based compensation expense included in net income	2,721	9,851
Less pro forma compensation expense, net of tax	(4,962)	(15,002)

Pro forma net income	$14,156	$19,865

Basic net income per share:
As reported	$0.27	$0.42

Pro forma	$0.24	$0.33

Diluted net income per share:
As reported	$0.27	$0.41

Pro forma	$0.23	$0.33

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

The weighted-average fair value per share on the grant date for stock options granted during the three and nine months ended September 30, 2005 was $26.31 and $20.58, respectively, which was estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Expected volatility	87%	87%
Expected term (in years)	6.5	5.7
Risk-free interest rate	3.93%	3.61%
Expected dividend yield	—	—

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies may record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is required to adopt this interpretation by December 31, 2006. The Company does not believe the initial adoption will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. The Company is currently evaluating what impact, if any, SFAS 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what impact, if any, the Interpretation will have on its consolidated financial statements.

Note 3.  Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)

Other current assets:
Accounts receivable, net	$23,208	$17,397
Prepaid expenses	15,495	9,884
Other	2,954	1,956

	$41,657	$29,237

Property and equipment, net:
Network equipment	$908,559	$654,993
Computer equipment and other	63,593	38,778
Construction-in-progress	239,785	134,929

	1,211,937	828,700
Accumulated depreciation	(341,158)	(206,754)

	$870,779	$621,946

Accounts payable and accrued liabilities:
Trade accounts payable	$164,772	$117,140
Accrued payroll and related benefits	25,263	13,185
Other accrued liabilities	48,334	37,445

	$238,369	$167,770

Other current liabilities:
Deferred revenues	$24,167	$21,391
Accrued property taxes	9,796	6,536
Sales, telecommunications and other tax liabilities	9,552	15,745
Other	12,267	5,955

	$55,782	$49,627

Note 4. Long-Term Debt

Senior Secured Credit Facility

Long-term debt as of September 30, 2006 consisted of an amended and restated senior secured credit agreement (the “Credit Agreement”), which included a $900 million term loan and an undrawn $200 million revolving credit facility available until June 2011. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, commencing September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.

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

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (excluding Cricket, which is the primary obligor, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to the FCC’s recent Auction #66, the Credit Agreement allows the Company to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless and its subsidiaries, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of ANB 1, LCW Wireless and other joint ventures.

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

At September 30, 2006, the effective interest rate on the term loan was 7.8%, including the effect of interest rate swaps, and the outstanding indebtedness was $897.8 million. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate by December 31, 2006. The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These swap agreements effectively fix the interest rate on $250 million of indebtedness at 6.7% and $105 million of indebtedness at 6.8% through June 2007 and 2009, respectively. The fair value of the swap agreements at September 30, 2006 and 2005 was $3.8 million and $2.0 million, respectively, and was recorded in other assets in the consolidated balance sheet.

Long-term debt at December 31, 2005 consisted of a senior secured credit agreement which included term loans with an aggregate outstanding balance of $594.4 million and an undrawn $110 million revolving credit facility. A portion of the proceeds from the new term loan under the Credit Agreement was used to repay these existing term loans in June 2006. Upon repayment of the existing term loans and execution of the new revolving credit facility, the Company wrote off unamortized deferred debt issuance costs related to the existing credit agreement of $5.6 million to other expense for the second quarter of 2006.

Bridge Loan Facility

On August 8, 2006, the Company entered into a bridge credit agreement consisting of an unsecured $850 million bridge loan facility, available until the earlier of March 31, 2007 and 15 days after the date payment was required in full to the FCC for wireless licenses acquired in Auction #66. In October 2006, the Company borrowed $570 million under the bridge loan facility to pay a portion of the final balance it owed to the FCC for its Auction #66 licenses and to loan Denali License $182.6 million to permit it to pay the final balance it owed to the

FCC for its Auction #66 license. The Company used a portion of the cash proceeds from the sale of unsecured senior notes issued in October 2006 (see Note 10) to repay the outstanding obligations, including accrued interest, under the bridge loan facility. Upon repayment of the outstanding indebtedness, the bridge loan facility was terminated.

Note 5.	Income Taxes

The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimate of the annual effective tax rate for the full fiscal year. The Company determines the annual effective tax rate based upon its estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring items. Significant management judgment is required in projecting the Company’s annual income (loss) and determining its annual effective tax rate. The Company provides for income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards.

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, including the Company’s historical operating losses, to determine the need for a valuation allowance. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of tax expense.

Note 6.	Employee Stock Benefit Plans

Stock Option Plan

The Company’s 2004 Plan allows for the grant of stock options, restricted stock and deferred stock units to employees, independent directors and consultants. A total of 4,800,000 shares of common stock were initially reserved for issuance under the 2004 Plan. A total of 970,108 shares of common stock were available for issuance under the 2004 Plan as of September 30, 2006. The stock options are exercisable for up to 10 years from the grant date.

A summary of stock option transactions follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price Per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2005	1,892	$28.94
Options granted	745	44.08
Options forfeited	(85)	31.01
Options exercised	—	—

Outstanding at September 30, 2006	2,552	$33.30	8.91	$37,939

Exercisable at September 30, 2006	76	$26.50	8.44	$1,654

A summary of unvested restricted stock follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
	(In thousands)

Unvested at December 31, 2005	895	$28.56
Shares granted	139	44.26
Shares forfeited	(33)	28.85
Shares vested	—	—

Unvested at September 30, 2006	1,001	$30.74

No stock options or restricted stock vested during the three and nine months ended September 30, 2006. At September 30, 2006, total unrecognized compensation cost related to unvested stock options and restricted stock awards was $29.5 million and $16.1 million, respectively, which is expected to be recognized over weighted-average periods of 3.0 and 2.1 years, respectively. No share-based compensation cost was capitalized as part of inventory and fixed assets prior to fiscal 2006 or during the three and nine months ended September 30, 2006. No stock options were exercised during the three and nine months ended September 30, 2006.

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

Additional information about stock options outstanding at September 30, 2006 follows:

	Exercisable		Total
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number of	Price Per	Number of	Price Per
Exercise Prices	Shares	Share	Shares	Share
	(In thousands)		(In thousands)

Less than $35.00	76	$26.50	1,789	$28.76
Above $35.00	—	—	763	43.94

Total outstanding	76	$26.50	2,552	$33.30

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan, and a total of 778,989 shares remained available for issuance under the ESP Plan as of September 30, 2006. The current offering period under the ESP Plan is from July 1, 2006 through December 31, 2006. Compensation expense related to the ESP Plan has been insignificant.

Note 7.	Stockholders’ Equity

Forward Sale Agreements

In August 2006, in connection with a public offering of Leap common stock, Leap entered into forward sale agreements for the sale of an aggregate of 6,440,000 shares of its common stock, including an amount equal to the underwriters’ over-allotment option in the public offering (which was fully exercised). The initial forward sale price was $40.11 per share, which was equivalent to the public offering price less the underwriting discount, and was subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread of 1.0%. The forward sale agreements allowed the Company to elect to physically settle the transactions, or to issue shares of its common stock in satisfaction of its obligations under the forward sale agreements, in all circumstances (unless the Company had previously elected otherwise). As a result, these forward sale agreements were initially measured at fair value and reported in permanent equity. Subsequent changes in fair value have not been recognized as the forward sale agreements continued to be classified as permanent equity. In October 2006, Leap issued 6,440,000 shares of its common stock to physically settle its forward sale agreements and received aggregate cash proceeds of $260.0 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

Note 8.	Significant Acquisitions and Dispositions

In September 2006, a wholly owned subsidiary of Cricket was named the winning bidder in Auction #66 for 99 wireless licenses with an aggregate purchase price of $710.2 million and covering 121.2 million potential customers (adjusted to eliminate duplication among certain overlapping licenses won by it in Auction #66), and Denali License was named the winning bidder for one wireless license with a net purchase price of $274.1 million and covering 59.3 million potential customers (which includes markets covering 5.7 million potential customers which overlap with certain licenses won by Cricket’s wholly owned subsidiary in Auction #66). In July 2006, Cricket and Denali License paid to the FCC $255 million and $50 million, respectively, as bidding deposits for Auction #66. The balance of the purchase price for these licenses was paid to the FCC in October 2006.

In July 2006, the Company completed the sale of its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets in exchange for $28.0 million in cash and an equity interest in LCW Wireless. The Company also contributed to LCW Wireless $21.0 million in cash and two wireless licenses and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. The Company recognized a net gain of $21.5 million in the third quarter of 2006 associated with these transactions.

From June 2006 through October 2006, the Company entered into four agreements to sell wireless licenses that the Company was not using to offer commercial service for an aggregate sales price of $22.4 million. In October 2006, three of these transactions were completed. Completion of the remaining transaction is subject to customary closing conditions, including FCC approval. During the second quarter of 2006, the Company recorded impairment charges of $3.2 million to adjust the carrying values of four of the licenses to their estimated fair values, which were based on the agreed upon sales prices.

In March 2006, the Company entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including the receipt of certain FCC approvals and orders which have already been issued but which have not yet become final.

Note 9.	Commitments and Contingencies

Outstanding Bankruptcy Claims

Although the Company’s plan of reorganization became effective and the Company emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million U.S. dollars as of November 2, 2006) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California has not yet been resolved. The Bankruptcy Court sustained the Company’s objection to the claim and dismissed the claim in June 2006. However, the Australian government has appealed the Bankruptcy Court order to the United States District Court for the Southern District of California. The Company, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors have agreed in principle to settle this claim. The Company does not believe that the resolution of this claim will have a material adverse effect on its consolidated financial statements.

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining the Company from participating in Auction #66, impose a constructive trust on the Company’s business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 13, 2006, ANB 1 License, Denali License, and two of the individual counterclaim defendants filed motions to dismiss the claims against them, and the remaining counterclaim defendants answered the counterclaims. Based upon the Company’s preliminary review of the counterclaims, the Company believes that it has meritorious defenses and intends to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on the Company’s business, financial condition and results of operations. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, the Company filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. The Company intends to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas seeking a declaratory judgment that the Company’s U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” is invalid and is not being infringed by MetroPCS and its affiliates. On October 13, 2006, Leap and Cricket filed a motion to dismiss this action or, in the alternative, to transfer the action to the United States District Court for the Eastern District of Texas where another suit is pending between the Company, MetroPCS and other parties as described in the preceding paragraph. The Company intends to vigorously defend against the action.

On August 17, 2006, the Company was served with a complaint filed by the MetroPCS entities in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson, as defendants. In the complaint, the MetroPCS entities allege unfair competition, misappropriation of trade secrets, (with respect to the individuals sued) intentional and negligent interference with contract, breach of contract, intentional interference with prospective economic advantage and trespass, and ask the court to award damages, including punitive damages, and restitution. On October 13, 2006, all defendants joined in a motion to stay the case until resolution of the case in the Eastern District of Texas because of the substantial overlap of the cases. If and when the case proceeds, based on the initial complaint, it is unclear whether, if the MetroPCS entities were to prevail, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company intends to vigorously defend against the actions.

Tortious Interference and Unfair Competition Litigation

On July 10, 2006, the Company sued T-Mobile USA, Inc. (“T-Mobile”) in the District Court of Harris County, Texas for tortious interference with existing contract, tortious interference with prospective relations, business disparagement, and antitrust violations arising out of anticompetitive activities of T-Mobile in the Houston, Texas marketplace. In response, on August 8, 2006, T-Mobile filed a counterclaim against Cricket, alleging tortious interference with T-Mobile’s contracts with employees, ex-employees, authorized dealers and customers and unfair competition, and asking the court to award damages, including punitive damages, in an unspecified amount. If T-Mobile was to prevail in its counterclaim, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company intends to vigorously defend against the counterclaim.

Other

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington

Lawsuits and the related indemnity claims of the defendants against Leap is not probable or estimable; therefore, no accrual has been made in Leap’s consolidated financial statements as of September 30, 2006 and December 31, 2005 related to these contingencies.

In addition to the matters described above, the Company is often involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of September 30, 2006 and December 31, 2005 for such claims.

Commitments

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless networks. These leases typically include renewal options and escalation clauses. In general, site leases have five year initial terms with four five year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at September 30, 2006 (unaudited) (in thousands):

Year Ended December 31:
Remainder of 2006	$20,461
2007	77,608
2008	75,570
2009	74,257
2010	73,940
Thereafter	389,472

Total	$711,308

Note 10.	Subsequent Events

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (excluding Cricket, which is the issuer of the notes, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. Currently, such guarantors include Leap and each of its direct or indirect wholly owned domestic subsidiaries, excluding Cricket. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the senior secured credit facility, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors and of ANB 1, LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months ending October 31, 2011 and 2012, respectively, or at 100% of the principal amount if redeemed during the twelve months ending October 31, 2013 or thereafter, plus accrued and unpaid interest. If a “change of control” (as defined in the indenture governing the notes) occurs, each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

The indenture governing the notes limits, among other things, Leap’s, Cricket’s and the guarantors’ ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with its affiliates; and make acquisitions or merge or consolidate with another entity.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) purchased an aggregate of $25.0 million principal amount of senior notes in the Company’s offering.

LCW Operations Senior Secured Credit Agreement

In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

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

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	failure of the FCC to approve the transfers to our wholly owned subsidiary, Cricket Licensee (Reauction), Inc., or to Denali Spectrum License, LLC of the wireless licenses for which they were named winning bidders in Auction #66;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit agreement, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

Our Business.  We are a communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check, and our new Jump Mobile service offers customers a per-minute prepaid service. Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC, or ANB 1 License, and by LCW Wireless Operations, LLC, or LCW Operations, both of which are designated entities. Cricket owns an indirect 75% non-controlling interest in ANB 1 License through a 75% non-controlling interest in Alaska Native

Broadband 1 LLC, or ANB 1, and an indirect 72% non-controlling interest in LCW Operations through a 72% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. In May 2006, Cricket acquired a non-controlling interest in Denali Spectrum, LLC, or Denali, which participated in Auction #66 as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License. Cricket currently holds an 82.5% non-controlling interest in Denali.

At September 30, 2006, Cricket and Jump Mobile services were offered in 21 states in the U.S.A. and had approximately 1,967,000 customers. As of September 30, 2006, we, ANB 1 License and LCW Wireless owned wireless licenses covering a total of 70.4 million potential customers, or POPs, in the aggregate, and our networks in our operating markets covered approximately 39.7 million POPs. In October 2006, LCW Wireless transferred its wireless licenses to LCW Wireless License, LLC, or LCW License, a wholly owned subsidiary of LCW Operations. We are currently building out and launching the new markets that we, ANB 1 License and LCW License have acquired or expect to acquire, and we anticipate that our combined network footprint will cover approximately 50 million POPs by mid 2007.

In addition, we participated as a bidder in Auction #66, both directly through a wholly owned subsidiary and as an investor in Denali License. In Auction #66, our wholly owned subsidiary was the winning bidder for 99 wireless licenses with an aggregate purchase price of $710.2 million and covering 121.2 million POPs (adjusted to eliminate duplication among certain overlapping licenses won by it in Auction #66), and Denali License was the winning bidder for one wireless license with a net purchase price of $274.1 million and covering 59.3 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses won by our wholly owned subsidiary in Auction #66). We anticipate that these licenses will provide the opportunity to substantially enhance our coverage area and allow us and Denali License to launch Cricket service in numerous new markets in multiple construction phases over time. Moreover, the licenses for which we were the winning bidder, together with licenses we currently own, provide 20MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out. If Denali License were to make available to us certain spectrum for which it was the winning bidder in Auction #66, we would have 20MHz coverage in all markets in which we currently operate or are building out. The post-Auction grants of these licenses remain subject to FCC approval, and we cannot assure you that the FCC will award these licenses to us or Denali License. Assuming the FCC approves the post-Auction grants of these licenses, our spectrum portfolio, together with that of ANB 1 License, LCW License and Denali License (all of which entities or their affiliates currently offer or are expected to offer Cricket service), will consist of approximately 181.7 million POPs (adjusted to eliminate duplication of overlapping licenses among these entities).

Our premium Cricket service plan, which is our most popular service plan, offers customers unlimited local and domestic long distance service from their Cricket service area combined with unlimited use of multiple calling features and messaging services, generally for a flat rate of $45 per month. We also offer a basic service plan which allows customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, generally for $35 per month, and an intermediate service plan which also includes unlimited long distance service, generally for $40 per month. In 2005, we launched our first per-minute prepaid service, Jump Mobile, to bring Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to better target the urban youth market. During the last two years, we have added instant messaging, multimedia (picture) messaging, games and our “Travel Timetm” roaming option to our product portfolio. In 2006, we broadened and expect to continue to broaden our data product and service offerings to better meet the needs of our customers.

We believe that our business model can be expanded successfully into adjacent and new markets because we offer a differentiated service and attractive value proposition to our customers at costs significantly lower than most of our competitors. For example:

•	In 2005, we acquired four wireless licenses in the FCC’s Auction #58 covering 11.3 million POPs and ANB 1 License acquired nine licenses covering 10.2 million POPs.

•	In August 2005, we launched service in our newly acquired Fresno, California market to form a cluster with our existing Modesto and Visalia, California markets, which doubled our Central Valley network footprint to 2.4 million POPs.

•	In March 2006, we entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including the receipt of certain FCC approvals and orders which have already been issued but which have not yet become final.

•	In July 2006, we acquired a 72% non-controlling membership interest in LCW Wireless, which held a license for the Portland, Oregon market and to which we contributed, among other things, our existing Eugene and Salem, Oregon markets to create a new Oregon cluster of licenses covering 3.2 million POPs.

•	In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

•	In September 2006, our wholly owned subsidiary was the winning bidder for 99 wireless licenses covering 121.2 million POPs (adjusted to eliminate duplication among certain overlapping licenses won by it in Auction #66), and Denali License was the winning bidder for one wireless license covering 59.3 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses won by our wholly owned subsidiary in Auction #66). The post Auction grants of these licenses remain subject to FCC approval, and we cannot assure you that the FCC will award these licenses to us or Denali License. The use of any licenses that we or Denali License acquire in Auction #66 may be affected by the requirements to clear the spectrum of existing U.S. government and other private sector wireless operations, some of which are permitted to continue for several years.

•	We, ANB 1 License and LCW Operations have launched 12 markets in 2006, and we currently expect to launch two additional markets by the end of 2006.

We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the recently concluded Auction #66), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures.

Any large scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any licenses that we and Denali License acquire in Auction #66, would negatively impact our earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such capital expenditures and increased operating expenses.

Of the wireless licenses for which we and Denali License were named the winning bidders in Auction #66, licenses covering approximately 64.3 million POPs constitute additional overlay spectrum where we, ANB 1 License or LCW License already have existing licenses. Of the Auction #66 licenses for which we and Denali License were named the winning bidders that are located in new markets, we expect that we and Denali License (which we expect will offer Cricket service) will build-out markets located within these licenses for Cricket service in multiple construction phases over time. We currently expect that the first phase of construction for Auction #66 licenses that we and Denali License intend to build out will include networks covering approximately 24 million POPs. We currently expect that the aggregate capital expenditures for this first phase of construction will be less than $28.00 per covered POP. We also currently expect that the build-outs for this first phase of construction will commence in 2007 and will be substantially completed by the end of 2009. We generally build-out our Cricket networks in local population centers of metropolitan communities serving the areas where our customers live, work and play. Some of the Auction #66 licenses for which we and Denali License were named the winning bidders include large regional areas covering both rural and metropolitan communities. Based on our preliminary analysis of the Auction #66 licenses for which we and Denali License were named the winning bidders that are located in new markets, we believe that a significant portion of the POPs included within such new licenses may not be well-suited for Cricket service. Therefore, among other things, we may seek to partner with others, sell spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at September 30, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. See “Liquidity and Capital Resources” below.

Results of Operations

Operating Items

The following tables summarize operating data for the Company’s consolidated operations (in thousands, except percentages):

	Three Months Ended September 30,
		% of 2006		% of 2005	Change from
		Service		Service	Prior Year
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$249,081		$193,675		$55,406	28.6%
Equipment revenues	38,445		36,852		1,593	4.3%

Total revenues	287,526		230,527		56,999	24.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	70,722	28.4%	50,304	26.0%	20,418	40.6%
Cost of equipment	68,624	27.6%	49,576	25.6%	19,048	38.4%
Selling and marketing	42,948	17.2%	25,535	13.2%	17,413	68.2%
General and administrative	49,110	19.7%	41,306	21.3%	7,804	18.9%
Depreciation and amortization	56,409	22.6%	49,076	25.3%	7,333	14.9%
Impairment of indefinite-lived intangible assets	4,701	1.9%	689	0.4%	4,012	582.3%

Total operating expenses	292,514	117.4%	216,486	111.8%	76,028	35.1%
Gain on sale of wireless licenses and operating assets	21,990	8.8%	14,593	7.5%	7,397	50.7%

Operating income	$17,002	6.8%	$28,634	14.8%	$(11,632)	(40.6)%

	Nine Months Ended September 30,
		% of 2006		% of 2005	Change from
		Service		Service	Prior Year
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$695,706		$569,360		$126,346	22.2%
Equipment revenues	126,361		116,366		9,995	8.6%

Total revenues	822,067		685,726		136,341	19.9%

Operating expenses:
Cost of service (exclusive of items shown separately below)	186,181	26.8%	150,109	26.4%	36,072	24.0%
Cost of equipment	179,591	25.8%	141,553	24.9%	38,038	26.9%
Selling and marketing	107,992	15.5%	73,340	12.9%	34,652	47.2%
General and administrative	145,268	20.9%	119,764	21.0%	25,504	21.3%
Depreciation and amortization	163,781	23.5%	144,461	25.4%	19,320	13.4%
Impairment of indefinite-lived intangible assets	7,912	1.1%	12,043	2.1%	(4,131)	(34.3)%

Total operating expenses	790,725	113.7%	641,270	112.6%	149,155	23.3%
Gain on sale of wireless licenses and operating assets	21,990	3.2%	14,593	2.6%	7,397	50.7%

Operating income	$53,332	7.7%	$59,049	10.4%	$(5,717)	(9.7)%

The following tables summarize customer activity:

			Change
	2006	2005	Amount	Percent

For the Three Months Ended September 30:
Gross customer additions	405,178	233,699	171,479	73.4%
Net customer additions	161,688	23,298	138,390	594.0%
Weighted average number of customers	1,870,204	1,605,222	264,982	16.5%
As of September 30:
Total customers	1,967,369	1,622,526	344,843	21.3%

			Change
	2006	2005	Amount	Percent

For the Nine Months Ended September 30:
Gross customer additions	936,581	626,454	310,127	49.5%
Net customer additions	329,780	71,609	258,171	360.5%
Weighted average number of customers	1,792,928	1,601,706	191,222	11.9%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended
September 30, 2005

Service revenues increased $55.4 million, or 28.6%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. This increase resulted from the 16.5% increase in average total customers and a 10.4% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Service revenues increased $126.3 million, or 22.2%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. This increase resulted from the 11.9% increase in average total customers and a 9.1% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment revenues increased $1.6 million, or 4.3%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. An increase of 63.6% in handset sales volume was largely offset by lower net revenue per handset sold as a result of bundling the first month of service with the initial handset price and eliminating activation fees for new customers purchasing equipment.

Equipment revenues increased $10.0 million, or 8.6%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. An increase of 44.5% in handset sales volume was largely offset by lower net revenue per handset sold as a result of bundling the first month of service with the initial handset price and eliminating activation fees for new customers purchasing equipment.

Cost of service increased $20.4 million, or 40.6%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 28.4% from 26.0% in the prior year period. Network infrastructure costs increased by 2.1% of service revenues due primarily to lease costs and network transport costs associated with our new markets. Variable product costs increased by 0.4% of service revenues due to increased customer usage of our value-added services.

Cost of service increased $36.1 million, or 24.0%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 26.8% from 26.4% in the prior year period. Variable product costs increased by 0.5% of service revenues due to increased customer usage of our value-added services.

Cost of equipment increased $19.0 million, or 38.4%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 63.6% increase in handset sales volumes, partially offset by reductions in costs to support our handset replacement programs for existing customers.

Cost of equipment increased $38.0 million, or 26.9%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 44.5% increase in handset sales volumes, partially offset by reductions in costs to support our handset replacement programs for existing customers.

Selling and marketing expenses increased $17.4 million, or 68.2%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.2% from 13.2% in the prior year period. This increase was primarily due to increases in media and advertising costs and labor and related costs of 2.6% and 0.7% of service revenues, respectively, both of which were attributable to our new market launches. In addition, facility and other costs increased by 0.7% of service revenues due to the increase in infrastructure to support our new market launches.

Selling and marketing expenses increased $34.7 million, or 47.2%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 15.5% from 12.9% in the prior year period. This increase was primarily due to increases in media and advertising costs and labor and related costs of 1.8% and 0.5% of service revenues, respectively, both of which were attributable to our new market launches.

General and administrative expenses increased $7.8 million, or 18.9%, for the three months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.7% from 21.3% in the prior year period. Customer care expenses decreased by 2.1% of service revenues due to decreases in call center and other customer care-related program costs. Professional services fees decreased by 1.1% of service revenues due largely to incremental costs incurred in the prior year period related to Sarbanes-Oxley Section 404 compliance, and other expenses decreased by 0.8% of service revenues due to the increase in service revenues and consequent benefits in scale. Partially offsetting these decreases was an increase in labor and related costs of 2.6% of service revenues due primarily to new employee additions necessary to support our growth and the adoption of SFAS 123R in 2006.

General and administrative expenses increased $25.5 million, or 21.3%, for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.9% from 21.0% in the prior year period. Customer care expenses decreased by 1.7% of service revenues due to reductions in call center and other customer care-related program costs, and professional services fees and other expenses decreased by 0.6% of service revenues in the aggregate due to the increase in service revenues and consequent benefits in scale. Offsetting these decreases was an increase in labor and related costs of 2.2% of service revenues due primarily to new employee additions necessary to support our growth and the adoption of SFAS 123R in 2006.

Depreciation and amortization expense increased $7.3 million, or 14.9%, and $19.3 million, or 13.4%, for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods of the prior year. The increases in the dollar amounts of depreciation and amortization expense were due primarily to the build-out of our new markets and the upgrade of network assets in our other markets. As a percentage of service revenues, such expenses decreased slightly as compared to prior year periods.

As a result of our annual impairment tests of wireless licenses, we recorded impairment charges of $4.7 million and $0.7 million during the three months ended September 30, 2006 and 2005, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair market values. In addition, during the second quarters of 2006 and 2005, we recorded impairment charges of $3.2 million and $11.4 million, respectively, in connection with agreements to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.

During the three months ended September 30, 2006, we completed the sale of our wireless licenses and operating assets in the Toledo and Sandusky, Ohio markets in exchange for $28.0 million and an equity interest in LCW Wireless, resulting in a gain of $21.5 million. In addition, we completed the exchange of our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York, resulting in a gain of $0.4 million during the same period. During the three months ended September 30, 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Three Months Ended September 30,
	2006	2005	Change

Interest income	$5,491	$2,991	$2,500
Interest expense	(15,753)	(6,679)	(9,074)
Minority interests in income of consolidated subsidiaries	(138)	—	(138)
Other income (expense), net	272	2,352	(2,080)
Income tax benefit (expense)	3,105	(10,901)	14,006

	Nine Months Ended September 30,
	2006	2005	Change

Interest income	$15,218	$6,070	$9,148
Interest expense	(31,606)	(23,368)	(8,238)
Minority interests in income of consolidated subsidiaries	(347)	—	(347)
Other income (expense), net	(5,112)	1,027	(6,139)
Income tax benefit (expense)	3,105	(17,762)	20,867

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Interest income increased $2.5 million and $9.1 million for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods of the prior year. These increases were primarily due to increases in the average cash and cash equivalents and investment balances resulting primarily from increased cash flows from operations and financing activities.

Interest expense increased $9.1 million and $8.2 million for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods of the prior year. The increases in interest expense resulted primarily from the increase in the amount of the term loan under our amended and restated senior secured credit agreement (see “— Liquidity and Capital Resources” below), partially offset by the capitalization of $3.4 million and $12.3 million of interest during the three and nine months ended September 30, 2006, respectively. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets in the fourth quarter of 2006. At September 30, 2006, the effective interest rate on our $900 million term loan was 7.8%, including the effect of interest rate swaps described below. We expect that interest expense will continue to increase due to our new unsecured senior notes. See “Liquidity and Capital Resources” below.

Other income, net of other expenses, decreased by $2.1 million and $6.1 million for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods of the prior year. During the second quarter of 2006, we wrote off $5.6 million of unamortized deferred debt issuance costs related to our previous credit agreement as a result of the repayment of the term loans and replacement of the revolving credit facility under the previous credit agreement.

During the three and nine months ended September 30, 2006, we recorded an income tax benefit of $3.1 million compared to income tax expense of $10.9 million and $17.8 million for the three and nine months ended September 30, 2005, respectively. Ordinary income tax expense for the full year 2006, which excludes the effect of unusual or infrequently occurring (or discrete) items, is projected to consist primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. We do not expect to release fresh-start related valuation allowances in fiscal 2006. Our estimated annual effective tax rate for 2006 is negative. Therefore, no income tax expense or benefit has been recorded relative to ordinary income or loss during the first three quarters of 2006, since the application of the negative annual tax rate to year-to-date pre-tax ordinary income would result in a tax benefit in these periods that would be reversed in a subsequent quarter. However, several discrete items resulted in an income tax benefit in the third quarter of 2006. In conjunction with the July 2006 contribution of the assets associated with our Eugene and Salem, Oregon markets to LCW Wireless, we transferred wireless licenses with a $3.3 million deferred tax liability and other assets with a $1.8 million deferred tax asset. As a result of the transfer, the net $1.5 million deferred tax liability has been reported as a book-tax basis difference in our investment in LCW Wireless. Because this deferred tax liability will not reverse until some indefinite future period and cannot be considered a source of taxable income to support the realization of our deferred tax assets, it has been recorded as a discrete income tax expense in the third quarter. The $3.3 million reduction in the deferred tax liability on our wireless licenses contributed to LCW Wireless has been recorded as a discrete income tax benefit in the third quarter of 2006. In addition, the impairment charge on certain of our wireless licenses resulted in a $1.4 million reduction in our wireless license deferred tax liability that has been recorded as a discrete income tax benefit in the third quarter. We expect to pay only minimal cash taxes for fiscal 2006.

During the three and nine months ended September 30, 2005, we recorded income tax expense at an effective tax rate of 39.9% and 41.5%, respectively. Despite the fact that we recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for the three and nine months ended September 30, 2005 because the release of the valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rates for the three and nine months ended September 30, 2005 were higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes.

Net income for the three months ended September 30, 2006 was $10.0 million, or $0.16 per diluted share, compared to net income of $16.4 million, or $0.27 per diluted share, for the three months ended September 30, 2005. Absent the $21.5 million net gain we recognized as a result of the sale of wireless licenses and operating assets in Toledo and Sandusky, Ohio in July 2006, we would have recorded a net loss of approximately $11.6 million for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2006 was $35.2 million, or $0.57 per diluted share, compared to net income of $25.0 million, or $0.41 per diluted share, for the nine months ended September 30, 2005. We expect net income to decrease in the fourth quarter of fiscal 2006, and we expect to realize a net loss for the full year 2006, due mainly to our new market launches and expenses associated with our new debt.

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

The following table shows metric information for the three months ended September 30, 2006 and 2005:

	Three Months
	Ended September 30,
	2006	2005

ARPU	$44.39	$40.22
CPGA	$176	$142
CCU	$20.74	$19.52
Churn	4.3%	4.4%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	September 30,
	2006	2005

Selling and marketing expense	$42,948	$25,535
Less share-based compensation expense included in selling and marketing expense	(637)	(203)
Plus cost of equipment	68,624	49,576
Less equipment revenue	(38,445)	(36,852)
Less net loss on equipment transactions unrelated to initial customer acquisition	(983)	(4,917)

Total costs used in the calculation of CPGA	$71,507	$33,139
Gross customer additions	405,178	233,699

CPGA	$176	$142

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	September 30,
	2006	2005

Cost of service	$70,722	$50,304
Plus general and administrative expense	49,110	41,306
Less share-based compensation expense included in cost of service and general and administrative expense	(4,426)	(2,518)
Plus net loss on equipment transactions unrelated to initial customer acquisition	983	4,917

Total costs used in the calculation of CCU	$116,389	$94,009
Weighted-average number of customers	1,870,204	1,605,222

CCU	$20.74	$19.52

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at September 30, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business.

At September 30, 2006, we had a total of $290.7 million in unrestricted cash, cash equivalents and short-term investments. This amount included the effects of the consummation of the following transactions:

•	In June 2006, we replaced our previous $710 million senior secured credit facility with a new amended and restated senior secured credit facility consisting of a $900 million term loan and a $200 million revolving credit facility. The replacement term loan generated proceeds of approximately $307 million, after repayment of the principal balances of the old term loans and prior to the payment of fees and expenses. See “— Senior Secured Credit Facilities” below.

•	In July 2006, we and Denali License paid to the FCC $255 million and $50 million, respectively, as bidding deposits for Auction #66.

At October 31, 2006, we had in excess of $550 million in unrestricted cash, cash equivalents and short-term investments. This amount included the effects of the consummation of the following transactions:

•	In October 2006, we physically settled 6,440,000 shares of Leap common stock pursuant to our forward sale agreements and received aggregate cash proceeds of $260 million (before expenses) from such physical settlements. See “— Forward Sale Agreements” below.

•	In October 2006, we borrowed $570 million under our $850 million unsecured bridge loan facility to finance a portion of the remaining amounts owed by us and Denali License to the FCC for Auction #66 licenses.

•	In October 2006, we and Denali License paid to the FCC $455.2 million and $224.1 million, respectively, in satisfaction of the remaining amounts owed by us and Denali License to the FCC for Auction #66 licenses.

•	In October 2006, we issued $750 million of 9.375% senior notes due 2014, and we used a portion of the approximately $739 million of cash proceeds (after commission and before expenses) from the sale to repay our outstanding obligations, including accrued interest, under our bridge loan facility. Upon repayment of our outstanding indebtedness, the bridge loan facility was terminated. See “— Senior Notes” below.

We believe that our existing unrestricted cash, cash equivalents and short-term investments at October 31, 2006, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our existing and currently expected business, including (1) the build-out and launch of the wireless licenses that we acquired prior to Auction #66 and the acquisition, build-out and launch of the wireless licenses that we have agreed to acquire in North and South Carolina, (2) the investments we have agreed to make in ANB 1 License and LCW Wireless to support the build-out and launch of the licenses each of them acquired prior to Auction #66, and (3) the projected operating and capital requirements for the first phase of construction for Auction #66 licenses that we and Denali License intend to build out, with such first phase expected to include the construction of networks covering approximately 24 million POPs. If we expand the scope of the initial phase of our planned Auction #66 build-out, we may need to raise additional capital.

In addition, depending on the timing and scope of further Auction #66 license build-outs, we may need to raise significant additional capital in the future to finance the build-out and initial operating costs associated with Leap’s and Denali License’s Auction #66 licenses that are not included in the first phase of construction. However, other than network design and other build-out planning and preparation activities, we generally do not intend to commence the build-out of any individual license until we have sufficient funds available to us to pay for all of the related build-out and initial operating costs associated with such license.

Cash Flows

Net cash provided by operating activities was $223.0 million during the nine months ended September 30, 2006 compared to $191.2 million during the nine months ended September 30, 2005. This increase was primarily attributable to an increase in accounts payable related to the build-out of our new markets.

Net cash used in investing activities was $583.2 million during the nine months ended September 30, 2006 compared to $340.3 million during the nine months ended September 30, 2005. This increase was due primarily to an increase in purchases of property and equipment for the build-out of our new markets.

Net cash provided by financing activities was $300.7 million during the nine months ended September 30, 2006 compared to $176.3 million during the nine months ended September 30, 2005. This increase was due primarily to the net proceeds from the $900 million term loan under our amended and restated senior secured credit agreement, or the Credit Agreement.

Senior Secured Credit Facilities

Long-term debt as of September 30, 2006 consisted of our Credit Agreement, which included a $900 million term loan and an undrawn $200 million revolving credit facility available until June 2011. Under our Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or at the bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, commencing September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.

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

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (excluding Cricket, which is the primary obligor, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to Auction #66, the Credit Agreement allows us to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless and its subsidiaries, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of ANB 1, LCW Wireless and other joint ventures.

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

At September 30, 2006, the effective interest rate on our term loan under the Credit Agreement was 7.8%, including the effect of interest rate swaps, and the outstanding indebtedness was $897.8 million. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate by December 31, 2006. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the interest rate on $250 million of our indebtedness at 6.7% and $105 million of our indebtedness at 6.8% through June 2007 and 2009, respectively. The fair value of the swap agreements at September 30, 2006 and 2005 was $3.8 million and $2.0 million, respectively, and was recorded in other assets in the consolidated balance sheet.

In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. The obligations under the loans are guaranteed by LCW Wireless and LCW License (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Forward Sale Agreements

In August 2006, in connection with a public offering of Leap common stock, Leap entered into forward sale agreements for the sale of an aggregate of 6,440,000 shares of its common stock, including an amount equal to the underwriters’ over-allotment option in the public offering (which was fully exercised). The initial forward sale price was $40.11 per share, which was equivalent to the public offering price less the underwriting discount, and was subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread of 1.0%. In October 2006, Leap issued 6,440,000 shares of its common stock to physically settle its forward sale agreements and received aggregate cash proceeds of $260.0 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (excluding Cricket, which is the issuer of the notes, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) that guarantees indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. Currently, such guarantors include Leap and each of its direct or indirect wholly owned domestic subsidiaries, excluding Cricket. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors and of ANB 1, LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months ending October 31, 2011 and 2012, respectively, or at 100% of the principal amount thereof if redeemed during the twelve months ending October 31, 2013 or thereafter, plus accrued and unpaid interest. If a “change of control” (as defined in the indenture governing the notes, or the Indenture) occurs, each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

The Indenture limits, among other things, our ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with its affiliates; and make acquisitions or merge or consolidate with another entity.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) purchased an aggregate of $25.0 million principal amount of senior notes in our offering.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

We, ANB 1 License and LCW Operations currently expect to incur between $525 million and $585 million in capital expenditures, including capitalized interest, for the year ending December 31, 2006.

During the nine months ended September 30, 2006, we, ANB 1 License and LCW Wireless incurred $348.9 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless networks, (ii) costs associated with the build-out of our new markets, (iii) costs incurred by ANB 1 License and LCW Wireless in connection with the build-out of their new markets, and (iv) expenditures for EV-DO technology.

During the year ended December 31, 2005, we and ANB 1 License incurred $208.8 million in capital expenditures. These capital expenditures were primarily for: (1) expansion and improvement of our existing wireless networks, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of our existing Visalia and Modesto/Merced markets, (iii) costs associated with the build-out of our new markets, (iv) costs incurred by ANB 1 License in connection with the build-out of its new markets, and (v) initial expenditures for EV-DO technology.

Auction #58 Properties and Build-Outs

In May 2005, we purchased four wireless licenses covering approximately 11.3 million POPs in the FCC’s Auction #58 for $166.9 million. In September 2005, ANB 1 License purchased nine wireless licenses covering approximately 10.2 million POPs in Auction #58 for $68.2 million. We have launched three of the four markets we purchased in Auction #58, and ANB 1 License has launched all of its Auction #58 markets.

Auction #66 Properties and Build-Outs

In September 2006, our wholly owned subsidiary was named the winning bidder in Auction #66 for 99 wireless licenses with an aggregate purchase price of $710.2 million and covering 121.2 million POPs (adjusted to eliminate duplication among certain overlapping licenses won by it in Auction #66), and Denali License was named the winning bidder for one wireless license with a net purchase price of $274.1 million and covering 59.3 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses won by our wholly owned subsidiary in Auction #66). We expect that we and Denali License (which we expect will offer Cricket service) will build out wireless networks in markets covered by these licenses in multiple construction phases over time. We currently expect that the first phase of construction for Auction #66 licenses that we and Denali License intend to build out will include networks covering approximately 24 million POPs. We currently expect that the aggregate capital expenditures for this first phase of construction will be less than $28.00 per covered POP. We also currently expect that the build-outs for this first phase of construction will commence in 2007 and will be substantially completed by the end of 2009. Moreover, the licenses for which we were the winning bidder, together with the licenses we currently own, provide 20MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out. If Denali License were to make available to us certain spectrum for which it was the winning bidder in Auction #66, we would have 20MHz coverage in all markets in which we currently operate or are building out.

Arrangements with Denali

In May 2006, Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through its wholly owned subsidiary Denali License) in Auction #66 as a “very small business” designated entity under FCC regulations. In July 2006, Cricket and DSM entered into an amended and restated limited liability company agreement, or the Denali LLC Agreement, under which Cricket and DSM made equity investments in Denali of approximately $7.6 million and $1.6 million, respectively. On October 2, 2006, Cricket and DSM made further equity investments in Denali of $34.2 million and $7.3 million, respectively. Cricket and Denali have agreed to make further equity investments on the first anniversary of the conclusion of Auction #66 in an amount equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of the wireless license Denali acquired in Auction #66, up to a specified maximum amount. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket.

Also in July 2006, Cricket entered into a senior secured credit agreement with Denali License and Denali. Pursuant to this agreement, as amended, Cricket has agreed to loan to Denali License up to approximately $223.4 million to fund the payment of its net winning bid in Auction #66, under which borrowings of $40.8 million principal amount were outstanding at September 30, 2006. In October 2006, we loaned Denali License an additional $182.6 million to permit it to pay the final balance it owed to the FCC for its Auction #66 license. Cricket also agreed to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the license for which it was the winning bidder to fund a portion of the costs of the construction and operation of wireless networks using such license, which build-out loan sub-facility may be increased from time to time with

Cricket’s approval. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due on the tenth anniversary of the grant date of the wireless licenses awarded to Denali License in Auction #66. However, if DSM makes an offer to sell its membership interests in Denali to Cricket under the Denali LLC Agreement and Cricket accepts such offer, then all outstanding principal and accrued interest under the credit agreement will become due upon the first business day following the date on which Cricket has paid DSM the offer price for its membership interests in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. The obligations of Denali License and Denali under the credit agreement are secured by all of the personal property, fixtures and owned real property of Denali License and Denali, subject to certain permitted liens.

Other Acquisitions and Dispositions

From June 2006 through October 2006, we entered into four agreements to sell wireless licenses that we were not using to offer commercial service for an aggregate sales price of $22.4 million. In October 2006, three of these transactions were completed. Completion of the remaining transaction is subject to customary closing conditions, including FCC approval. Although we expect the FCC to grant such approval and we expect to satisfy the other conditions, we cannot assure you that such approval will be granted or that the other conditions will be satisfied. During the second quarter of 2006, we recorded impairment charges of $3.2 million to adjust the carrying values of four of the licenses to their estimated fair values, which were based on the agreed upon sales prices.

In August 2006, we completed the exchange of our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

In July 2006, we completed the sale of our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets in exchange for $28.0 million in cash and an equity interest in LCW Wireless. We also contributed to LCW Wireless $21.0 million in cash and wireless licenses in Eugene and Salem, Oregon and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. We expect to receive additional membership interests in LCW Wireless once we have completed replacing certain network equipment, although we cannot assure you that this will be completed. Upon receipt of such interests, we will own a 73.3% non-controlling membership interest in LCW Wireless. We recognized a net gain of $21.5 million in the third quarter of 2006 associated with these transactions.

In March 2006, we entered into an agreement with a debtor-in-possession for the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. Completion of this transaction is subject to customary closing conditions, including the receipt of certain FCC approvals and orders which have already been issued but which have not yet become final.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  As of September 30, 2006, we had $898 million in outstanding floating rate debt under our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate by December 31, 2006. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the interest rate on $250 million of our indebtedness at 6.7% and $105 million of our indebtedness at 6.8% through June 2007 and 2009, respectively. As of September 30, 2006, net of the effect of the interest rate swap agreements described above, our outstanding floating rate indebtedness totaled $543 million. The primary base interest rate is three month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $5.4 million.

Hedging Policy.  Our policy is to maintain interest rate hedges when required by credit agreements. We do not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including its chief executive officer (or CEO) and chief financial officer (or CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by the Company’s CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that two control deficiencies, each of which constituted a material weakness, as discussed below, existed in the Company’s internal control over financial reporting as of September 30, 2006. As a result of these material weaknesses, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

In light of these material weaknesses, the Company performed additional analyses and procedures in order to conclude that its condensed consolidated financial statements for the quarter ended September 30, 2006 were fairly stated in accordance with accounting principles generally accepted in the United States of America for such financial statements. Accordingly, management believes that despite the Company’s material weaknesses, the Company’s condensed consolidated financial statements for the quarter ended September 30, 2006 are fairly stated, in all material respects, in accordance with generally accepted accounting principles.

The material weaknesses and the steps the Company has taken to remediate the material weaknesses are described more fully as follows:

Insufficient Staffing in the Accounting, Financial Reporting and Tax Functions.  The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. The Company has also experienced staff turnover and an associated loss of Company-specific experience within its accounting, financial reporting and tax functions. This control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The Company has taken the following actions to remediate this material weakness:

•	The Company hired a new executive vice president, chief financial officer in August 2006. This individual has over 20 years of experience as a financial executive, including over seven years as a chief financial officer of public companies.

•	The Company hired a new vice president, chief accounting officer in May 2005. This individual is a certified public accountant with over 19 years of experience as an accounting professional, including over 14 years of public accounting experience with PricewaterhouseCoopers, LLP. He possesses a strong background in technical accounting and the application of generally accepted accounting principles in complex or non-routine transactions.

•	The Company hired a new assistant controller in October 2006. This individual is a certified public accountant with over 15 years of experience as an accounting executive with a large public company. She also possesses a strong background in technical accounting and the application of generally accepted accounting principles in complex or non-routine transactions.

•	In June 2006, the Company hired a new director of tax to lead its tax function. This individual is a certified public accountant with over 19 years of experience as a tax professional, including over nine years with the tax practices of large public accounting firms. He possesses a strong background in interpreting and applying income tax accounting literature and preparing income tax provisions for public companies.

•	The Company has hired a number of other key accounting personnel since February 2005 that are appropriately qualified and experienced to identify and apply technical accounting literature, including several new directors and managers.

•	The Company has used experienced qualified consultants to assist management in addressing the application of generally accepted accounting principles in complex or non-routine transactions for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006 and the year ended December 31, 2005, and will continue to use such consultants in the future, as needed, to supplement its existing staff.

Based on the new leadership and management in the accounting and tax functions, the Company’s identification of certain of the historical errors in its accounting for income taxes and the timely completion of the Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006, the Company believes that it has made substantial progress in addressing this material weakness as of September 30, 2006. The Company expects that this material weakness will be fully remediated once it has fully remediated the material weakness related to the accounting for income taxes, and it demonstrates continued timely completion of its SEC reports, particularly the Annual Report on Form 10-K for the year ending December 31, 2006.

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

The Company has taken the following actions to remediate this material weakness:

•	In June 2006, the Company hired a new director of tax to lead its tax function. This individual is a certified public accountant with over 19 years of experience as a tax professional, including over nine years with the tax practices of large public accounting firms. He possesses a strong background in interpreting and applying income tax accounting literature and preparing income tax provisions for public companies.

•	As part of its 2005 annual income tax provision, the Company improved its internal control over income tax accounting to establish detailed procedures for the preparation and review of the income tax provision, including review by the Company’s chief accounting officer.

•	The Company used experienced qualified consultants to assist management in interpreting and applying income tax accounting literature and preparing the Company’s income tax provision for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006 and the year ended December 31, 2005, and may continue to use such consultants in the future to obtain access to as much income tax accounting expertise as it needs.

As a result of the remediation initiatives described above, the Company identified certain of the errors that gave rise to the restatements of the consolidated financial statements for deferred income taxes. In addition, the Company prepared accurate and timely income tax provisions for the year ended December 31, 2005 and the first three quarters of fiscal 2006. Based on these remediation initiatives, the Company believes that it has made substantial progress in addressing this material weakness as of September 30, 2006. The Company expects that this material weakness will be fully remediated once it demonstrates continued accurate and timely preparation of its income tax provisions, particularly the 2006 annual tax provision.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or the SEC, on March 27, 2006. There have been no material developments in the status of those legal proceedings during the nine months ended September 30, 2006, except as noted in the following paragraph with respect to outstanding bankruptcy claims.

Outstanding Bankruptcy Claims

Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million U.S. dollars as of November 2, 2006) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) has not yet been resolved. The Bankruptcy Court sustained our objection to the claim and dismissed the claim in June 2006. However, the Australian government has appealed the Bankruptcy Court order to the United States District Court for the Southern District of California in Case No. 06-CCV-1282. We, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors have agreed in principle to settle this claim. We do not believe that the resolution of this claim will have a material adverse effect on our consolidated financial statements.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06H-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 13, 2006, ANB 1 License, Denali License, and two of the individual counterclaim defendants filed motions to dismiss the claims against them, and the remaining counterclaim defendants answered the counterclaims. Based upon our preliminary review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. On September 22 , 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, we filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. We intend to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-06CV1399-D, seeking a declaratory judgment that our

U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates. On October 13, 2006, Leap and Cricket filed a motion to dismiss this action or, in the alternative, to transfer the action to the United States District Court for the Eastern District of Texas where another suit is pending between the Company, MetroPCS and other parties as described in the preceding paragraph. We intend to vigorously defend against the action.

On August 17, 2006, we were served with a complaint filed by MetroPCS and certain of its affiliates (together with MetroPCS, the “MetroPCS entities”) in the Superior Court of the State of California, County of Stanislaus, Case No. 382780, which names Leap, Cricket, certain of our subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson, as defendants. In the complaint, the MetroPCS entities allege (i) unfair competition, (ii) misappropriation of trade secrets, (iii) (with respect to the individuals sued) intentional and negligent interference with contract, (iv) breach of contract, (v) intentional interference with prospective economic advantage and (vi) trespass, and ask the court to award damages, including punitive damages, and restitution. On October 13, 2006, all defendants joined in a motion to stay the case until resolution of the case in the Eastern District of Texas because of the substantial overlap of the cases. If and when the case proceeds, based on the initial complaint, it is unclear whether, if the MetroPCS entities were to prevail, it could have a material adverse effect on our business, financial condition and results of operations. We intend to vigorously defend against the actions.

Tortious Interference and Unfair Competition Litigation

On July 10, 2006, we sued T-Mobile USA, Inc., or T-Mobile, in the District Court of Harris County, Texas, Cause No. 2006-42215, for tortious interference with existing contract, tortious interference with prospective relations, business disparagement, and antitrust violations arising out of anticompetitive activities of T-Mobile in the Houston, Texas marketplace. In response, on August 8, 2006, T-Mobile filed a counterclaim against Cricket, alleging tortious interference with T-Mobile’s contracts with employees, ex-employees, authorized dealers and customers and unfair competition, and asking the court to award damages, including punitive damages, in an unspecified amount. If T-Mobile was to prevail in its counterclaim, it could have a material adverse effect on our business, financial condition and results of operations. We intend to vigorously defend against the counterclaim.

In addition to the matters described above, we are often involved in claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made as of September 30, 2006 for such claims. We believe that the ultimate liability for such claims will not have a material adverse effect on our consolidated financial statements.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2006 previously filed with the SEC other than changes to:

•	the Risk Factor below entitled “We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and any Delays or Cost Increases in the Build Out of Our New Markets Could Adversely Affect Our Business,” which has been updated to reflect risks associated with the manufacture and supply of network equipment and handsets for AWS spectrum;

•	the Risk Factor below entitled “If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted,” which has been updated to reflect additional risks associated with continued growth;

•	the Risk Factors below entitled “Our Indebtedness Could Adversely Affect Our Financial Health,” “Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage” and “Covenants in Our Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business,” and the addition of a new Risk Factor below entitled “We May Be Unable to Refinance Our

Indebtedness,” which have been updated or added to reflect our borrowings under and repayment of our bridge loan facility, and the issuance by Cricket in October 2006 of $750 million of unsecured senior notes due in 2014 (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Notes” in Part I above); and

•	the Risk Factors below entitled “We May Not Be Successful in Protecting and Enforcing Our Intellectual Property Rights,” “We May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected by Patents and Other Intellectual Property Rights,” and “We Rely Heavily on Third Parties to Provide Specialized Services; a Failure by Such Parties to Provide the Agreed Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition,” which have been updated to reflect developments.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively. In addition, we experienced net losses of $597.4 million for the year ended December 31, 2003, $664.8 million for the year ended December 31, 2002 and $483.3 million for the year ended December 31, 2001. Although we had net income of $30.0 million and $35.2 million for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, we may not generate profits in the future on a consistent basis, or at all. Absent the $21.5 million net gain we recognized as a result of the sale of wireless licenses and operating assets in Toledo and Sandusky, Ohio in July 2006, we would have recorded a net loss of approximately $11.6 million for the three months ended September 30, 2006. We expect net income to decrease in the fourth quarter of 2006, and we may realize a net loss for fiscal 2006. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

If We Experience High Rates of Customer Turnover, Our Ability to Remain Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than many other wireless providers and, as a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, our handset or service offerings, customer care concerns, phone number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary, ANB 1 License, was awarded certain licenses in Auction #58. In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. Both ANB 1 License and LCW Wireless acquired their Auction #58 wireless licenses as “very small business” designated entities under FCC regulations. In July 2006, we acquired an 82.5% non-controlling interest in Denali, an entity which (through a wholly owned subsidiary) participated in Auction #66 as a “very small business” designated entity under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in ANB 1, LCW Wireless and Denali, and we plan to have similar agreements in connection with any future joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC recently implemented rule changes aimed at addressing alleged abuses of its designated entity program, affirmed these changes on reconsideration and has sought comment on further rule changes. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint ventures with ANB 1, LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remains in flux, and parties have already sought further reconsideration or judicial review of these rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

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

The FCC is currently pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation and leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors.

We Have Identified Material Weaknesses in Our Internal Control Over Financial Reporting, and Our Business and Stock Price May Be Adversely Affected If We Do Not Remediate All of These Material Weaknesses, or If We Have Other Material Weaknesses in Our Internal Control Over Financial Reporting.

In connection with their evaluations of our disclosure controls and procedures, our CEO and CFO have concluded that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 with respect to turnover and staffing levels in our accounting, financial reporting and tax departments and the preparation of our income tax provision, and as of as of December 31, 2004 and March 31, 2005 with respect to the application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. We believe we have adequately remediated the material weaknesses associated with lease accounting, fresh-start reporting oversight and account reconciliation procedures.

Although we are engaged in remediation efforts with respect to the material weaknesses related to turnover and staffing and income tax provision preparation, the existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 4. Controls and Procedures” contained in Part I of this report. We cannot assure you that we will be able to remediate these material weaknesses in a timely manner.

Our Internal Control Over Financial Reporting Was Not Effective as of December 31, 2005, and Our Business May Be Adversely Affected if We Are Not Able to Implement Effective Control Over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. We were required to comply with Section 404 of the Sarbanes-Oxley Act in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. We conducted a rigorous review of our internal control over financial reporting in order to become compliant with the requirements of Section 404. The standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment identified the need for remediation of some aspects of our internal control over financial reporting. Our internal control over financial reporting has been subject to certain material weaknesses in the past and is currently subject to material weaknesses related to turnover and staffing and preparation of our income tax provision as described in “Item 4. Controls and Procedures” contained in Part I of this report. Our management concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. If we are unable to implement effective control over financial reporting, investors could lose confidence in our reported financial information and the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the license acquired by LCW Wireless in Auction #58 and the licenses that we and Denali License expect to be awarded as a result of Auction #66 or licenses we may acquire from third parties. Large scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License expect to be awarded as a result of Auction #66, would negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

The spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We have considered the estimated cost and time frame required to clear the spectrum for which we and Denali License were declared the winning bidders in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the spectrum that is being auctioned at classified geographic locations that have not yet been identified to bidders, which creates additional uncertainty about the time at which such spectrum will be available for commercial use.

Although our vendors have announced their intention to manufacture and supply network equipment and handsets that operate in the “Advanced Wireless Services,” or AWS, spectrum bands, network equipment and handsets that support AWS are not presently available. If network equipment and handsets for the AWS spectrum are not made available on a timely basis in the future by our suppliers, our proposed build-outs and launches of new Auction #66 markets could be delayed, which would negatively impact our earnings and cash flows. In addition, if due to delays in the availability of AWS network equipment and handsets we ultimately must choose a technology platform for our networks other than CDMA, the adoption of such alternative technology solution could have a material adverse effect on our capital expenditures and capital spending plans. Any significant increase in our expected capital expenditures in connection with the build-out and launch of Auction #66 licenses could negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures.

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and strategic expansion strategies, and could have a material adverse effect on our results of operations and financial condition.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced growth in a relatively short period of time and expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. In addition, continued growth will eventually require the expansion of our billing, customer care and sales systems and platforms, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion. Furthermore, the implementation of any such systems or platforms, including the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development or timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our Indebtedness Could Adversely Affect Our Financial Health.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2006, our total outstanding indebtedness under the Credit Agreement was $898 million and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). In August 2006, we entered into a bridge credit agreement providing for an $850 million bridge loan facility. In October 2006, we borrowed $570 million under the bridge loan facility to pay a portion of the final balance we owed to the FCC for our Auction #66 licenses and to loan Denali License $182.6 million to permit it to pay the final balance it owed to the FCC for its Auction #66 license. We used a portion of the net proceeds from our sale of $750 million in unsecured senior notes issued in October 2006 to repay the outstanding obligations, including accrued interest, under the bridge loan facility. Upon repayment of the outstanding indebtedness under the bridge loan facility, the bridge loan facility was terminated. In addition, we may seek to raise additional funds in the future. Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our senior secured credit facility bears interest at a variable rate. For a description of our senior secured credit facility, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities” in Part I of this report.

As of September 30, 2006, 55.5% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. This percentage will increase significantly following the expected acquisition of the wireless licenses for which we and Denali License were named the winning bidders in Auction #66, which have a collective purchase price of approximately $984.3 million. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for any remedies to be exercised with respect to our wireless licenses and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.

We may incur substantial additional indebtedness in the future. The terms of the Indenture permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our Credit Agreement permits us to incur additional indebtedness under various financial ratio tests.

In October 2006, we borrowed an aggregate of $570 million under our bridge loan facility to pay a portion of the final balance we owed to the FCC for our Auction #66 licenses and to loan Denali License $182.6 million to permit it to pay the final balance it owed to the FCC for its Auction #66 license. A portion of the net proceeds from our sale of $750 million of unsecured senior notes in October 2006 was used to repay our outstanding obligations under the bridge loan facility, after which our bridge loan facility was terminated. In addition, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with licenses that we and Denali License expect to be awarded as a result of Auction #66.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part I of this report. Furthermore, any licenses that we acquire in Auction #66 and the subsequent build-out of the networks covered by those licenses may significantly reduce our free cash flow, increasing the risk that we may not be able to service our indebtedness.

To Service Our Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us or available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take certain actions, such as delaying or reducing capital expenditures (including expenditures to build out our newly acquired wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness, before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including under our Indenture or our Credit Agreement, on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

Covenants in Our Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business.

Our Indenture and Credit Agreement contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors’ to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, the Indenture and the Credit Agreement include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries’ to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	place limitations on distributions from restricted subsidiaries;

•	pay dividends, make investments, prepay subordinated indebtedness or make other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	issue guarantees;

•	sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with affiliates; and

•	make acquisitions or merge or consolidate with another entity.

Under the Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. The restrictions in our Credit Agreement could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

If we default under our Indenture or our Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Annual Report on Form 10-K for fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 constituted defaults under our previous senior secured credit agreement, and the restatement of certain of the historical consolidated financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 may have constituted a default under our previous senior secured credit agreement. Although we were able to obtain limited waivers under our previous senior secured credit agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.

We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our Indenture or our Credit Agreement, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

Rises in Interest Rates Could Adversely Affect our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in prevailing interest rates. As of September 30, 2006, we estimate that approximately 60% of our debt was variable rate debt after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

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

Risks Associated with Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business.

We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets we sell meet such regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

There also are certain safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to sell our wireless service.

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

A key software supplier recently informed us that it expects to cease operations. We are taking steps to license the supplier’s software source code and documentation and to engage selected supplier personnel for software maintenance support to avoid a material impact to our business. However, we cannot provide assurances to our investors about the effect of this supplier’s expected closure, or the possible future effect on us of disruptions in the business of other suppliers whose products or services cannot be immediately replaced with the products or services of another supplier.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, on June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Doug Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Based upon our preliminary review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. Also, on September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. We intend to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-06CV1399-D, seeking a declaratory judgment that our U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates. We intend to vigorously defend against the action.

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

A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has raised similar issues with other telecommunications companies, and has obtained license agreements from one or more of such companies. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to enter into a licensing or royalty agreement with the third party. In addition, a wireless provider has contacted us and asserted that Cricket’s practice of providing service to customers with phones that were originally purchased for use on that provider’s network violates copyright laws and interferes with that provider’s contracts with its customers. Based on our preliminary review, we do not believe that Cricket’s actions violate copyright laws or otherwise violate the other provider’s rights. We do not currently expect that the eventual resolution of these matters will materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such future resolution.

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

In addition, we cannot assure you that the Communications Act of 1934, as amended, or the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. The FCC recently implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. We cannot predict the degree to which rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures or our participation in future FCC spectrum auctions.

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

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. There may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost, that we will be awarded the licenses for which we and Denali License were winning bidders at Auction #66, or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us at that time or at a reasonable cost, our results of operations could be adversely affected.

Our Wireless Licenses are Subject to Renewal and Potential Revocation in the Event that We Violate Applicable Laws.

Our existing PCS wireless licenses are subject to renewal upon the expiration of the 10-year period for which they are granted, commencing for some of our PCS wireless licenses in 2006. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the nine months ended September 30, 2006 and the year ended December 31, 2005, we recorded impairment charges of $7.9 million and $12.0 million, respectively.

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sales prices in recent and upcoming FCC auctions, including Auction #66.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has recently auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and has announced that it intends to auction additional spectrum in the 700 MHz and 2.5 GHz bands in subsequent auctions. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We conduct our annual tests for impairment of our wireless licenses during the third quarter of each year. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Become Profitable Will Decrease.

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

The 16,460,077 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement May Adversely Affect The Market Price of Leap’s Common Stock.

As of November 1, 2006, 67,763,650 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement, as amended, registers for resale 16,460,077 shares, or approximately 24.3%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of November 1, 2006, 67,763,650 shares of Leap common stock were issued and outstanding, and 4,876,350 additional shares of Leap common stock were reserved for issuance, including 3,497,361 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 778,989 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which was 3,388,183 shares as of November 1, 2006, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 24.6% of Leap common stock as of November 1, 2006. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit
4.1(1)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Goldman Sachs Financial Markets, L.P.
4.2(1)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Citibank, N.A.
4.3(2)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4.4(2)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
10.1*†	Amendment No. 6 to Amended and Restated System Equipment Purchase Agreement, effective as of August 31, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2*†	Amendment No. 7 to Amended and Restated System Equipment Purchase Agreement, effective as of October 18, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.3*	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006
10.4(3)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.1*	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.5(4)	Bridge Credit Agreement, dated August 8, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent.
10.5.1(4)	Parent Guaranty, dated August 8, 2006, made by Leap Wireless International, Inc. in favor of the lenders under the Bridge Credit Agreement.
10.5.2(4)	Subsidiary Guaranty, dated August 8, 2006, made by the Subsidiary Guarantors in favor of the lenders under the Bridge Credit Agreement.
10.5.3*	Letter Amendment to the Bridge Credit Agreement dated as of August 8, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc., Citicorp North America, Inc., as administrative agent, and the lenders party thereto, dated October 12, 2006.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 15, 2006, filed with the SEC on October 30, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 23, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as filed with the SEC on August 8, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 8, 2006, filed with the SEC on August 10, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 8, 2006	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2006	By: /s/ Amin I. Khalifa AMIN I. KHALIFA Executive Vice President and Chief Financial Officer (Principal Financial Officer)