Form 10-Q/A
period 2006-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2006-12-05
CIK 1065049

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

EXPLANATORY NOTE
     Leap Wireless International, Inc. has prepared this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, or the Form 10-Q, for the sole purpose of furnishing to the Securities and Exchange Commission corrected certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32 to the Form 10-Q). The original Exhibit 32 to the Form 10-Q was inadvertently furnished with typographical errors.
     We have also supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to this Amendment No. 1.
     Except for the filing and furnishing of Exhibits 31.1, 31.2 and 32 hereto, nothing in the Form 10-Q has been changed in this Amendment No. 1, which is otherwise identical to the Form 10-Q filed on November 9, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit
4.1(1)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Goldman Sachs Financial Markets, L.P.
4.2(1)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Citibank, N.A.
4.3(2)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4.4(2)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
10.1*†	Amendment No. 6 to Amended and Restated System Equipment Purchase Agreement, effective as of August 31, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2*†	Amendment No. 7 to Amended and Restated System Equipment Purchase Agreement, effective as of October 18, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.3*	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006
10.4(3)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.1*	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.5(4)	Bridge Credit Agreement, dated August 8, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent.
10.5.1(4)	Parent Guaranty, dated August 8, 2006, made by Leap Wireless International, Inc. in favor of the lenders under the Bridge Credit Agreement.
10.5.2(4)	Subsidiary Guaranty, dated August 8, 2006, made by the Subsidiary Guarantors in favor of the lenders under the Bridge Credit Agreement.
10.5.3*	Letter Amendment to the Bridge Credit Agreement dated as of August 8, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc., Citicorp North America, Inc., as administrative agent, and the lenders party thereto, dated October 12, 2006.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously.
**	Filed herewith.

***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 15, 2006, filed with the SEC on October 30, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 23, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as filed with the SEC on August 8, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 8, 2006, filed with the SEC on August 10, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: December 4, 2006	By: /s/ Amin I. Khalifa AMIN I. KHALIFA Executive Vice President and Chief Financial Officer (Principal Financial Officer)