Form 10-K
period 2006-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2007-03-01
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-29752
LEAP WIRELESS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 10307 Pacific Center Court, San Diego, CA (Address of Principal Executive Offices)	33-0811062 (I.R.S. Employer Identification No.) 92121 (Zip Code)

(858) 882-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.0001 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES ☑     NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $1,703,253,000, based on the closing price of Leap’s common stock on the NASDAQ National Market on June 30, 2006, of $47.45 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on February 23, 2007 was 67,909,011.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which will be held on May 17, 2007 are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

i

PART I

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours” and “us” refer to Leap Wireless International, Inc., or Leap and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries are sometimes collectively referred to herein as “the Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2007 population estimates provided by Claritas, Inc.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of the Company’s future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	failure of the Federal Communications Commission, or FCC, to approve the transfer to Denali Spectrum License, LLC of the wireless license for which it was named the winning bidder in Auction #66;

•	delays in our market expansion plans resulting from delays in the availability of network equipment and handsets for the AWS spectrum we acquired in Auction #66, or resulting from requirements to clear the AWS spectrum of existing U.S. government and other private sector wireless operations, some of which are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless service in the United States of America, or U.S., under the “Cricket®” and “Jumptm Mobile” brands. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket. Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC, or ANB 1

License, and by LCW Wireless Operations, LLC, or LCW Operations, both of which are designated entities under FCC regulations. Cricket owns an indirect 75% non-controlling interest in ANB 1 License through a 75% non-controlling interest in Alaska Native Broadband 1, LLC, or ANB 1. In January 2007, Alaska Native Broadband, LLC, or ANB, exercised its option to sell its entire 25% controlling interest in ANB 1 to Cricket. The FCC has approved the application to transfer control of ANB 1 License to Cricket and we expect to close the sale transaction in the near future. Cricket also owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which participated in the FCC’s recent auction for Advanced Wireless Service licenses, or Auction #66, as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License. We consolidate our interests in ANB 1, LCW Wireless and Denali in accordance with Financial Accounting Standards Board Interpretation No. 46-R, or FIN No. 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses.

Leap was formed as a Delaware corporation in 1998. Leap’s shares began trading publicly in September 1998 and we launched our innovative Cricket® service in March 1999.

On April 13, 2003, we filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. On August 16, 2004, our plan of reorganization became effective and we emerged from Chapter 11 bankruptcy. On that date, a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. See “— Chapter 11 Proceedings Under the Bankruptcy Code.” On June 29, 2005, Leap’s common stock became listed for trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “LEAP.” Effective July 1, 2006, Leap’s common stock became listed for trading on the NASDAQ Global Select Market, also under the symbol “LEAP.”

Cricket Business Overview

Cricket Service

We offer digital wireless service in the U.S. under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or a credit check, and our Jump Mobile service offers customers a per-minute prepaid service. At December 31, 2006, Cricket and Jump Mobile services were offered in 22 states in the U.S. and had approximately 2,230,000 customers. As of December 31, 2006, we, ANB 1 License and LCW Operations owned wireless licenses covering a total of 137.1 million POPs, in the aggregate, and our network in our operating markets covered approximately 48 million POPs. We are currently building out and launching additional markets. We anticipate that our combined network footprint will cover approximately 50 million POPs by mid-2007.

In addition, we participated as a bidder in Auction #66, both directly and as an investor in Denali License. In Auction #66, we purchased 99 wireless licenses covering 123.1 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million, and Denali License was named the winning bidder for one wireless license covering 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We anticipate that these licenses will provide the opportunity to substantially enhance our coverage area and allow us and Denali License to launch Cricket service in numerous new markets in multiple construction phases over time. We currently expect that the first phase of construction for Auction #66 licenses that we and Denali License intend to build out will cover approximately 24 million POPs. We also currently expect that the build-outs for this first phase of construction will commence in 2007 and will be substantially completed by the end of 2009. Moreover, the licenses we purchased, together with licenses we currently own, provide 20MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out. If Denali License was to make available to us certain spectrum for which it was the winning bidder in Auction #66, we would have 20MHz coverage in all markets in which we currently operate or are building out. The post-Auction grant of this license to Denali License remains subject to FCC approval, and we cannot assure you that the FCC will award this license to Denali License. Assuming the FCC approves the post-Auction grant of this license, our spectrum portfolio, together with that of ANB 1 License, LCW Operations and Denali License (all of

which entities or their affiliates currently offer or are expected to offer Cricket service), will consist of approximately 184.2 million POPs (adjusted to eliminate duplication of overlapping licenses among these entities).

We believe that our business model is different from most other wireless companies. Our services primarily target market segments underserved by traditional communications companies: our customers tend to be younger, have lower incomes and include a greater percentage of ethnic minorities. We have designed the Cricket service to appeal to customers who value unlimited mobile calling with a predictable monthly bill and who make the majority of their calls from within their Cricket service area. Our internal customer surveys indicate that approximately 50% of our customers use our service as their sole phone service and approximately 90% as their primary phone service. For the year ended December 31, 2006, our customers used our Cricket service for an average of 1,450 minutes per month, which we believe was substantially above the U.S. wireless national carrier customer average.

The majority of wireless customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year, and include overage charges for call volumes in excess of a specified maximum. According to International Data Corporation, or IDC, U.S. wireless penetration was approximately 75% at December 31, 2006. We believe that customers who require a significantly larger amount of voice usage than average, are price-sensitive, have lower credit scores or prefer not to enter into fixed-term contracts represent a large portion of the remaining growth potential in the U.S. wireless market. We believe our services appeal strongly to these customer segments. We believe that we are able to serve these customers and generate significant operating income before depreciation and amortization, or OIBDA, because of our high-quality network and low customer acquisition and operating costs.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors. For example:

•	In July 2006, we acquired a non-controlling membership interest in LCW Wireless, which held a license for the Portland, Oregon market and to which we contributed, among other things, our existing Eugene and Salem, Oregon markets to create a new Oregon cluster of licenses covering 3.2 million POPs.

•	In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

•	In September 2006, Denali License was named the winning bidder for one wireless license covering 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66). The post-Auction grant of the license for which Denali License was named the winning bidder remains subject to FCC approval.

•	In November 2006, we completed the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. These licenses cover 5.0 million POPs.

•	In December 2006, we purchased 99 wireless licenses in Auction #66 covering 123.1 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses).

•	We, ANB 1 License and LCW Operations launched 14 markets in 2006, and we currently expect to launch Cricket service covering approximately 3.0 million new covered POPs in Rochester, NY and areas in North and South Carolina during 2007.

Cricket Business Strategy

•	Target Underserved Customer Segments. Our services are targeted primarily toward market segments underserved by traditional communications companies. On average, our customers tend to be younger and have lower incomes than the customers of other wireless carriers. Moreover, our customer base also reflects a greater percentage of ethnic minorities than those of the national carriers. We believe these underserved market segments are among the fastest growing population segments in the U.S.

•	Continue to Develop and Evolve Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. For example, during the last two years, we added instant messaging, multimedia (picture) messaging, games and our “Travel Timetm” roaming option to our product portfolio. In 2006, we broadened our data product and service offerings to better meet the needs of our customers, and we expect to continue to broaden these data product and service offerings in 2007 and beyond. With our deployment of 1xEV-DO technology, we believe we will be able to offer an expanded array of services to our customers, including high demand wireless data services such as mobile content, location-based services and high quality music downloads at speeds of up to 2.4 Megabits per second. We believe these enhanced data offerings will be attractive to many of our existing customers and will enhance our appeal to new data-centric customers.

•	Build Our Brand and Strengthen Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization while optimizing our advertising expenses. We have redesigned and remerchandized our stores and introduced a new sales process aimed at improving both the customer experience and our revenue per user. We have also initiated our premier dealer program, and we are in the process of enabling our premier dealers and other indirect dealers to provide greater customer support services. We expect these changes will enhance the customer experience and improve customer satisfaction.

•	Enhance Market Clusters and Expand Into Attractive Strategic Markets. We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the recently concluded Auction #66), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures. Examples of our market cluster strategy include the Fresno, California market we launched in 2005 to complement the adjacent Visalia and Modesto, California markets in our Central Valley cluster and the Oregon cluster we created by contributing our FCC licenses serving the Salem and Eugene, Oregon markets to LCW Wireless, a joint venture which also owns and operates a license serving Portland, Oregon. Examples of our strategic market expansion include the five licenses in central Texas, including Houston, Austin and San Antonio, and the San Diego, California license that we and ANB 1 License acquired in Auction #58. All of these markets meet our internally developed criteria concerning customer demographics and population density which we believe will enable us to offer Cricket service on a cost competitive basis in these markets. We also anticipate that the licenses we purchased in Auction #66 and for which Denali License was named the winning bidder will provide the opportunity to substantially enhance our coverage area and allow us and Denali License to launch Cricket service in numerous new markets in multiple construction phases over time.

Cricket Business Operations

Products and Services

Cricket Service Plans.  Our service plans are designed to attract customers by offering simple, predictable and affordable wireless services that are a competitive alternative to traditional wireless and wireline services. Unlike traditional wireless services, we offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks. Our service plans allow our customers to place unlimited calls within their Cricket service area and receive unlimited calls from anywhere in the world.

Our most popular service plan offers customers unlimited local and U.S. long distance service from their Cricket service area combined with unlimited use of multiple calling features and messaging services. More than 60% of Cricket customers as of December 31, 2006 subscribed to this plan, and a substantially higher percentage of new Cricket customers purchased this plan. We also offer a basic service plan which allows customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, and an intermediate service plan which also includes unlimited U.S. long distance service. During 2006, we introduced a higher value plan which includes unlimited mobile web access and coverage in all markets in which Cricket service is offered, in addition to the features offered by our other plans. Our per-minute prepaid service, Jump Mobile, brings Cricket’s attractive value proposition to customers who prefer to actively control their wireless usage and to allow us to better target the urban youth market.

Cricket Plan Upgrades.  We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. Examples of services that customers can add to their plans include: packages of international calling minutes to Canada and/or Mexico; Travel Time (roaming) service packages, which allows our customers to use their Cricket phones outside of their Cricket service areas on a prepaid basis; voicemail, caller ID and call waiting (also included in our Unlimited Access and Unlimited Access Plus service plans); unlimited text, multimedia (picture) and instant messaging (also included in our Unlimited Access and Unlimited Access Plus service plans); Cricket Flex Buckettm service, which allows our customers to pre-purchase services on a per use basis, including additional directory assistance calls, Travel Time, domestic and international long distance, ring tones, premium short message service (SMS) and text messaging to wireless users and, for customers with Cricket Clicks-enabled phones, to purchase applications, including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries.

In addition, we expect to continue to expand our data product and service offerings in 2007 and beyond to better meet our customers’ needs.

Handsets.  Our handsets include models that provide color screens, camera phones and other features to facilitate digital data transmission. Currently, all of the handsets that we offer are CDMA 1xRTT compliant. In addition, we occasionally offer selective handset upgrade incentives for customers who meet certain criteria.

Handset Replacement and Returns.  We facilitate warranty exchanges between our customers and the handset manufacturers for handset issues that occur during the applicable warranty period, and we work with a third party who provides our customers with a handset insurance program. Customers have limited rights to return handsets and accessories based on the time elapsed since purchase and usage. Returns of handsets and accessories have historically been insignificant.

Jump Mobile.  Our per-minute prepaid service, Jump Mobile, brings Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and to allow us to better target the urban youth market. Our Jump Mobile plan allows our customers to receive unlimited calls from anywhere in the world at any time, and to place calls to any place in the U.S. (excluding Alaska) at a flat rate of $0.10 per minute, provided they have sufficient funds in their account. In addition, our Jump Mobile customers receive free unlimited inbound and outbound text messaging, provided they have a credit balance in their account, as well as access to Travel Time roaming service (for $0.69 per minute), international long distance services, and Cricket Clicks services.

Customer Care and Billing

Customer Care.  We outsource our call center operations to multiple call center vendors and strive to take advantage of call centers in the U.S. and abroad to continuously improve the quality of our customer care and reduce the cost of providing care to our customers. One of our international call centers is located in Central America which facilitates the efficient provision of customer support to our large and growing Spanish speaking customer segment.

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

We sell our Cricket handsets and service primarily through two channels: Cricket’s own retail locations and kiosks (the direct channel); and authorized dealers and distributors, including premier dealers, local market authorized dealers, national retail chains and other indirect distributors (the indirect channel). Premier dealers are independent dealers that sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service for customers and expanding our brand presence within a market. As of December 31, 2006, we, ANB 1 License and LCW Operations had 129 direct locations and 2,545 indirect distributors, including approximately 690 premier dealers. Our direct sales locations were responsible for approximately 25% of our gross customer additions in 2006. Premier dealers tend to generate significantly more business than other indirect dealers. We may seek to expand the number of premier dealer locations in 2007. We place our direct and indirect retail locations strategically to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to achieve a cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer, that is significantly lower than most of our competitors.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket and Jump Mobile services within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, on television and in local publications. We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce, and customer service purposes. Some third party internet retailers sell the Cricket service over the internet and, working with a third party, we have also developed and launched Internet sales on our Cricket website. In addition, since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization of advertising while optimizing our advertising expenses. We also have redesigned and remerchandized our stores and introduced a new sales process aimed at improving both the customer experience and our revenue per user.

As a result of these marketing strategies and our unlimited calling value proposition, we believe our expenditures on advertising are generally at much lower levels than those of traditional wireless carriers. We believe that our CPGA is one of the lowest in the industry. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance Measures,” contained elsewhere in this report.

Network and Operations

We have deployed in each of our markets a high quality Code Division Multiple Access radio transmission technology, or CDMA 1xRTT, network that delivers high capacity and outstanding quality at a low cost that can be easily upgraded to support enhanced capacity. During 2007, we expect to complete the deployment of CDMA2000® 1xEV-DO technology in most existing and new markets, providing us the technical ability to support next generation high-speed data services. Our network has regularly been ranked by third party surveys commissioned by us as one of the top networks within the advertised coverage area in the markets Cricket serves.

Our service is based on providing customers with levels of usage equivalent to landline service at prices substantially lower than those offered by most of our wireless competitors for similar usage and at prices that are competitive with unlimited wireline plans. We believe our success depends on operating our CDMA 1xRTT network to provide high quality, concentrated coverage and capacity rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. CDMA 1xRTT technology provides us substantially higher capacity than other technologies, such as global system for mobile communications, or GSM.

As of December 31, 2006, our wireless network consisted of approximately 4,330 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 34 switches in 29 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail, and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year for all network nodes to ensure highly reliable service to our customers.

Our switches connect to the PSTN through fiber rings leased from third party providers which facilitate the first leg of origination and termination of traffic between our equipment and both local exchange and long distance carriers. We have negotiated interconnection agreements with relevant exchange carriers in each of our markets. We use third party providers for long distance services and for backhaul services carrying traffic to and from our cell sites and switching centers.

We monitor network quality metrics, including dropped call rates and blocked call rates. We also engage an independent third party to test the network call quality offered by us and our competitors in the markets where we offer service. According to the most recent results, we rank first or second in network quality within most of our core market footprints.

Wireless Licenses

The following tables show the Personal Communications Service, or PCS, licenses and the Advanced Wireless Service, or AWS, licenses that we, ANB 1 License and LCW Operations owned at February 1, 2007, and that Denali License expects to be granted from Auction #66, covering approximately 184.2 million POPs in total, adjusted to eliminate duplication of overlapping licenses among these entities.

PCS Licenses

Cricket

		Total	Channel
License	Population	MHz	Block

Houston, TX(1)	5,808,061	10	C
Phoenix, AZ(1)	4,159,398	10	C
San Diego, CA(1)	3,075,438	10	C
Denver, CO(1)	2,986,252	10	F
Pittsburgh, PA(1)	2,432,179	10	E
Charlotte-Gastonia, NC(1)	2,341,673	10	F
Kansas City, MO(1)	2,190,298	10	C
Nashville, TN(1)	1,911,906	15	C
Salt Lake City-Ogden, UT(1)	1,761,509	15	C
Raleigh-Durham, NC	1,719,443	10	C
Memphis, TN(1)	1,618,948	15	C
Greensboro-Winston-Salem-High Point, NC(1)	1,541,225	10	F
Dayton-Springfield, OH(1)	1,217,919	10	F
Knoxville, TN(1)	1,198,046	15	C
Buffalo-Niagara Falls, NY(1)	1,192,930	10	E
Rochester, NY	1,166,743	10	E
Omaha, NE(1)	1,039,835	10	F
Fresno, CA(1)	1,037,156	30	C
Little Rock, AR(1)	1,004,512	15	C
Tulsa, OK(1)	995,569	15	C
Tucson, AZ(1)	958,804	15	C
Albuquerque, NM(1)	909,982	15	C
Spokane, WA(1)	794,169	15	C
Syracuse, NY(1)	790,280	15	C
Charleston, SC	735,733	10	F
Macon-Warner Robins, GA(1)	699,722	20	C
Boise-Nampa, ID(1)	678,365	30	C
Wichita, KS(1)	676,006	15	C
Reno, NV(1)	673,734	10	C
Asheville-Hendersonville, NC	646,374	10	F
Saginaw-Bay City, MI	641,969	10	D
Chattanooga, TN(1)	593,337	15	C
Modesto, CA(1)	587,033	15	C
Salem-Corvallis-Albany, OR	570,039	5	C
Visalia-Porterville-Hanford, CA(1)	556,174	15	C
Lakeland-Winter Haven, FL	540,460	10	F
Lansing, MI	529,744	10	D
Evansville, IN	528,728	10	F
Provo-Orem, UT(1)	443,917	15	C
Fayetteville-Springdale-Rogers, AR(1)	389,435	20	C
Temple, TX(1)	382,285	10	C
Columbus, GA(1)	374,504	15	C
Lincoln, NE(1)	369,018	15	C
Albany-Tifton, GA	365,402	15	C
Hickory-Lenoir-Morganton, NC	358,054	10	F
Fort Smith, AR(1)	341,286	20	C
Pueblo, CO(1)	327,754	20	C
Fargo, ND	321,609	15	C
Utica-Rome, NY	297,060	10	F
Ft. Collins-Loveland, CO(1)	277,618	10	F
Clarksville, TN-Hopkinsville, KY(1)	275,273	15	C
Florence, SC	266,438	10	F
Merced, CA(1)	265,376	15	C
Greenville-Washington, NC	256,830	10	C
Goldsboro-Kinston, NC	245,440	10	C
Greeley, CO(1)	238,157	10	F
Santa Fe, NM(1)	237,705	15	C
Muskegon, MI	234,483	10	D
Myrtle Beach, SC	226,451	10	F
Rocky Mount-Wilson, NC	223,716	10	C
Grand Forks, ND	193,340	15	C
Jonesboro-Paragould, AR(1)	187,533	10	C
New Bern, NC	177,426	10	C
Lufkin-Nacogdoches, TX	168,177	10	C
Owensboro, KY	167,242	10	F
Sumter, NC	161,776	10	F
Pine Buff, AR(1)	149,358	20	C
Hot Springs, AR(1)	145,773	15	C
Burlington, NC	142,574	10	C
Gallup, NM	139,302	15	C
Steubenville, OH-Weirton, WV(1)	125,474	10	C
Eagle Pass-Del Rio, TX	125,374	15	C
Lewiston-Moscow, ID	124,110	15	C
Orangeburg, SC	121,578	10	F
Marion, OH	102,264	10	C

		Total	Channel
License	Population	MHz	Block

Roswell, NM	82,253	15	C
Roanoke Rapids, NC	77,374	10	C
Blytheville, AR	65,385	15	C
Nogales, AZ	42,308	20	C

Subtotal Cricket PCS Licenses	61,726,125

ANB 1 License

		Total	Channel
License	Population	MHz	Block

Cincinnati, OH(1)	2,256,483	10	C
San Antonio, TX(1)	2,080,241	10	C
Austin, TX(1)	1,572,826	10	C
Louisville, KY(1)	1,559,178	10	C
Lexington, KY(1)	980,952	10	C
El Paso, TX(1)	805,243	10	C
Colorado Springs, CO(1)	598,215	10	C
Las Cruces, NM(1)	265,257	10	C
Bryan, TX(1)	206,830	10	C

Subtotal ANB 1 License PCS Licenses	10,325,225

LCW Operations

		Total	Channel
License	Population	MHz	Block

Portland, OR(1)	2,336,371	10	C
Salem-Corvallis-Albany, OR(1)	570,039	15	C
Eugene-Springfield, OR(1)	339,894	10	C

Subtotal LCW Operations PCS Licenses	3,246,304

Total Cricket, ANB 1 License and LCW Operations PCS Licenses(3)	74,727,615

AWS Licenses

Cricket

		Total	Channel
License	Population	MHz	Block

Central(2)	44,666,749	10	E
Philadelphia, PA	5,175,878	20	A
Washington, DC	4,652,569	20	A
San Diego, CA	3,075,438	10	C
Minneapolis-St. Paul, MN	3,042,492	20	A
Baltimore, MD	2,634,915	20	A
Nashville, TN	2,632,099	10	C
St. Louis, MO	2,578,871	20	A
Seattle-Everett, WA	2,485,737	20	A
Milwaukee-Racine, WI	2,305,844	10	C
Salt Lake City-Ogden, UT	2,300,977	10	C
Charlotte-Gastonia, NC	2,295,040	10	C
Raleigh-Durham-Chapel Hill, NC	2,084,830	10	C
Portland, OR	1,994,858	20	A
Memphis, TN	1,954,859	10	C
Greensboro-Winston-Salem, NC	1,953,924	10	C
Lexington, KY	1,910,520	10	C
Norfolk-Virginia Beach, VA	1,825,956	10	C
Las Vegas, NV	1,789,113	20	A
Oklahoma City, OK	1,778,885	10	C
Kansas City, MO	1,754,048	20	A
Rochester, NY	1,501,940	10	C
Louisville, KY	1,487,007	10	C
Buffalo-Niagara Falls, NY	1,483,005	10	C
Greenville-Spartanburg, SC	1,324,064	20	B
New Orleans, LA	1,198,415	20	A
McAllen-Edinburg-Mission, TX	1,185,695	10	C
Knoxville, TN	1,050,239	10	C
Birmingham, AL	974,439	20	A
Richmond, VA	943,397	20	A
Spokane, WA	882,365	10	C
Eugene-Springfield, OR	841,089	10	C
Tacoma, WA	779,716	20	A
Chattanooga, TN	756,193	10	C
Wilmington, DE	697,501	20	A
Syracuse, NY	659,486	20	A
Baton Rouge, LA	642,124	20	A
Charleston-North Charleston, SC	638,687	10	C
Little Rock, AR	619,879	20	A
Columbia, SC	583,368	20	A
Mobile, AL	563,920	20	A
Corpus Christi, TX	556,146	10	C
Maryland 2-Kent	530,013	20	A
Modesto, CA	528,421	20	A
Columbus, GA	511,972	10	C
Huntsville, AL	460,207	20	A
Beaumont-Port Arthur, TX	455,597	10	C
California 4-Madera	449,066	20	A
Visalia-Tulare-Porterville, CA	410,441	20	A
Biloxi-Gulfport-Pascagoula, MS	409,603	10	C
Louisiana 5-Beauregard	405,163	20	A
Reno, NV	404,375	20	A

		Total	Channel
License	Population	MHz	Block

Virginia 11-Madison	394,870	20	A
Atlantic City, NJ	377,809	20	A
Alabama 1-Franklin	370,034	20	A
Delaware 1-Kent	324,164	20	A
Savannah, GA	316,521	20	A
Washington 1-Clallam	304,969	20	A
St. Cloud, MN	266,890	20	A
Lafayette, LA	250,319	20	A
Bremerton, WA	247,073	20	A
Oregon 4-Lincoln	236,878	20	A
Laredo, TX	236,696	20	A
Maryland 3-Frederick	232,111	20	A
Olympia, WA	230,983	20	A
Georgia 12-Liberty	226,313	20	A
Arkansas 4-Clay	214,349	20	A
Illinois 4-Adams	214,336	20	A
Oregon 1-Clatsop	203,705	20	A
Houma-Thibodaux, LA	201,137	20	A
Virginia 12-Caroline	199,861	20	A
Louisiana 7-West Feliciana	197,680	20	A
Washington 6-Pacific	195,318	20	A
Arizona 1-Mohave	188,339	20	A
Lake Charles, LA	185,169	20	A
Louisiana 6-Iberville	182,407	20	A
Tennessee 6-Giles	180,889	20	A
Arkansas 10-Garland	175,181	20	A
Georgia 8-Warrren	174,455	20	A
Tuscaloosa, AL	168,536	20	A
Nevada 3-Storey	155,990	20	A
South Carolina 7-Calhoun	155,629	20	A
California 12-Kings	145,733	20	A
Alabama 4-Bibb	145,541	20	A
Florence, AL	140,330	20	A
Missouri 8-Callaway	134,743	20	A
Petersburg-Hopewell, VA	134,311	20	A
Alabama 3-Lamar	131,544	20	A
Arkansas 7-Pope	125,432	20	A
Washington 4-Grays Harbor	124,764	20	A
Kansas 5-Brown	122,736	20	A
Louisiana 8-St. James	118,510	20	A
Kansas 10-Franklin	115,007	20	A
Arkansas 3-Sharp	104,542	20	A
Wisconsin 5-Pierce	103,474	20	A
Pine Bluff, AR	81,663	20	A
Louisiana 9-Plaquemines	29,661	20	A
Alton-Granite City, IL	22,803	20	A
Gulf of Mexico	—	20	A

Total Cricket AWS Licenses	127,616,540

Denali License

The following table shows the AWS license for which Denali License was named the winning bidder in Auction #66, which covers 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66).

		Total	Channel
License	Population	MHz	Block

Great Lakes(4)	59,836,265	10	D

(1)	Designates a wireless license or a portion of a wireless license in a market where Cricket service is offered.

(2)	Portions of this wireless license cover markets in which Cricket service is currently being offered, including Albuquerque, Austin, Denver, El Paso, Houston, Lincoln, Omaha, Phoenix, Pueblo, San Antonio, Santa Fe, Tucson, Tulsa and Wichita.

(3)	Excludes the effect of the duplication of Salem-Corvallis-Albany, Oregon wireless licenses included in the Cricket and LCW Operations PCS license tables.

(4)	Portions of this wireless license cover markets in which Cricket service is currently being offered, including Cincinnati, Dayton and Pittsburgh.

We generally build out our Cricket network in local population centers of metropolitan communities serving the areas where our customers live, work and play. Some of the Auction #66 licenses we purchased and the license for which Denali License was named the winning bidder include large regional areas covering both rural and metropolitan communities. Based on our preliminary analysis of these Auction #66 licenses that are located in new markets, we believe that a significant portion of the POPs included within such new licenses may not be well suited for Cricket service. Therefore, among other things, we and/or Denali License may seek to partner with others, sell spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Arrangements with Alaska Native Broadband

In November 2004, we acquired a 75% non-controlling membership interest in ANB 1, whose wholly owned subsidiary ANB 1 License participated in Auction #58. ANB owns a 25% controlling membership interest in and is the sole manager of ANB 1. ANB 1 is the sole member and manager of ANB 1 License. ANB 1 License was eligible to bid on certain restricted licenses offered by the FCC in Auction #58 as a “very small business” designated entity under FCC regulations. In January 2007, ANB exercised its option to sell its entire 25% controlling interest in

ANB 1 to Cricket. The FCC has approved the application to transfer control of ANB 1 License to Cricket and we expect to close the sale transaction in the near future.

Under the Credit Agreement governing our secured credit facility, we are permitted to invest up to an aggregate of $325 million in loans to and equity investments in ANB 1 and ANB 1 License (excluding capitalized interest). Cricket’s aggregate equity capital contributions to ANB 1 were $9.7 million as of December 31, 2006. Cricket is also a secured lender to ANB 1 License. Under a senior secured credit facility, as amended, Cricket has agreed to loan ANB 1 License up to $290.0 million plus capitalized interest, of which $249.2 million was drawn as of December 31, 2006.

ANB 1 License operates a wireless telecommunications business in its markets using the Cricket business model and brands. ANB 1 License has launched Cricket service in all of its markets.

Cricket’s principal agreements with the ANB entities are summarized below.

Limited Liability Company Agreement.  In December 2004, Cricket and ANB entered into an amended and restated limited liability company agreement which, as amended by the parties, is referred to in this report as the ANB 1 LLC Agreement. Under the ANB 1 LLC Agreement, ANB, as the sole manager of ANB 1, has the exclusive right and power to manage, operate and control ANB 1 and its business and affairs, subject to certain protective provisions for the benefit of Cricket, including, among others, Cricket’s right to consent to the sale of any of ANB 1 License’s wireless licenses (other than the Bryan, TX, El Paso, TX, and Las Cruces, NM licenses) or any material network assets related thereto, or a sale of additional equity interests in ANB 1. Subject to FCC approval, ANB can be removed as the manager of ANB 1 in certain circumstances, including ANB’s fraud, gross negligence or willful misconduct, ANB’s insolvency or bankruptcy, ANB’s failure to qualify as an “entrepreneur” and a “very small business” under FCC rules, or other limited circumstances.

Under the ANB 1 LLC Agreement, during the first five years following the initial grant of wireless licenses to ANB 1 License, members of ANB 1 generally may not transfer their membership interest without Cricket’s prior consent. Following such period, if a member desires to transfer its interests in ANB 1 to a third party, Cricket has a right of first refusal to purchase such interests, or in lieu of exercising this right, Cricket has a tag-along right to participate in the sale.

Under the ANB 1 LLC Agreement, once ANB 1 License satisfied the FCC’s initial five-year build-out milestone requirements with respect to its wireless licenses, ANB had an option until March 31, 2007 to sell its entire membership interest in ANB 1 to Cricket for a purchase price of $4.2 million plus interest, payable in cash. On January 3, 2007, ANB exercised its option to sell its membership interest in ANB 1 to Cricket. The FCC has approved the application to transfer control of ANB 1 License to Cricket and we expect to close the sale transaction in the near future. If Cricket breaches its obligation to pay the ANB 1 put option purchase price, several of Cricket’s protective provisions cease to apply, and ANB receives a liquidation preference equal to the put purchase price, payable prior to Cricket’s equity and debt investments in ANB 1 and ANB 1 License. In addition, ANB 1 License has executed a guaranty in favor of ANB with respect to payment of the put purchase price. If ANB fails to maintain its qualification as an “entrepreneur” and a “very small business” under FCC regulations and, as a result of such failure, ANB 1 License ceases to retain the benefits it received in Auction #58, ANB is generally liable to Cricket only to the extent of ANB’s equity capital contributions to ANB 1.

Senior Secured Credit Agreement.  Under a senior secured credit agreement, as amended, Cricket has agreed to loan ANB 1 License up to $290.0 million plus capitalized interest. This facility consists of a fully drawn $64.2 million sub-facility to finance ANB 1 License’s purchase of wireless licenses in Auction #58, and a $225.8 million sub-facility to finance ANB 1 License’s build-out and launch of its network costs and working capital requirements. At December 31, 2006, ANB 1 License had outstanding borrowings of $64.2 million principal amount under the acquisition sub-facility and outstanding borrowings of $185 million principal amount under the working capital sub-facility. Borrowings accrue interest at a rate of 12% per annum. Borrowings under the credit agreement are guaranteed by ANB 1 and are secured by a first priority security interest in substantially all of the personal property assets and fixtures of ANB 1 and ANB 1 License, including a pledge of ANB 1’s membership interest in ANB 1 License. ANB also has entered into a negative pledge agreement with respect to its entire membership interest in ANB 1, agreeing to keep such membership interest free and clear of all liens and encumbrances. Amortization commences under the facility on March 31, 2007 (or the closing date of the ANB put, if later). Loans must be repaid in 16 quarterly installments of principal plus accrued interest, commencing ten days after the amortization commencement date. Loans may be prepaid at any time without premium or penalty. Cricket’s commitment under the working capital sub-facility expires on the earliest to occur of: (1) the amortization commencement date; (2) the termination by Cricket of the management services agreement between Cricket and ANB 1 License due to a breach by ANB 1 License; or (3) the termination by ANB 1 License of the management services agreement for convenience.

Management Agreement.  Cricket and ANB 1 License are parties to a management services agreement, pursuant to which Cricket provides management services to ANB 1 License in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, ANB 1 License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement is eight years. The management services agreement may be terminated by ANB 1 License or Cricket if the other party materially breaches its obligations under the agreement. The management services agreement also may be terminated by ANB 1 License if Cricket fails to pay to ANB the put option purchase price or by ANB 1 License for convenience with one year’s prior written notice to Cricket.

Arrangements with LCW Wireless

In July 2006, we acquired a 72% non-controlling membership interest in LCW Wireless. In December 2006, we completed the replacement of certain network equipment of LCW Operations, entitling us to receive additional membership interests in LCW Wireless. The membership interests in LCW Wireless are now held as follows: Cricket holds a 73.3% non-controlling membership interest; CSM holds a 24.7% non-controlling membership interest; and WLPCS Management, LLC, or WLPCS, holds a 2% controlling membership interest. WLPCS contributed $1.3 million in cash to LCW Wireless in exchange for its controlling membership interest. LCW Wireless is a designated entity which owned a wireless license for Portland, Oregon, and to which we contributed two wireless licenses in Salem and Eugene, Oregon, related operating assets and approximately $21 million in cash, subject to post-closing adjustments. The three markets formed a new cluster of licenses covering 3.2 million POPs.

LCW Wireless, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the Oregon market cluster under the Cricket and Jump Mobile brands. A subsidiary of LCW Wireless, LCW Operations, launched service in Portland, Oregon in December 2006.

We anticipate that LCW Wireless’ working capital needs will be funded through Cricket’s initial equity contribution and through third party debt financing. In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. The obligations under the loans are guaranteed by LCW Wireless and LCW License. Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to adjusted earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Limited Liability Company Agreement.  In July 2006, Cricket entered into the LLC Agreement of LCW Wireless, LLC, or LCW LLC Agreement, with CSM and WLPCS. Under the LCW LLC Agreement, a board of managers has the right and power to manage, operate and control LCW Wireless and its business and affairs, subject to certain protective provisions for the benefit of Cricket and CSM. The board of managers is currently comprised of five members, with three members designated by WLPCS (who have agreed to vote together as a block), one member designated by CSM and one member designated by Cricket. In the event that LCW Wireless fails to qualify as an “entrepreneur” and a “very small business” under FCC rules, then in certain circumstances, subject to FCC approval, WLPCS is required to sell its entire equity interest to LCW Wireless or a third party designated by the non-controlling members.

Under the LCW LLC Agreement, during the first five years following the date of the agreement, members generally may not transfer their membership interest, other than to specified permitted transferees or through the exercise of put rights set forth in the LCW LLC Agreement. Following such period, if a member desires to transfer its interests in LCW Wireless to a third party, the non-controlling members have a right of first refusal to purchase such interests on a pro rata basis.

Under the LCW LLC Agreement, WLPCS has the option to put its entire equity interest in LCW Wireless to Cricket for a purchase price not to exceed $3.0 million during a 30-day period commencing on the earlier to occur of August 9, 2010 and the date of a sale of all or substantially all of the assets, or the liquidation, of LCW Wireless. If the put option is exercised, the consummation of this sale will be subject to FCC approval. Alternatively, WLPCS is entitled to receive a liquidation preference equal to its capital contributions plus a specified rate of return, together with any outstanding mandatory distributions owed to WLPCS.

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire equity interest in LCW Wireless to Cricket either in cash or in Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance.

Management Agreement.  In July 2006, Cricket and LCW Wireless entered into a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.

Arrangements with Denali

In May 2006, Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through its wholly owned subsidiary, Denali License) in Auction #66 as a “very small business” designated entity under FCC regulations. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket.

Cricket’s principal agreements with the Denali entities are summarized below.

Limited Liability Company Agreement.  In July 2006, Cricket and DSM entered into an amended and restated limited liability company agreement, or the Denali LLC Agreement, under which Cricket and DSM made equity investments in Denali of approximately $7.6 million and $1.6 million, respectively. In October 2006, Cricket and DSM made further equity investments in Denali of $34.2 million and $7.3 million, respectively. Cricket and Denali have agreed to make further equity investments on the first anniversary of the conclusion of Auction #66 in an amount equal to approximately 15.3% and 3.2%, respectively, of the aggregate net purchase price of the wireless license Denali acquired in Auction #66, up to a specified maximum amount.

Under the Denali LLC Agreement, DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket including, among other things, Cricket’s consent to the acquisition of wireless licenses or the sale of certain material wireless licenses (to be specified following the auction) or the sale of any additional membership interests. DSM can be removed as the manager of Denali in certain circumstances, including DSM’s fraud, gross negligence or willful misconduct, DSM’s insolvency or bankruptcy, or DSM’s failure to qualify as an “entrepreneur” and a “very small business” under FCC regulations, or other limited circumstances.

During the first ten years following the initial grant of wireless licenses to Denali License, members of Denali generally may not transfer their membership interests to non-affiliates without Cricket’s prior written consent. Following such period, if a member desires to transfer its interests in Denali to a third party, Cricket has a right of first refusal to purchase such interests or, in lieu of exercising this right, Cricket has a tag-along right to participate in the sale. DSM may offer to sell its entire membership interest in Denali to Cricket on the fifth anniversary of the initial grant of wireless licenses to Denali License and on each subsequent anniversary thereof for a purchase price equal to DSM’s equity contributions in cash to Denali, plus a specified return, payable in cash. If exercised, the consummation of the sale will be subject to FCC approval.

Senior Secured Credit Agreement.  In July 2006, Cricket entered into a senior secured credit agreement with Denali License and Denali. Pursuant to this agreement, as amended, Cricket has agreed to loan to Denali License up to approximately $223.4 million to fund the payment of its net winning bid in Auction #66. Under the agreement, Cricket also agreed to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the license for which it was the winning bidder to fund a portion of the costs of the construction and operation of the wireless network using such license, which build-out loan sub-facility may be increased from time to time with Cricket’s approval. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due on the tenth anniversary of the grant date of the wireless licenses awarded to Denali License in Auction #66. However, if DSM makes an offer to sell its membership interest in Denali to Cricket under the Denali LLC Agreement and Cricket accepts such offer, then all outstanding principal and accrued interest under the credit agreement will become due upon the first business day following the date on which Cricket has paid DSM the offer price for its membership interest in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. The obligations of Denali License and Denali under the credit agreement are secured by all of the personal property, fixtures and owned real property of Denali License and Denali, subject to certain permitted liens.

Management Agreement.  In July 2006, Cricket and Denali License entered into a management services agreement, pursuant to which Cricket is to provide management services to Denali License and its subsidiaries in exchange for a monthly management fee based on Cricket’s costs of providing such services plus overhead. Under the management services agreement, Denali License retains full control and authority over its business strategy, finances, wireless licenses, network equipment, facilities and operations, including its product offerings, terms of service and pricing. The initial term of the management services agreement is ten years. The management services agreement may be terminated by Denali License or Cricket if the other party materially breaches its obligations under the agreement.

Competition

Generally, the telecommunications industry is very competitive. We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, AT&T/Cingular, Sprint Nextel (and Sprint Nextel affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. One national wireless provider recently announced plans to conduct trials of a flat-rate unlimited service offering very similar to the Cricket service. This provider’s new service may present additional strong competition to Cricket service in markets in which our service offerings overlap. We also face competition from resellers or MVNOs (Mobile Virtual Network Operators), such as Virgin Mobile USA, TracFone Wireless, and others, which provide wireless services to customers but do not hold FCC licenses or own network facilities. These resellers purchase bulk wireless telephone services and capacity from wireless providers and resell to the public under their own brand name generally through mass market retail outlets. Several leading cable television operators recently announced agreements with Sprint Nextel to compete as MVNOs. Wireless providers are also increasingly competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access, are now available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

In the future, we may also face competition from entities providing similar services using different technologies, including Wi-Fi, WiMax, and Voice over Internet Protocol, or VoIP. Additionally, some of the major Internet search engines and service providers have entered the mobile service market, or announced plans or intentions to enter the mobile service market, by providing free Internet and voice access through a fixed mobile network in partnership with some major municipalities in the U.S. As wireless service is becoming a viable alternative to traditional landline phone service, we are also increasingly competing directly with traditional landline telephone companies for customers. Competition is also increasing from local and long distance wireline carriers who have begun to aggressively advertise in the face of increasing competition from wireless carriers, cable operators and other competitors. Cable operators are providing telecommunications services to the home, and some of these carriers are providing local and long distance voice services using VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower prices to customers and increased competition for wireless services. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In the future, we may also face competition from mobile satellite service, or MSS, providers, as well as from resellers of these services. The FCC has granted, or may grant, MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

There has also been an increasing trend towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. These consolidated carriers may have substantially larger service areas, more capacity and greater financial resources and bargaining power than we do. As consolidation creates even larger competitors, the advantages our competitors have may increase. For example, in connection with the offering of our Travel Time roaming service, we have encountered problems with certain large wireless carriers in negotiating reasonable terms for roaming arrangements, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services. Additionally, these agreements can be terminated by the carriers. We and a number of other small, rural and regional carriers have asked the FCC in a currently pending FCC proceeding to impose an obligation on all commercial mobile radio services providers to permit automatic roaming by other providers on their networks on a just, reasonable and non-discriminatory basis, but we cannot predict whether or when the FCC will grant the relief requested.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. We compete for customers based on numerous factors, including wireless system coverage and quality, service value proposition (minutes and features relative to price), local market presence, digital voice and features, customer service, distribution strength, and brand name recognition. Some competitors also market other services, such as landline local exchange and Internet access services, with their wireless service offerings. Competition has caused, and we anticipate it will continue to cause, market prices for two-way wireless products and services to decline. In addition, some competitors offer or have announced plans to offer unlimited service plans at rates similar to Cricket’s service plan rates in markets in which we have launched service. Our ability to compete successfully will depend, in part, on our ability to distinguish our Cricket service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Because many of the wireless operators in our markets have substantially greater financial resources than we do, they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those we could offer. In addition, to the extent that products or services that we offer, such as roaming capability, may depend upon negotiations with other wireless operators, discriminatory behavior by such operators or their refusal to negotiate with us could adversely affect our business. While we believe that our cost structure, combined with the differentiated value proposition that our Cricket service represents in the wireless marketplace, provides us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.

The FCC is currently pursuing policies designed to increase the number of wireless licenses available and new wireless provider competition. For example, the FCC has adopted rules that allow PCS and other wireless licenses to be partitioned, disaggregated and leased. The FCC also continues to allocate and auction additional spectrum that can be used for wireless services. In February 2005, the FCC completed Auction #58, in which additional PCS spectrum was auctioned in numerous markets, including many markets where we currently provide service. In addition, the FCC recently completed auctioning an additional 90 MHz of nationwide spectrum in the 1700 MHz to 2100 MHz band for AWS in Auction #66 and has announced that it intends to auction additional spectrum in the 700 MHz band in subsequent auctions. New companies, such as cable television operators or satellite operators, have purchased or may purchase licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us.

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

Our plan of reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the effective date of the plan of reorganization, our long-term indebtedness was reduced from a book value of more than $2.4 billion to indebtedness with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due in 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the effective date of the plan of reorganization, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the effective date of the plan of reorganization). We entered into new syndicated senior secured credit facilities in January 2005, and we used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes, to repay our remaining approximately $41 million of outstanding indebtedness and accrued interest to the FCC and to pay transaction fees and expenses of $6.4 million.

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

Licensing of our Wireless Service Systems

Cricket, ANB 1 License and LCW License hold Personal Communications Service, or PCS, licenses and Advanced Wireless Service, or AWS, licenses. The licensing rules that apply to these two services are summarized below.

PCS Licenses.  A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, or MTAs, which in turn are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each major trading area and four licenses for each BTA. Thus, generally, six licensees are authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three BTA licenses are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. Our PCS licenses began expiring in 2006 and will continue to expire through 2015. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided substantial service during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. If the FCC does not grant a renewal expectancy with respect to one or more of our licenses, our business may be materially harmed.

AWS Licenses.  Recognizing the increasing consumer demand for wireless mobile services, the FCC has allocated additional spectrum that can be used for two-way mobile wireless voice and broadband services, including AWS spectrum. The FCC has licensed six frequency blocks consisting of one 20 MHz license in each of 734 cellular market areas, or CMAs; one 20 MHz license and one 10 MHz license in each of 176 economic areas, or EAs; and two 10 MHz licenses and one 20 MHz license in each of 12 regional economic area groupings, or REAGs. The FCC auctioned these licenses in Auction #66. In that auction, we purchased 99 wireless licenses for an aggregate purchase price of $710.2 million. Denali License also was named the winning bidder for one wireless license for a net purchase price of $274.1 million. The formal grant of this license to Denali License is still pending at the FCC.

AWS licenses generally have a 15-year term, at the end of which they must be renewed. With respect to construction requirements, an AWS licensee must offer “substantial service” to the public at the end of the license term. As noted above, a failure to comply with FCC coverage requirements could cause the revocation of the relevant wireless license, with no eligibility to regain it, or the imposition of fines and/or other sanctions.

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We considered the estimated cost and time frame required to clear the spectrum for which we and Denali License were declared the winning bidders in the auction while placing bids in Auction #66. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the spectrum for classified purposes. Although the government has agreed to clear that spectrum to allow the holders to utilize their AWS licenses in the affected areas, the government is only providing limited information to spectrum holders about these classified uses which creates additional uncertainty about the time at which such spectrum will be available for commercial use.

Designated Entities.  Since the early 1990’s the FCC has pursued a policy in wireless licensing of attempting to assist various types of designated entities. The FCC generally has determined that designated entities who qualify as small businesses or very small businesses, as defined by a complex set of FCC rules, can receive additional benefits. These benefits can include eligibility to bid for certain licenses set aside only for designated entities. For example, the FCC’s spectrum allocation for PCS generally includes two licenses, a 30 MHz C-Block license and a 10 MHz F-Block license, which are designated as “Entrepreneurs’ Blocks.” The FCC generally requires holders of these licenses to meet certain maximum financial size qualifications. In addition, designated entities are eligible for bidding credits in most spectrum auctions and re-auctions (which has been the case in all PCS auctions to date, and was the case in Auction #66), and, in some cases, an installment loan from the federal government for a significant portion of the dollar amount of the winning bids (which was the case in the FCC’s initial auctions of C-Block and F-Block PCS licenses). A failure by an entity to maintain its qualifications to own licenses won through the designated entity program could cause a number of adverse consequences, including the ineligibility to hold licenses for which the FCC’s minimum coverage requirements have not been met, and the triggering of FCC unjust enrichment rules, which could require the recapture of bidding credits and the acceleration of any installment payments owed to the U.S. Treasury.

The FCC recently initiated a rulemaking proceeding focused on addressing the alleged abuses of its designated entity program. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. As a result, the FCC issued an initial round of changes aimed at curtailing certain types of spectrum leasing and wholesale capacity arrangements between wireless carriers and designated entities that it felt called into question the designated entity’s overall control of the venture. The FCC also changed its unjust enrichment rules, designed to trigger the repayment of auction bidding credits, as follows: For the first five years of its license term, if a designated entity loses its eligibility or seeks to transfer its license or to enter into a de facto lease with an entity that does not qualify for bidding credits, 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. For years six and seven of the license term, 75 percent of the bidding credit, plus interest, would be owed. For years eight and nine, 50 percent of the bidding credit, plus interest, would be owed, and for year ten, 25 percent of the bidding credit, plus interest, would be owed. In addition, if a designated entity seeks to transfer a license with a bidding credit to an entity that does not qualify for bidding credits in advance of filing the construction notification for the license, then 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. Designated entity structures are also now subject to a new rule that requires them to seek approval for any event that might affect ongoing eligibility (e.g. changes in agreements that the FCC has not previously reviewed), as well as new annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.

The FCC has invited additional comment on other changes to its designated entity rules, and recently affirmed its first round of rule changes in response to certain parties’ petitions for reconsideration. Several parties have petitioned for further review of the recent rule changes at the FCC and/or in federal appellate court. We cannot predict the degree to which the FCC’s present or future rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures, including our arrangements with respect to ANB, LCW Wireless and Denali, or our participation in future FCC spectrum auctions.

Foreign Ownership.  Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap’s ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or could take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions. Our wireless licenses are in good standing with the FCC.

Transfer and Assignment.  The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a commercial wireless license, with limited exceptions. The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. Non-controlling interests in an entity that holds a wireless license generally may be bought or sold without FCC approval. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any pending or future requests for approval of assignment or transfer of control applications that we file, in general we believe the FCC will approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide wireless service, if the FCC were to disapprove any such filing, our business plans would be adversely affected.

Pursuant to an order released in December 2001, as of January 1, 2003, the FCC no longer limits the amount of PCS and other commercial mobile radio spectrum that an entity may hold in a particular geographic market. The FCC now engages in a case-by-case review of transactions that involve the consolidation of spectrum licenses or leases.

A C-Block or F-Block PCS license may be transferred to non-designated entities once the licensee has met its five-year coverage requirement. Such transfers will remain subject to certain costs and reimbursements to the government of any bidding credits or outstanding principal and interest payments owed to the FCC. AWS licenses acquired by designated entities in Auction #66 may be transferred to non-designated entities at any time, subject to certain costs and reimbursements to the government of any bidding credit amounts owed.

FCC Regulation Generally

The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that emergency 911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced emergency 911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. We also remain subject to certain E911 reporting requirements.

FCC rules also require that local exchange carriers and most commercial mobile radio service providers, including providers like Cricket, allow customers to change service providers without changing telephone numbers. For wireless service providers, this mandate is referred to as wireless local number portability. The FCC also has adopted rules governing the porting of wireline telephone numbers to wireless carriers.

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

State, Local and Other Regulation

Congress has given the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, including commercial mobile radio service providers, so long as the compensation required is publicly disclosed by the state or local government. States may also impose competitively neutral requirements that are necessary for universal service, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing requirements or to adopt new requirements is unclear. State legislators, public utility commissions and other state agencies are becoming increasingly active in efforts to regulate wireless carriers and the service they provide, including efforts to conserve numbering resources and efforts aimed at regulating service quality, advertising, warranties and returns, rebates, and other consumer protection measures.

The location and construction of our wireless antennas and base stations and the towers we lease on which such antennas are located are subject to FCC and Federal Aviation Administration regulations, federal, state and local environmental and historic preservation regulations, and state and local zoning, land use or other requirements.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark of Leap, and a trademark application for the Leap logo is pending. Cricket is a

U.S. registered trademark of Cricket. In addition, the following are trademarks or service marks of Cricket: Unlimited Access Plus, Unlimited Access, Unlimited Plus, Unlimited Classic, Jump, Travel Time, Cricket Clicks and the Cricket “K.”

As of February 1, 2007, we had two issued patents relating to our local, unlimited wireless services offerings, and numerous other issued patents relating to various technologies we previously acquired. See “— Legal Proceedings — Patent Litigation” below. We also have several patent applications pending in the United States relating to our wireless services offerings, including an application to amend one of our issued patents. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may be issued will provide competitive advantages to us.

Our business is not substantially dependent upon any of our patents, patent applications, service marks or trademarks. We believe that our technical expertise, operational efficiency, industry-leading cost structure and ability to introduce new products in a timely manner are more critical to maintaining our competitive position in the future. See “— Legal Proceedings — Patent Litigation” below.

Availability of Public Reports

As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge at www.leapwireless.com. They are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information on our website is not part of this report or any other report that we furnish to or file with the SEC.

Financial Information Concerning Segments and Geographical Information

Financial information concerning our operating segment and the geographic area in which we operate is included in Item 8 of this report.

Employees

As of February 1, 2007, Cricket employed 2,034 full-time employees, and Leap had no employees.

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

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company

S. Douglas Hutcheson	50	Chief Executive Officer, President and Director
Amin I. Khalifa	53	Executive Vice President and Chief Financial Officer
Albin F. Moschner	54	Executive Vice President and Chief Marketing Officer
Glenn T. Umetsu	57	Executive Vice President and Chief Technical Officer
Robert J. Irving, Jr.	51	Senior Vice President, General Counsel and Secretary
Leonard C. Stephens	50	Senior Vice President, Human Resources
Grant A. Burton	42	Vice President, Chief Accounting Officer and Controller

S. Douglas Hutcheson was appointed as our chief executive officer, and president, and elected as a director, in February 2005, having previously served as our president and chief financial officer from January 2005 to February 2005, as our executive vice president and chief financial officer from January 2004 to January 2005, as our senior vice president and chief financial officer from August 2002 to January 2004, as our senior vice president and chief strategy officer from March 2002 to August 2002, as our senior vice president, product development and strategic planning from July 2000 to March 2002, as our senior vice president, business development from March 1999 to July 2000 and as our vice president, business development from September 1998 to March 1999. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from University of California, Irvine.

Amin I. Khalifa has served as our executive vice president and chief financial officer since August 2006. Mr. Khalifa previously served as executive vice president and chief financial officer of Apria Healthcare Group, Inc., a provider of home healthcare services, from October 2003 to August 2006. From June 1999 to September 2003, he served as vice president and chief financial officer of Beckman Coulter, Inc., a manufacturer of diagnostic laboratory equipment and instruments. From October 1996 to June 1999, Mr. Khalifa served as chief financial officer of the Agricultural Sector of Monsanto Company, a life sciences company. From 1994 to October 1996, he served as senior vice president, chief financial officer for Aetna Health Plans and as senior vice president, strategy and investor relations for Aetna, Inc. Mr. Khalifa currently serves as a director for PetSmart, Inc. Mr. Khalifa holds a B.S. in industrial engineering and an M.B.A. in finance from Lehigh University.

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

Glenn T. Umetsu has served as our executive vice president and chief technical officer since January 2005, having previously served as our executive vice president and chief operating officer from January 2004 to January 2005, as our senior vice president, engineering operations and launch deployment from June 2002 to January 2004, and as vice president, engineering operations and launch development from April 2000 to June 2002. From September 1996 to April 2000, Mr. Umetsu served as vice president, engineering and technical operations for Cellular One in the San Francisco Bay Area. Before Cellular One, Mr. Umetsu served in various telecommunications operations roles for 24 years with AT&T Wireless, McCaw Communications, RAM Mobile Data, Honolulu Cellular, PacTel Cellular, AT&T Advanced Mobile Phone Service, Northwestern Bell and the United States Air Force. Mr. Umetsu holds a B.A. in mathematics and economics from Brown University.

Robert J. Irving, Jr. has served as our senior vice president, general counsel and secretary since May 2003, having previously served as our vice president, legal from August 2002 to May 2003, and as our senior legal counsel from September 1998 to August 2002. Previously, Mr. Irving served as administrative counsel for Rohr, Inc., a corporation that designed and manufactured aerospace products from 1991 to 1998, and prior to that served as vice president, general counsel and secretary for IRT Corporation, a corporation that designed and manufactured x-ray inspection equipment. Before joining IRT Corporation, Mr. Irving was an attorney at Gibson, Dunn & Crutcher. Mr. Irving was admitted to the California Bar Association in 1982. Mr. Irving holds a B.A. from Stanford University, an M.P.P. from The John F. Kennedy School of Government of Harvard University and a J.D. from Harvard Law School, where he graduated cum laude.

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

Grant A. Burton has served as our vice president, chief accounting officer and controller since June 2005. Mr. Burton previously served as assistant controller of PETCO Animal Supplies, Inc. from March 2004 to April 2005. From 1996 to 2004, Mr. Burton served as senior manager for PricewaterhouseCoopers, LLP, Assurance and Business Advisory Services, in San Diego. Before joining PricewaterhouseCoopers, Mr. Burton served as acting vice president, internal audit and manager merchandise accounting for DFS Group Limited from 1993 to 1996. Mr. Burton is a certified public accountant licensed in the State of California, and was a Canadian chartered accountant from 1990 to 2004. He holds a Bachelor of Commerce with Distinction from the University of Saskatchewan.

Item 1A.  Risk Factors

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $4.1 million for the year ended December 31, 2006, $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.0 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

If We Experience High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary, ANB 1 License, was awarded certain licenses in Auction #58. In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. In December 2006, we completed the replacement of certain network equipment of LCW Operations, and as a result, we now own a 73.3% non-controlling membership interest in LCW Wireless. Both ANB 1 License and LCW Wireless acquired their Auction #58 wireless licenses as “very small business” designated entities under FCC regulations. In July 2006, we acquired an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66 as a “very small business” designated entity under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in ANB 1, LCW Wireless and Denali, and we plan to have similar agreements in connection with any future joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC recently implemented rule changes aimed at addressing alleged abuses of its designated entity program, affirmed these changes on reconsideration and sought comment on further rule changes. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint ventures with ANB 1, LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remains in flux, and parties have already sought further reconsideration or judicial review of these rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. In addition, one national wireless provider recently announced plans to conduct trials of a flat-rate unlimited service offering very similar to the Cricket service. This provider’s new service may present additional strong competition to Cricket service in markets in which our service offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans. See “Item 1. Business — Competition.”

Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. Prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. In addition, some of our competitors are able to offer their customers roaming services on a nationwide basis and at lower rates. We currently offer roaming services on a prepaid basis. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our “Travel Time” roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

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

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services to us. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ networks. The roaming agreements generally cover voice but not data services, and at least one such agreement may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners. Our current and future customers may prefer that we offer roaming services that allow them to make calls automatically when they are outside of their Cricket service area, and we cannot assure you that we will be able to provide such roaming services for our customers in all areas of the U.S., or that we will be able to provide such services cost effectively. If we are unable to maintain our existing roaming agreements, and purchase wholesale roaming services at reasonable rates, then we may be unable to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

We Previously Identified Material Weaknesses in Our Internal Control Over Financial Reporting, and Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. In connection with their evaluations of our disclosure controls and procedures, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. Our independent registered public accounting firm attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. We believe that each of these material weaknesses has now been adequately remediated. Although our management has concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited calls from within a local calling area for a flat monthly rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not seek to provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a smaller network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change, adjust or discontinue our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.

We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business.

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the network associated with newly acquired FCC licenses, including the licenses that we acquired in Auction #66 and the license that Denali License expects to be awarded as a result of Auction #66 and any licenses that we may acquire from third parties. Large scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License expect to be awarded as a result of Auction #66, would negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. In addition, the build-out of the network may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the network.

The spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We considered the estimated cost and time frame required to clear the spectrum for which we and Denali License were declared the winning bidders in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the Auction #66 spectrum for classified purposes. Although the government has agreed to clear that spectrum to allow the holders to use their AWS licenses in the affected areas, the government is only providing limited information to spectrum holders about these classified uses which creates additional uncertainty about the time at which such spectrum will be available for commercial use.

Although our vendors have announced their intention to manufacture and supply network equipment and handsets that operate in the AWS spectrum bands, network equipment and handsets that support AWS are not presently available. If network equipment and handsets for the AWS spectrum are not made available on a timely basis in the future by our suppliers, our proposed build-outs and launches of new Auction #66 markets could be delayed, which would negatively impact our earnings and cash flows. In addition, if delays in the availability of AWS network equipment and handsets force us to choose a technology platform for our network other than CDMA, the adoption of such alternative technology solution could have a material adverse effect on our capital expenditures and capital spending plans. Any significant increase in our expected capital expenditures in connection with the build-out and launch of Auction #66 licenses could negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures.

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and strategic expansion strategies, and could have a material adverse effect on our results of operations and financial condition.

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. In addition, continued growth will eventually require the expansion of our billing, customer care and sales systems and platforms, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion. Furthermore, the implementation of any such systems or platforms, including the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2006, our total outstanding indebtedness under the senior secured credit agreement was $896 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). In October 2006, we issued $750 million in unsecured senior notes. In addition, we may seek to raise additional funds in the future. Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. Our substantial indebtedness could have material consequences to you. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our senior secured credit facility bears interest at a variable rate. For a description of our senior secured credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities” in Part II of this report.

As of December 31, 2006, 57.4% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for any remedies to be exercised with respect to our wireless licenses and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage.

We may incur substantial additional indebtedness in the future. Among other things, we may require significant additional capital in the future to finance the build-out and initial operating costs associated with licenses that we acquired in Auction #66 and that Denali License expects to be awarded as a result of Auction #66. The terms of our senior unsecured indenture permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our senior secured credit agreement permits us to incur additional indebtedness under various financial ratio tests.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II of this report. Furthermore, the subsequent build-out of the network covered by the licenses we acquired in Auction #66 may significantly reduce our free cash flow, increasing the risk that we may not be able to service our indebtedness.

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

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including under our senior unsecured indenture or our senior secured credit agreement, on commercially reasonable terms, or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business.

Our senior unsecured indenture and senior secured credit agreement contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors’ to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, the indenture and the credit agreement include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

Under the senior secured credit agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. The restrictions in our credit agreement could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

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

Rises in Interest Rates Could Adversely Affect our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2006, we estimate that approximately 34% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers if We Fail to Keep Up with These Changes.

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as Wi-Fi, WiMax, and Voice over Internet Protocol, or VoIP. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

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

In addition, CDMA 2000 infrastructure networks could become less popular in the future, which could raise the cost to us of equipment and handsets that use that technology relative to the cost of handsets and equipment that utilize other technologies.

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

We Rely Heavily on Third Parties to Provide Specialized Services; a Failure by Such Parties to Provide the Agreed Upon Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition.

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

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. In addition, we are in the process of upgrading some of our internal network systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

To accommodate expected growth in our business, management has been planning to replace our customer billing and activation system, which we out-source to a third party, with a new system. The vendor who provides billing services to us has a contract to provide us services until 2010, but the vendor’s new billing product is substantially behind schedule and the vendor has missed significant development milestones. If we choose to purchase billing services from a different vendor to meet the requirements of our business and our growing customer base then, despite the existing vendor’s repeated performance issues and its failure to meet significant milestones on its new billing product, the existing vendor may claim that we have breached our obligations under the contract and seek substantial damages. If the vendor were to prevail on any such claim, the resolution of the matter could materially adversely impact our earnings and cash flows.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, on June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Based upon our preliminary review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. Also, on September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, we filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. We intend to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-06CV1399-D, seeking a declaratory judgment that our U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates. On January 24, 2007, the court dismissed this case, without prejudice, for lack of subject matter jurisdiction. Because the case was dismissed without prejudice, MetroPCS could file another complaint with the same claims in the future.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations, the equipment, software or services that we use or provide, or the specific operation of our wireless network. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.

A third party with a large patent portfolio has contacted us and suggested that we need to obtain a license under a number of its patents in connection with our current business operations. We understand that the third party has raised similar issues with, and in some cases has filed suit against, other telecommunications companies, and has obtained license agreements from one or more of such companies. If we cannot reach a mutually agreeable resolution with the third party, we may be forced to enter into a licensing or royalty agreement with it on terms that may have a negative impact on our operating results. In addition, a wireless provider has contacted us and asserted that Cricket’s practice of providing service to customers with phones that were originally purchased for use on that provider’s network violates copyright laws and interferes with that provider’s contracts with its customers. Based on our preliminary review, we do not believe that Cricket’s actions violate copyright laws or otherwise violate the other provider’s rights. We do not currently expect that the eventual resolution of these matters will materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such future resolution.

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

During the year ended December 31, 2006, Cricket customers used their handsets for an average of approximately 1,450 minutes per month, and some markets were experiencing substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. In addition, call volumes under our Jump Mobile services have been significantly higher than expected. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket and Jump Mobile customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket and Jump Mobile service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost, that Denali License will be awarded the license for which it was the winning bidder at Auction #66, or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us when required or at a reasonable cost, our results of operations could be adversely affected.

Our Wireless Licenses are Subject to Renewal and Potential Revocation in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10 or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award a renewal expectancy to a wireless licensee that has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

During the three months ended June 30, 2003, we recorded an impairment charge of $171.1 million to reduce the carrying value of our wireless licenses to their estimated fair value. However, as a result of our adoption of fresh-start reporting under American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, we increased the carrying value of our wireless licenses to $652.6 million at July 31, 2004, the fair value estimated by management based in part on information provided by an independent valuation consultant. During the years ended December 31, 2006 and 2005, we recorded impairment charges of $7.9 million and $12.0 million, respectively.

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sales prices in FCC auctions.

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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Become Profitable Will Decrease.

Our operating costs can increase substantially as a result of customer credit card, subscription or dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud in the future, the resulting loss of revenue or increased expenses could have a material adverse impact on our financial condition and results of operations.

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

As of February 23, 2007, 67,909,011 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement, as amended, registers for resale 16,460,077 shares, or approximately 24.2%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of February 23, 2007, 67,909,011 shares of Leap common stock were issued and outstanding, and 4,732,886 additional shares of Leap common stock were reserved for issuance, including 3,365,473 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 767,413 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which was 3,395,451 shares as of February 23, 2007, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in our senior secured credit agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 24.6% of Leap common stock as of February 23, 2007. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

As of February 1, 2007, Cricket leased space, totaling approximately 100,000 square feet, in two office buildings in San Diego, California for our corporate headquarters. We use these offices for engineering and administrative purposes. Cricket also leases 30,000 square feet of space in Denver, Colorado which is used for sales and marketing, product development, information technology and regional administrative purposes. In addition, Cricket leased approximately 32,200 square feet of offices in Nashville, Tennessee. We use these offices for engineering and administrative purposes.

Cricket has approximately 35 additional office leases in its individual markets that range from approximately 2,500 square feet to 13,600 square feet. Cricket also leases approximately 100 retail locations in its markets, including stores ranging in size from approximately 1,050 square feet to 5,600 square feet, as well as six kiosks and retail spaces within another store. In addition, as of February 1, 2007, Cricket leased approximately 3,800 cell site locations, 27 switch locations and five warehouse facilities (which range in size from approximately 3,000 square feet to 32,000 square feet). We do not own any real property.

As of February 1, 2007, ANB 1 License leased 20 retail locations in its markets, consisting of stores ranging in size from approximately 1,200 square feet to 3,600 square feet. In addition, as of February 1, 2007, ANB 1 License leased approximately 700 cell site locations, two switch locations and two warehouse facilities (which are approximately 10,000 square feet each). ANB 1 License does not own any real property.

As of February 1, 2007, LCW Operations leased six retail locations in its markets, consisting of stores ranging in size from approximately 1,900 square feet to 3,300 square feet. In addition, as of February 1, 2007, LCW Operations leased approximately 277 cell site locations and one office and switch location of approximately 4,000 square feet. LCW Operations does not own any real property.

As we continue to develop existing Cricket markets, and as additional markets are built out, we will lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

Item 3.	Legal Proceedings

Outstanding Bankruptcy Claims

Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million U.S. dollars as of February 1, 2007) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) has not yet been formally dismissed. We, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors have agreed to settle this claim for $600,000 subject to Bankruptcy Court approval of the settlement. The Bankruptcy Court entered an order approving the settlement on February 22, 2007, but the order does not become final until ten days after it was entered. The settlement payment is to be made from funds set aside and reserved pursuant to the bankruptcy proceedings for payment of allowed bankruptcy claims against Leap.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06H-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities, counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 13, 2006, ANB 1 License, Denali License, and two of the individual counterclaim defendants filed motions to dismiss the claims against them, and the remaining counterclaim defendants answered the counterclaims. Based upon our preliminary review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, we filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. We intend to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-06CV1399-D, seeking a declaratory judgment that our U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates. On January 24, 2007, the court dismissed this case, without prejudice, for lack of subject matter jurisdiction. Because the case was dismissed without prejudice, MetroPCS could file another complaint with the same claims in the future.

On August 17, 2006, we were served with a complaint filed by MetroPCS and certain of its affiliates (together with MetroPCS, the “MetroPCS entities”) in the Superior Court of the State of California, County of Stanislaus, Case No. 382780, which names Leap, Cricket, certain of our subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson, as defendants. In the complaint, the MetroPCS entities allege (i) unfair competition, (ii) misappropriation of trade secrets, (iii) (with respect to the individuals sued) intentional and negligent interference with contract, (iv) breach of contract, (v) intentional interference with prospective economic advantage and (vi) trespass, and ask the court to award damages, including punitive damages, and restitution. In February 2007, the court dismissed the trespass claim, without prejudice, and ordered MetroPCS to amend its complaint to clearly identify which claims are being made against each defendant. It is unclear whether, if the MetroPCS entities were to prevail in this action, it could have a material adverse effect on our business, financial condition and results of operations. We intend to vigorously defend against the claims.

Tortious Interference and Unfair Competition Litigation

On July 10, 2006, we sued T-Mobile USA, Inc., or T-Mobile, in the District Court of Harris County, Texas, Cause No. 2006-42215, for tortious interference with existing contract, tortious interference with prospective relations, business disparagement, and antitrust violations arising out of anticompetitive activities of T-Mobile in the Houston, Texas marketplace. In response, on August 8, 2006, T-Mobile filed a counterclaim against Cricket, alleging tortious interference with T-Mobile’s contracts with employees, ex-employees, authorized dealers and customers and unfair competition, and asking the court to award damages, including punitive damages, in an unspecified amount. In January 2007, the parties settled their claims in this suit.

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

In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants’ have appealed the ruling to the state supreme court. AWG recently agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with Leap. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable and estimable; therefore, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2006 related to these contingencies.

In addition to the matters described above, we are often involved in claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of December 31, 2006 for such claims. We believe that the ultimate liability for such claims will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock traded on the OTC Bulletin Board until August 16, 2004 under the symbol “LWINQ.” When we emerged from our Chapter 11 proceedings on August 16, 2004, all of our formerly outstanding common stock was cancelled in accordance with our plan of reorganization and our former common stockholders ceased to have any ownership interest in us. The new shares of our common stock issued under our plan of reorganization traded on the OTC Bulletin Board under the symbol “LEAP.” Commencing on June 29, 2005, our common stock became listed for trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “LEAP.” Commencing on July 1, 2006, our common stock became listed for trading on the NASDAQ Global Select Market, also under the symbol “LEAP.”

The following table sets forth the high and low prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. From January 1, 2005 through June 28, 2005, prices for our common stock are bid quotations on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From June 29, 2005 through June 30, 2006, prices for our common stock are sales prices on the NASDAQ National Market. On and after July 1, 2006, prices for our common stock are sales prices on the NASDAQ Global Select Market.

	High($)	Low($)

Calendar Year — 2005
First Quarter	29.87	25.01
Second Quarter	28.90	23.00
Third Quarter	37.47	25.87
Fourth Quarter	39.45	31.15
Calendar Year — 2006
First Quarter	43.89	34.87
Second Quarter	47.41	39.84
Third Quarter	48.18	40.87
Fourth Quarter	61.37	47.26

On February 23, 2007, the last reported sale price of Leap’s common stock on the NASDAQ Global Select Market was $64.91 per share. As of February 23, 2007, there were 67,909,011 shares of common stock outstanding held by approximately 198 holders of record.

Dividends

Leap has never paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The terms of our amended and restated senior secured credit agreement entered into in June 2006 and the indenture governing our unsecured senior notes entered into in October 2006 restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to equity compensation plans (including individual compensation arrangements) under which Leap’s common stock is authorized for issuance.

			Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options,		options, warrants	issuance under equity
Plan Category	warrants and rights		and rights	compensation plans

Equity compensation plans approved by security holders(1)	—		$—	767,413
Equity compensation plans not approved by security holders(2)	3,070,197	(3)	37.55	309,878

Total	3,070,197		$37.55	1,077,291

(1)	Consists of shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan.

(2)	Consists of shares reserved for issuance under the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”) adopted by the compensation committee of our board of directors on December 30, 2004 as contemplated by our confirmed plan of reorganization. The material features of the 2004 Plan are described in our Current Report on Form 8-K dated December 30, 2004, as filed with the Securities and Exchange Commission on January 6, 2005, which description is incorporated herein by reference.

(3)	Excludes 1,118,341 outstanding shares of restricted stock issued under the 2004 Plan which are subject to release upon vesting of the shares.

Item 6.	Selected Financial Data (in thousands, except per share data)

The following selected financial data were derived from our audited consolidated financial statements. These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” References in these tables to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of our plan of reorganization as well as the adjustments for fresh-start reporting. For a description of fresh-start reporting, see Note 2 to the consolidated financial statements included in Item 8 of this report.

	Successor Company			Predecessor Company
			Five Months	Seven Months
			Ended	Ended
	Year Ended December 31,		December 31,	July 31,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002

Statement of Operations Data:
Revenues	$1,136,700	$914,663	$344,360	$481,647	$751,296	$618,475

Operating income (loss)	43,824	69,819	10,438	(40,600)	(360,375)	(454,100)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	4,339	51,117	(4,461)	(45,088)	(443,143)	(640,978)
Reorganization items, net	—	—	—	962,444	(146,242)	—
Income tax expense	(9,101)	(21,151)	(3,930)	(4,166)	(8,052)	(23,821)

Income (loss) before cumulative effect of change in accounting principle	(4,762)	29,966	(8,391)	913,190	(597,437)	(664,799)
Cumulative effect of change in accounting principle	623	—	—	—	—	—

Net income (loss)	$(4,139)	$29,966	$(8,391)	$913,190	$(597,437)	$(664,799)

Net income (loss) per share:
Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.50	$(0.14)	$15.58	$(10.19)	$(14.91)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—

Basic net income (loss) per share(1)	$(0.07)	$0.50	$(0.14)	$15.58	$(10.19)	$(14.91)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.49	$(0.14)	$15.58	$(10.19)	$(14.91)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—

Diluted net income (loss) per share(1)	$(0.07)	$0.49	$(0.14)	$15.58	$(10.19)	$(14.91)

Shares used in per share calculations:(1)
Basic	61,645	60,135	60,000	58,623	58,604	44,591

Diluted	61,645	61,003	60,000	58,623	58,604	44,591

	As of December 31,
	Successor Company			Predecessor Company
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$374,939	$293,073	$141,141	$84,070	$100,860
Working capital (deficit)(2)	198,501	240,862	145,762	(2,254,809)	(2,144,420)
Restricted cash, cash equivalents and short-term investments	13,581	13,759	31,427	55,954	25,922
Total assets	4,092,968	2,506,318	2,220,887	1,756,843	2,163,702
Long-term debt(2)	1,676,500	588,333	371,355	—	—
Total stockholders’ equity (deficit)	1,789,001	1,514,357	1,470,056	(893,356)	(296,786)

(1)	Refer to Notes 2 and 5 to the consolidated financial statements included in Item 8 of this report for an explanation of the calculation of basic and diluted net income (loss) per common share.

(2)	We have presented the principal and interest balances related to our outstanding debt obligations as current liabilities in the consolidated balance sheets as of December 31, 2003 and 2002, as a result of the then existing defaults under the underlying agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check. Our Jump Mobile service offers customers a per-minute prepaid service. Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC, or ANB 1 License, and by LCW Wireless Operations, LLC, or LCW Operations, both of which are designated entities. Cricket owns an indirect 75% non-controlling interest in ANB 1 License through a 75% non-controlling interest in Alaska Native Broadband 1 LLC, or ANB 1. In January 2007, Alaska Native Broadband, LLC exercised its option to sell its entire 25% controlling interest in ANB 1 to Cricket. The FCC has approved the application to transfer control of ANB 1 License to Cricket and we expect to close the sale transaction in the near future. Cricket also owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless, and an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which participated in Auction #66 as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License.

At December 31, 2006, Cricket and Jump Mobile services were offered in 22 states in the U.S. and had approximately 2,230,000 customers. As of December 31, 2006, we, ANB 1 License and LCW Operations owned wireless licenses covering a total of 137.1 million potential customers, or POPs, in the aggregate, and our network in our operating markets covered approximately 48 million POPs. We are currently building out and launching additional markets. We anticipate that our combined network footprint will cover approximately 50 million POPs by mid-2007.

We participated as a bidder in Auction #66, both directly and as an investor in Denali License. In Auction #66, we purchased 99 wireless licenses covering 123.1 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million, and Denali License was named the winning bidder for one wireless license covering 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We anticipate that these licenses will provide the opportunity to substantially enhance our coverage area and allow us and Denali License to launch Cricket service in numerous new markets in multiple construction phases over time. Moreover, the licenses we purchased, together with licenses we currently own, provide 20MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out. If Denali License was to make available to us certain spectrum for which it was the winning bidder in Auction #66, we would have 20MHz coverage in all markets in which we currently operate or are building out. The post-Auction grant of the license to Denali License remains subject to FCC approval, and we cannot assure you that the FCC will award this license to Denali License. Assuming the FCC approves the post-Auction grant of this license, our spectrum portfolio, together with that of ANB 1 License, LCW Operations and Denali License (all of which entities or their affiliates currently offer or are expected to offer Cricket service), will consist of approximately 184.2 million POPs (adjusted to eliminate duplication of overlapping licenses among these entities).

Our most popular service plan offers customers unlimited local and U.S. long distance service from their Cricket service area combined with unlimited use of multiple calling features and messaging services, generally for a flat rate of $45 per month. We also offer a basic service plan which allows customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, generally for $35 per month, and an intermediate service plan which also includes unlimited U.S. long distance service, generally for $40 per month. During 2006, we introduced a higher value plan which offers customers unlimited mobile web access and coverage in all markets in which Cricket service is offered, in addition to the features offered by our other plans, generally for $50 per month. Our per-minute prepaid service, Jump Mobile, brings Cricket’s attractive value proposition to customers who prefer to actively control their wireless usage and to allow us to better target the urban youth market. We expect to continue to broaden our data product and service offerings in 2007 and beyond.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors. For example:

•	In July 2006, we acquired a non-controlling membership interest in LCW Wireless, which held a license for the Portland, Oregon market and to which we contributed, among other things, our existing Eugene and Salem, Oregon markets to create a new Oregon cluster of licenses covering 3.2 million POPs.

•	In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

•	In September 2006, Denali License was named the winning bidder for one wireless license covering 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66). The post-Auction grant of the license for which Denali License was named the winning bidder remains subject to FCC approval, and we cannot assure you that the FCC will award this license to Denali License.

•	In November 2006, we completed the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. These licenses cover 5.0 million POPs.

•	In December 2006, we purchased 99 wireless licenses in Auction #66 covering 123.1 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses). The use of the licenses that we acquired or that Denali License might acquire in Auction #66 may be affected by the requirements to clear the spectrum of existing U.S. government and other private sector wireless operations, some of which are permitted to continue for several years.

•	We, ANB 1 License and LCW Operations launched 14 markets in 2006, and we currently expect to launch Cricket service covering approximately 3.0 million new covered POPs in Rochester, NY and areas in North Carolina and South Carolina during 2007.

We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions (including the recently concluded Auction #66), by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures.

Any large scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for any of the licenses that we acquired in Auction #66 or that Denali License may acquire in Auction #66, would negatively impact our earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such capital expenditures and increased operating expenses.

Of the wireless licenses we purchased and for which Denali License was named the winning bidder in Auction #66, licenses covering approximately 65 million POPs constitute additional spectrum overlaying areas where we, ANB 1 License or LCW Operations already have existing licenses. We expect that we and Denali License (which we expect will offer Cricket service) will build out and launch Cricket service in new markets covered by Auction #66 licenses in multiple construction phases over time. We currently expect that the first phase of construction for Auction #66 licenses that we and Denali License intend to build out will cover approximately 24 million POPs. We currently expect that the aggregate capital expenditures for this first phase of construction will be less than $28.00 per covered POP. We also currently expect that the build-outs for this first phase of construction will commence in 2007 and will be substantially completed by the end of 2009. We generally build out our Cricket network in local population centers of metropolitan communities serving the areas where our customers live, work and play. Some of the Auction #66 licenses we purchased and for which Denali License was named the winning bidder include large regional areas covering both rural and metropolitan communities. Based on our preliminary analysis of the Auction #66 licenses we purchased and for which Denali License was named the winning bidder that are located in new markets, we believe that a significant portion of the POPs included within such new licenses may not be well-suited for Cricket service. Therefore, among other things, we may seek to partner with others, sell spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at December 31, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. See “— Liquidity and Capital Resources” below.

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

We believe that the following critical accounting policies and estimates involve a higher degree of judgment and complexity than others used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1, LCW Wireless and Denali and their wholly owned subsidiaries. We consolidate our interests in ANB 1, LCW Wireless and Denali in accordance with FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate, and Jump Mobile service offers customers a per-minute prepaid service. We do not require any of our customers to sign fixed-term service commitments or submit to a credit check, and therefore some of our customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Amounts received in advance for wireless services from customers who pay in advance of their billing cycle are initially recorded as deferred revenues and are recognized as service revenues as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. Starting in May 2006, all new and reactivating customers are required to pay for their service in advance.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as we are currently unable to reliably estimate the level of price reductions ultimately available to such dealers and distributors until the handsets are sold through to customers. Handsets sold to third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers.

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

General and Administrative.  General and administrative expenses primarily include call center and other customer care program costs and salary and overhead costs associated with our customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.

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

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Our wireless licenses in our operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating wireless licenses are tested for impairment on an individual basis. For its indefinite-lived intangible assets and wireless licenses, an impairment loss is recognized when the fair value of the asset is less than its carrying value and is measured as the amount by which the asset’s carrying value exceeds its fair value. The goodwill impairment test is a two step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of impairment testing, are compared to the fair value of the Company’s net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Any required impairment losses are recorded as a reduction in the carrying value of the related asset and charged to results of operations. We conduct our annual tests for impairment during the third quarter of each year. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including selling prices observed in wireless license transactions and successful bid prices in FCC auctions.

Share-Based Compensation

Effective January 1, 2006, we began accounting for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to 2006, we recognized compensation expense for employee share-based awards based on their intrinsic value on the grant date pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.”

We adopted SFAS 123R using the modified prospective approach under SFAS 123R and, as a result, have not retroactively adjusted results from prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes in prior periods.

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2006.

The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to fiscal 2006 for purposes of our pro forma information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history for our common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the expected term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.

As share-based compensation expense under SFAS 123R is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

We provide for income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards.

We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We consider all available evidence, both positive and negative, including our historical operating losses, to determine the need for a valuation allowance. We have recorded a full valuation allowance on our net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. At such time as we determine that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of tax expense.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates service. The customer must pay his or her monthly service amount by the payment due date or his or her handset will be disabled after a grace period of up to three days. When a handset is disabled, the customer is suspended and will not be able to make or receive calls. Any call attempted by a suspended customer is routed directly to our customer service center in order to arrange payment. In order to re-establish service, a customer must make all past-due payments and pay a $15 reactivation charge, in addition to the amount past due, to re-establish service. If a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn.

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

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, we became a new entity for financial reporting purposes. In this report, we are referred to as the “Predecessor Company” for periods on or prior to July 31, 2004, and we are referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of our plan of reorganization as well as the adjustments for fresh-start reporting. However, for purposes of this discussion, the Predecessor Company’s results for the period from January 1, 2004 through July 31, 2004 have been combined with the Successor Company’s results for the period from August 1, 2004 through December 31, 2004. These combined results are compared to the Successor Company’s results for the year ended December 31, 2005. For a description of fresh-start reporting, see Note 2 to the consolidated financial statements included in Item 8 of this report.

Operating Items

The following tables summarize operating data for the Company’s consolidated operations (in thousands, except percentages). The financial data for the year ended December 31, 2004 presented below represents the combination of the Predecessor and Successor Companies’ results for that period.

	Year Ended	% of 2006	Year Ended	% of 2005	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$972,781		$763,680		$209,101	27.4%
Equipment revenues	163,919		150,983		12,936	8.6%

Total revenues	1,136,700		914,663		222,037	24.3%

Operating expenses:
Cost of service (exclusive of items shown separately below)	261,614	26.9%	200,430	26.2%	61,184	30.5%
Cost of equipment	262,330	27.0%	192,205	25.2%	70,125	36.5%
Selling and marketing	159,257	16.4%	100,042	13.1%	59,215	59.2%
General and administrative	197,070	20.3%	159,249	20.9%	37,821	23.7%
Depreciation and amortization	226,747	23.3%	195,462	25.6%	31,285	16.0%
Impairment of indefinite-lived intangible assets	7,912	0.8%	12,043	1.6%	(4,131)	(34.3)%

Total operating expenses	1,114,930	114.6%	859,431	112.5%	255,499	29.7%
Gains on sales of wireless licenses and operating assets	22,054	2.3%	14,587	1.9%	7,467	51.2%

Operating income	$43,824	4.5%	$69,819	9.1%	$(25,995)	(37.2)%

	Year Ended	% of 2005	Year Ended	% of 2004	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2005	Revenues	2004	Revenues	Dollars	Percent

Revenues:
Service revenues	$763,680		$684,098		$79,582	11.6%
Equipment revenues	150,983		141,909		9,074	6.4%

Total revenues	914,663		826,007		88,656	10.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	200,430	26.2%	193,136	28.2%	7,294	3.8%
Cost of equipment	192,205	25.2%	179,562	26.2%	12,643	7.0%
Selling and marketing	100,042	13.1%	91,935	13.4%	8,107	8.8%
General and administrative	159,249	20.9%	138,624	20.3%	20,625	14.9%
Depreciation and amortization	195,462	25.6%	253,444	37.0%	(57,982)	(22.9)%
Impairment of indefinite-lived intangible assets	12,043	1.6%	—	—	12,043	100.0%

Total operating expenses	859,431	112.5%	856,701	125.2%	2,730	0.3%
Gains on sales of wireless licenses and operating assets	14,587	1.9%	532	0.1%	14,055	2641.9%

Operating income	$69,819	9.1%	$(30,162)	(4.4)%	$99,981	331.5%

The following table summarizes customer activity:

	Year Ended December 31,
	2006	2005	2004

Gross customer additions	1,455,810	872,271	807,868
Net customer additions	592,237	117,376	97,090
Weighted-average number of customers	1,861,477	1,608,782	1,529,020
Total customers, end of period	2,229,826	1,668,293	1,569,630

Service Revenues

Service revenues increased $209.1 million, or 27.4%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase resulted from the 15.7% increase in average total customers and a 10.1% increase in average revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher value, higher priced service plans and add-on features.

Service revenues increased $79.6 million, or 11.6%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase resulted from the 5.2% increase in average total customers and a 6.1% increase in average revenues per customer. The increase in average revenues per customer primarily reflected increased customer adoption of our higher value, higher priced service plans and reduced utilization of service-based mail-in rebate promotions in 2005.

Equipment Revenues

Equipment revenues increased $12.9 million, or 8.6%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. An increase of 58.5% in handset sales volume was largely offset by lower net revenues per handset sold as a result of bundling the first month of service with the initial handset price, eliminating activation fees for new customers purchasing equipment and a larger proportion of total handset sales activating through our indirect channel partners.

Equipment revenues increased $9.1 million, or 6.4%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase resulted primarily from a 6.7% increase in handset sales volume due to customer additions and sales to existing customers.

Cost of Service

Cost of service increased $61.2 million, or 30.5%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 26.9% from 26.2% in the prior year period. Variable product costs increased by 0.4% of service revenues due to increased customer usage of our value-added services. In addition, labor and related costs increased by 0.3% of service revenues due to new market launches during 2006. The increased fixed network infrastructure costs associated with the new market launches offset the scale benefits we would generally expect to experience with increasing customers and service revenues.

Cost of service increased $7.3 million, or 3.8%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 26.2% from 28.2%. Network infrastructure costs decreased by 2.3% of service revenues primarily due to the renegotiation of several supply agreements during the course of our bankruptcy in 2004. In addition, labor and related costs decreased by 0.5% of service revenues. Partially offsetting these decreases was an increase in variable product costs of 0.8% of service revenues due to increased customer usage of our value-added services.

Cost of Equipment

Cost of equipment increased $70.1 million, or 36.5%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 58.5% increase in handset sales volume, partially offset by reductions in costs to support our handset replacement programs for existing customers.

Cost of equipment increased $12.6 million, or 7.0%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase was primarily due to the 6.7% increase in handset sales volume and increases in costs to support our handset warranty exchange and replacement programs for existing customers, partially offset by slightly lower handset costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $59.2 million, or 59.2%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 16.4% from 13.1% in the prior year period. This increase was primarily due to increased media and advertising costs and labor and related costs of 2.3% and 0.7% of service revenues, respectively, which were primarily attributable to our new market launches.

Selling and marketing expenses increased $8.1 million, or 8.8%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.1% from 13.4% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits in scale.

General and Administrative Expenses

General and administrative expenses increased $37.8 million, or 23.7%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.3% from 20.9% in the prior year period. Customer care expenses decreased by 1.9% of service revenues due to decreases in call center and other customer care-related program costs. Professional services fees and other expenses decreased by 0.5% of service revenues in the aggregate due to the increase in service revenues and consequent benefits in scale. Partially offsetting these decreases were increases in labor and related costs of 1.5% of service revenues due primarily to new employee additions necessary to support our growth and the increase in share-based compensation expense of 0.4% of service revenues due partially to our adoption of SFAS 123R in 2006.

General and administrative expenses increased $20.6 million, or 14.9%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 20.9% from 20.3% in the prior year period. Professional services fees increased by 1.6% of service revenues due to costs incurred to meet our Sarbanes-Oxley Section 404 requirements. Labor and related expenses increased by 0.5% of service revenues due primarily to new employee additions and share-based compensation expense attributed to deferred stock unit and restricted stock awards. These increases were partially offset by a decrease in customer care expenses of 1.8% of service revenues due to reductions in call center and other customer care-related program costs.

Depreciation and Amortization

Depreciation and amortization expense increased $31.3 million, or 16.0%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to the build-out of our new markets and the upgrade of network assets in our other markets. As a percentage of service revenues, such expenses decreased by 2.3% of service revenues as compared to the prior year period.

Depreciation and amortization expense decreased $58.0 million, or 22.9%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. The decrease in depreciation expense was primarily due to the revision of the estimated useful lives of network equipment and the reduction in the carrying value of property and equipment as a result of fresh-start reporting at July 31, 2004. This decrease was partially offset by amortization expense of $34.5 million related to identifiable intangible assets recorded upon the adoption of fresh-start reporting.

Impairment Charges

As a result of our annual impairment tests of wireless licenses, we recorded impairment charges of $4.7 million and $0.7 million during the years ended December 31, 2006 and 2005, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. In addition, we recorded impairment charges of $3.2 million and $11.3 million during the years ended December 31, 2006 and 2005, respectively, in connection with agreements to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.

Gains on Sales of Wireless Licenses and Operating Assets

During the year ended December 31, 2006, we completed the sale of our wireless licenses and operating assets in the Toledo and Sandusky, Ohio markets in exchange for $28.0 million and an equity interest in LCW Wireless, resulting in a gain of $21.6 million.

During the year ended December 31, 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million.

Non-Operating Items

The following table summarizes non-operating data for the Company’s consolidated operations (in thousands).

	Year Ended December 31,
	2006	2005	Change

Minority interests in consolidated subsidiaries	$1,436	$(31)	$1,467
Interest income	23,063	9,957	13,106
Interest expense	(61,334)	(30,051)	(31,283)
Other income (expense), net	(2,650)	1,423	(4,073)
Income tax expense	(9,101)	(21,151)	12,050

	Year Ended December 31,
	2005	2004	Change

Minority interests in consolidated subsidiaries	$(31)	$—	$(31)
Interest income	9,957	1,812	8,145
Interest expense	(30,051)	(20,789)	(9,262)
Other income (expense), net	1,423	(410)	1,833
Reorganization items, net	—	962,444	(962,444)
Income tax expense	(21,151)	(8,096)	(13,055)

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries for the year ended December 31, 2006 reflected the shares of net losses allocated to the other members of certain consolidated entities, partially offset by accretion expense associated with certain members’ put options. Minority interests in consolidated subsidiaries for the year ended December 31, 2005 reflected accretion expense only.

Interest Income

Interest income increased $13.1 million for the year ended December 31, 2006 compared to the corresponding period of the prior year and $8.1 million for the year ended December 31, 2005 compared to the corresponding period of the prior year. These increases were primarily due to the increases in the average cash and cash equivalents and investment balances. In addition, during the seven months ended July 31, 2004, we classified interest earned during the bankruptcy proceedings as a reorganization item.

Interest Expense

Interest expense increased $31.3 million for the year ended December 31, 2006 compared to the corresponding period of the prior year. The increase in interest expense resulted from the increase in the amount of the term loan under our amended and restated senior secured credit agreement, our issuance of $750 million of 9.375% unsecured senior notes and the issuance of $40 million of term loans under LCW Operations’ senior secured credit agreement. See “— Liquidity and Capital Resources” below. These increases were partially offset by the capitalization of $16.7 million of interest during the year ended December 31, 2006. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets in 2007. At December 31, 2006, the effective interest rate on our $900 million term loan was 7.7%, including the effect of interest rate swaps, and the effective interest rate on LCW Operations’ term loans was 9.6%. We expect that interest expense will continue to increase due to our increased indebtedness. See “— Liquidity and Capital Resources” below.

Interest expense increased $9.3 million for the year ended December 31, 2005 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from the application of SOP 90-7 until our emergence from bankruptcy on July 31, 2004. This required that, commencing on April 13, 2003 (the date of the filing of the Company’s bankruptcy petitions), we cease to accrue interest and amortize debt discounts and debt issuance costs on pre-petition liabilities that were subject to compromise, which comprised substantially all of our debt. Upon our emergence from bankruptcy, we began accruing interest on our debt. The increase in interest expense resulting from our emergence from bankruptcy was partially offset by the capitalization of $8.7 million of interest during the year ended December 31, 2005.

Other Income (Expense), Net

Other income, net of other expenses, decreased by $4.1 million for the year ended December 31, 2006 compared to the corresponding period of the prior year. The decrease was primarily attributed to a write off of unamortized deferred debt issuance costs related to our previous financing arrangements, partially offset by a sales tax refund and the resolution of a tax contingency. Other income, net of other expenses, increased by $1.8 million for the year ended December 31, 2005 compared to the corresponding period of the prior year due to the settlement of certain pre-bankruptcy contingencies.

Reorganization Items, Net

Reorganization items for the year ended December 31, 2004 represented amounts incurred by the Predecessor Company as a direct result of our Chapter 11 filings and consisted primarily of the net gain on the discharge of liabilities, the cancellation of equity upon our emergence from bankruptcy, the application of fresh-start reporting, income from the settlement of pre-petition liabilities and interest income earned while we were in bankruptcy, partially offset by professional fees for legal, financial advisory and valuation services directly associated with our Chapter 11 filings and reorganization process.

Income Tax Expense

During the years ended December 31, 2006, 2005 and 2004, we recorded income tax expense of $9.1 million, $21.2 million and $8.1 million, respectively. Income tax expense for the year ended December 31, 2006 consisted primarily of the tax effect of changes in deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures. During the year ended December 31, 2005, we recorded income tax expense at an effective tax rate of 41.4%. Despite the fact that we record a full valuation allowance on our deferred tax assets, we recognized income tax expense for 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We incurred tax losses for the year due to, among other things, tax deductions associated with the repayment of our 13% senior secured pay-in-kind notes and tax losses and reversals of deferred tax assets associated with the sale of wireless licenses and operating assets. We paid only minimal cash income taxes for 2005, and we expect to pay $0.9 million in cash income taxes for the year ended December 31, 2006.

Income tax expense for the year ended December 31, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses and tax goodwill related to deferred tax liabilities.

Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations for the interim periods presented. Summarized data for each interim period for the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$266,688	$267,854	$287,613	$314,545

Operating income (loss)(1)	19,878	16,452	17,002	(9,508)

Income (loss) before cumulative effect of change in accounting principle(1)	17,101	7,510	9,979	(39,352)
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)(1)	$17,724	$7,510	$9,979	$(39,352)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.28	$0.12	$0.17	$(0.60)
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic net income (loss) per share	$0.29	$0.12	$0.17	$(0.60)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.28	$0.12	$0.16	$(0.60)
Cumulative effect of change in accounting principle	0.01	—	—	—

Diluted net income (loss) per share	$0.29	$0.12	$0.16	$(0.60)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$228,370	$226,829	$230,527	$228,937
Operating income(2)	21,861	8,554	28,634	10,770
Net income(2)	7,516	1,103	16,397	4,950
Basic net income per share	0.13	0.02	0.27	0.08
Diluted net income per share	0.12	0.02	0.27	0.08

(1)	During the quarter ended September 30, 2006, we recognized a gain of $21.5 million (subsequently increased by $0.1 million due to post-closing adjustments during the quarter ended December 31, 2006) from our sale of wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets.

(2)	During the quarter ended September 30, 2005, we recognized a gain of $14.6 million from our sale of wireless licenses and operating assets in our Michigan markets.

Quarterly Results of Operations Data (Unaudited)

The following table presents our consolidated quarterly statement of operations data for 2006 (in thousands) which has been derived from our consolidated financial statements.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues:
Service revenues	$215,840	$230,786	$249,081	$277,074
Equipment revenues	50,848	37,068	38,532	37,471

Total revenues	266,688	267,854	287,613	314,545

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Operating expenses:
Cost of service (exclusive of items shown separately below)	(55,204)	(60,255)	(70,722)	(75,433)
Cost of equipment	(58,886)	(52,081)	(68,711)	(82,652)
Selling and marketing	(29,102)	(35,942)	(42,948)	(51,265)
General and administrative	(49,582)	(46,576)	(49,110)	(51,802)
Depreciation and amortization	(54,036)	(53,337)	(56,409)	(62,965)
Impairment of indefinite-lived intangible assets	—	(3,211)	(4,701)	—

Total operating expenses	(246,810)	(251,402)	(292,601)	(324,117)
Gains on sales of wireless licenses and operating assets	—	—	21,990	64

Operating income (loss)	19,878	16,452	17,002	(9,508)
Minority interests in consolidated subsidiaries	(75)	(134)	(138)	1,783
Interest income	4,194	5,533	5,491	7,845
Interest expense	(7,431)	(8,423)	(15,753)	(29,727)
Other income (expense), net	535	(5,918)	272	2,461

Income (loss) before income taxes and cumulative effect of change in accounting principle	17,101	7,510	6,874	(27,146)
Income tax benefit (expense)	—	—	3,105	(12,206)

Income (loss) before cumulative effect of change in accounting principle	17,101	7,510	9,979	(39,352)
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)	$17,724	$7,510	$9,979	$(39,352)

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.

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

CCU is cost of service and general and administrative costs (excluding applicable share-based compensation expense included in cost of service and general and administrative expense) plus net loss on equipment transactions unrelated to initial customer acquisition (which includes the gain or loss on the sale of handsets to existing customers and costs associated with handset replacements and repairs (other than warranty costs which are the responsibility of the handset manufacturers)), divided by the weighted-average number of customers, divided by the number of months during the period being measured. CCU does not include any depreciation and amortization expense. Management uses CCU as a tool to evaluate the non-selling cash expenses associated with ongoing business operations on a per customer basis, to track changes in these non-selling cash costs over time, and to help evaluate how changes in our business operations affect non-selling cash costs per customer. In addition, CCU provides management with a useful measure to compare our non-selling cash costs per customer with those of other wireless communications providers. We believe investors use CCU primarily as a tool to track changes in our non-selling cash costs over time and to compare our non-selling cash costs to those of other wireless communications providers. Other companies may calculate this measure differently.

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

The following table shows metric information for 2006:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006

ARPU	$41.87	$42.97	$44.39	$44.68	$43.55
CPGA	$130	$198	$176	$179	$172
CCU	$19.57	$19.18	$20.74	$20.21	$19.95
Churn	3.3%	3.6%	4.3%	4.1%	3.9%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006

Selling and marketing expense	$29,102	$35,942	$42,948	$51,265	$159,257
Less share-based compensation expense included in selling and marketing expense	(327)	(473)	(637)	(533)	(1,970)
Plus cost of equipment	58,886	52,081	68,711	82,652	262,330
Less equipment revenue	(50,848)	(37,068)	(38,532)	(37,471)	(163,919)
Less net loss on equipment transactions unrelated to initial customer acquisition	(521)	(412)	(983)	(3,026)	(4,942)

Total costs used in the calculation of CPGA	$36,292	$50,070	$71,507	$92,887	$250,756
Gross customer additions	278,370	253,033	405,178	519,229	1,455,810

CPGA	$130	$198	$176	$179	$172

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006

Cost of service	$55,204	$60,255	$70,722	$75,433	$261,614
Plus general and administrative expense	49,582	46,576	49,110	51,802	197,070
Less share-based compensation expense included in cost of service and general and administrative expense	(4,399)	(4,215)	(4,426)	(4,949)	(17,989)
Plus net loss on equipment transactions unrelated to initial customer acquisition	521	412	983	3,026	4,942

Total costs used in the calculation of CCU	$100,908	$103,028	$116,389	$125,312	$445,637
Weighted-average number of customers	1,718,349	1,790,232	1,870,204	2,067,122	1,861,477

CCU	$19.57	$19.18	$20.74	$20.21	$19.95

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at December 31, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. At December 31, 2006, we had a total of $441.3 million in unrestricted cash, cash equivalents and short-term investments.

We believe that our existing unrestricted cash, cash equivalents and short-term investments at December 31, 2006, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our existing licenses and currently planned business expansions, including (1) the build-out and launch of wireless licenses in Rochester, New York and North and South Carolina and (2) the projected operating and capital requirements for the first phase of construction for Auction #66 licenses that we and Denali License intend to build out, with such first phase expected to cover approximately 24 million POPs launched by the end of 2009. If we expand the scope of the initial phase of our planned Auction #66 build-out, or significantly accelerate the pace of the build-out from our current plans, we may need to raise additional capital.

In addition, depending on the timing and scope of further Auction #66 license build-outs, we may need to raise significant additional capital in the future to finance the build-out and initial operating costs associated with Cricket and Denali License Auction #66 licenses included in additional phases of construction. However, we do not expect to incur material obligations with respect to the build-out of any such additional launch phases unless we have sufficient funds available to us to pay for such obligations.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net cash provided by operating activities	$291,232	$308,280	$190,375
Net cash used in investing activities	(1,549,858)	(332,112)	(96,577)
Net cash provided by (used in) financing activities	1,340,492	175,764	(36,727)

Operating Activities

Net cash provided by operating activities decreased by $17.0 million, or 5.5%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This decrease was primarily attributable to the decrease in our net income of $34.1 million.

Net cash provided by operating activities increased by $117.9 million, or 61.9%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. The increase was primarily attributable to higher net income (net of income from reorganization items, depreciation and amortization expense and non-cash share-based compensation expense) and the timing of payments on accounts payable for the year ended December 31, 2005, partially offset by interest payments on our 13% senior secured pay-in-kind notes and FCC debt.

Investing Activities

Net cash used in investing activities was $1,549.9 million for the year ended December 31, 2006, which included the effects of the following transactions:

•	During July and October 2006, we paid to the FCC $710.2 million for the purchase of 99 licenses acquired in Auction #66, and Denali License paid $274.1 million as a deposit for the license for which it was named the winning bidder in Auction #66.

•	During November 2006, we purchased 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million.

•	During the year ended December 31, 2006, we, ANB 1 License and LCW Operations made over $590 million in purchases of property and equipment for the build-out of our new markets.

Net cash used in investing activities was $332.1 million for the year ended December 31, 2005, which included the effects of the following transactions:

•	During the year ended December 31, 2005, we paid $208.8 million for the purchase of property and equipment.

•	During the year ended December 31, 2005, subsidiaries of Cricket and ANB 1 paid $244.0 million for the purchase of wireless licenses, partially offset by proceeds received of $108.8 million from the sale of wireless licenses and operating assets.

Net cash used in investing activities of $96.6 million for the year ended December 31, 2004 consisted primarily of cash paid for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,340.5 million for the year ended December 31, 2006, which included the effects of the following transactions:

•	In June 2006, we replaced our previous $710 million senior secured credit facility with a new amended and restated senior secured credit facility consisting of a $900 million term loan and a $200 million revolving credit facility. The replacement term loan generated net proceeds of approximately $307 million, after repayment of the principal balances of the old term loan and prior to the payment of fees and expenses. See “— Senior Secured Credit Facilities” below.

•	In October 2006, we physically settled 6,440,000 shares of Leap common stock pursuant to our forward sale agreements and received aggregate cash proceeds of $260 million (before expenses) from such physical settlements. See “— Forward Sale Agreements” below.

•	In October 2006, we borrowed $570 million under our $850 million unsecured bridge loan facility to finance a portion of the remaining amounts owed by us and Denali License to the FCC for Auction #66 licenses.

•	In October 2006, we issued $750 million of 9.375% senior notes due 2014, and we used a portion of the approximately $739 million of cash proceeds (after commissions and before expenses) from the sale to repay our outstanding obligations, including accrued interest, under our bridge loan facility. Upon repayment of our outstanding indebtedness, the bridge loan facility was terminated. See “— Senior Notes” below.

•	In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33% and must be repaid in varying quarterly installments beginning in 2008, with the final payment due in 2011. The loans are non-recourse to Leap, Cricket and their other subsidiaries. See “— Senior Secured Credit Facilities” below.

Net cash provided by financing activities for the year ended December 31, 2005 was $175.8 million, which consisted primarily of borrowings under our term loan of $600 million, less repayments of our FCC debt of $40 million and pay-in-kind notes of $372.7 million.

Net cash used in financing activities during the year ended December 31, 2004 was $36.7 million, which consisted of the partial repayment of the FCC indebtedness upon our emergence from bankruptcy.

Senior Secured Credit Facilities

Our senior secured credit agreement, referred to in this report as the Credit Agreement, includes a $900 million term loan and an undrawn $200 million revolving credit facility available until June 2011. Under our Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or at the bank base rate plus 1.75 percent, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, which commenced September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.

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

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and pay dividends and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to Auction #66, the Credit Agreement allows us to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless and its subsidiaries, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of ANB 1, LCW Wireless and other joint ventures.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in initial amounts equal to $225 million of the term loan and $40 million of the revolving credit facility, and Highland Capital Management received a syndication fee of $0.3 million in connection with its participation.

At December 31, 2006, the effective interest rate on our term loan under the Credit Agreement was 7.7%, including the effect of interest rate swaps, and the outstanding indebtedness was $895.5 million. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the interest rate on $250 million of our indebtedness at 6.7% and $105 million of our indebtedness at 6.8% through June 2007 and 2009, respectively. The fair value of the swap agreements at December 31, 2006 and 2005 was $3.2 million and $3.5 million, respectively, and was recorded in other assets in the consolidated balance sheets.

In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. At December 31, 2006, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. The obligations under the loans are guaranteed by LCW Wireless and LCW License (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; and pay dividends and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

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

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) that guarantees indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. Currently, such guarantors include Leap and each of its direct or indirect wholly owned domestic subsidiaries, excluding Cricket. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors and of ANB 1, LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

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

The Indenture limits, among other things, our ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with our affiliates; and make acquisitions or merge or consolidate with another entity.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) purchased an aggregate of $25.0 million principal amount of senior notes in our offering.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

We, ANB 1 License and LCW Operations currently expect to make between $280 million and $320 million in capital expenditures, excluding capitalized interest or any significant expenditures related to markets acquired in Auction #66, for the year ending December 31, 2007. We currently expect that our capital expenditures related to the build-out of markets acquired in Auction #66 will be less than $100 million during 2007, excluding capitalized interest.

During the year ended December 31, 2006, we, ANB 1 License and LCW Operations made $590.5 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out and launch of our new markets, (iii) costs incurred by ANB 1 License and LCW Operations in connection with the build-out of their new markets, and (iv) expenditures for 1xEV-DO technology.

During the year ended December 31, 2005, we and ANB 1 License made $208.8 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of our existing Visalia and Modesto/Merced markets, (iii) costs associated with the build-out of our new markets, (iv) costs incurred by ANB 1 License in connection with the build-out of its new markets, and (v) initial expenditures for 1xEV-DO technology.

Auction #66 Properties and Build-Outs

In December 2006, we completed the purchase of 99 wireless licenses in Auction #66 covering 123.1 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million. In September 2006, Denali License was named the winning bidder for one wireless license in Auction #66 covering 59.8 million POPs (which includes markets covering 5.7 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We expect that we and

Denali License (which we expect will offer Cricket service) will build out and launch Cricket service in new markets covered by Auction #66 licenses in multiple construction phases over time. We currently expect that the first phase of construction for Auction #66 licenses that we and Denali License intend to build out will cover approximately 24 million POPs. We currently expect that the aggregate capital expenditures for this first phase of construction will be less than $28.00 per covered POP. We also currently expect that the build-outs for this first phase of construction will commence in 2007 and will be substantially completed by the end of 2009. Moreover, the licenses we purchased, together with the licenses we currently own, provide 20MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out. If Denali License was to make available to us certain spectrum for which it was the winning bidder in Auction #66, we would have 20MHz coverage in all markets in which we currently operate or are building out.

Other Acquisitions and Dispositions

From June 2006 through October 2006, we entered into four agreements to sell wireless licenses that we were not using to offer commercial service for an aggregate sales price of $22.4 million. In October 2006, three of these transactions were completed. The fourth transaction was completed in January 2007. During the second quarter of 2006, we recorded impairment charges of $3.2 million to adjust the carrying values of certain of the licenses to their estimated fair values, which were based on the agreed upon sales prices.

In July 2006, we completed the sale of our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets in exchange for $28.0 million in cash and an equity interest in LCW Wireless. We also contributed to LCW Wireless $21.0 million in cash (subject to post-closing adjustments) and wireless licenses in Eugene and Salem, Oregon and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. We received additional membership interests in LCW Wireless upon replacing certain network equipment, resulting in our owning a 73.3% non-controlling membership interest in LCW Wireless. We recognized a net gain of $21.6 million during the year ended December 31, 2006 associated with these transactions.

In August 2006, we completed the exchange of our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. These three licenses cover 3.1 million POPs.

In November 2006, we completed the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million. These licenses cover 5.0 million POPs.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations as of December 31, 2006 for the next five years and thereafter (in thousands). Future events, including refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.

	2007	2008-2009	2010-2011	Thereafter	Total

Long-term debt(1)	$9,000	$23,500	$52,500	$1,600,500	$1,685,500
Contractual interest(2)	145,544	288,930	284,539	287,582	1,006,595
Operating leases	88,275	171,917	165,548	371,809	797,549
Purchase obligations(3)	204,482	89,935	53,800	—	348,217
Origination fees for ANB 1 investment	2,700	—	—	—	2,700

Total	$450,001	$574,282	$556,387	$2,259,891	$3,840,561

(1)	Amounts shown for Cricket’s long-term debt include principal only. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Contractual interest is based on the current interest rates in effect at December 31, 2006 for debt outstanding as of that date.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction.

The table above does not include Cricket’s obligation to pay $4.2 million plus interest to ANB, as ANB exercised its option to sell its entire membership interest in ANB 1 to Cricket in January 2007. The FCC has approved the application to transfer control of ANB 1 License to Cricket and we expect to close the sale transaction in the near future.

The table above also does not include the following contractual obligations relating to LCW Wireless: (1) Cricket’s obligation to pay up to $3.0 million to WLPCS if WLPCS exercises its right to sell its membership interest in LCW Wireless to Cricket, and (2) Cricket’s obligation to pay to CSM an amount equal to CSM’s pro rata share of the fair value of the outstanding membership interests in LCW Wireless, determined either through an appraisal or based on a multiple equal to Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless, if CSM exercises its right to sell its membership interest in LCW Wireless to Cricket.

The table above does not include the following contractual obligations relating to Denali: (1) Cricket’s obligation to loan to Denali License an amount equal to $.75 times the aggregate number of POPs covered by the wireless license acquired by Denali License in Auction #66, or approximately $44.9 million, (2) Cricket’s obligation to invest $41.9 million in exchange for equity membership interests in Denali in October 2007, and (3) Cricket’s payment of an amount equal to DSM’s equity contributions in cash to Denali plus a specified return to DSM, if DSM offers to sell its membership interest in Denali to Cricket on or following the fifth anniversary of the initial grant to Denali License of any wireless licenses it acquires in Auction #66 and if Cricket accepts such offer.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently evaluating what impact, if any, SFAS 157 will have on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt this Interpretation in the first quarter of fiscal year 2007. We continue to evaluate the impact of FIN 48 on our consolidated financial statements, but we do not expect adoption of the Interpretation will have a material impact.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of December 31, 2006, we had $895.5 million in outstanding floating rate debt under our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. At December 31, 2006, approximately 66% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $750 million of senior notes and $355 million of senior secured debt covered by interest rate swap agreements described below.

We have entered into interest rate swap agreements that effectively fix the interest rate on $250 million of our senior secured indebtedness at 6.7% and $105 million of our senior secured indebtedness at 6.8% through June 2007 and 2009, respectively. As of December 31, 2006, net of the effect of the interest rate swap agreements described above, our outstanding floating rate indebtedness totaled $581 million. The primary base interest rate is three month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the swap agreements, by approximately $5.8 million.

Hedging Policy.  Our policy is to maintain interest rate hedges to the extent that we believe them to be fiscally prudent, and as required by our credit agreements. We do not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

We have completed integrated audits of Leap Wireless International, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its consolidated financial statements as of and for the five months ended December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries (Successor Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the five months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for site rental costs incurred during the construction period in 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

PricewaterhouseCoopers LLP

San Diego, California
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the results of operations and cash flows of Leap Wireless International, Inc. and its subsidiaries (Predecessor Company) for the seven months ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company and substantially all of its subsidiaries voluntarily filed petitions on April 13, 2003 with the United States Bankruptcy Court for the Southern District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Fifth Amended Joint Plan of Reorganization was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.

PricewaterhouseCoopers LLP

San Diego, California
May 16, 2005

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$374,939	$293,073
Short-term investments	66,400	90,981
Restricted cash, cash equivalents and short-term investments	13,581	13,759
Inventories	90,185	37,320
Other current assets	53,527	29,237

Total current assets	598,632	464,370
Property and equipment, net	1,077,755	621,946
Wireless licenses	1,563,958	821,288
Assets held for sale	8,070	15,145
Goodwill	431,896	431,896
Other intangible assets, net	79,828	113,554
Deposits for wireless licenses	274,084	—
Other assets	58,745	38,119

Total assets	$4,092,968	$2,506,318

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$316,494	$167,770
Current maturities of long-term debt	9,000	6,111
Other current liabilities	74,637	49,627

Total current liabilities	400,131	223,508
Long-term debt	1,676,500	588,333
Deferred tax liabilities	149,728	141,935
Other long-term liabilities	47,608	36,424

Total liabilities	2,273,967	990,200

Minority interests	30,000	1,761

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 67,892,512 and 61,202,806 shares issued and outstanding at December 31, 2006 and 2005, respectively	7	6
Additional paid-in capital	1,769,772	1,511,580
Unearned share-based compensation	—	(20,942)
Retained earnings	17,436	21,575
Accumulated other comprehensive income	1,786	2,138

Total stockholders’ equity	1,789,001	1,514,357

Total liabilities and stockholders’ equity	$4,092,968	$2,506,318

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Revenues:
Service revenues	$972,781	$763,680	$285,647	$398,451
Equipment revenues	163,919	150,983	58,713	83,196

Total revenues	1,136,700	914,663	344,360	481,647

Operating expenses:
Cost of service (exclusive of items shown separately below)	(261,614)	(200,430)	(79,148)	(113,988)
Cost of equipment	(262,330)	(192,205)	(82,402)	(97,160)
Selling and marketing	(159,257)	(100,042)	(39,938)	(51,997)
General and administrative	(197,070)	(159,249)	(57,110)	(81,514)
Depreciation and amortization	(226,747)	(195,462)	(75,324)	(178,120)
Impairment of indefinite-lived intangible assets	(7,912)	(12,043)	—	—

Total operating expenses	(1,114,930)	(859,431)	(333,922)	(522,779)
Gains on sales of wireless licenses and operating assets	22,054	14,587	—	532

Operating income (loss)	43,824	69,819	10,438	(40,600)
Minority interests in consolidated subsidiaries	1,436	(31)	—	—
Interest income	23,063	9,957	1,812	—
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004)	(61,334)	(30,051)	(16,594)	(4,195)
Other income (expense), net	(2,650)	1,423	(117)	(293)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	4,339	51,117	(4,461)	(45,088)
Reorganization items, net	—	—	—	962,444

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,339	51,117	(4,461)	917,356
Income tax expense	(9,101)	(21,151)	(3,930)	(4,166)

Income (loss) before cumulative effect of change in accounting principle	(4,762)	29,966	(8,391)	913,190
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)	$(4,139)	$29,966	$(8,391)	$913,190

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.50	$(0.14)	$15.58
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic net income (loss) per share	$(0.07)	$0.50	$(0.14)	$15.58

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.49	$(0.14)	$15.58
Cumulative effect of change in accounting principle	0.01	—	—	—

Diluted net income (loss) per share	$(0.07)	$0.49	$(0.14)	$15.58

Shares used in per share calculations:
Basic	61,645	60,135	60,000	58,623

Diluted	61,645	61,003	60,000	58,623

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Operating activities:
Net income (loss)	$(4,139)	$29,966	$(8,391)	$913,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	19,959	12,245	—	—
Depreciation and amortization	226,747	195,462	75,324	178,120
Amortization of debt issuance costs	2,491	565	—	—
Loss on extinguishment of debt	6,897	1,219	—	—
Deferred income tax expense	8,367	21,088	3,823	3,370
Impairment of indefinite-lived intangible assets	7,912	12,043	—	—
Gains on sales of wireless licenses and operating assets	(22,054)	(14,587)	—	(532)
Minority interest activity	(1,436)	31	—	—
Cumulative effect of change in accounting principle	(623)	—	—	—
Reorganization items, net	—	—	—	(962,444)
Other	—	—	—	(805)
Changes in assets and liabilities:
Inventories	(52,898)	(11,504)	8,923	(17,059)
Other assets	(30,270)	3,570	(21,132)	(5,343)
Accounts payable and accrued liabilities	95,303	57,101	(4,421)	4,761
Other liabilities	34,976	1,081	15,626	12,861

Net cash provided by operating activities before reorganization activities	291,232	308,280	69,752	126,119
Net cash used for reorganization activities	—	—	—	(5,496)

Net cash provided by operating activities	291,232	308,280	69,752	120,623

Investing activities:
Purchases of property and equipment	(590,529)	(208,808)	(49,043)	(34,456)
Prepayments for purchases of property and equipment	(3,846)	(9,828)	5,102	1,215
Purchases of and deposits for wireless licenses	(1,018,832)	(243,960)	—	—
Proceeds from sales of wireless licenses and operating assets	40,372	108,800	—	2,000
Purchases of investments	(150,488)	(307,021)	(47,368)	(87,201)
Sales and maturities of investments	177,932	329,043	32,494	58,333
Changes in restricted cash, cash equivalents and short-term investments, net	(4,467)	(338)	12,537	9,810

Net cash used in investing activities	(1,549,858)	(332,112)	(46,278)	(50,299)

Financing activities:
Proceeds from long-term debt	2,260,000	600,000	—	—
Repayment of long-term debt	(1,168,944)	(418,285)	(36,727)	—
Payment of debt issuance costs	(22,864)	(6,951)	—	—
Minority interest contributions	12,402	1,000	—	—
Proceeds from issuance of common stock, net	1,119	—	—	—
Proceeds from physical settlement of forward equity sale	260,036	—	—	—
Payment of fees related to forward equity sale	(1,257)	—	—	—

Net cash provided by (used in) financing activities	1,340,492	175,764	(36,727)	—

Net increase (decrease) in cash and cash equivalents	81,866	151,932	(13,253)	70,324
Cash and cash equivalents at beginning of period	293,073	141,141	154,394	84,070

Cash and cash equivalents at end of period	$374,939	$293,073	$141,141	$154,394

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

						Accumulated
					Retained	Other
			Additional	Unearned	Earnings	Comprehensive
	Common Stock		Paid-In	Share-Based	(Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Total

Predecessor Company balance at December 31, 2003	58,704,224	$6	$1,156,410	$(421)	$(2,048,431)	$(920)	$(893,356)
Components of comprehensive income:
Net income	—	—	—	—	913,190	—	913,190
Net unrealized holding gains on investments	—	—	—	—	—	47	47

Comprehensive income							913,237

Issuance of common stock under share-based compensation plans	—	—	31	—	—	—	31
Unearned share-based compensation	—	—	(1,205)	1,205	—	—	—
Amortization of share-based compensation	—	—	—	(837)	—	—	(837)
Application of fresh-start reporting:
Elimination of Predecessor Company common stock	(58,704,224)	(6)	(1,155,236)	53	—	873	(1,154,316)
Issuance of Successor Company common stock and fresh-start adjustments	60,000,000	6	1,478,392	—	1,135,241	—	2,613,639

Successor Company balance at August 1, 2004	60,000,000	6	1,478,392	—	—	—	1,478,398
Components of comprehensive loss:
Net loss	—	—	—	—	(8,391)	—	(8,391)
Net unrealized holding gains on investments	—	—	—	—	—	49	49

Comprehensive loss							(8,342)

Successor Company balance at December 31, 2004	60,000,000	6	1,478,392	—	(8,391)	49	1,470,056
Components of comprehensive income:
Net income	—	—	—	—	29,966	—	29,966
Net unrealized holding losses on investments	—	—	—	—	—	(57)	(57)
Unrealized gains on derivative instruments	—	—	—	—	—	2,146	2,146

Comprehensive income							32,055

Issuance of common stock under share-based compensation plans, net of repurchases	1,202,806	—	6,871	—	—	—	6,871
Unearned share-based compensation	—	—	26,317	(26,317)	—	—	—
Amortization of share-based compensation	—	—	—	5,375	—	—	5,375

Successor Company balance at December 31, 2005	61,202,806	6	1,511,580	(20,942)	21,575	2,138	1,514,357
Components of comprehensive loss:
Net loss	—	—	—	—	(4,139)	—	(4,139)
Net unrealized holding gains on investments	—	—	—	—	—	4	4
Unrealized losses on derivative instruments	—	—	—	—	—	(356)	(356)

Comprehensive loss							(4,491)

Cumulative effect of change in accounting principle	—	—	(623)	—	—	—	(623)
Reclassification of unearned share-based compensation related to the adoption of SFAS No. 123R	—	—	(20,942)	20,942	—	—	—
Issuance of common stock under forward sale agreements	6,440,000	1	258,679	—	—	—	258,680
Share-based compensation expense	—	—	19,959	—	—	—	19,959
Issuance of common stock under share-based compensation plans, net of repurchases	249,706	—	1,119	—	—	—	1,119

Successor Company balance at December 31, 2006	67,892,512	$7	$1,769,772	$—	$17,436	$1,786	$1,789,001

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “JumpTM Mobile” brands. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket and Jump Mobile services are offered by Leap’s wholly owned subsidiary, Cricket Communications, Inc. (“Cricket”). Leap, Cricket and their subsidiaries are collectively referred to herein as “the Company.” Cricket and Jump Mobile services are also offered in certain markets by Alaska Native Broadband 1 License, LLC (“ANB 1 License”) and by LCW Wireless Operations, LLC (“LCW Operations”), both of which are designated entities under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 75% non-controlling interest in ANB 1 License through a 75% non-controlling interest in Alaska Native Broadband 1, LLC (“ANB 1”). In January 2007, Alaska Native Broadband, LLC exercised its option to sell its entire 25% controlling interest in ANB 1 to Cricket. The FCC has approved the application to transfer control of ANB 1 License to Cricket and the Company expects to close the sale transaction in the near future. Cricket also owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC (“LCW Wireless”) and an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which participated in the FCC’s Auction #66 as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”).

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the year ended December 31, 2006, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

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

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate, and Jump Mobile service offers customers a per-minute prepaid service. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Amounts received in advance for wireless services from customers who pay in advance of their billing cycle are initially recorded as deferred revenues and are recognized as service revenues as services are rendered. Service revenues for customers who pay in arrears are recognized only

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the service has been rendered and payment has been received. Starting in May 2006, all new and reactivating customers are required to pay for their service in advance.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as the Company is currently unable to reliably estimate the level of price reductions ultimately available to such dealers and distributors until the handsets are sold through to customers. Handsets sold to third-party dealers and distributors are recorded as inventory until they are sold to and activated by customers.

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

Cost of Equipment.  Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as lower of cost or market write-downs associated with excess and damaged handsets and accessories.

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

Short-Term Investments

Short-term investments consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months, such as prime-rated commercial paper, certificates of deposit and investment grade corporate fixed-income securities such as obligations of U.S. Government agencies.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments are classified as available-for-sale and stated at fair value as determined by the most recently traded price of each security at each balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of 10 years. During the years ended December 31, 2006 and 2005, the Company capitalized interest of $16.7 million and $8.7 million, respectively, to property and equipment. The Company did not capitalize any interest during the year ended December 31, 2004. Starting on January 1, 2006, site rental costs incurred during the construction period are recognized as rental expense in accordance with FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Prior to fiscal 2006, such rental costs were capitalized as construction-in-progress. Site rental costs expensed during the year ended December 31, 2006 were $6.9 million. Site rental costs capitalized as construction-in-progress were insignificant during the year ended December 31, 2005.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At December 31, 2006, there was no property and equipment classified as assets held for sale. At December 31, 2005, property and equipment with a net book value of $5.4 million was classified as assets held for sale.

Wireless Licenses

Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future, and wireless licenses may be renewed every ten to fifteen years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At December 31, 2006 and 2005, wireless licenses with a carrying value of $8.1 million and $8.2 million, respectively, were classified as assets held for sale.

Goodwill and Other Intangible Assets

Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks which are being amortized on a straight-line basis over their estimated useful lives of four and fourteen years, respectively. At December 31, 2006, there were no other intangible assets classified as assets held for sale. At December 31, 2005, other intangible assets with a net book value of $1.5 million were classified as assets held for sale.

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

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that these wireless licenses as a group represent the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating wireless licenses are tested for impairment on an individual basis. For its indefinite-lived intangible assets and wireless licenses, an impairment loss is recognized when the fair value of the asset is less than its carrying value and is measured as the amount by which the asset’s carrying value exceeds its fair value. The goodwill impairment test is a two step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment testing of goodwill, are compared to the fair value of the Company’s net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Any required impairment losses would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company conducts its annual tests for impairment during the third quarter of each year. As a result of the annual impairment tests of wireless licenses, the Company recorded impairment charges of $4.7 million and $0.7 million during the years ended December 31, 2006 and 2005, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including selling prices observed in wireless license transactions and successful bid prices in FCC auctions.

During the years ended December 31, 2006 and 2005, the Company recorded impairment charges of $3.2 million and $11.3 million to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values as a result of sales transactions.

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

The Company records all derivatives in other assets or other liabilities on its consolidated balance sheet at their fair values. If the derivative is designated as a fair value hedge and the hedging relationship qualifies for hedge accounting, changes in the fair values of both the derivative and the hedged portion of the debt are recognized in interest expense in the Company’s consolidated statement of operations. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.

At inception of the hedge and quarterly thereafter, the Company performs a qualitative assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If at any time subsequent to the inception of the hedge, the correlation assessment indicates that the derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting and recognizes all subsequent derivative gains and losses in results of operations.

Concentrations

The Company generally relies on one key vendor for billing services and one key vendor for handset logistics. Loss or disruption of these services could adversely affect the Company’s business.

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $85.8 million and $59.3 million for the years ended December 31, 2006 and 2005, respectively, and $24.1 million and $31.7 million for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively.

Asset Retirement Obligations

The Company recognizes an asset retirement obligation and an associated asset retirement cost when it has a legal obligation in connection with the retirement of tangible long-lived assets. These obligations arise from certain of the Company’s leases and relate primarily to the cost of removing its equipment from such lease sites and restoring the sites to their original condition. When the liability is initially recorded, the Company capitalizes the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability is initially recorded at its present value and is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is recorded in cost of service in the consolidated statements of operations. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in operating expenses in the consolidated statements of operations.

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005

Asset retirement obligations, beginning of year	$13,961	$12,726
Liabilities incurred	5,174	615
Liabilities settled	(263)	(703)
Accretion expense	1,617	1,323

Asset retirement obligations, end of year	$20,489	$13,961

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in other income (expense), net in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. The carrying values of the Company’s term loans approximate their fair values due to the floating rates of interest on such loans. The carrying value of the Company’s unsecured senior notes approximates fair value as they were issued just prior to December 31, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $48.0 million and $25.8 million for the years ended December 31, 2006 and 2005, respectively, and $13.4 million and $12.5 million for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company began accounting for share-based awards exchanged for employee services in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to 2006, the Company recognized compensation expense for employee share-based awards based on their intrinsic value on the grant date pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company adopted SFAS 123R using the modified prospective approach under SFAS 123R and, as a result, has not retroactively adjusted results from prior periods. The valuation provisions of SFAS 123R apply to new

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding on the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes in prior periods.

Income Taxes

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

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, including the Company’s historical operating losses, to determine the need for a valuation allowance. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of tax expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the period increased by the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of stock options, restricted stock awards and warrants.

Fresh-Start Reporting and Reorganization Items

On April 13, 2003 (the “Petition Date”), Leap, Cricket and substantially all of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). On August 16, 2004 (the “Effective Date”), the Fifth Amended Joint Plan of Reorganization of Leap, Cricket and their debtor subsidiaries (the “Plan of Reorganization”) became effective and the Company emerged from Chapter 11 bankruptcy. On that date, a new Board of Directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. As of the Petition Date and through the adoption of fresh-start reporting on July 31, 2004, the Company implemented SOP 90-7. In accordance with SOP 90-7, the Company separately reported certain expenses, realized gains and losses and provisions for losses related to the Chapter 11 filings as reorganization items. In addition, commencing as of the Petition Date and continuing while in bankruptcy, the Company ceased accruing interest and amortizing debt discounts and debt issuance costs for its pre-petition debt that was subject to compromise, which included debt with a book value totaling approximately $2.4 billion as of the Petition Date.

The Company adopted the fresh-start reporting provisions of SOP 90-7 as of July 31, 2004. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under SOP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start reporting, the Company allocated its reorganization value to the fair value of its assets in conformity with procedures specified by SFAS No. 141, “Business Combinations,” and stated its liabilities, other than deferred taxes, at the present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of the Company’s identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting, the Company’s accumulated deficit was eliminated and new equity was issued according to the Plan of Reorganization.

The following table summarizes the components of reorganization items, net, in the Predecessor Company’s consolidated statements of operations (in thousands):

Seven Months
Ended
July 31, 2004

Professional fees	$(5,005)
Gain on settlement of liabilities	2,500
Adjustment of liabilities to allowed amounts	(360)
Post-petition interest income	1,436
Net gain on discharge of liabilities and the net effect of application of fresh-start reporting	963,873

Total reorganization items, net	$962,444

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. The Company is currently evaluating what impact, if any, SFAS 157 will have on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to adopt this Interpretation in the first quarter of fiscal year 2007. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements, but it does not expect adoption of the Interpretation will have a material impact.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Financial Instruments

Short-Term Investments

As of December 31, 2006 and 2005, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year, and were classified as available-for-sale. Available-for-sale securities were comprised as follows at December 31, 2006 and 2005 (in thousands):

	As of December 31, 2006
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Asset-backed commercial paper	$42,498	$—	$(5)	$42,493
Commercial paper	8,238	—	—	8,238
Certificate of deposit	15,669	—	—	15,669

	$66,405	$—	$(5)	$66,400

	As of December 31, 2005
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Commercial paper	$49,884	$—	$(2)	$49,882
U.S. government or government agency securities	40,857	3	(11)	40,849
Certificate of deposit	250	—	—	250

	$90,991	$3	$(13)	$90,981

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2006	2005

Other current assets:
Accounts receivable, net	$37,422	$17,397
Prepaid expenses	11,808	9,884
Other	4,297	1,956

	$53,527	$29,237

Property and equipment, net:
Network equipment	$1,134,807	$654,993
Computer equipment and other	93,816	38,778
Construction-in-progress	237,813	134,929

	1,466,436	828,700
Accumulated depreciation	(388,681)	(206,754)

	$1,077,755	$621,946

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005

Other intangible assets, net:
Customer relationships	$124,715	$124,715
Trademarks	37,000	37,000

	161,715	161,715
Accumulated amortization customer relationships	(75,500)	(44,417)
Accumulated amortization trademarks	(6,387)	(3,744)

	$79,828	$113,554

Amortization expense for other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $33.7 million, $34.5 million and $14.5 million, respectively. Estimated amortization expense for intangible assets for 2007 through 2011 is $33.7 million, $20.8 million, $2.7 million, $2.7 million and $2.7 million, respectively, and thereafter totals $17.2 million.

Accounts payable and accrued liabilities:
Trade accounts payable	$218,019	$117,140
Accrued payroll and related benefits	29,450	13,185
Other accrued liabilities	69,025	37,445

	$316,494	$167,770

Other current liabilities:
Accrued sales, telecommunications, property and other taxes payable	$26,899	$22,281
Deferred revenue	27,933	21,391
Accrued interest	13,671	—
Other	6,134	5,955

	$74,637	$49,627

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Cash Flow Information (in thousands):

				Predecessor
	Successor Company			Company
	Year	Year	Five Months	Seven Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Supplementary disclosure of cash flow information:
Cash paid for interest	$61,360	$55,653	$8,227	$—
Cash paid for income taxes	1,034	305	240	76
Cash provided by (paid for) reorganization activities:
Payments to Leap Creditor Trust	—	—	—	(990)
Payments for professional fees	—	—	—	(7,975)
Cure payments, net	—	—	—	1,984
Interest income	—	—	—	1,485
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$16,100	$—	$—	$—

Note 5.	Earnings Per Share

A reconciliation of weighted-average shares outstanding used in calculating basic and diluted earnings per share is as follows (in thousands):

				Predecessor
	Successor Company			Company
	Year	Year	Five Months	Seven Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Weighted-average shares outstanding — basic earnings per share	61,645	60,135	60,000	58,623
Effect of dilutive securities:
Stock options	—	130	—	—
Restricted stock awards	—	472	—	—
Warrants	—	266	—	—

Adjusted weighted-average shares outstanding — diluted earnings per share	61,645	61,003	60,000	58,623

The number of shares not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled 4.9 million for the year ended December 31, 2006, 0.5 million for the year ended December 31, 2005, 0.6 million for the five months ended December 31, 2004 and 11.7 million for the seven months ended July 31, 2004.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

Long-term debt at December 31, 2006 and 2005 was comprised of the following (in thousands):

	As of December 31,
	2006	2005

Term loans under senior secured credit facilities	$935,500	$594,444
Senior notes	750,000	—

	1,685,500	594,444
Current maturities of long-term debt	(9,000)	(6,111)

	$1,676,500	$588,333

Senior Secured Credit Facilities

The Company’s amended and restated senior secured credit agreement (the “Credit Agreement”) includes a $900 million term loan and an undrawn $200 million revolving credit facility available until June 2011. Under the Credit Agreement, the term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.75 percent, with interest periods of one, two, three or six months, or at the bank base rate plus 1.75 percent, as selected by the Company, with the rate subject to adjustment based on Leap’s corporate family debt rating. Outstanding borrowings under the term loan must be repaid in 24 quarterly payments of $2.25 million each, which commenced September 30, 2006, followed by four quarterly payments of $211.5 million each, commencing September 30, 2012.

The maturity date for outstanding borrowings under the revolving credit facility is June 16, 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25 and 0.50 percent per annum, depending on the Company’s consolidated senior secured leverage ratio. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.75 percent or the bank base rate plus 1.75 percent, as selected by the Company, with the rate subject to adjustment based on the Company’s consolidated senior secured leverage ratio.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to the FCC’s recent Auction #66, the Credit Agreement allows the Company to invest up to $325 million in ANB 1 and ANB 1 License, up to $85 million in LCW Wireless and its subsidiaries, and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of ANB 1, LCW Wireless and other joint ventures.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the Credit Agreement in initial amounts equal to $225 million of the term loan and $40 million of the revolving credit facility, and Highland Capital Management received a syndication fee of $0.3 million in connection with its participation.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the effective interest rate on the term loan was 7.7%, including the effect of interest rate swaps, and the outstanding indebtedness was $895.5 million. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These swap agreements effectively fix the interest rate on $250 million of indebtedness at 6.7% and $105 million of indebtedness at 6.8% through June 2007 and 2009, respectively. The fair value of the swap agreements at December 31, 2006 and 2005 was $3.2 million and $3.5 million, respectively, and was recorded in other assets in the consolidated balance sheets.

In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. At December 31, 2006, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Long-term debt at December 31, 2005 consisted of a senior secured credit agreement which included term loans with an aggregate outstanding balance of $594.4 million and an undrawn $110 million revolving credit facility. A portion of the proceeds from the new term loan under the Credit Agreement was used to repay these existing term loans in June 2006. Upon repayment of the existing term loans and execution of the new revolving credit facility, the Company wrote off unamortized deferred debt issuance costs related to the existing credit agreement of $5.6 million to other expense.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and ANB 1, LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. Currently, such guarantors include Leap and each of its direct or indirect wholly owned domestic subsidiaries, excluding Cricket. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors and of ANB 1, LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness. The Company is required to offer to exchange the notes for identical notes that have been registered with the Securities and Exchange Commission in 2007.

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest and additional

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Current provision:
Federal	$713	$—	$—	$—
State	21	63	107	13

	734	63	107	13

Deferred provision:
Federal	6,973	17,571	3,186	3,725
State	1,394	3,517	637	428

	8,367	21,088	3,823	4,153

	$9,101	$21,151	$3,930	$4,166

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Amounts computed at statutory federal rate	$1,737	$17,891	$(1,561)	$321,075
Non-deductible expenses	421	929	2,096	175
State income tax, net of federal benefit	383	2,285	171	287
Net tax expense related to wireless licenses and tax-deductible goodwill	—	—	3,224	—
Net tax expense related to joint venture	1,335	—	—	—
Gain on reorganization and adoption of fresh-start reporting	—	—	—	(337,422)
Other	—	46	—	—
Change in valuation allowance	5,225	—	—	20,051

	$9,101	$21,151	$3,930	$4,166

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$164,967	$174,802
Wireless licenses	41,854	59,639
Capital loss carryforwards	29,592	14,141
Reserves and allowances	12,446	10,027
Share-based compensation	9,006	2,110
Deferred rent and deferred loan costs	6,419	—
Property and equipment	—	3,476
Other	4,125	3,750

Gross deferred tax assets	268,409	267,945
Deferred tax liabilities:
Intangible assets	(31,168)	(45,171)
Property and equipment	(7,680)	—
Deferred tax on unrealized gains	(1,243)	(1,382)
Other	(390)	—

Net deferred tax assets	227,928	221,392
Valuation allowance	(227,928)	(221,392)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005

Other deferred tax liabilities:
Wireless licenses	(139,278)	(136,364)
Goodwill	(6,169)	(3,616)
Investment in joint venture	(2,900)	—

Net deferred tax liabilities	$(148,347)	$(139,980)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2006	2005

Current deferred tax assets (included in other current assets)	$1,381	$1,955
Long-term deferred tax liability	(149,728)	(141,935)

	$(148,347)	$(139,980)

As of December 31, 2006 and 2005, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At December 31, 2006, the Company estimated it had federal net operating loss carryforwards of approximately $382.4 million which begin to expire in 2022, and state net operating loss carryforwards of approximately $720.5 million which begin to expire in 2007. In addition, the Company had federal capital loss carryforwards of approximately $75.4 million which begin to expire in 2010. The Company’s ability to utilize Predecessor Company net operating loss carryforwards is subject to an annual limitation due to the occurrence of ownership changes as defined under Internal Revenue Code Section 382.

Pursuant to SOP 90-7, the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill when first recognized in the financial statements. These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized as a deduction for tax return purposes may reduce U.S. federal and certain state taxable income, if any, and therefore reduce income taxes payable. During the year ended December 31, 2005 and the five months ended December 31, 2004, $24.4 million and $0.6 million, respectively, of fresh-start related net deferred tax assets were utilized and, therefore, the Company recorded a corresponding reduction of goodwill. As of December 31, 2006, the balance of fresh-start related net deferred tax assets was $221.4 million, which was subject to a full valuation allowance.

Note 8.	Stockholders’ Equity

Forward Sale Agreements

In August 2006, in connection with a public offering of Leap common stock, Leap entered into forward sale agreements for the sale of an aggregate of 6,440,000 shares of its common stock, including an amount equal to the underwriters’ over-allotment option in the public offering (which was fully exercised). The initial forward sale price was $40.11 per share, which was equivalent to the public offering price less the underwriting discount, and was subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread of 1.0%. The forward sale agreements allowed the Company to elect to physically settle the transactions, or to issue shares of

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its common stock in satisfaction of its obligations under the forward sale agreements, in all circumstances (unless the Company had previously elected otherwise). As a result, these forward sale agreements were initially measured at fair value and reported in permanent equity. Subsequent changes in fair value were not recognized as the forward sale agreements continued to be classified as permanent equity. In October 2006, Leap issued 6,440,000 shares of its common stock to physically settle its forward sale agreements and received aggregate cash proceeds of $260.0 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

Warrants

On the Effective Date of the Plan of Reorganization, Leap issued warrants to purchase 600,000 shares of Leap common stock at an exercise price of $16.83 per share, which expire on March 23, 2009. All of these warrants were outstanding as of December 31, 2006.

Note 9.	Share-Based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”). A total of 4,800,000 shares of common stock were initially reserved for issuance under the 2004 Plan, of which 309,878 shares of common stock were available for future awards under the 2004 Plan as of December 31, 2006. Most of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. The stock options and restricted stock awards vest in full three or five years from the grant date or ratably over four years from the grant date. In addition, most of the stock options and restricted stock awards provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. All share-based awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan). The stock options are exercisable for up to 10 years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation cost was capitalized as part of inventory or fixed assets prior to or during 2006.

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes option valuation model. This valuation model was previously used for the Company’s pro forma disclosures under SFAS 123. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2006 and 2005 was $25.74 and $20.91 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2006	2005

Expected volatility	46%	86%
Expected term (in years)	6.3	5.8
Risk-free interest rate	4.72%	3.68%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are similar to the methods used prior to fiscal 2006 for purposes of the

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma disclosure information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The Company’s expected volatility decreased from the prior period due to the fact that a higher ratio of the Company’s historical volatility was used, which has a lower volatility than that of the similar companies used, and a change in the similar companies used in the calculation as a result of changes in the business over the last two years. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share data):

			Weighted-	Weighted-
			Average	Average
			Exercise	Remaining
	Number of		Price Per	Contractual	Aggregate
	Shares		Share	Term	Intrinsic Value
				(In years)

Options outstanding at December 31, 2004		—	$—
Options granted		2,251	28.68
Options forfeited		(359)	27.31
Options exercised		—	—

Options outstanding at December 31, 2005		1,892	$28.94

Options exercisable at December 31, 2005	35		$26.50

Options granted		1,277	$50.04
Options forfeited		(99)	34.21
Options exercised		—	—

Options outstanding at December 31, 2006		3,070	$37.55	8.87	$67,702

Options exercisable at December 31, 2006	76		$26.50	8.19	$2,517

As share-based compensation expense under SFAS 123R is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2006, total unrecognized compensation cost related to unvested stock options was $39.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Upon option exercise, the Company issues new shares of stock.

Restricted Stock

Under SFAS 123R, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the common stock. All restricted stock awards were granted with a purchase price of $0.0001 per share. The weighted-average grant date fair value of the restricted common stock was $51.86 and $28.52 per share during the years ended December 31, 2006 and 2005, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2006 and 2005 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Restricted stock awards outstanding at December 31, 2004	—	$—
Shares issued	969	28.52
Shares forfeited	(46)	28.45
Shares vested	(28)	27.35

Restricted stock awards outstanding at December 31, 2005	895	$28.56
Shares issued	286	51.86
Shares forfeited	(35)	30.40
Shares vested	(28)	27.35

Restricted stock awards outstanding at December 31, 2006	1,118	$34.50

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Fair value on vesting date of vested restricted stock awards	$1,519	$993	$—

At December 31, 2006, total unrecognized compensation cost related to unvested restricted stock awards was $20.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan, and a total of 767,413 shares remained available for issuance under the ESP Plan as of December 31, 2006. The most recent offering period under the ESP Plan was from July 1, 2006 through December 31, 2006. Compensation expense related to the ESP Plan has been insignificant.

Deferred Stock Units

Under SFAS 123R, the fair value of the Company’s deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the year ended December 31, 2006. During the year ended December 31, 2005, 246,484 deferred stock units with a purchase price of $0.0001 per share were granted at a weighted-average grant date fair value of $27.87 per share. These awards were recorded as an expense on the grant date as they were immediately vested.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2006 and 2005 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005

Cost of service	$1,245	$1,204
Selling and marketing expenses	1,970	1,021
General and administrative expenses	16,744	10,020

Share-based compensation expense before tax	19,959	12,245
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$19,959	$12,245

Net share-based compensation expense per share:
Basic	$0.32	$0.20

Diluted	$0.32	$0.20

Effect of SFAS 123R Adoption

Forfeitures were accounted for as they occurred in the Company’s pro forma disclosures under SFAS 123. The Company recorded a gain of $0.6 million for the year ended December 31, 2006 as the cumulative effect of a change in accounting principle related to the change in accounting for forfeitures under SFAS 123R. In addition, upon adoption of SFAS 123R, the Company recorded decreases in additional paid-in capital and unearned share-based compensation of $20.9 million. The adoption of SFAS 123R did not affect the share-based compensation expense associated with the Company’s restricted stock awards as they were already recorded at fair value on the grant date and recognized as an expense over the requisite service period. As a result, the incremental share-based compensation expense recognized upon adoption of SFAS 123R related only to stock options and the ESP Plan. Share-based compensation expense related to stock options and the ESP Plan totaled $11.1 million for the year ended December 31, 2006.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation (in thousands, except per share data):

			Predecessor
	Successor Company		Company
		Five Months	Seven Months
	Year Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2005	2004	2004

As reported net income (loss)	$29,966	$(8,391)	$913,190
Add: Share-based compensation expense (benefit) included in net income (loss)	12,245	—	(837)
Deduct: Net pro forma compensation (expense) benefit	(20,085)	—	6,209

Pro forma net income (loss)	$22,126	$(8,391)	$918,562

Basic net income (loss) per share:
As reported	$0.50	$(0.14)	$15.58

Pro forma	$0.37	$(0.14)	$15.67

Diluted net income (loss) per share:
As reported	$0.49	$(0.14)	$15.58

Pro forma	$0.36	$(0.14)	$15.67

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock options was amortized on a straight-line basis over the maximum vesting period of the awards.

All outstanding stock options and all shares issued or allocated for benefits under the other share-based compensation plans of the Predecessor Company were cancelled upon emergence from bankruptcy in accordance with the Plan of Reorganization. No options were granted and no shares were issued or allocated for benefits under these plans during the seven months ended July 31, 2004. For the period from August 1, 2004 through December 31, 2004, no share-based compensation awards were issued or outstanding.

Note 10.	Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $1,698,000 for the year ended December 31, 2006, $1,485,000 for the year ended December 31, 2005, and $428,000 and $613,000, for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively.

Note 11.	Significant Acquisitions and Dispositions

In December 2006, Cricket completed the purchase of 99 wireless licenses in Auction #66 for an aggregate purchase price of $710.2 million. In September 2006, Denali License was named the winning bidder for one wireless license in Auction #66 for a net purchase price of $274.1 million. Completion of the Denali License purchase is subject to FCC approval.

From June 2006 through October 2006, the Company entered into four agreements to sell wireless licenses that the Company was not using to offer commercial service for an aggregate sales price of $22.4 million. In October 2006, three of these transactions were completed. The fourth transaction was completed in January 2007. During the second quarter of 2006, the Company recorded impairment charges of $3.2 million to adjust the carrying values of certain of the licenses to their estimated fair values, which were based on the agreed upon sales prices.

In July 2006, the Company completed the sale of its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets in exchange for $28.0 million in cash and an equity interest in LCW Wireless. The Company also contributed to LCW Wireless $21.0 million in cash (subject to post-closing adjustments) and two wireless licenses and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. The Company received additional membership interests in LCW Wireless upon replacing certain network equipment, resulting in it owning a 73.3% non-controlling membership interest in LCW Wireless. The Company recognized a net gain of $21.6 million during the year ended December 31, 2006 associated with these transactions.

In November 2006, the Company completed the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million.

Note 12.	Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the years ended December 31, 2006, 2005 and 2004, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

Note 13.	Commitments and Contingencies

Outstanding Bankruptcy Claims

Although the Company’s Plan of Reorganization became effective and the Company emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars (approximately $3.8 million

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. dollars as of February 1, 2007) asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California has not yet been formally dismissed. The Company, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors have agreed to settle this claim for $600,000 subject to Bankruptcy Court approval of the settlement. The Bankruptcy Court entered an order approving the settlement on February 22, 2007, but the order does not become final until ten days after it was entered. The settlement payment is to be made from funds set aside and reserved pursuant to the bankruptcy proceedings for payment of allowed bankruptcy claims against Leap.

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with two related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining the Company from participating in Auction #66, impose a constructive trust on the Company’s business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 13, 2006, ANB 1 License, Denali License, and two of the individual counterclaim defendants filed motions to dismiss the claims against them, and the remaining counterclaim defendants answered the counterclaims. Based upon the Company’s preliminary review of the counterclaims, the Company believes that it has meritorious defenses and intends to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on the Company’s business, financial condition and results of operations. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, the Company filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. The Company intends to vigorously defend against these actions.

On August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas seeking a declaratory judgment that the Company’s U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering Same” is invalid and is not being infringed by MetroPCS and its affiliates. On January 24, 2007, the court dismissed this case, without prejudice, for lack of subject matter jurisdiction. Because the case was dismissed without prejudice, MetroPCS could file another complaint with the same claims in the future.

On August 17, 2006, the Company was served with a complaint filed by the MetroPCS entities in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson, as defendants. In the complaint, the MetroPCS entities allege unfair competition, misappropriation of trade secrets, (with respect to the individuals sued) intentional and negligent interference with contract, breach of contract, intentional interference with prospective economic advantage and trespass, and ask the court to award damages, including punitive damages,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and restitution. In February 2007, the court dismissed the trespass claim, without prejudice, and ordered MetroPCS to amend its complaint to clearly identify which claims are being made against each defendant. It is unclear whether, if the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company intends to vigorously defend against the claims.

Tortious Interference and Unfair Competition Litigation

On July 10, 2006, the Company sued T-Mobile USA, Inc. (“T-Mobile”) in the District Court of Harris County, Texas for tortious interference with existing contract, tortious interference with prospective relations, business disparagement, and antitrust violations arising out of anticompetitive activities of T-Mobile in the Houston, Texas marketplace. In response, on August 8, 2006, T-Mobile filed a counterclaim against Cricket, alleging tortious interference with T-Mobile’s contracts with employees, ex-employees, authorized dealers and customers and unfair competition, and asking the court to award damages, including punitive damages, in an unspecified amount. In January 2007, the parties settled their claims in this suit.

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

In a related action to the action described above, on June 6, 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court. AWG recently agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable or estimable; therefore, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2006 related to these contingencies.

In addition to the matters described above, the Company is often involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s consolidated financial statements as of December 31, 2006 for such claims.

Purchase Obligations

The Company has agreements with suppliers and other parties to purchase goods and services and long-lived assets and estimates its noncancelable obligations under these agreements for 2007 to 2011 to be approximately $204.4 million, $47.6 million, $42.3 million, $36.4 million and $17.3 million, respectively.

Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses. In general, site leases have five-year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at December 31, 2006 (in thousands):

Year Ended December 31:

2007	$88,275
2008	86,569
2009	85,348
2010	85,003
2011	80,545
Thereafter	371,809

Total	$797,549

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previous Material Weaknesses

From December 31, 2004 through September 30, 2006, we reported the following material weaknesses in our internal control over financial reporting:

•	We did not have sufficient personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles in complex or non-routine transactions. We also experienced staff turnover and an associated loss of Company-specific experience within our accounting, financial reporting and tax functions.

•	We did not maintain effective controls over our accounting for income taxes. Specifically, we did not have adequate controls designed and in place to ensure the completeness and accuracy of the deferred income tax provision and the related deferred tax assets and liabilities and the related goodwill in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the five months ended December 31, 2004, the two months ended September 30, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

We have taken the following actions to remediate these material weaknesses:

•	We have filled existing vacancies and we have created and filled a number of new management positions within our accounting, financial reporting and tax functions with qualified and experienced individuals. These include the following positions:

•	a new vice president, chief accounting officer hired in May 2005,

•	a new director of tax to lead our tax function hired in June 2006,

•	a new executive vice president, chief financial officer hired in August 2006,

•	a new assistant controller hired in December 2006,

•	a new director of financial reporting hired in December 2006, and

•	a number of other new accounting management personnel hired since February 2005.

These individuals collectively possess a strong background in technical accounting and the application of generally accepted accounting principles in complex or non-routine transactions, as well as a strong background in interpreting and applying income tax accounting literature and preparing income tax provisions. Management believes that we had sufficient, full-time personnel with the necessary qualifications and experience to identify and resolve complex or non-routine accounting matters, including income tax accounting, for a sufficient period of time as of December 31, 2006.

•	We improved our internal controls over accounting for income taxes by establishing detailed procedures for the preparation and review of the income tax provision, including review and oversight by our director of tax and our chief accounting officer.

Based on the remediation actions described above, management has concluded that these material weaknesses have been remediated as of December 31, 2006.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting

As discussed above with respect to the remediation of the material weaknesses, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”) under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the headings “Election of Directors” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.	Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2006

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the five months ended December 31, 2004 and the seven months ended July 31, 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the five months ended December 31, 2004 and the seven months ended July 31, 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005, the five months ended December 31, 2004 and the seven months ended July 31, 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.2(2)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.3(3)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1(4)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(4)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1(5)	Form of Common Stock Certificate.
4.2(4)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4.2.1(6)	Amendment No. 1 to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4.3(7)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4.3.1(7)	Form of 9.375% Senior Note of Cricket Communications, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.3.1 hereto).
4.4(7)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
4.5(8)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Goldman Sachs Financial Markets, L.P.
4.6(8)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Citibank, N.A.
10.1(9)†	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto).
10.1.1(10)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10.1.2(10)†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.

Exhibit
Number	Description

10.1.3(11)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.1.4(11)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10.1.5(12)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.
10.1.6(13)†	Amendment No. 6 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of February 4, 2004.
10.1.7(14)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10.1.8(15)†	Amendment No. 8 to Amended and Restated System Equipment Purchase Agreement, effective as of October 1, 2005, between Cricket Communications, Inc. and Lucent Technologies Inc.
10.1.9(16)†	Amendment No. 9 to Amended and Restated System Equipment Purchase Agreement, effective as of January 11, 2006, between Cricket Communications, Inc. and Lucent Technologies Inc.
10.2(17)†	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.2.1(17)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10.2.2(14)†	Amendment No. 2 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2004, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2.3(15)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement, effective as of October 11, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2.4(16)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2.5(18)†	Amendment No. 5 to Amended and Restated System Equipment Purchase Agreement, effective as of May 22, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2.6(19)†	Amendment No. 6 to Amended and Restated System Equipment Purchase Agreement, effective as of August 31, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.2.7(19)†	Amendment No. 7 to Amended and Restated System Equipment Purchase Agreement, effective as of October 18, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10.3(20)	Amended and Restated Credit Agreement, dated June 16, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10.3.1(20)	Amended and Restated Security Agreement, dated June 16, 2006, made by Cricket Communications, Inc., Leap Wireless International, Inc., and the Subsidiary Guarantors to Bank of America, N.A., as collateral agent.

Exhibit
Number	Description

10.3.2(19)	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006.
10.3.3(20)	Amended and Restated Parent Guaranty, dated June 16, 2006, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement (the “Secured Parties”).
10.3.4(20)	Amended and Restated Subsidiary Guaranty, dated June 16, 2006, made by the Subsidiary Guarantors in favor of the Secured Parties.
10.4(21)	Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.4.1(21)	Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.4.2(6)	Amendment No. 2, dated June 24, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.4.3(15)	Amendment No. 3, dated August 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.4.4(22)	Amendment No. 4, dated January 9, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.4.5(23)	Amendment No. 5, dated April 24, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10.5(24)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.5.1(19)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.6(25)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10.7(21)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.7.1(26)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.7.2(16)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.8(15)#	Form of Executive Vice President and Senior Vice President Severance Benefits Agreement.
10.8.1(27)#	Severance Benefits Agreement, effective as of January 16, 2006, between Leap Wireless International, Inc., Cricket Communications, Inc. and Dean M. Luvisa.
10.9(21)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.10(28)#	Employment Offer Letter, dated March 24, 2005, between Cricket Communications, Inc., and Grant Burton.

Exhibit
Number	Description

10.10.1(16)#	Retention Agreement, dated December 5, 2005, between Cricket Communications, Inc., and Grant Burton.
10.11(29)#	Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.11.1(26)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.11.2(26)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.3(16)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.4(16)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.11.5(16)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, Between Leap Wireless International, Inc. and Albin F. Moschner.
10.11.6*#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10.11.7(26)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10.11.8(26)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.9(16)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.11.10(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and David B. Davis.
10.11.11(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.
10.11.12(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10.11.13(16)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.11.14(16)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.11.15*#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10.11.16(29)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10.11.17(21)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.11.18(31)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.12(32)#	2006 Cricket Non-Sales Bonus Plan.
21*	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this annual report pursuant to U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the year ended 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), as filed with the SEC on June 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 15, 2006, filed with the SEC on October 30, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the SEC on November 21, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 17, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 27, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 22, 2006, as filed with the SEC on August 1, 2006, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, as filed with the SEC on November 9, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 16, 2006, as filed with the SEC on June 19, 2006, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on May 16, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 9, 2006, filed with the SEC on January 12, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 24, 2006, as filed with the SEC on April 27, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as filed with the SEC on August 8, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), as filed with the SEC on August 21, 1998 and incorporated herein by reference.

(26)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated as of January 16, 2006, filed with the SEC on January 19, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the SEC on June 15, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(30)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, filed with the SEC on July 14, 2005, and incorporated herein by reference.

(31)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, as filed with the SEC on June 6, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 25, 2006, as filed with the SEC on August 2, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2007

/s/ Amin I. Khalifa Amin I. Khalifa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Grant A. Burton Grant A. Burton	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2007

/s/ James D. Dondero James D. Dondero	Director	March 1, 2007

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	March 1, 2007

/s/ Robert V. LaPenta Robert V. LaPenta	Director	March 1, 2007

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	March 1, 2007

/s/ Michael B. Targoff Michael B. Targoff	Director	March 1, 2007