Form 10-Q
period 2007-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2007-05-10
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on May 4, 2007 was 68,086,879.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and cash equivalents	$303,784	$374,939
Short-term investments	25,432	66,400
Restricted cash, cash equivalents and short-term investments	12,479	13,581
Inventories	75,985	90,185
Other current assets	55,038	53,527

Total current assets	472,718	598,632
Property and equipment, net	1,107,314	1,077,755
Wireless licenses	1,564,381	1,563,958
Assets held for sale	—	8,070
Goodwill	431,896	431,896
Other intangible assets, net	71,397	79,828
Deposits for wireless licenses	274,084	274,084
Other assets	39,054	58,745

Total assets	$3,960,844	$4,092,968

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$173,606	$316,494
Current maturities of long-term debt	9,000	9,000
Other current liabilities	96,897	74,637

Total current liabilities	279,503	400,131
Long-term debt	1,674,250	1,676,500
Deferred tax liabilities	141,439	149,728
Other long-term liabilities	49,038	47,608

Total liabilities	2,144,230	2,273,967

Minority interests	23,849	30,000

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,051,029 and 67,892,512 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	1,782,880	1,769,772
Retained earnings	9,313	17,436
Accumulated other comprehensive income	565	1,786

Total stockholders’ equity	1,792,765	1,789,001

Total liabilities and stockholders’ equity	$3,960,844	$4,092,968

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues:
Service revenues	$326,809	$215,840
Equipment revenues	62,613	50,848

Total revenues	389,422	266,688

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,949)	(55,204)
Cost of equipment	(112,482)	(58,886)
Selling and marketing	(48,560)	(29,102)
General and administrative	(65,199)	(49,582)
Depreciation and amortization	(68,800)	(54,036)

Total operating expenses	(385,990)	(246,810)
Net gain on sale of wireless licenses and disposal of operating assets	940	—

Operating income	4,372	19,878
Minority interests in consolidated subsidiaries	1,520	(75)
Interest income	5,285	4,194
Interest expense	(26,496)	(7,431)
Other income (expense), net	(637)	535

Income (loss) before income taxes and cumulative effect of change in accounting principle	(15,956)	17,101
Income tax benefit	7,833	—

Income (loss) before cumulative effect of change in accounting principle	(8,123)	17,101
Cumulative effect of change in accounting principle	—	623

Net income (loss)	$(8,123)	$17,724

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.28
Cumulative effect of change in accounting principle	—	0.01

Basic earnings (loss) per share	$(0.12)	$0.29

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.28
Cumulative effect of change in accounting principle	—	0.01

Diluted earnings (loss) per share	$(0.12)	$0.29

Shares used in per share calculations:
Basic	66,870	61,203

Diluted	66,870	61,961

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net cash provided by operating activities	$4,900	$38,290

Investing activities:
Purchases of property and equipment	(131,737)	(60,894)
Change in prepayments for purchases of property and equipment	7,409	4,573
Purchases of and deposits for wireless licenses	(423)	(91)
Proceeds from sale of wireless licenses	9,500	—
Purchases of investments	(42,727)	(46,865)
Sales and maturities of investments	84,293	72,657
Purchase of minority interest	(4,706)	—
Changes in restricted cash, cash equivalents and short-term investments, net	1,102	(50)

Net cash used in investing activities	(77,289)	(30,670)

Financing activities:
Repayment of long-term debt	(2,250)	(1,527)
Payment of debt issuance costs	(881)	(91)
Minority interest contributions	—	668
Proceeds from issuance of common stock, net	4,365	233

Net cash provided by (used in) financing activities	1,234	(717)

Net increase (decrease) in cash and cash equivalents	(71,155)	6,903
Cash and cash equivalents at beginning of period	374,939	293,073

Cash and cash equivalents at end of period	$303,784	$299,976

Supplementary cash flow information:
Cash paid for interest	$18,373	$11,098
Cash paid for income taxes	$332	$168

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “JumpTMMobile” brands. Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check. Jump Mobile service offers customers a per-minute prepaid wireless service. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket and Jump Mobile services are offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and Alaska Native Broadband 1 License, LLC (“ANB 1 License”), an indirect wholly owned subsidiary of Leap. Leap, Cricket, ANB 1 License and their subsidiaries are collectively referred to herein as “the Company.” Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a designated entity under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC (“LCW Wireless”). Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which participated in the FCC’s auction for Advanced Wireless Service licenses (“Auction #66”) as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”).

On March 5, 2007, Cricket acquired the remaining 25% of the membership interests in Alaska Native Broadband 1, LLC (“ANB 1”), following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. As a result of the acquisition, ANB 1 and its wholly owned subsidiary, ANB 1 License, became direct and indirect wholly owned subsidiaries, respectively, of Cricket.

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the three months ended March 31, 2007, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate, and Jump Mobile service offers customers a per-minute prepaid wireless service. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check, and therefore some of its customers may be more likely to terminate service for inability to pay than the customers of other wireless providers. Amounts received in advance for wireless services from customers who pay in advance of their billing cycle are initially recorded as deferred revenues and are recognized as service revenues as services are rendered. Service revenues for customers who pay in arrears are recognized only after the service has been rendered and payment has been received. Starting in May 2006, all new and reactivating customers are required to pay for their service in advance.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. As a component of construction-in-progress, the Company capitalizes interest and salaries and related costs of engineering and technical operations employees, to the extent time and expense are contributed to the construction effort, during the construction period. Interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of 10 years. During the three months ended March 31, 2007 and 2006, the Company capitalized interest of $10.7 million and $4.4 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. At March 31, 2007 and December 31, 2006, there was no property and equipment classified as assets held for sale.

Wireless Licenses

Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future, and wireless licenses may be renewed every ten to fifteen years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. At March 31, 2007, there were no wireless licenses classified as assets held for sale. At December 31, 2006, wireless licenses with a carrying value of $8.1 million were classified as assets held for sale.

Concentrations

The Company generally relies on one key vendor for billing services and one key vendor for handset logistics. Loss or disruption of these services could adversely affect the Company’s business.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006

Cost of service	$679	$258
Selling and marketing expenses	1,001	327
General and administrative expenses	7,063	4,141

Share-based compensation expense before tax	8,743	4,726
Related income tax benefit	(3,432)	—

Share-based compensation expense, net of tax	$5,311	$4,726

Net share-based compensation expense per share:
Basic	$0.08	$0.08

Diluted	$0.08	$0.08

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

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, including the Company’s historical operating losses, to determine the need for a valuation allowance. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to the utilization of its deferred tax assets. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109”, on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and at March 31, 2007, the Company’s unrecognized income tax benefits and uncertain tax positions were not material.

Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and at March 31, 2007. All of the Company’s tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Net income (loss)	$(8,123)	$17,724
Other comprehensive income (loss):
Net unrealized holding losses on investments, net of tax	(27)	(17)
Unrealized gains (losses) on interest rate swaps, net of tax	(1,194)	2,149

Comprehensive income (loss)	$(9,344)	$19,856

Components of accumulated other comprehensive income consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Net unrealized holding losses on investments, net of tax	$(31)	$(4)
Unrealized gains on interest rate swaps, net of tax	596	1,790

Accumulated other comprehensive income	$565	$1,786

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating what impact, if any, SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will be required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating what impact, if any, SFAS 159 will have on its consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2007	2006

Other current assets:
Accounts receivable, net	$27,931	$37,422
Prepaid expenses	22,622	11,808
Other	4,485	4,297

	$55,038	$53,527

Property and equipment, net:
Network equipment	$1,196,582	$1,134,807
Computer equipment and other	102,594	93,816
Construction-in-progress	255,743	237,813

	1,554,919	1,466,436
Accumulated depreciation	(447,605)	(388,681)

	$1,107,314	$1,077,755

Accounts payable and accrued liabilities:
Trade accounts payable	$87,693	$218,019
Accrued payroll and related benefits	24,557	29,450
Other accrued liabilities	61,356	69,025

	$173,606	$316,494

Other current liabilities:
Accrued sales, telecommunications, property and other taxes payable	$25,985	$26,899
Deferred revenue	33,108	27,933
Accrued interest	31,060	13,671
Other	6,744	6,134

	$96,897	$74,637

Note 4.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the period increased by the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of stock options, restricted stock awards and warrants.

A reconciliation of weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Weighted-average shares outstanding — basic earnings per share	66,870	61,203
Effect of dilutive securities:
Stock options	—	31
Restricted stock awards	—	381
Warrants	—	346

Adjusted weighted-average shares outstanding — diluted earnings per share	66,870	61,961

The number of shares not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive totaled 4.8 million and 1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 5.	Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 was comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006

Term loans under senior secured credit facilities	$933,250	$935,500
Senior notes	750,000	750,000

	1,683,250	1,685,500
Current maturities of long-term debt	(9,000)	(9,000)

	$1,674,250	$1,676,500

Senior Secured Credit Facilities

On March 15, 2007, the Company entered into an agreement amending Cricket’s senior secured credit facility. The new facility under Cricket’s amended and restated senior secured credit agreement (the “Credit Agreement”) consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. The new term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. These new interest rates represent a reduction of 50 basis points from the rates applicable to the term loan prior to the amendment. Outstanding borrowings under the new term loan must be repaid in 22 quarterly payments of $2.25 million each, followed by four quarterly payments of $211.5 million each which commence September 30, 2012. If the new term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

Outstanding borrowings under the revolving credit facility are due in June 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.0% or the bank base rate plus 1.0%, as selected by Cricket, with the rate subject to adjustment based on the Company’s consolidated senior secured leverage ratio.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to the FCC’s Auction #66, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of LCW Wireless and other joint ventures.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the new term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold $40 million of the $200 million revolving credit facility.

At March 31, 2007, the effective interest rate on the term loan was 7.7%, including the effect of interest rate swaps, and the outstanding indebtedness was $893.3 million. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s total outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These swap agreements effectively fix the interest rate on $250 million of indebtedness at 6.7% and $105 million of indebtedness at 6.8% through June 2007 and 2009, respectively. The fair value of the swap agreements at March 31, 2007 and December 31, 2006 was $2.0 million and $3.2 million, respectively, and was recorded in other assets in the condensed consolidated balance sheets.

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At March 31, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness (Note 8). On March 23, 2007, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) offering to exchange the notes for identical notes that have been registered with the SEC. On April 19, 2007, the Company commenced the exchange offer for the notes. The exchange offer expires on May 16, 2007, unless extended by the Company.

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

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) purchased an aggregate of $25 million principal amount of senior notes in the Company’s offering. In March 2007, these notes were sold by the Highland entities to a third party.

Note 6.	Significant Acquisitions and Dispositions

In January 2007, the Company completed the sale of three wireless licenses that it was not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million.

Note 7.  Commitments and Contingencies

Outstanding Bankruptcy Claims

Although the Company’s plan of reorganization became effective and the Company emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) remained outstanding as of January 1, 2007. The Company, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors subsequently settled this claim for $600,000 subject to Bankruptcy Court approval, which was granted. The settlement payment was made from funds set aside and reserved pursuant to the bankruptcy proceedings for payment of allowed bankruptcy claims against Leap.

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining the Company from participating in Auction #66, impose a constructive trust on the Company’s business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Denali License has since been dismissed, without prejudice, as a counterclaim defendant. Based upon the Company’s review of the counterclaims, the Company believes that it has meritorious defenses and intends to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on the Company’s business, financial condition and results of operations. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, the Company filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. The Company intends to vigorously defend against these actions.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson, as defendants. In the complaint, the MetroPCS entities allege unfair competition, misappropriation of trade secrets, (with respect to the individuals sued) intentional and negligent interference with contract, breach of contract, intentional interference with prospective economic advantage and trespass, and ask the court to award damages, including punitive damages, and restitution. In February 2007, the court dismissed the trespass claim, without prejudice, and ordered MetroPCS to amend its complaint to clearly identify which claims are being made against each defendant. Two affiliates of MetroPCS filed a first amended complaint which was also dismissed by the court with leave to file a second amended complaint on or before May 14, 2007. It is unclear whether, if the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company intends to vigorously defend against the claims.

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

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court. AWG recently agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable or estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of March 31, 2007 related to these contingencies.

In addition to the matters described above, the Company is often involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of March 31, 2007 for such claims.

Note 8.	Guarantor Financial Information

The $750 million of unsecured senior notes issued by Cricket (the “Issuing Subsidiary”) are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, Cricket’s subsidiaries that hold real property interests or wireless licenses, ANB 1 and ANB 1 License (collectively, the “Guarantor Subsidiaries”).

The indenture governing the notes limits, among other things, Leap’s, Cricket’s and the Guarantor Subsidiaries’ ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with its affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, Issuing Subsidiary, Guarantor Subsidiaries, non-guarantor subsidiaries and total consolidated Leap and subsidiaries as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of March 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$132	$258,236	$24,281	$21,135	$—	$303,784
Short-term investments	—	25,432	—	—	—	25,432
Restricted cash, cash equivalents and short-term investments	7,579	4,260	640	—	—	12,479
Inventories	—	73,571	1,858	556	—	75,985
Other current assets	1,091	28,972	24,512	463	—	55,038

Total current assets	8,802	390,471	51,291	22,154	—	472,718
Property and equipment, net	96	916,285	144,803	46,130	—	1,107,314
Investments in and advances to affiliates and consolidated subsidiaries	1,819,979	2,074,993	162,440	—	(4,057,412)	—
Wireless licenses	—	—	1,528,012	36,369	—	1,564,381
Goodwill	—	431,896	—	—	—	431,896
Other intangible assets, net	—	71,044	—	353	—	71,397
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	43	34,093	2,304	2,614	—	39,054

Total assets	$1,828,920	$3,918,782	$1,888,850	$381,704	$(4,057,412)	$3,960,844

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,241	$155,230	$7,407	$4,728	$—	$173,606
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	29,914	180,926	90,965	4,705	(306,510)	—
Other current liabilities	—	76,598	19,046	1,253	—	96,897

Total current liabilities	36,155	421,754	117,418	10,686	(306,510)	279,503
Long-term debt	—	1,634,250	301,288	281,567	(542,855)	1,674,250
Deferred tax liabilities	—	10,502	130,937	—	—	141,439
Other long-term liabilities	—	43,050	4,840	1,148	—	49,038

Total liabilities	36,155	2,109,556	554,483	293,401	(849,365)	2,144,230
Minority interests	—	1,553	—	—	22,296	23,849
Stockholders’ equity	1,792,765	1,807,673	1,334,367	88,303	(3,230,343)	1,792,765

Total liabilities and stockholders’ equity	$1,828,920	$3,918,782	$1,888,850	$381,704	$(4,057,412)	$3,960,844

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$318,290	$13,052	$43,391	$—	$374,939
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,258	495	735	—	13,581
Inventories	—	87,303	2,080	802	—	90,185
Other current assets	877	39,827	12,432	391	—	53,527

Total current assets	9,176	516,078	28,059	45,319	—	598,632
Property and equipment, net	117	892,093	147,521	38,024	—	1,077,755
Investments in and advances to affiliates and consolidated subsidiaries	1,815,873	2,047,241	154,253	—	(4,017,367)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	431,896	—	—	—	431,896
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	43	45,616	11,259	1,827	—	58,745

Total assets	$1,825,209	$4,012,333	$1,876,736	$396,057	$(4,017,367)	$4,092,968

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,789	$274,356	$25,104	$10,245	$—	$316,494
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	29,419	169,794	70,776	9,862	(279,851)	—
Other current liabilities	—	60,167	14,006	464	—	74,637

Total current liabilities	36,208	513,317	109,886	20,571	(279,851)	400,131
Long-term debt	—	1,636,500	277,955	271,442	(509,397)	1,676,500
Deferred tax liabilities	—	10,502	139,226	—	—	149,728
Other long-term liabilities	—	42,467	4,155	986	—	47,608

Total liabilities	36,208	2,202,786	531,222	292,999	(789,248)	2,273,967
Minority interests	—	5,978	—	—	24,022	30,000
Stockholders’ equity	1,789,001	1,803,569	1,345,514	103,058	(3,252,141)	1,789,001

Total liabilities and stockholders’ equity	$1,825,209	$4,012,333	$1,876,736	$396,057	$(4,017,367)	$4,092,968

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$292,532	$28,343	$5,934	$—	$326,809
Equipment revenues	—	67,457	3,452	1,226	(9,522)	62,613
Other revenues	—	13	13,028	—	(13,041)	—

Total revenues	—	360,002	44,823	7,160	(22,563)	389,422

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(88,427)	(12,448)	(3,102)	13,028	(90,949)
Cost of equipment	—	(107,514)	(9,711)	(4,779)	9,522	(112,482)
Selling and marketing	(8)	(39,553)	(6,597)	(2,402)	—	(48,560)
General and administrative	(321)	(55,028)	(8,692)	(1,171)	13	(65,199)
Depreciation and amortization	(23)	(60,864)	(6,006)	(1,907)	—	(68,800)

Total operating expenses	(352)	(351,386)	(43,454)	(13,361)	22,563	(385,990)
Net gain (loss) on sale of wireless licenses and disposal of operating assets	—	(311)	1,251	—	—	940

Operating income (loss)	(352)	8,305	2,620	(6,201)	—	4,372
Minority interests in consolidated subsidiaries	—	(180)	—	—	1,700	1,520
Equity in net loss of consolidated subsidiaries	(7,781)	(24,483)	—	—	32,264	—
Interest income	10	21,179	176	376	(16,456)	5,285
Interest expense	—	(25,410)	(8,331)	(9,211)	16,456	(26,496)
Other expense, net	—	(625)	(12)	—	—	(637)

Loss before income taxes	(8,123)	(21,214)	(5,547)	(15,036)	33,964	(15,956)
Income tax (expense) benefit	—	13,433	(5,600)	—	—	7,833

Net loss	$(8,123)	$(7,781)	$(11,147)	$(15,036)	$33,964	$(8,123)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$214,318	$1,522	$—	$—	$215,840
Equipment revenues	—	50,253	1,399	—	(804)	50,848
Other revenues	—	52	9,557	—	(9,609)	—

Total revenues	—	264,623	12,478	—	(10,413)	266,688

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(62,671)	(2,090)	—	9,557	(55,204)
Cost of equipment	—	(56,489)	(3,201)	—	804	(58,886)
Selling and marketing	—	(26,159)	(2,943)	—	—	(29,102)
General and administrative	(1,010)	(43,657)	(4,967)	—	52	(49,582)
Depreciation and amortization	(30)	(53,350)	(656)	—	—	(54,036)

Total operating expenses	(1,040)	(242,326)	(13,857)	—	10,413	(246,810)

Operating income (loss)	(1,040)	22,297	(1,379)	—	—	19,878
Minority interests in consolidated subsidiaries	—	(75)	—	—	—	(75)
Equity in net income (loss) of consolidated subsidiaries	18,756	(6,176)	—	—	(12,580)	—
Interest income	8	5,250	38	—	(1,102)	4,194
Interest expense	—	(7,431)	(1,102)	—	1,102	(7,431)
Other income (expense), net	—	537	(2)	—	—	535

Income (loss) before income taxes and cumulative effect of change in accounting principle	17,724	14,402	(2,445)	—	(12,580)	17,101
Income tax (expense) benefit	—	3,731	(3,731)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	17,724	18,133	(6,176)	—	(12,580)	17,101
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$17,724	$18,756	$(6,176)	$—	$(12,580)	$17,724

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(589)	$31,787	$(9,399)	$(16,899)	$—	$4,900

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(112,948)	(3,288)	(8,092)	—	(124,328)
Purchases of and deposits for wireless licenses	—	—	(438)	15	—	(423)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(42,727)	—	—	—	(42,727)
Sales and maturities of investments	—	84,293	—	—	—	84,293
Investments in and advances to affiliates and consolidated subsidiaries	(4,365)	(4,706)	—	—	4,365	(4,706)
Other	515	(2)	(146)	735	—	1,102

Net cash provided by (used in) investing activities	(3,850)	(76,090)	5,628	(7,342)	4,365	(77,289)

Financing activities:
Issuance of related party debt	—	(17,000)	—	—	17,000	—
Proceeds from related party debt	—	—	15,000	2,000	(17,000)	—
Repayment of long-term debt	—	(2,250)	—	—	—	(2,250)
Payment of debt issuance costs	—	(866)	—	(15)	—	(881)
Capital contributions, net	4,365	4,365	—	—	(4,365)	4,365

Net cash provided by (used in) financing activities	4,365	(15,751)	15,000	1,985	(4,365)	1,234

Net increase (decrease) in cash and cash equivalents	(74)	(60,054)	11,229	(22,256)	—	(71,155)
Cash and cash equivalents at beginning of period	206	318,290	13,052	43,391	—	374,939

Cash and cash equivalents at end of period	$132	$258,236	$24,281	$21,135	$—	$303,784

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$270	$34,752	$3,268	$—	$—	$38,290

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(28,328)	(27,993)	—	—	(56,321)
Purchases of and deposits for wireless licenses	—	—	(91)	—	—	(91)
Purchases of investments	—	(46,865)	—	—	—	(46,865)
Sales and maturities of investments	—	72,657	—	—	—	72,657
Investments in and advances to affiliates and consolidated subsidiaries	(233)	(2,002)	—	—	2,235	—
Other	(299)	(1)	250	—	—	(50)

Net cash used in investing activities	(532)	(4,539)	(27,834)		2,235	(30,670)

Financing activities:
Issuance of related party debt	—	(34,750)	—	—	34,750	—
Proceeds from related party debt	—	—	34,750	—	(34,750)	—
Repayment of long-term debt	—	(1,527)	—	—	—	(1,527)
Payment of debt issuance costs	—	(91)	—	—	—	(91)
Capital contributions, net	233	233	2,670	—	(2,235)	901

Net cash provided by (used in) financing activities	233	(36,135)	37,420	—	(2,235)	(717)

Net increase (decrease) in cash and cash equivalents	(29)	(5,922)	12,854	—	—	6,903
Cash and cash equivalents at beginning of period	46	291,456	1,571	—	—	293,073

Cash and cash equivalents at end of period	$17	$285,534	$14,425	$—	$—	$299,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket, and Alaska Native Broadband 1 License, LLC, or ANB 1 License. Leap, Cricket and ANB 1 License and their subsidiaries are sometimes collectively referred to herein as “the Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2007 population estimates provided by Claritas Inc.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	delays in our market expansion plans resulting from any difficulties in funding such expansion through cash from operations, our revolving credit facility or additional capital, delays in the availability of network equipment and handsets for the AWS spectrum we acquired in Auction #66, or delays by existing U.S. government and other private sector wireless operations in clearing the AWS spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service in their Cricket service area for a flat monthly rate without requiring a fixed-term contract or credit check. Our Jump Mobile service offers customers a per-minute prepaid wireless service.

Cricket and Jump Mobile services are offered by Cricket, a wholly owned subsidiary of Leap, and ANB 1 License, an indirect wholly owned subsidiary of Leap. Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, a designated entity under FCC regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which participated in the FCC’s auction for Advanced Wireless Service licenses, or Auction #66, as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License.

On March 5, 2007, Cricket acquired the remaining 25% of the membership interests in Alaska Native Broadband 1, LLC, or ANB 1, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. As a result of the acquisition, ANB 1 and its wholly owned subsidiary, ANB 1 License, became direct and indirect wholly owned subsidiaries, respectively, of Cricket.

At March 31, 2007, Cricket and Jump Mobile services were offered in 22 states and had approximately 2,548,000 customers. As of March 31, 2007, we and LCW Operations owned, and Denali License was named the winning bidder in Auction #66 for, wireless licenses covering an aggregate of 184.2 million POPs (adjusted to eliminate duplication from overlapping licenses), and the combined network footprint in our operating markets covered approximately 48 million POPs. On April 30, 2007, the FCC granted Denali License the wireless license that it won in Auction #66. The licenses we purchased in Auction #66, together with the existing licenses we own, provide 20MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out. If Denali License were to make available to us certain of its spectrum, we would have 20MHz of coverage in all markets in which we currently operate or are building out.

We are currently building out and expect to launch Cricket service in Rochester, New York and areas in North and South Carolina by mid-2007. We anticipate that our combined network footprint will cover approximately 51 million POPs upon the launch of these markets.

In addition to the 51 million POPs we expect to cover with our combined network footprint by mid-2007, we estimate that we and Denali License hold licenses in markets that cover up to approximately 85 million additional POPs that are suitable for Cricket service. We expect that we and Denali License will offer Cricket service to a substantial majority of these additional POPs over time, with build-outs expected to commence in 2007 and a significant number of markets expected to be launched in 2008 and 2009. We and Denali License may also develop some of the licenses covering these additional POPs through partnerships with others.

Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we will experience higher operating expenses as we build out and after we launch service in new markets. Any such significant capital expenditures or increased operating expenses would negatively impact our earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs.

We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions, acquiring spectrum and related assets from third parties, and/or participating in new partnerships or joint ventures. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License hold include large regional areas covering both rural and metropolitan communities, we and Denali License may sell some of this spectrum and pursue the deployment of alternative products or services in portions of this spectrum.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility, which was undrawn at March 31, 2007. We may also generate liquidity through capital market transactions or the sale of assets that are not material to or are not required for the ongoing operation of our business. See “Liquidity and Capital Resources” below.

Results of Operations

Operating Items

The following table summarizes operating data for the Company’s consolidated operations (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent

Revenues:
Service revenues	$326,809		$215,840		$110,969	51.4%
Equipment revenues	62,613		50,848		11,765	23.1%

Total revenues	389,422		266,688		122,734	46.0%

Operating expenses:
Cost of service (exclusive of items shown separately below)	90,949	27.8%	55,204	25.6%	35,745	64.8%
Cost of equipment	112,482	34.4%	58,886	27.3%	53,596	91.0%
Selling and marketing	48,560	14.9%	29,102	13.5%	19,458	66.9%
General and administrative	65,199	20.0%	49,582	23.0%	15,617	31.5%
Depreciation and amortization	68,800	21.1%	54,036	25.0%	14,764	27.3%

Total operating expenses	385,990	118.1%	246,810	114.3%	139,180	56.4%
Net gain on sale of wireless licenses and disposal of operating assets	940	0.3%	—	—	940	100.0%

Operating income	$4,372	1.3%	$19,878	9.2%	$(15,506)	(78.0)%

The following table summarizes customer activity:

			Change
	2007	2006	Amount	Percent

For the Three Months Ended March 31:
Gross customer additions	565,055	278,370	286,685	103.0%
Net customer additions	318,346	110,409	207,937	188.3%
Weighted average number of customers	2,393,161	1,718,349	674,812	39.3%
As of March 31:
Total customers	2,548,172	1,778,704	769,468	43.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service revenues increased $111.0 million, or 51.4%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. This increase resulted from the 39.3% increase in average total customers and an 8.7% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment revenues increased $11.8 million, or 23.1%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. An increase of 93.5% in handset sales volume was largely offset by lower net revenue per handset sold as a result of the elimination of activation fees for new customers purchasing equipment and an increase in channel compensation costs associated with our expansion of exclusive indirect distribution partners.

Cost of service increased $35.7 million, or 64.8%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 27.8% from 25.6% in the prior year period. Network infrastructure costs increased by 2.4% of service revenues due primarily to lease costs and network transport costs associated with our new markets. Variable product costs increased by 0.6% of service revenues due to increased customer usage of our value-added services. Partially offsetting these increases was a 0.8% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of equipment increased $53.6 million, or 91.0%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to the 93.5% increase in handset sales volume.

Selling and marketing expenses increased $19.5 million, or 66.9%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 14.9% from 13.5% in the prior year period. This increase was due to an increase in media and advertising costs of 1.4% of service revenues that was attributable to our new market launches.

General and administrative expenses increased $15.6 million, or 31.5%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.0% from 23.0% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and amortization expense increased $14.8 million, or 27.3%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out of our new markets and the improvement and expansion of our existing markets. As a percentage of service revenues, such expenses decreased slightly as compared to the corresponding period of the prior year.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Three Months Ended March 31,
	2007	2006	Change

Minority interests in consolidated subsidiaries	$1,520	$(75)	$1,595
Interest income	5,285	4,194	1,091
Interest expense	(26,496)	(7,431)	(19,065)
Other income (expense), net	(637)	535	(1,172)
Income tax benefit	7,833	—	7,833

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Minority interests in consolidated subsidiaries primarily reflects the share of net losses allocated to the other members of certain consolidated entities.

Interest income increased $1.1 million for the three months ended March 31, 2007 compared to the corresponding period of the prior year. This increase was primarily due to the increase in average interest rates during the three months ended March 31, 2007 compared to the corresponding period of the prior year.

Interest expense increased $19.1 million for the three months ended March 31, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from the increase in the amount of the term loan under our amended and restated senior secured credit agreement by approximately $307 million during the second quarter of 2006 and our issuance of $750 million of unsecured senior notes in October 2006. We capitalized $10.7 million of interest during the three months ended March 31, 2007 compared to

$4.4 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2007 and beyond. See “Liquidity and Capital Resources” below.

During the three months ended March 31, 2007, we recorded an income tax benefit of $7.8 million compared to no income tax expense for the three months ended March 31, 2006. During fiscal 2007, we expect to utilize deferred tax assets recorded in fresh-start reporting. The release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. As a result, we expect that we will recognize income tax expense for 2007, despite the fact that we record a full valuation allowance on our deferred tax assets. We estimate that our 2007 annual effective tax rate will be 43.6%, which is higher than the statutory tax rate due to permanent items not deductible for tax purposes. We applied this estimate of our annual effective tax rate for 2007 to our ordinary pre-tax loss for the first quarter to arrive at an income tax benefit for the quarter. The sale of non-operating wireless licenses during the quarter resulted in a $1.6 million reduction to our wireless license deferred tax liability, and the acquisition of the remaining interest in ANB 1 resulted in $0.5 million of tax expense. Both of these items netted to an income tax benefit of $1.1 million, which was recorded as a discrete item during the first quarter of 2007. We expect to pay only minimal taxes for fiscal 2007.

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month (ARPU), which measures service revenue per customer; cost per gross customer addition (CPGA), which measures the average cost of acquiring a new customer; cash costs per user per month (CCU), which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.

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

The following table shows metric information for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

ARPU	$45.52	$41.87
CPGA	$166	$130
CCU	$21.16	$19.57
Churn	3.4%	3.3%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended March 31,
	2007	2006

Selling and marketing expense	$48,560	$29,102
Less share-based compensation expense included in selling and marketing expense	(1,001)	(327)
Plus cost of equipment	112,482	58,886
Less equipment revenue	(62,613)	(50,848)
Less net loss on equipment transactions unrelated to initial customer acquisition	(3,503)	(521)

Total costs used in the calculation of CPGA	$93,925	$36,292
Gross customer additions	565,055	278,370

CPGA	$166	$130

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended March 31,
	2007	2006

Cost of service	$90,949	$55,204
Plus general and administrative expense	65,199	49,582
Less share-based compensation expense included in cost of service and general and administrative expense	(7,742)	(4,399)
Plus net loss on equipment transactions unrelated to initial customer acquisition	3,503	521

Total costs used in the calculation of CCU	$151,909	$100,908
Weighted-average number of customers	2,393,161	1,718,349

CCU	$21.16	$19.57

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn at March 31, 2007. We had a total of $329.2 million in unrestricted cash, cash equivalents and short-term investments at March 31, 2007. We may also generate liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing operations. We believe that these sources of liquidity are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business through the build-out of new markets and other activities. If we required additional financing in the capital markets that we could not obtain on terms we found acceptable, we would likely be required to reduce or forgo our investments in business expansion opportunities.

Looking forward, we may raise significant additional capital over time, as market conditions permit, to enable us to take advantage of business expansion opportunities. In the near term, we are considering raising additional debt financing for general corporate purposes and the build-out of new markets.

Cash Flows

Net cash provided by operating activities was $4.9 million during the three months ended March 31, 2007 compared to $38.3 million during the three months ended March 31, 2006. This decrease was primarily attributable to the decrease in our income before income taxes of $33.1 million.

Net cash used in investing activities was $77.3 million during the three months ended March 31, 2007, which included the effects of the following transactions:

•	During the three months ended March 31, 2007, we and LCW Operations purchased $131.7 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket, for $4.7 million.

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

Net cash provided by financing activities was $1.2 million during the three months ended March 31, 2007, which included the effects of the following transactions:

•	During the three months ended March 31, 2007, we issued common stock resulting in net proceeds of $4.4 million.

•	During March 2007, we made a payment of $2.3 million on our $895.5 million term loan.

Senior Secured Credit Facilities

On March 15, 2007, we entered into an agreement amending our senior secured credit facility. The new facility under our amended and restated senior secured credit agreement, or the Credit Agreement, consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. The new term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. These new interest rates represent a reduction of 50 basis points from the rates applicable to the term loan prior to the amendment. Outstanding borrowings under the new term loan must be repaid in 22 quarterly payments of $2.25 million each, followed by four quarterly payments of $211.5 million each, which commence September 30, 2012. If the new term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

Outstanding borrowings under the revolving credit facility are due in June 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.0% or the bank base rate plus 1.0%, as selected by Cricket, with the rate subject to adjustment based on our consolidated senior secured leverage ratio.

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At March 31, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (excluding Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantees indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness. On March 23, 2007, we filed a registration statement with the SEC offering to exchange the notes for identical notes that have been registered with the SEC. On April 19, 2007, we commenced the exchange offer for the notes. The exchange offer expires on May 16, 2007, unless we extend the offer.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the three months ended March 31, 2007, we and LCW Operations made approximately $132 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out of our new markets, (iii) costs incurred by LCW Operations in connection with the expansion and improvement of its wireless network, and (iv) expenditures for 1xEV-DO technology.

We and LCW Operations currently expect to make between $280 million and $320 million in capital expenditures, excluding capitalized interest and expenditures related to markets acquired in Auction #66, for the year ending December 31, 2007. We currently expect that our capital expenditures related to the build-out of markets we and Denali License acquired in Auction #66 will be approximately $110 million during 2007, excluding capitalized interest.

We expect that we and Denali License (which we expect will offer Cricket service) will build out markets for licenses acquired in Auction #66 beginning in 2007 and that a significant number of markets will be launched in 2008 and 2009.

Other Acquisitions and Dispositions

In January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating what impact, if any, SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will be required to adopt SFAS 159 in the first quarter of 2008. We are currently evaluating what impact, if any, SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  As of March 31, 2007, we had approximately $893 million in outstanding floating rate debt under our Credit Agreement. The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the interest rate on $250 million of our senior secured indebtedness at 6.7% and $105 million of such indebtedness at 6.8% through June 2007 and 2009, respectively. As of March 31, 2007, LCW Operations had $40 million in outstanding floating rate debt consisting of two term loans. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR at 7.0% on $20 million of its outstanding borrowings. Our $750 million of unsecured senior notes bear interest at a fixed rate of 9.375% per year.

As of March 31, 2007, net of the effect of the interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $578 million. The primary base interest rate is three-month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.8 million. As of March 31, 2007, approximately 66% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of our $750 million of unsecured senior notes and $355 million of senior secured debt covered by interest rate swap agreements.

Hedging Policy.  Our policy is to maintain interest rate hedges to the extent that we believe them to be fiscally prudent, and as required by our credit agreements. We do not currently engage in any hedging activities against foreign currency exchange rates or for speculative purposes.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007. There have been no material developments in the status of those legal proceedings during the three months ended March 31, 2007, except as described below.

Outstanding Bankruptcy Claims

Although our plan of reorganization became effective and we emerged from bankruptcy in August 2004, a tax claim of approximately $4.9 million Australian dollars asserted by the Australian government against Leap in the U.S. Bankruptcy Court for the Southern District of California in Case Nos. 03-03470-All to 03-035335-All (jointly administered) remained outstanding as of January 1, 2007. We, the Australian government and the trust established in bankruptcy for the benefit of the Leap general unsecured creditors subsequently settled this claim for $600,000 subject to Bankruptcy Court approval, which was granted. The settlement payment was made from funds set aside and reserved pursuant to the bankruptcy proceedings for payment of allowed bankruptcy claims against Leap.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06H-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Denali License has since been dismissed, without prejudice, as a counterclaim defendant. Based upon our review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, we filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. We intend to vigorously defend against these actions.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson, as defendants. In the complaint, the MetroPCS entities allege unfair competition, misappropriation of trade secrets, (with respect to the individuals sued) intentional and negligent interference with contract, breach of contract, intentional interference with prospective economic advantage and trespass, and ask the court to award damages, including punitive damages, and restitution. In February 2007, the court dismissed the trespass claim, without prejudice, and ordered MetroPCS to amend its complaint to clearly identify which claims are being made against each defendant. Two affiliates of MetroPCS filed a first amended complaint which was also dismissed by the court with leave to file a second amended complaint on or before May 14, 2007. It is unclear whether, if the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company intends to vigorously defend against the claims.

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

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court. AWG recently agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with Leap. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the liability, if any, from the AWG and Whittington Lawsuits and the related indemnity claims of the defendants against Leap is not probable or estimable; therefore, no accrual has been made in the Company’s condensed consolidated financial statements as of March 31, 2007 related to these contingencies.

In addition to the matters described above, we are often involved in certain other claims arising in the course of business, seeking monetary damages and other relief. The amount of the liability, if any, from such claims cannot currently be reasonably estimated; therefore, no accruals have been made in the Company’s condensed consolidated financial statements as of March 31, 2007 for such claims.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, other than changes to:

•	the Risk Factor below entitled “We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service,” which has been updated to reflect additional risks related to the competitive landscape for our services;

•	the Risk Factor below entitled “We Expect to Incur Substantial Costs in Connection With the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business,” which has been updated to reflect additional risks related to our plans to build out additional markets;

•	the Risk Factor below entitled “Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated With Our Leverage,” which has been updated to reflect additional risks related to our plans to raise additional indebtedness, including our near term plans to raise additional debt financing for general corporate purposes and the build-out of new markets;

•	the Risk Factor entitled “We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights,” which has been updated to reflect additional risks related to potential infringement claims that could be made against our suppliers; and

•	the Risk Factor below entitled “We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis,” which has been updated to reflect the decision by the FCC to approve the award to Denali License of the license that it won in Auction #66.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $8.1 million for the quarter ended March 31, 2007, $4.1 million for the year ended December 31, 2006, $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.0 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

If We Experience High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. Our turnover could also increase if recent disruptions in the subprime mortgage market affect the ability of our customers to pay for their service. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary, ANB 1 License, was awarded certain licenses in Auction #58. In March 2007, we acquired the remaining 25% interest in ANB 1. In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. In December 2006, we completed the replacement of certain network equipment of a subsidiary of LCW Wireless and, as a result, we now own a 73.3% non-controlling membership interest in LCW Wireless. Both ANB 1 License and LCW Wireless acquired their Auction #58 wireless licenses as “very small business” designated entities under FCC regulations. In July 2006, we acquired an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66 as a “very small business” designated entity under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali, and we plan to have similar agreements in connection with any future joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC recently implemented rule changes aimed at addressing alleged abuses of its designated entity program, affirmed these changes on reconsideration and sought comment on further rule changes. In that proceeding, the FCC re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remains in flux, and parties have already sought further reconsideration or judicial review of these rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. In addition, Sprint Nextel recently began offering on a trial basis a flat rate unlimited service offering under its Boost brand, which is very similar to the Cricket service, and this new service offering may present additional strong competition in markets in which our offerings overlap. Sprint Nextel could expand its Boost service offering into other markets in which we provide service or in which we plan to expand and other carriers may provide similar service plans in these markets. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans.

Many competitors have substantially greater financial and other resources than we have, and we may not be able to compete successfully. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. Prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. In addition, some of our competitors are able to offer their customers roaming services on a nationwide basis and at lower rates. We currently offer roaming services on a prepaid basis. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

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

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire from third parties. Large-scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. If we are unable to fund the build-out of these new markets with cash generated from operations or that is otherwise available to us under our $200 million revolving credit facility, we may be required to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

The spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We considered the estimated cost and time frame required to clear the spectrum for which we and Denali License were declared the winning bidders in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the distribution and utilization of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the Auction #66 spectrum for classified purposes. Although the government has agreed to clear that spectrum to allow the holders to use their AWS licenses in the affected areas, the government is only providing limited information to spectrum holders about these classified uses which creates additional uncertainty about the time at which such spectrum will be available for commercial use.

Although our vendors have announced their intention to manufacture and supply network equipment and handsets that operate in the AWS spectrum bands, network equipment and handsets that support AWS are not presently available. If network equipment and handsets for the AWS spectrum are not made available on a timely basis in the future by our suppliers, our proposed build-outs and launches of new Auction #66 markets could be delayed, which would negatively impact our earnings and cash flows. In addition, if delays in the availability of AWS network equipment and handsets force us to choose a technology platform for our networks other than CDMA, the adoption of such alternative technology solution could have a material adverse effect on our capital expenditures and capital spending plans. Any significant increase in our expected capital expenditures in connection with the build-out and launch of Auction #66 licenses could negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2007, our total outstanding indebtedness under the senior secured credit agreement was $893 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). In October 2006, we issued $750 million in unsecured senior notes. In addition, we expect to raise substantial funds by incurring additional indebtedness in the future. Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. Our substantial indebtedness could have material consequences. For example, it could:

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

As of March 31, 2007, 59.1% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase The Risks Associated With Our Leverage.

We may incur significant additional indebtedness in the future over time, as market conditions permit, to enable us to take advantage of business expansion opportunities. Among other things, we expect to raise significant additional capital in the future to finance the build-out and initial operating costs associated with licenses that we and Denali acquired in Auction #66. In the near term, we are considering raising additional debt financing for general corporate purposes and the build-out of new markets. The terms of our senior unsecured indenture permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our senior secured credit agreement permits us to incur additional indebtedness under various financial ratio tests.

If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. Furthermore, the subsequent build-out of the networks covered by the licenses we acquired in Auction #66 may significantly reduce our free cash flow, increasing the risk that we may not be able to service our indebtedness.

To Service Our Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out our newly acquired wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

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

Covenants in Our Existing Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in The Future May Limit Our Ability To Operate Our Business.

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

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of March 31, 2007, we estimate that approximately 34% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

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

To accommodate expected growth in our business, management has been planning to replace our customer billing and activation system which we outsource to a third party, with a new system. The vendor who provides billing services to us has a contract to provide us services until 2010, but the vendor’s new billing product has been substantially behind schedule and the vendor has missed significant development milestones. If we choose to purchase billing services from a different vendor to meet the requirements of our business and our growing customer base then, despite the existing vendor’s repeated performance issues and its failure to meet significant milestones on its new billing product, the existing vendor may claim that we have breached our obligations under the contract and seek substantial damages. If the vendor were to prevail on any such claim, the resolution of the matter could materially adversely impact our earnings and cash flows.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, on June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2-06-CV-00240-TJW, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including Leap CEO Douglas Hutcheson. The countersuit alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in Auction #66, impose a constructive trust on our business and assets for the benefit of MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. Denali License has since been dismissed, without prejudice, as a counterclaim defendant. Based upon our review of the counterclaims, we believe that we have meritorious defenses and intend to vigorously defend against the counterclaims. If the MetroPCS entities were to prevail in their counterclaims, it could have a material adverse effect on our business, financial condition and results of operations. Also, on September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, Civil Action No. 8:06-CV-01754-T-23TBM, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same” (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. On October 17, 2006, we filed a motion to dismiss the case or, in the alternative, to transfer the case to the Eastern District of Texas. We intend to vigorously defend against these actions.

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

We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business. For example, we purchase certain CDMA handsets that incorporate EV-DO chipsets manufactured by Qualcomm Incorporated which are currently the subject of a patent infringement dispute before the United States International Trade Commission in which Broadcom Corporation is seeking an order banning, among other things, the importation into the U.S. of these EV-DO chipsets and certain products containing them. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to redesign our business operations or systems to avoid claims of infringement or requiring us to purchase products and services at higher prices or from different suppliers.

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

During the three months ended March 31, 2007, Cricket customers used their handsets for an average of approximately 1,510 minutes per month, and some markets were experiencing substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. In addition, call volumes under our Jump Mobile services have been significantly higher than expected. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket and Jump Mobile customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket and Jump Mobile service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrum efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us when required or at a reasonable cost, our results of operations could be adversely affected.

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

The market values of wireless licenses have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sale prices in FCC auctions.

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

If We Experience High Rates of Credit Card, Subscription or Dealer Fraud, Our Ability to Generate Cash Flow Will Decrease.

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

As of May 4, 2007, 68,086,879 shares of Leap common stock were issued and outstanding. Our resale shelf Registration Statement, as amended, registers for resale 16,460,077 shares, or approximately 24.2%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of May 4, 2007, 68,086,879 shares of Leap common stock were issued and outstanding, and 4,553,121 additional shares of Leap common stock were reserved for issuance, including 3,185,708 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, 767,413 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which was 3,404,344 shares as of May 4, 2007, for potential issuance to CSM Wireless, LLC, or CSM, upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 24.6% of Leap common stock as of May 4, 2007. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

Adoption of 2007 Cricket Non-Sales Bonus Plan

During the period covered by this Quarterly Report on Form 10-Q, we adopted the 2007 Cricket Non-Sales Bonus Plan, which we refer to as the 2007 Bonus Plan. The 2007 Bonus Plan is a cash bonus plan for eligible employees of Cricket working a specified minimum number of hours per week, other than employees who participate in Cricket’s separate sales bonus plan. Bonuses are based 75% on our achievement of performance metrics relating to (1) our year-to-date adjusted operating income before depreciation and amortization; and (2) the year-to-date net growth in our customer base. The remaining 25% of bonuses payable to employees is based on an evaluation of the individual employee’s performance.

The foregoing description of the 2007 Bonus Plan is qualified in its entirety by reference to the full text of the plan, a copy of which is attached to this Quarterly Report at Exhibit 10.13.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number		Description of Exhibit

4	.3.2(1)	Third Supplemental Indenture, dated as of April 30, 2007, among Cricket Communications, Inc., Wells Fargo Bank, N.A., as trustee, Leap Wireless International, Inc. and the other guarantors under the Indenture.
10	.3.5(2)	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 15, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10	.3.6(2)	Consent dated March 15, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10	.4.6*	Letter Agreement, dated as of March 5, 2007, regarding termination of Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband I, LLC.
10	.5.2*	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of April 16, 2007, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.11.19*	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10	.13*	2007 Cricket Non-Sales Bonus Plan.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 30, 2007, filed with the SEC on May 4, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated March 15, 2007, filed with the SEC on March 21, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: May 10, 2007	By: /s/ Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2007	By: /s/ Amin I. Khalifa Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)