Form 10-Q
period 2007-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2007-08-09
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on August 3, 2007 was 68,223,709.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and cash equivalents	$327,328	$374,939
Short-term investments	357,444	66,400
Restricted cash, cash equivalents and short-term investments	12,747	13,581
Inventories	90,343	90,185
Other current assets	46,613	53,527

Total current assets	834,475	598,632
Property and equipment, net	1,144,131	1,077,755
Wireless licenses	1,857,312	1,563,958
Assets held for sale	—	8,070
Goodwill	431,896	431,896
Other intangible assets, net	62,965	79,828
Deposits for wireless licenses	758	274,084
Other assets	49,556	58,745

Total assets	$4,381,093	$4,092,968

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$209,584	$316,494
Current maturities of long-term debt	9,000	9,000
Other current liabilities	75,212	74,637

Total current liabilities	293,796	400,131
Long-term debt	2,042,249	1,676,500
Deferred tax liabilities	155,684	149,728
Other long-term liabilities	50,041	47,608

Total liabilities	2,541,770	2,273,967

Minority interests	34,084	30,000

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,217,849 and 67,892,512 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	1,791,961	1,769,772
Retained earnings	12,560	17,436
Accumulated other comprehensive income	711	1,786

Total stockholders’ equity	1,805,239	1,789,001

Total liabilities and stockholders’ equity	$4,381,093	$4,092,968

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Service revenues	$350,212	$230,786	$677,021	$446,626
Equipment revenues	42,997	37,068	105,610	87,916

Total revenues	393,209	267,854	782,631	534,542

Operating expenses:
Cost of service (exclusive of items shown separately below)	(89,622)	(60,255)	(180,571)	(115,459)
Cost of equipment	(81,052)	(52,081)	(193,534)	(110,967)
Selling and marketing	(46,861)	(35,942)	(95,421)	(65,044)
General and administrative	(66,371)	(46,576)	(131,570)	(96,158)
Depreciation and amortization	(72,415)	(53,337)	(141,215)	(107,373)
Impairment of indefinite-lived intangible assets	—	(3,211)	—	(3,211)

Total operating expenses	(356,321)	(251,402)	(742,311)	(498,212)
Net gain on sale of wireless licenses and disposal of operating assets	—	—	940	—

Operating income	36,888	16,452	41,260	36,330
Minority interests in consolidated subsidiaries	652	(134)	2,172	(209)
Interest income	7,134	5,533	12,419	9,727
Interest expense	(27,090)	(8,423)	(53,586)	(15,854)
Other expense, net	—	(5,918)	(637)	(5,383)

Income before income taxes and cumulative effect of change in accounting principle	17,584	7,510	1,628	24,611
Income tax expense	(14,337)	—	(6,504)	—

Income (loss) before cumulative effect of change in accounting principle	3,247	7,510	(4,876)	24,611
Cumulative effect of change in accounting principle	—	—	—	623

Net income (loss)	$3,247	$7,510	$(4,876)	$25,234

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$0.12	$(0.07)	$0.41
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic earnings (loss) per share	$0.05	$0.12	$(0.07)	$0.42

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$0.12	$(0.07)	$0.40
Cumulative effect of change in accounting principle	—	—	—	0.01

Diluted earnings (loss) per share	$0.05	$0.12	$(0.07)	$0.41

Shares used in per share calculations:
Basic	67,124	60,282	66,998	60,282

Diluted	68,800	61,757	66,998	61,651

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net cash provided by operating activities	$106,159	$101,781

Investing activities:
Purchases of property and equipment	(237,908)	(187,004)
Change in prepayments for purchases of property and equipment	11,187	5,683
Purchases of and deposits for wireless licenses	(2,361)	(532)
Proceeds from sale of wireless licenses	9,500	—
Purchases of investments	(380,743)	(88,535)
Sales and maturities of investments	91,360	123,657
Purchase of minority interest	(4,706)	—
Purchase of membership units	(13,182)	—
Changes in restricted cash, cash equivalents and short-term investments, net	834	(101)

Net cash used in investing activities	(526,019)	(146,832)

Financing activities:
Proceeds from long-term debt	370,480	900,000
Repayment of long-term debt	(4,500)	(594,444)
Payment of debt issuance costs	(1,319)	(3,268)
Payment of fees related to forward equity sale	—	(219)
Minority interest contributions	—	2,222
Proceeds from issuance of common stock, net	7,588	725

Net cash provided by financing activities	372,249	305,016

Net increase (decrease) in cash and cash equivalents	(47,611)	259,965
Cash and cash equivalents at beginning of period	374,939	293,073

Cash and cash equivalents at end of period	$327,328	$553,038

Supplementary cash flow information:
Cash paid for interest	$72,295	$23,641
Cash paid for income taxes	$341	$218

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “JumpTM Mobile” brands. Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Jump Mobile service offers customers a per-minute prepaid wireless service. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket and Jump Mobile services are offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and by Alaska Native Broadband 1 License, LLC (“ANB 1 License”), an indirect wholly owned subsidiary of Cricket. Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”) and a designated entity under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which purchased a wireless license in the Great Lakes area in the FCC’s auction for Advanced Wireless Service licenses (“Auction #66”) as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”). Leap, Cricket, and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as “the Company.”

In March 2007, Cricket acquired the remaining 25% of the membership interests in Alaska Native Broadband 1, LLC (“ANB 1”), following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. As a result of the acquisition, ANB 1 and its wholly owned subsidiary, ANB 1 License, became direct and indirect wholly owned subsidiaries, respectively, of Cricket.

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the six months ended June 30, 2007, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

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

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. Cricket service offers customers unlimited wireless service for a flat monthly rate, and Jump Mobile service offers customers a per-minute prepaid wireless service. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check. In general, the Company’s customers are considered more likely to terminate service for inability to pay than the customers of other wireless providers. Service revenues are recognized only after payment has been received and service has been rendered. New and reactivating customers are required to pay for their service in advance and, generally, customers who activated their service prior to May 2006 pay in arrears.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers and distributors are recognized as equipment revenues when service is activated by customers, as the Company is currently unable to reliably estimate the level of price reductions ultimately available to such dealers and distributors until the handsets are sold through to customers. Handsets sold to third-party dealers and distributors are recorded as inventory until they are sold to and service is activated by customers.

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

Selling and Marketing.  Selling and marketing expenses primarily include advertising expenses, promotional and public relations costs associated with acquiring new customers, store operating costs (such as retail associates’ salaries and rent), and overhead charges associated with selling and marketing functions.

General and Administrative.  General and administrative expenses primarily include call center and other customer care program costs and salary, overhead and outside consulting costs associated with the Company’s customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. As a component of construction-in-progress, the Company capitalizes salaries and related costs of engineering and technical operations employees during the construction period, to the extent time and expense are contributed to the construction effort. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of 10 years. During the three and six months ended June 30, 2007, the Company capitalized interest of $11.2 million and $21.9 million, respectively, to property and equipment. During the three and six months ended June 30, 2006, the Company capitalized interest of $4.5 million and $8.9 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of June 30, 2007 and December 31, 2006, there was no property or equipment classified as assets held for sale.

Wireless Licenses

Wireless licenses are initially recorded at cost and are not amortized. Wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future, and wireless licenses may be renewed every ten to fifteen years for a nominal fee. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of June 30, 2007 there were no wireless licenses classified as assets held for sale. As of December 31, 2006, wireless licenses with a carrying value of $8.1 million were classified as assets held for sale.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporate entities in which it has a voting interest of 20% to 50% or in which it otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee’s revenue and cost trends, liquidity and cash position, market acceptance of the investee’s products/services, any significant news that has been released specific to the investee, and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction in the carrying value of its investment and a corresponding charge to earnings.

Concentrations

The Company generally relies on one key vendor for billing services and one key vendor for handset logistics. Loss or disruption of these services could adversely affect the Company’s business.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Cost of service	$466	$261	$1,145	$519
Selling and marketing expenses	560	473	1,561	800
General and administrative expenses	4,869	3,954	11,933	8,095

Share-based compensation expense before tax	5,895	4,688	14,639	9,414
Related income tax expense*	3,432	—	—	—

Share-based compensation expense, net of tax	$9,327	$4,688	$14,639	$9,414

Net share-based compensation expense per share:
Basic	$0.14	$0.08	$0.22	$0.16

Diluted	$0.14	$0.08	$0.22	$0.15

*	See income taxes policy footnote below.

Income Taxes

The Company’s provision for income taxes during interim reporting periods has historically been based on an estimate of the annual effective tax rate for the full fiscal year. The annual effective tax rate computation includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss) and the Company’s current projection for 2007 is close to break even. The Company’s projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because the Company’s projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. In accordance with paragraph 82 of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” the Company has computed its provision for income taxes for the three and six months ended June 30, 2007 based on the actual effective tax rate by applying the discrete method.

The Company provides for income taxes in each of the jurisdictions in which it operates. This process involves calculating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards.

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment, the Company has weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. At June 30, 2007, the Company has cumulative pre-tax income of approximately $50 million since its emergence from bankruptcy in August 2004. Accordingly, the Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” up to $222.6 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of income tax expense.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and during the three and six months ended June 30, 2007, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and for the three and six months ended June 30, 2007. All of the Company’s tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$3,247	$7,510	$(4,876)	$25,234
Other comprehensive income:
Net unrealized holding gains (losses) on investments, net of tax	16	(25)	(11)	(42)
Unrealized gains (losses) on interest rate swaps, net of tax	130	1,119	(1,064)	3,268

Comprehensive income (loss)	$3,393	$8,604	$(5,951)	$28,460

Components of accumulated other comprehensive income consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Net unrealized holding losses on investments, net of tax	$(15)	$(4)
Unrealized gains on interest rate swaps, net of tax	726	1,790

Accumulated other comprehensive income	$711	$1,786

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

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2007	2006

Other current assets:
Accounts receivable, net	$21,974	$37,422
Prepaid expenses	20,219	11,808
Other	4,420	4,297

	$46,613	$53,527

Property and equipment, net:
Network equipment	$1,270,299	$1,134,807
Computer equipment and other	114,158	93,816
Construction-in-progress	270,681	237,813

	1,655,138	1,466,436
Accumulated depreciation	(511,007)	(388,681)

	$1,144,131	$1,077,755

Accounts payable and accrued liabilities:
Trade accounts payable	$96,511	$218,019
Accrued payroll and related benefits	29,923	29,450
Other accrued liabilities	83,150	69,025

	$209,584	$316,494

Other current liabilities:
Deferred revenue	$23,845	$27,933
Accrued sales, telecommunications, property and other taxes payable	32,209	26,899
Accrued interest	13,420	13,671
Other	5,738	6,134

	$75,212	$74,637

Note 4.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the period increased by the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights, and warrants.

A reconciliation of weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Weighted-average shares outstanding — basic earnings (loss) per share	67,124	60,282	66,998	60,282
Effect of dilutive common share equivalents:
Non-qualified stock options	717	176	—	96
Restricted stock awards	479	926	—	913
Employee stock purchase rights	5	—	—	—
Warrants	475	373	—	360

Adjusted weighted-average shares outstanding — diluted earnings (loss) per share	68,800	61,757	66,998	61,651

The number of common share equivalents not included in the computation of diluted earnings per share, because the effect of their inclusion would have been antidilutive, totaled 0.6 million for the three months ended June 30, 2007 and 1.0 million and 1.1 million for the three and six months ended June 30, 2006, respectively. The Company incurred a loss for the six months ended June 30, 2007; therefore, 4.8 million common share equivalents were excluded from the computation of diluted earnings (loss) per share for that period.

Note 5.	Long-Term Debt

Long-term debt as of June 30, 2007 and December 31, 2006 was comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006

Term loans under senior secured credit facilities	$931,000	$935,500
Senior notes	1,120,249	750,000

	2,051,249	1,685,500
Current maturities of long-term debt	(9,000)	(9,000)

	$2,042,249	$1,676,500

Senior Secured Credit Facilities

In March 2007, the Company entered into an agreement amending Cricket’s senior secured credit facility. The new facility under Cricket’s amended and restated senior secured credit agreement (the “Credit Agreement”) consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. The new term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. These new interest rates represented a reduction of 50 basis points from the rates previously applicable to the term loan prior to the amendment. During the quarter ended June 30, 2007, Leap’s corporate family debt rating was increased and the interest rate on the term loan was reduced by an additional 25 basis points in accordance with the terms of the Credit Agreement. Accordingly, the amendment during the first quarter and the adjustment during the second quarter represent an aggregate 75 basis point reduction to the interest rate spread that was applicable to the term loan at December 31, 2006. Outstanding borrowings under the new term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). If the new term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

To the extent they exist, outstanding borrowings under the revolving credit facility are due in June 2011. As of June 30, 2007, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.0% or the bank base rate plus 1.0%, as selected by Cricket, with the rate subject to adjustment based on the Company’s consolidated senior secured leverage ratio.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in joint ventures relating to the FCC’s Auction #66, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of LCW Wireless and other joint ventures.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) participated in the syndication of the new term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

At June 30, 2007, the effective interest rate on the term loan was 7.2%, which includes the effect of interest rate swaps, and the outstanding indebtedness was $891.0 million. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s total outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company is in compliance with this requirement. Prior to June 29, 2007, the Company had interest rate swap agreements with respect to $355 million of its debt which effectively fixed the interest rate on $250 million of indebtedness at 6.2% and $105 million of indebtedness at 6.3% through June 2007 and 2009, respectively. Because the interest rate swap with respect to $250 million of indebtedness was to expire on June 30, 2007, the Company entered into a new interest rate swap on June 29, 2007 which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 7.3% through June 2009. As a result, the Company had interest rate swap agreements with respect to $255 million of its debt as of June 30, 2007. The fair value of the swap agreements at June 30, 2007 and December 31, 2006 was $2.1 million and $3.2 million, respectively, and was recorded in other assets in the condensed consolidated balance sheets.

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At June 30, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets; make certain investments; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due 2014 in a private placement to institutional buyers. During the second quarter, the Company offered to exchange the notes for identical notes that had been registered with the Securities and Exchange Commission (“SEC”), and all notes were tendered for exchange.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears, which interest payments commenced in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness (Note 8).

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

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a director of Leap) purchased an aggregate of $25 million principal amount of unsecured senior notes in the Company’s October 2006 private placement. In March 2007, these notes were sold by the Highland entities to a third party.

On June 6, 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and will be amortized as a reduction to interest expense over the term of the notes. At June 30, 2007, the effective interest rate on the $350 million of unsecured senior notes was 8.3%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event the Company does not meet the registration statement filing requirements. The Company currently intends to file a registration statement, have it declared effective and consummate any exchange offer within these time periods. Accordingly, the Company does not believe that payment under the registration payment arrangement is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Note 6.	Significant Acquisitions and Dispositions

In January 2007, the Company completed the sale of three wireless licenses that it was not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million. There were no significant acquisitions or dispositions during the three months ended June 30, 2007.

On June 22, 2007, the Company purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $13.2 million. The Company uses the equity method to account for its investment. The Company’s equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s condensed consolidated financial statements.

Note 7.	Commitments and Contingencies

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including the Company’s Chief Executive Officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On September 22, 2006, Royal Street Communications,

LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court has ordered that the Royal Street case be transferred to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street, and Royal Street has filed a motion for reconsideration of the court’s ruling. The Company intends to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In the current complaint, the current plaintiffs allege unfair competition, misappropriation of trade secrets, intentional interference with contract (with respect to Cricket), breach of contract (with respect to Leap), intentional interference with prospective economic advantage and trespass, and asks the court to award damages, including punitive damages, and restitution. In response to demurrers by the Company and by the court, two of the plaintiffs have amended their complaint twice, dropped the other plaintiffs, and have been given leave to amend it a third time. The Company intends to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 6, 2007, the Company was sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by the Company infringe a patent relating to mobile entertainment features, and the complaint seeks damages, an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. On June 7, 2007, the Company was sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by the Company infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages and attorneys’ fees. The Company intends to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. The Company has notified its handset suppliers of these lawsuits, the majority of which were also sued by Minerva and Thomas in other actions, and anticipates that it will tender the claims to certain of its handset suppliers. Based on its preliminary review, the Company anticipates that it will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, the Company was sued by Ronald A. Katz Technology Licensing, L.P., or Katz, in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that the Company has infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages, an injunction, and attorneys’ fees. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

American Wireless Group

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Other

In addition to the matters described above, the Company is often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which matters, based upon current information, is currently expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 8.	Guarantor Financial Information

The $1,100 million of unsecured senior notes issued by Cricket (the “Issuing Subsidiary”) are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, including Cricket’s subsidiaries that hold real property interests or wireless licenses, ANB 1 and ANB 1 License (collectively, the “Guarantor Subsidiaries”).

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

Condensed consolidating financial information of the Guarantor Parent Company, Issuing Subsidiary, Guarantor Subsidiaries, non-guarantor subsidiaries and total consolidated Leap and subsidiaries as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of June 30, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$26	$287,640	$23,667	$15,995	$—	$327,328
Short-term investments	—	357,444	—	—	—	357,444
Restricted cash, cash equivalents and short-term investments	7,655	4,454	638	—	—	12,747
Inventories	—	88,027	1,732	584	—	90,343
Other current assets	1,299	25,431	19,578	305	—	46,613

Total current assets	8,980	762,996	45,615	16,884	—	834,475
Property and equipment, net	72	951,252	143,222	50,172	(587)	1,144,131
Investments in and advances to affiliates and consolidated subsidiaries	1,832,955	2,090,083	186,702	—	(4,109,740)	—
Wireless licenses	—	7,464	1,528,869	320,979	—	1,857,312
Goodwill	—	431,896	—	—	—	431,896
Other intangible assets, net	—	62,678	—	287	—	62,965
Deposits for wireless licenses	—	—	758	—	—	758
Other assets	40	44,866	2,216	2,434	—	49,556

Total assets	$1,842,047	$4,351,235	$1,907,382	$390,756	$(4,110,327)	$4,381,093

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,331	$188,777	$9,804	$4,672	$—	$209,584
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	30,477	203,691	87,942	3,426	(325,536)	—
Other current liabilities	—	50,144	23,332	1,736	—	75,212

Total current liabilities	36,808	451,612	121,078	9,834	(325,536)	293,796
Long-term debt	—	2,002,249	310,535	292,148	(562,683)	2,042,249
Deferred tax liabilities	—	10,502	145,182	—	—	155,684
Other long-term liabilities	—	44,491	4,363	1,187	—	50,041

Total liabilities	36,808	2,508,854	581,158	303,169	(888,219)	2,541,770
Minority interests	—	21,732	—	—	12,352	34,084
Membership units subject to repurchase	—	—	—	20,098	(20,098)	—
Stockholders’ equity	1,805,239	1,820,649	1,326,224	67,489	(3,214,362)	1,805,239

Total liabilities and stockholders’ equity	$1,842,047	$4,351,235	$1,907,382	$390,756	$(4,110,327)	$4,381,093

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$318,290	$13,052	$43,391	$—	$374,939
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,258	495	735	—	13,581
Inventories	—	87,303	2,080	802	—	90,185
Other current assets	877	39,827	12,432	391	—	53,527

Total current assets	9,176	516,078	28,059	45,319	—	598,632
Property and equipment, net	117	892,093	147,521	38,024	—	1,077,755
Investments in and advances to affiliates and consolidated subsidiaries	1,815,873	2,047,241	154,253	—	(4,017,367)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	431,896	—	—	—	431,896
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	43	45,616	11,259	1,827	—	58,745

Total assets	$1,825,209	$4,012,333	$1,876,736	$396,057	$(4,017,367)	$4,092,968

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,789	$274,356	$25,104	$10,245	$—	$316,494
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	29,419	169,794	70,776	9,862	(279,851)	—
Other current liabilities	—	60,167	14,006	464	—	74,637

Total current liabilities	36,208	513,317	109,886	20,571	(279,851)	400,131
Long-term debt	—	1,636,500	277,955	271,442	(509,397)	1,676,500
Deferred tax liabilities	—	10,502	139,226	—	—	149,728
Other long-term liabilities	—	42,467	4,155	986	—	47,608

Total liabilities	36,208	2,202,786	531,222	292,999	(789,248)	2,273,967
Minority interests	—	5,978	—	—	24,022	30,000
Stockholders’ equity	1,789,001	1,803,569	1,345,514	103,058	(3,252,141)	1,789,001

Total liabilities and stockholders’ equity	$1,825,209	$4,012,333	$1,876,736	$396,057	$(4,017,367)	$4,092,968

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$306,034	$35,933	$8,245	$—	$350,212
Equipment revenues	—	50,019	1,858	908	(9,788)	42,997
Other revenues	—	13	13,593	—	(13,606)	—

Total revenues	—	356,066	51,384	9,153	(23,394)	393,209

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(86,939)	(12,713)	(3,563)	13,593	(89,622)
Cost of equipment	—	(77,392)	(10,480)	(2,968)	9,788	(81,052)
Selling and marketing	—	(37,820)	(6,805)	(2,236)	—	(46,861)
General and administrative	(489)	(55,087)	(9,152)	(1,656)	13	(66,371)
Depreciation and amortization	(23)	(64,259)	(5,984)	(2,149)	—	(72,415)

Total operating expenses	(512)	(321,497)	(45,134)	(12,572)	23,394	(356,321)

Operating income (loss)	(512)	34,569	6,250	(3,419)	—	36,888
Minority interests in consolidated subsidiaries	—	(370)	—	—	1,022	652
Equity in net income (loss) of consolidated subsidiaries	3,749	(19,312)	—	—	15,563	—
Interest income	10	24,575	174	203	(17,828)	7,134
Interest expense	—	(26,696)	(9,247)	(8,387)	17,240	(27,090)

Income (loss) before income taxes	3,247	12,766	(2,823)	(11,603)	15,997	17,584
Income tax expense	—	(9,017)	(5,320)	—	—	(14,337)

Net income (loss)	$3,247	$3,749	$(8,143)	$(11,603)	$15,997	$3,247

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$598,566	$64,276	$14,179	$—	$677,021
Equipment revenues	—	117,476	5,310	2,134	(19,310)	105,610
Other revenues	—	26	26,621	—	(26,647)	—

Total revenues	—	716,068	96,207	16,313	(45,957)	782,631

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(175,366)	(25,161)	(6,665)	26,621	(180,571)
Cost of equipment	—	(184,906)	(20,191)	(7,747)	19,310	(193,534)
Selling and marketing	(8)	(77,373)	(13,402)	(4,638)	—	(95,421)
General and administrative	(810)	(110,115)	(17,844)	(2,827)	26	(131,570)
Depreciation and amortization	(46)	(125,123)	(11,990)	(4,056)	—	(141,215)

Total operating expenses	(864)	(672,883)	(88,588)	(25,933)	45,957	(742,311)
Net gain (loss) on sale of wireless licenses and disposal of operating assets	—	(311)	1,251	—	—	940

Operating income (loss)	(864)	42,874	8,870	(9,620)	—	41,260
Minority interests in consolidated subsidiaries	—	(550)	—	—	2,722	2,172
Equity in net loss of consolidated subsidiaries	(4,032)	(43,795)	—	—	47,827	—
Interest income	20	45,754	350	579	(34,284)	12,419
Interest expense	—	(52,106)	(17,578)	(17,598)	33,696	(53,586)
Other expense, net	—	(625)	(12)	—	—	(637)

Income (loss) before income taxes	(4,876)	(8,448)	(8,370)	(26,639)	49,961	1,628
Income tax (expense) benefit	—	4,416	(10,920)	—	—	(6,504)

Net loss	$(4,876)	$(4,032)	$(19,290)	$(26,639)	$49,961	$(4,876)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2006
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$225,154	$5,632	$ —	$—	$230,786
Equipment revenues	—	38,855	1,370	—	(3,157)	37,068
Other revenues	—	156	9,937	—	(10,093)	—

Total revenues	—	264,165	16,939	—	(13,250)	267,854

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(65,627)	(4,565)	—	9,937	(60,255)
Cost of equipment	—	(51,605)	(3,633)	—	3,157	(52,081)
Selling and marketing	—	(29,646)	(6,296)	—	—	(35,942)
General and administrative	(1,111)	(41,052)	(4,569)	—	156	(46,576)
Depreciation and amortization	(24)	(51,624)	(1,689)	—	—	(53,337)
Impairment of indefinite-lived intangible assets	—	—	(3,211)	—	—	(3,211)

Total operating expenses	(1,135)	(239,554)	(23,963)	—	13,250	(251,402)

Operating income (loss)	(1,135)	24,611	(7,024)	—	—	16,452
Minority interests in consolidated subsidiaries	—	(134)	—	—	—	(134)
Equity in net income (loss) of consolidated subsidiaries	8,636	(12,080)	—	—	3,444	—
Interest income	9	7,940	146	—	(2,562)	5,533
Interest expense	—	(8,423)	(2,562)	—	2,562	(8,423)
Other expense, net	—	(5,918)	—	—	—	(5,918)

Income (loss) before income taxes	7,510	5,996	(9,440)	—	3,444	7,510
Income tax (expense) benefit	—	2,640	(2,640)	—	—	—

Net income (loss)	$7,510	$8,636	$(12,080)	$	$3,444	$7,510

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2006
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$439,472	$7,154	$ —	$—	$446,626
Equipment revenues	—	89,108	2,769	—	(3,961)	87,916
Other revenues	—	208	19,494	—	(19,702)	—

Total revenues	—	528,788	29,417	—	(23,663)	534,542

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(128,298)	(6,655)	—	19,494	(115,459)
Cost of equipment	—	(108,094)	(6,834)	—	3,961	(110,967)
Selling and marketing	—	(55,805)	(9,239)	—	—	(65,044)
General and administrative	(2,121)	(84,709)	(9,536)	—	208	(96,158)
Depreciation and amortization	(54)	(104,974)	(2,345)	—	—	(107,373)
Impairment of indefinite-lived intangible assets	—	—	(3,211)	—	—	(3,211)

Total operating expenses	(2,175)	(481,880)	(37,820)	—	23,663	(498,212)

Operating income (loss)	(2,175)	46,908	(8,403)		—	36,330
Minority interests in consolidated subsidiaries	—	(209)	—	—	—	(209)
Equity in net income (loss) of consolidated subsidiaries	27,392	(18,256)	—	—	(14,416)	—
Interest income	17	13,190	184	—	(3,664)	9,727
Interest expense	—	(15,854)	(3,664)	—	3,664	(15,854)
Other expense, net	—	(5,381)	(2)	—	—	(5,383)

Income (loss) before income taxes and cumulative effect of change in accounting principle	25,234	20,398	(11,885)	—	(9,136)	24,611
Income tax (expense) benefit	—	6,371	(6,371)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	25,234	26,769	(18,256)	—	(9,136)	24,611
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$25,234	$27,392	$(18,256)	$	$(9,136)	$25,234

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(425)	$131,176	$(4,310)	$(20,282)	$—	$106,159

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(206,921)	(7,768)	(12,032)	—	(226,721)
Purchases of and deposits for wireless licenses	—	(890)	(1,663)	192	—	(2,361)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(380,743)	—	—	—	(380,743)
Sales and maturities of investments	—	91,360	—	—	—	91,360
Investments in and advances to affiliates and consolidated subsidiaries	(7,588)	(4,706)	—	—	7,588	(4,706)
Purchase of membership units	—	(13,182)	—	—	—	(13,182)
Other	245	(2)	(144)	735	—	834

Net cash used in investing activities	(7,343)	(515,084)	(75)	(11,105)	7,588	(526,019)

Financing activities:
Proceeds from long-term debt	—	370,480	15,000	4,000	(19,000)	370,480
Issuance of related party debt	—	(19,000)	—	—	19,000	—
Repayment of long-term debt	—	(4,500)	—	—	—	(4,500)
Payment of debt issuance costs	—	(1,310)	—	(9)	—	(1,319)
Capital contributions, net	7,588	7,588	—	—	(7,588)	7,588

Net cash provided by financing activities	7,588	353,258	15,000	3,991	(7,588)	372,249

Net increase (decrease) in cash and cash equivalents	(180)	(30,650)	10,615	(27,396)	—	(47,611)
Cash and cash equivalents at beginning of period	206	318,290	13,052	43,391	—	374,939

Cash and cash equivalents at end of period	$26	$287,640	$23,667	$15,995	$—	$327,328

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006
(in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$288	$95,074	$6,419	$—	$—	$101,781

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(98,771)	(82,550)	—	—	(181,321)
Purchases of and deposits for wireless licenses	—	—	(532)	—	—	(532)
Purchases of investments	—	(88,535)	—	—	—	(88,535)
Sales and maturities of investments	—	123,657	—	—	—	123,657
Investments in and advances to affiliates and consolidated subsidiaries	(506)	(6,663)	—	—	7,169	—
Other	(101)	—	—	—	—	(101)

Net cash used in investing activities	(607)	(70,312)	(83,082)		7,169	(146,832)

Financing activities:
Proceeds from long-term debt	—	900,000	71,406	—	(71,406)	900,000
Issuance of related party debt	—	(71,406)	—	—	71,406	—
Repayment of long-term debt	—	(594,444)	—	—	—	(594,444)
Payment of debt issuance costs	—	(3,268)	—	—	—	(3,268)
Capital contributions, net	506	506	8,885	—	(7,169)	2,728

Net cash provided by financing activities	506	231,388	80,291		(7,169)	305,016

Net increase in cash and cash equivalents	187	256,150	3,628	—	—	259,965
Cash and cash equivalents at beginning of period	46	291,456	1,571	—	—	293,073

Cash and cash equivalents at end of period	$233	$547,606	$5,199	$	$—	$553,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute market expansion plans;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through cash from operations, our revolving credit facility or additional capital, delays in the availability of network equipment and handsets for the AWS spectrum we acquired in Auction #66, or delays by existing U.S. government and other private sector wireless operations in clearing the AWS spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” and “JumpTM Mobile” brands. Our Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Our Jump Mobile service offers customers a per-minute prepaid wireless service.

Cricket and Jump Mobile services are offered by Cricket, a wholly owned subsidiary of Leap, and by ANB 1 License, an indirect wholly owned subsidiary of Cricket. Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, a designated entity under Federal Communications Commission, or FCC, regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which purchased a wireless license in the Great Lakes area in the FCC’s auction for Advanced Wireless Service licenses, or Auction #66, as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License. In March 2007, Cricket acquired the remaining 25% of the membership interests in Alaska Native Broadband 1, LLC, or ANB 1, following the exercise by Alaska Native Broadband, LLC of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. As a result of the acquisition, ANB 1 and its wholly owned subsidiary, ANB 1 License, became direct and indirect wholly owned subsidiaries, respectively, of Cricket.

At June 30, 2007, Cricket and Jump Mobile services were offered in 23 states and had approximately 2,675,000 customers. As of June 30, 2007, we, LCW Operations and Denali License owned wireless licenses covering an aggregate of 184.3 million POPs (adjusted to eliminate duplication from overlapping licenses), and the combined network footprint in our operating markets covered approximately 51 million POPs, which includes new markets in Raleigh, North Carolina, Charleston, South Carolina, and Rochester, New York. The licenses we and Denali purchased in Auction #66, together with the existing licenses we own, provide 20MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

In addition to the 51 million POPs we currently cover with our combined network footprint, we estimate that we and Denali License hold licenses in markets that cover up to approximately 85 million additional POPs that are suitable for Cricket service. We expect that we and Denali License will offer Cricket service to a substantial majority of these additional POPs over time. We and Denali License have already begun the build-out of the Auction #66 markets and expect to launch a significant number of markets in 2008 and 2009. We and Denali License may also develop some of the licenses covering these additional POPs through partnerships with others.

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

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility, which was undrawn as of June 30, 2007. We may also generate liquidity through capital market transactions or the sale of assets that are not material to or are not required for the ongoing operation of our business. See “Liquidity and Capital Resources” below.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and six months ended June 30, 2007 (in thousands, except percentages):

	Three Months Ended June 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent

Revenues:
Service revenues	$350,212		$230,786		$119,426	51.7%
Equipment revenues	42,997		37,068		5,929	16.0%

Total revenues	393,209		267,854		125,355	46.8%

Operating expenses:
Cost of service	89,622	25.6%	60,255	26.1%	29,367	48.7%
Cost of equipment	81,052	23.1%	52,081	22.6%	28,971	55.6%
Selling and marketing	46,861	13.4%	35,942	15.6%	10,919	30.4%
General and administrative	66,371	19.0%	46,576	20.2%	19,795	42.5%
Depreciation and amortization	72,415	20.7%	53,337	23.1%	19,078	35.8%
Impairment of indefinite-lived intangible assets	—	0.0%	3,211	1.4%	(3,211)	(100)%

Total operating expenses	356,321	101.7%	251,402	108.9%	104,919	41.7%

Operating income	$36,888	10.5%	$16,452	7.1%	$20,436	124.2%

	Six Months Ended June 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent

Revenues:
Service revenues	$677,021		$446,626		$230,395	51.6%
Equipment revenues	105,610		87,916		17,694	20.1%

Total revenues	782,631		534,542		248,089	46.4%

Operating expenses:
Cost of service	180,571	26.7%	115,459	25.9%	65,112	56.4%
Cost of equipment	193,534	28.6%	110,967	24.8%	82,567	74.4%
Selling and marketing	95,421	14.1%	65,044	14.6%	30,377	46.7%
General and administrative	131,570	19.4%	96,158	21.5%	35,412	36.8%
Depreciation and amortization	141,215	20.9%	107,373	24.0%	33,842	31.5%
Impairment of indefinite-lived intangible assets	—	0.0%	3,211	0.7%	(3,211)	(100)%

Total operating expenses	742,311	109.6%	498,212	111.6%	244,099	49.0%
Net gain on sale of wireless licenses and disposal of operating assets	940	0.1%	—	0.0%	940	100.0%

Operating income	$41,260	6.1%	$36,330	8.1%	$4,930	13.6%

The following tables summarize customer activity for the three and six months ended June 30, 2007:

			Change
	2007	2006	Amount	Percent

For the Three Months Ended June 30:
Gross customer additions	462,434	253,033	209,401	82.8%
Net customer additions	126,791	57,683	69,108	119.8%
Weighted average number of customers	2,586,900	1,790,232	796,668	44.5%
As of June 30:
Total customers	2,674,963	1,836,390	838,573	45.7%

			Change
	2007	2006	Amount	Percent

For the Six Months Ended June 30:
Gross customer additions	1,027,489	531,403	496,086	93.4%
Net customer additions	445,137	168,092	277,045	164.8%
Weighted average number of customers	2,490,030	1,754,290	735,740	41.9%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Service Revenues

Service revenues increased $119.4 million, or 51.7%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 44.5% increase in average total customers due to new market launches and existing market customer growth and a 5.0% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Service revenues increased $230.4 million, or 51.6%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 41.9% increase in average total customers due to new market launches and existing market customer growth and a 6.8% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment Revenues

Equipment revenues increased $5.9 million, or 16.0%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. An increase of 67.5% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel.

Equipment revenues increased $17.7 million, or 20.1%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. An increase of 80.8% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel.

Cost of Service

Cost of service increased $29.4 million, or 48.7%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 25.6% from 26.1% in the prior year period. Variable product costs increased by 2.3% of service revenues due to increased customer usage of our value-added services. Network infrastructure costs declined by 2.1% of service revenues primarily because of a reduction in liabilities for cell site remediation costs and benefits of scale. During the second quarter, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain of our cell sites at the end of the lease term, resulting in a net gain of $6.1 million. In addition, there was a 0.8%

decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of service increased $65.1 million, or 56.4%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 26.7% from 25.9% in the prior year period. Variable product costs increased by 1.5% as a percentage of service revenues due to increased customer usage of our value-added services. Network infrastructure costs increased by 0.3% of service revenues due primarily to increased lease and network transport costs associated with the launch of our new markets, offset in part by a reduction in liabilities for cell site remediation costs and the benefits of scale. During the second quarter, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain of our cell sites at the end of the lease term, resulting in a net gain of $6.1 million. Partially offsetting these increases was a 1.0% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of Equipment

Cost of equipment increased $29.0 million, or 55.6%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 67.5% increase in handset sales volume.

Cost of equipment increased $82.6 million, or 74.4%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to an 80.8% increase in handset sales volume.

Selling and Marketing Expenses

Selling and marketing expenses increased $10.9 million, or 30.4%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.4% from 15.6% in the prior year period. This decrease was due to a 1.2% decrease in media and advertising costs as a percentage of service revenues reflecting the large new market launches in the prior year quarter, including in the Houston, Cincinnati, and San Antonio areas, and the advertising costs associated with those launches. This decrease was also attributed to a 1.1% decrease in store and staffing costs due to the increase in service revenues and consequent benefits of scale.

Selling and marketing expenses increased $30.4 million, or 46.7%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.1% from 14.6% in the prior year period. This decrease was primarily attributed to a 0.7% decrease in store and staffing costs due to the increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses increased $19.8 million, or 42.5%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.0% from 20.0% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $35.4 million, or 36.8%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.4% from 21.5% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $19.1 million, or 35.8%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out of our new markets and the improvement and expansion of our existing markets. As a percentage of service revenues, such expenses decreased as compared to the corresponding period of the prior year.

Depreciation and amortization expense increased $33.8 million, or 31.5%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out of our new markets and the improvement and expansion of our existing markets. As a percentage of service revenues, such expenses decreased as compared to the corresponding period of the prior year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30,
	2007	2006	Change

Minority interests in consolidated subsidiaries	$652	$(134)	$786
Interest income	7,134	5,533	1,601
Interest expense	(27,090)	(8,423)	(18,667)
Other income (expense), net	—	(5,918)	5,918
Income tax expense	(14,337)	—	(14,337)

	Six Months Ended June 30,
	2007	2006	Change

Minority interests in consolidated subsidiaries	$2,172	$(209)	$2,381
Interest income	12,419	9,727	2,692
Interest expense	(53,586)	(15,854)	(37,732)
Other expense, net	(637)	(5,383)	(4,747)
Income tax expense	(6,504)	—	(6,504)

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Minority Interests

Minority interests in consolidated subsidiaries primarily reflects the share of net gains or losses allocated to the other members of certain consolidated entities, as well as accretion expense associated with certain members’ put options.

Interest Income

Interest income increased $1.6 million for the three months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily due to an increase in our short-term investments made with the proceeds received from our issuance of $350 million of unsecured senior notes during the current quarter.

Interest income increased $2.7 million for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily due to an increase in our short-term investments made with the proceeds received from our issuance of $350 million of unsecured senior notes during the current quarter.

Interest Expense

Interest expense increased $18.7 million for the three months ended June 30, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $750 million of unsecured senior notes in October 2006 and from our issuance of $350 million of unsecured senior notes on June 6, 2007. We capitalized $11.2 million of interest during the three months ended June 30, 2007 compared to $4.5 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2007 and beyond. See “Liquidity and Capital Resources” below.

Interest expense increased $37.7 million for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from the increase in the amount of the term loan under our amended and restated senior secured credit agreement by approximately $307 million during the second quarter of 2006. Further, the increase in interest expense resulted from our issuance of $750 million of unsecured senior notes in October 2006 and from our issuance of $350 million of unsecured senior notes on June 6, 2007. We capitalized $21.9 million of interest during the six months ended June 30, 2007 compared to $8.9 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2007 and beyond. See “Liquidity and Capital Resources” below.

Income Tax Expense

Our provision for income taxes during interim reporting periods has historically been based on an estimate of the annual effective tax rate for the full fiscal year. The annual effective tax rate computation includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss) and our current projection for 2007 is close to break even. Our projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. In accordance with paragraph 82 of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, we have computed our provision for income taxes for the three and six months ended June 30, 2007 based on the actual effective tax rate by applying the discrete method.

During the three and six months ended June 30, 2007, we recorded income tax expense of $14.3 million and $6.5 million, respectively, compared to no income tax expense for the three and six months ended June 30, 2006. We recorded a tax benefit in the three months ended March 31, 2007 due to the application of the effective tax rate method to a pre-tax loss for the quarter. Due to the adoption of the discrete method in the three and six months ended June 30, 2007, as explained above, the tax expense for the three months ended June 30, 2007 is comprised of a reversal of the benefit recorded in the first three months of 2007 as well as the tax expense for the first six months of 2007, primarily consisting of the impact of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill.

We expect that we will recognize income tax expense for the full year 2007 despite the fact that we have recorded a full valuation allowance on our deferred tax assets. This is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes. We do not expect to release any fresh-start related valuation allowance from 2007 ordinary income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss and capital loss carryforwards. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. At June 30, 2007, we have cumulative pre-tax income of approximately $50 million since our emergence from bankruptcy in August 2004. Accordingly, we will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. At such time that we determine that it is more likely than not that the deferred tax assets are realizable, the release of up to $222.6 million of valuation allowance established in fresh-start reporting will be recorded as a reduction of goodwill rather than as a reduction of income tax expense.

We are currently evaluating a change in tax accounting method which would accelerate certain tax deductions related to the amortization of wireless licenses and increase our net operating loss carryforwards. The increase in net operating loss carryforwards resulting from this potential change could be used to reduce the amount of cash required to settle further tax liabilities. The accelerated tax deductions that would result from this potential tax accounting method change would also reduce the tax basis of assets that are treated as indefinite-lived for book purposes. This would result in an increase to deferred tax liabilities on such assets and therefore increase deferred tax expense. We estimate this potential tax accounting method change would result in an increase to our 2007 income tax expense of an estimated $28 million to $32 million, approximately $19 million to $21 million of which would be reported as a discrete item in the period the method change is finalized and the remainder of which may increase the income tax expense used in our effective tax rate. We expect to complete our analysis of this potential tax accounting method change during the third quarter.

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

ARPU is service revenue divided by the weighted-average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We do not recognize service revenue until payment has been received and services have been provided to the customer. In addition, customers are generally disconnected from service approximately 30 days after failing to pay a monthly bill. Therefore, because our calculation of weighted-average number of customers includes customers who have not paid their last bill and have yet to disconnect service, ARPU may appear lower during periods in which we have significant disconnect activity. We believe investors use ARPU primarily as a tool to track changes in our average revenue per customer and to compare our per customer service revenues to those of other wireless communications providers. Other companies may calculate this measure differently.

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

Churn, which measures customer turnover, is calculated as the net number of customers who disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month that they are disconnected; as a result, these customers are not included in churn. In addition, customers are generally disconnected from service approximately 30 days after failing to pay a monthly bill. Beginning during the quarter ended June 30, 2007, pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends, whereas previously these customers were generally disconnected on the date of their request. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006

ARPU	$45.13	$42.97
CPGA	$180	$198
CCU	$19.55	$19.18
Churn	4.3%	3.6%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,
	2007	2006

Selling and marketing expense	$46,861	$35,942
Less share-based compensation expense included in selling and marketing expense	(560)	(473)
Plus cost of equipment	81,052	52,081
Less equipment revenue	(42,997)	(37,068)
Less net loss on equipment transactions unrelated to initial customer acquisition	(1,080)	(412)

Total costs used in the calculation of CPGA	$83,276	$50,070
Gross customer additions	462,434	253,033

CPGA	$180	$198

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended June 30,
	2007	2006

Cost of service	$89,622	$60,255
Plus general and administrative expense	66,371	46,576
Less share-based compensation expense included in cost of service and general and administrative expense	(5,335)	(4,215)
Plus net loss on equipment transactions unrelated to initial customer acquisition	1,080	412

Total costs used in the calculation of CCU	$151,738	$103,028
Weighted-average number of customers	2,586,900	1,790,232

CCU	$19.55	$19.18

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn at June 30, 2007. We had a total of $684.8 million in unrestricted cash, cash equivalents and short-term investments at June 30, 2007. We may also generate liquidity through capital markets transactions, or by selling assets that are not material to or are not required for our ongoing operations. For example, during the quarter ended June 30, 2007, we issued $350 million of unsecured senior notes due 2014 in a private placement to qualified institutional buyers. We believe that these sources of liquidity are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business through the build-out of new markets and other activities.

Looking forward, we may raise significant additional capital over time, as market conditions permit, to enable us to take advantage of further business expansion opportunities. If we required additional financing in the capital markets to take advantage of business expansion opportunities or to accelerate our pace of new market build-outs and could not obtain such financing on terms we found acceptable, we would likely reduce our investment in expansion opportunities or slow the pace of expansion activities to match our capital requirements to our available liquidity.

Cash Flows

Net cash provided by operating activities was $106.2 million during the six months ended June 30, 2007 compared to $101.8 million during the six months ended June 30, 2006. This increase was primarily attributable to higher depreciation and other non-cash operating items, which more than offset the decrease in pre-tax income during the second quarter of 2007.

Net cash used in investing activities was $526.0 million during the six months ended June 30, 2007, which included the effects of the following transactions:

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1 for $4.7 million, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket.

•	On June 22, 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $13.2 million.

•	During the six months ended June 30, 2007, we made investment purchases of $380.7 million from proceeds received from the issuance of our unsecured senior notes, offset by sales or maturities of investments of $91.4 million.

•	During the six months ended June 30, 2007, we and our consolidated joint ventures purchased $237.9 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

Net cash provided by financing activities was $372.2 million during the six months ended June 30, 2007, which included the effects of the following transactions:

•	During the six months ended June 30, 2007, we issued an additional $350 million of unsecured senior notes at an issue price of 106% of the principal amount, which resulted in gross proceeds of $371 million, offset by payments of $4.5 million on our $895.5 million term loan.

•	During the six months ended June 30, 2007, we issued common stock upon the exercise of stock options held by our employees and upon employee purchases of common stock under our Employee Stock Purchase Plan, resulting in aggregate net proceeds of $7.6 million.

Senior Secured Credit Facilities

In March 2007, we entered into an agreement amending our senior secured credit facility. The new facility under our amended and restated senior secured credit agreement, or the Credit Agreement, consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. The new term loan bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, with the rate subject to adjustment based on Leap’s corporate family debt rating. These new interest rates represented a reduction of 50 basis points from the rates applicable to the term loan prior to the amendment. During the quarter ended June 30, 2007, Leap’s corporate family debt rating was increased and the interest rate on the term loan was reduced by an additional 25 basis points in accordance with the terms of the Credit Agreement. Accordingly, the amendment during the first quarter and the adjustment during the second quarter represent a 75 basis point aggregate reduction to the interest rate spread that was applicable to the term loan at December 31,

2006. Outstanding borrowings under the new term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007), followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). If the new term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

Outstanding borrowings under the revolving credit facility are due in June 2011. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. Borrowings under the revolving credit facility would currently accrue interest at LIBOR plus 2.0% or the bank base rate plus 1.0%, as selected by Cricket, with the rate subject to adjustment based on our consolidated senior secured leverage ratio. At June 30, 2007, the effective interest rate on the term loan was 7.2%, which includes the effect of interest rate swaps, and the outstanding indebtedness was $891.0 million.

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At June 30, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% with respect to $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014 in a private placement to institutional buyers. During the second quarter, we offered to exchange the notes for identical notes that had been registered with the Securities and Exchange Commission, or SEC, and all notes were tendered for exchange.

The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears that began in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

On June 6, 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium that we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and will be amortized as a reduction to interest expense over the term of the notes. At June 30, 2007, the effective interest rate on the $350 million of unsecured senior notes was 8.3%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum.

System Equipment Purchase Agreements

On June 11, 2007, Cricket and ANB 1 License entered into a System Equipment Purchase Agreement with Nortel Networks Inc., or Nortel. Under the agreement, Cricket agreed to purchase and/or license up to a currently estimated $135 million of wireless communications systems, products and services designed to function on Advanced Wireless Spectrum, or AWS, subject to Cricket’s ability to earn credits with respect to Nortel products and services. Cricket’s commitments under the agreement are also subject, in part, to the necessary clearance of spectrum in the markets to be built. The initial three-year term of the Nortel Agreement begins on June 11, 2007 and is subject to a one-year extension if Cricket is unable to complete build-outs of new markets due to certain spectrum clearing delays.

On June 14, 2007, Cricket and ANB 1 License entered into a System Equipment Purchase Agreement with Lucent Technologies, Inc. with a term of five years. Under the agreement, Cricket agreed to purchase and/or license approximately $126 million of wireless communications systems, products and services designed to function on AWS for the build-out of new markets and upgrades of existing markets, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Cricket is required to satisfy the foregoing commitments within the first three years of the term, subject to an extension of up to two years to satisfy approximately $96 million of the foregoing commitments if Cricket is unable to complete build-outs of new markets due to certain spectrum clearing delays.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the three and six months ended June 30, 2007, we and our consolidated joint ventures made approximately $106.2 million and $237.9 million in capital expenditures, respectively. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for 1xEV-DO technology.

We currently expect to invest between $280 million and $320 million in capital expenditures for our existing business, the costs associated with our launched markets to date, and our EvDO network upgrade. In addition, we expect to invest between $200 million and $250 million in capital expenditures to support our planned coverage expansion, Auction #66 market development and development and new higher-speed data products. Therefore, total 2007 capital expenditures are expected to be between $480 million and $570 million, including capitalized interest.

We and Denali License have begun building out our #Auction 66 markets and expect to launch a significant number of those markets in 2008 and 2009.

Other Acquisitions and Dispositions

In January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million. There were no significant acquisitions or dispositions during the three months ended June 30, 2007.

On June 22, 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $13.2 million. We use the equity method to account for our investment. Our equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the six months ended June 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating what impact, if any, SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”, or SFAS 159, which permits all entities to choose, at specified election dates, to measure eligible items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will be required to adopt SFAS 159 in the first quarter of 2008. We are currently evaluating what impact, if any, SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of June 30, 2007, approximately 67% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed-rate debt consisted of $1,100 million of unsecured senior notes which bear interest at a fixed rate of 9.375% per year. In addition, $255 million of the approximately $891 million in outstanding floating rate debt under our Credit Agreement is covered by interest rate swap agreements. Prior to June 30, 2007, we had interest rate swap agreements with respect to $355 million of our debt under the Credit Agreement, which effectively fixed the interest rate on $250 million of our senior secured indebtedness at 6.2% and $105 million of such indebtedness at 6.3% through June 2007 and 2009, respectively. As the interest rate swap agreement with the $250 million notional value expired on June 30, 2007, we entered into a new interest rate swap on June 29, 2007, which effectively fixed the LIBOR interest rate on $150 million of our senior secured indebtedness at 7.3% through June 2009. In addition to the outstanding floating-rate debt under our Credit Agreement, LCW Operations had $40 million in outstanding floating-rate debt as of June 30, 2007, consisting of two term loans. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three-month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of June 30, 2007, net of the effect of these interest rate swap agreements, our outstanding floating-rate indebtedness totaled approximately $676 million. The primary base interest rate is three-month LIBOR. Assuming the outstanding balance on our floating-rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the interest rate swap agreements, by approximately $6.8 million.

Hedging Policy.  Our policy is to maintain interest rate hedges to the extent that we believe them to be fiscally prudent, and as required by our credit agreements. We do not engage in any hedging activities for speculative purposes.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

     (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed on May 10, 2007. There have been no material developments in the status of those legal proceedings during the three months ended June 30, 2007, except as described below.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including our chief executive officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has ordered that the Royal Street case be transferred to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street, and Royal Street has filed a motion for reconsideration of the court’s ruling. We intend to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on our business, financial condition and results of operations.

On August 17, 2006, we were served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In the current complaint, the current plaintiffs allege unfair competition, misappropriation of trade secrets, intentional interference with contract (with respect to Cricket), breach of contract (with respect to Leap), intentional interference with prospective economic advantage and trespass, and asks the court to award damages, including punitive damages, and restitution. In response to demurrers by us and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have been given leave to amend it a third time. We intend to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on our business, financial condition and results of operations.

On June 6, 2007, we were sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages, an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. On June 7, 2007, we were sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages and attorneys’ fees. We intend to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. We have notified our handset suppliers of these lawsuits, the majority of which were also sued by Minerva and Thomas in other actions, and anticipate that we will tender the claims to certain of our handset suppliers. Based on our preliminary review, we anticipate that we will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, we were sued by Ronald A. Katz Technology Licensing, L.P., or Katz, in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that we have infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages, an injunction, and attorneys’ fees. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants have appealed the denial of the motion to the state supreme court.

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

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Leap’s D&O insurers have not filed a reservation of rights letter and have been paying defense costs. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Other

In addition to the matters described above, we are often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which matters, based upon current information, is currently expected to have a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 10, 2007, other than changes to:

•	the Risk Factor entitled “If We Experience High Rates of Customer Turnover, Our Ability to Remain Profitable Will Decrease,” which has been updated to reflect additional risks related to customer churn;

•	the Risk Factor entitled “We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service,” which has been updated to reflect current competitive pressures that we face;

•	the Risk Factor entitled “System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation,” which has been updated to reflect risks related to possible system failures to certain ancillary systems supporting our business;

•	the Risk Factor entitled “We May Not Be Successful in Protecting and Enforcing Our Intellectual Property Rights,” which has been updated to reflect the current status of certain litigation in which we are involved;

•	the Risk Factor entitled “We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights,” which has been updated to reflect additional risks related to potential infringement claims that could be made against our suppliers as well as recent patent lawsuits which have been filed against us;

•	the Risk Factor below entitled “Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services,” which has been updated to reflect risks associated with a recent order issued by the FCC; and

•	the Risk Factor below entitled “Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment,” which has been updated to reflect additional risks related to ownership of our stock.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $4.9 million for the six months ended June 30, 2007, $8.1 million for the quarter ended March 31, 2007, $4.1 million for the year ended December 31, 2006, $8.4 million and $49.3 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $3.2 million for the three months ended June 30, 2007 and $30.0 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, the competition in the wireless telecommunications market, our pace of new market launches, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

If We Experience High Rates of Customer Turnover, Our Ability to Remain Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. Our turnover could also increase if recent disruptions in the subprime mortgage market affect the ability of our customers to pay for their service. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, higher deactivation rates among less-tenured customers we gained as a result of our new market launches, and other competitive factors. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

In November 2004, we acquired a 75% non-controlling interest in ANB 1, whose wholly owned subsidiary, ANB 1 License, was awarded certain licenses in Auction #58. In March 2007, we acquired the remaining 25% interest in ANB 1. In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. In December 2006, we completed the replacement of certain network equipment of a subsidiary of LCW Wireless and, as a result, we now own a 73.3% non-controlling membership interest in LCW Wireless. In July 2006, we acquired an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66. ANB 1 License, LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali, and we plan to have similar agreements in connection with any future joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC recently implemented rule changes aimed at addressing alleged abuses of its designated entity program, affirmed these changes on reconsideration and sought comment on further rule changes. In that proceeding, the FCC re-affirmed its goals of ensuring that only legitimate small businesses reap the benefits of the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. While we do not believe that the FCC’s recent rule changes materially affect our current joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remain in flux, and parties have already sought further reconsideration or judicial review of these rule changes. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC flowing from this proceeding will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, as well as with non-facilities based mobile virtual network operators, voice-over-internet-protocol, or VoIP, service providers and traditional landline service providers.

These competitors often have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. Prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services. These competitors may also offer potential customers more features and options in their service plans than those currently provided by Cricket, as well as new technologies and/or alternative delivery plans.

We also compete with local and regional carriers, some of whom have or may develop fixed-rate unlimited service plans similar to ours. Some competitors have also announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. For example, Sprint Nextel recently began offering on a trial basis a flat rate unlimited service offering under its Boost brand, which is very similar to the Cricket service, and this new service offering may present additional strong competition in markets in which our offerings overlap. Sprint Nextel could expand its Boost service offering into other markets in which we provide service or in which we plan to expand and other carriers may provide similar service plans in these markets. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors. In addition, the auction and licensing of new spectrum, including the spectrum to be auctioned by the FCC in its auction for the 700 MHz band, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive.

Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services to us. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ networks. The roaming agreements generally cover voice but not data services, and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners. Our current and future customers may prefer that we offer roaming services that allow them to make calls automatically when they are outside of their Cricket service area, and we cannot assure you that we will be able to provide such roaming services for our customers in all areas of the U.S., or that we will be able to provide such services cost effectively. If we are unable to maintain our existing roaming agreements, purchase wholesale roaming services at reasonable rates, or secure roaming arrangements for data services, then we may be unable to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting. In connection with their evaluations of our disclosure controls and procedures, our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, previously concluded that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures. Our independent registered public accounting firm attested and reported that our internal control over financial reporting was not effective as of December 31, 2005. We believe that each of these material weaknesses has now been adequately remediated. Although our management has concluded and our independent registered public accounting firm has attested and reported that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited calls from within a local calling area for a flat monthly rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not currently provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a smaller network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change, adjust or discontinue our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.

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

If We Are Unable to Manage Our Planned Growth, Our Operations Could Be Adversely Impacted.

We have experienced substantial growth in a relatively short period of time, and we expect to continue to experience growth in the future in our existing and new markets. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs and handset inventories, diligent management of our network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. In addition, continued growth will eventually require the expansion of our billing, customer care and sales systems and platforms, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion. Furthermore, the implementation of any such systems or platforms, including the transition to such systems or platforms from our existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage our expected growth and development, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2007, our total outstanding indebtedness under the senior secured credit agreement was $891 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). In October 2006, we issued $750 million in unsecured senior notes and on June 6, 2007 we issued an additional $350 million in unsecured senior notes. In addition, we may raise significant funds by incurring additional indebtedness in the future. Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $255 million of our indebtedness. Our significant indebtedness could have material consequences. For example, it could:

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

As of June 30, 2007, 53.7% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

Our senior unsecured indenture and senior secured credit agreement contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, the indenture and the credit agreement include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of June 30, 2007, approximately 33% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

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

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. In addition, we are in the process of upgrading some of our internal network systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. Any failure in or interruption of systems that we and third parties maintain to support ancillary functions, such as billing, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, on June 14, 2006, we sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, ANB 1 License, Denali License, and current and former employees of Leap and Cricket, including our CEO, Mr. Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On September 22, 2006, Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has ordered that the Royal Street case be transferred to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street, and Royal Street has filed a motion for reconsideration of the court’s ruling.

In addition, on August 3, 2006, MetroPCS filed a separate action in the United States District Court for the Northern District of Texas, Dallas Division, seeking a declaratory judgment that our U.S. Patent No. 6,959,183 “Operations Method for Providing Wireless Communication Services and Network and System for Delivering

Same” (a different patent from the one that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by MetroPCS and its affiliates. On January 24, 2007, the court dismissed this case, without prejudice, for lack of subject matter jurisdiction. Because the case was dismissed without prejudice, MetroPCS could file another complaint with the same claims in the future.

Finally, on August 17, 2006, MetroPCS and certain related entities, along with another affiliate, MetroPCS, California, LLC, served Leap, Cricket, certain affiliates and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, with a complaint filed in Superior Court in Stanislaus County, California, which complaint currently alleges, among other things, unfair competition, trespass, misappropriation of trade secrets, intentional interference with contract (with respect to Cricket), breach of contract (with respect to Leap), and intentional interference with prospective advantage, and asks the court to award damages, including punitive damages, and restitution. In response to demurrers by us and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have been given leave to amend it a third time.

We intend to vigorously defend against these matters brought by the Metro PCS entities. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in any of these matters, it could have a material adverse effect on our business, financial condition and results of operations.

In addition to these outstanding matters, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our brands. Our inability to secure trademark or service mark protection with respect to our brands could have a material adverse effect on our business, financial condition and results of operations.

We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business. For example, we purchase certain CDMA handsets that incorporate EV-DO chipsets manufactured by Qualcomm Incorporated, which are subject to a recent order issued by the United States International Trade Commission banning the importation of new CDMA handset models that incorporate these EV-DO chipsets on the grounds that these chipsets infringe on a patent issued by Broadcom Corporation. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to redesign our business operations or systems to avoid claims of infringement or requiring us to purchase products and services at higher prices or from different suppliers.

On June 6, 2007, we were sued by Minerva in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages, an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. On June 7, 2007, we were sued by Thomas in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas

alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages and attorneys’ fees. We intend to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. We have notified our handset suppliers of these lawsuits, the majority of which were also sued by Minerva and Thomas in other actions, and anticipate that we will tender the claim to certain of our handset suppliers. Based upon our preliminary review, we anticipate that we will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

In addition, on June 8, 2007, we were sued by Katz in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that we have infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages, an injunction, and attorneys’ fees. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations.

Finally, a wireless provider has contacted us and asserted that Cricket’s practice of providing service to customers with phones that were originally purchased for use on that provider’s network violates copyright laws and interferes with that provider’s contracts with its customers. Based on our preliminary review, we do not believe that Cricket’s actions violate copyright laws or otherwise violate the other provider’s rights. We do not currently expect that the eventual resolution of these matters will materially adversely affect our business, but we cannot provide assurance to our investors about the effect of any such future resolution.

Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs or require changes in current or planned operations. For example, the FCC recently released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires that wireless carriers provide emergency back-up power sources for their equipment and facilities, including up to 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. As a result, in order for us to comply with the new requirements, we may need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals or incur additional operating expenses, and such costs could be material. In addition, state regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area.

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

Cricket customers generally use their handsets for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. In addition, call volumes under our Jump Mobile services have been significantly higher than expected. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket and Jump Mobile customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket and Jump Mobile service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

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

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets;

•	significant developments with respect to our intellectual property or related litigation;

•	the announcements and bidding of auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock; and

•	market conditions in our industry and the economy as a whole.

The 16,460,077 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement May Adversely Affect The Market Price of Leap’s Common Stock.

As of August 3, 2007, 68,223,709 shares of Leap common stock were issued and outstanding. Our resale shelf registration statement, as amended, registers for resale 16,460,077 shares, or approximately 24.1%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of August 3, 2007, 68,223,709 shares of Leap common stock were issued and outstanding, and 7,929,752 additional shares of Leap common stock were reserved for issuance, including 6,576,873 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 752,879 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,411,185 shares of common stock as of August 3, 2007, for potential issuance to CSM Wireless, LLC, or CSM, upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of

Leap’s enterprise value divided by its adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 23.5% of Leap common stock as of August 3, 2007. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

Our Annual Meeting of Stockholders was held on May 17, 2007. At the meeting, the following four proposals were considered:

The first proposal was to elect six directors to hold office until the next Annual Meeting of Stockholders or until their successors have been elected and qualified, and each candidate received the following number of votes:

	For	Withheld

James D. Dondero	44,559,453	13,779,572
John D. Harkey, Jr.	57,502,186	1,836,839
S. Douglas Hutcheson	59,130,106	208,919
Robert V. LaPenta	36,511,645	22,827,380
Mark H. Rachesky, M.D.	57,541,731	1,797,294
Michael B. Targoff	45,140,681	14,198,344

All of the foregoing candidates were elected.

The second proposal was to approve the second amendment to the 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, to increase the number of shares of common stock reserved for issuance thereunder from 4,800,000 to 8,300,000 shares, and to approve the 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended to date, including the second amendment thereto. This proposal received the following number of votes:

For	Against	Abstentions	Broker Non-Votes

45,394,691	6,991,630	24,664	6,929,040

The foregoing proposal was approved.

The third proposal was to approve the Leap Wireless International, Inc. Executive Incentive Bonus Plan. This proposal received the following number of votes:

For	Against	Abstentions

58,322,544	988,274	28,207

The foregoing proposal was approved.

The fourth proposal was to ratify the selection of PricewaterhouseCoopers LLP as Leap’s independent registered public accounting firm for the fiscal year ending December 31, 2007. This proposal received the following number of votes:

For	Against	Abstentions

57,549,145	1,763,193	26,687

The foregoing proposal was approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number		Description of Exhibit

4	.7(1)	Registration Rights Agreement, dated as of June 6, 2007, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
10	.11.20*	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10	.14(2)	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10	.15*†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10	.16*†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under Securities Exchange Act of 1934.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 6, 2007, filed with the SEC on June 6, 2007 and incorporated herein by reference.

(2)	Filed as Appendix B to Leap’s Definitive Proxy Statement filed with the SEC on April 6, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: August 9, 2007	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2007	By: /s/ Amin I. Khalifa Amin I. Khalifa Executive Vice President and Chief Financial Officer (Principal Financial Officer)