Form 10-Q
period 2007-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2007-12-14
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on December 7, 2007 was 68,207,914.

EXPLANATORY NOTE

Leap Wireless International, Inc. has announced it will restate its consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company) previously included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, we will restate the condensed consolidated financial statements previously included in each of our Quarterly Reports on Form 10-Q as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. This Quarterly Report on Form 10-Q includes the unaudited effects of the restated financial information for all such periods.

The restatements result from errors relating to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007. See Note 2 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report for additional information.

Following the filing of this Quarterly Report on Form 10-Q, we plan to amend our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007 to include the corresponding restated financial information.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
		(As Restated)
		(See Note 2)

Assets
Cash and cash equivalents	$356,724	$372,812
Short-term investments	298,991	66,400
Restricted cash, cash equivalents and short-term investments	15,529	13,581
Inventories	79,983	90,185
Other current assets	56,966	52,981

Total current assets	808,193	595,959
Property and equipment, net	1,197,524	1,078,521
Wireless licenses	1,861,399	1,563,958
Assets held for sale	—	8,070
Goodwill	425,782	425,782
Other intangible assets, net	54,534	79,828
Deposits for wireless licenses	—	274,084
Other assets	48,913	58,745

Total assets	$4,396,345	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$207,858	$317,093
Current maturities of long-term debt	10,000	9,000
Other current liabilities	128,264	84,675

Total current liabilities	346,122	410,768
Long-term debt	2,039,084	1,676,500
Deferred tax liabilities	176,981	148,335
Other long-term liabilities	55,451	47,608

Total liabilities	2,617,638	2,283,211

Minority interests	41,163	29,943

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,204,679 and 67,892,512 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	1,799,256	1,769,772
Retained earnings (accumulated deficit)	(57,647)	228
Accumulated other comprehensive income (loss)	(4,072)	1,786

Total stockholders’ equity	1,737,544	1,771,793

Total liabilities and stockholders’ equity	$4,396,345	$4,084,947

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
		(See Note 2)		(See Note 2)

Revenues:
Service revenues	$354,495	$240,554	$1,023,439	$685,799
Equipment revenues	55,161	52,712	177,556	166,776

Total revenues	409,656	293,266	1,200,995	852,575

Operating expenses:
Cost of service (exclusive of items shown separately below)	(100,907)	(71,575)	(281,906)	(189,040)
Cost of equipment	(97,218)	(83,457)	(310,701)	(220,830)
Selling and marketing	(54,265)	(42,948)	(150,045)	(107,992)
General and administrative	(68,686)	(49,116)	(200,327)	(144,782)
Depreciation and amortization	(77,781)	(56,409)	(218,996)	(163,782)
Impairment of assets	(1,368)	(4,701)	(1,368)	(7,912)

Total operating expenses	(400,225)	(308,206)	(1,163,343)	(834,338)
Gain (loss) on sale or disposal of assets	(38)	21,990	902	21,990

Operating income	9,393	7,050	38,554	40,227
Minority interests in consolidated subsidiaries	182	418	2,434	209
Equity in net loss of investee	(807)	—	(807)	—
Interest income	10,148	5,491	22,567	15,218
Interest expense	(33,336)	(15,753)	(86,922)	(31,607)
Other income (expense), net	(4,207)	272	(4,844)	(5,111)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(18,627)	(2,522)	(29,018)	18,936
Income tax benefit (expense)	(24,662)	1,721	(28,857)	1,721

Income (loss) before cumulative effect of change in accounting principle	(43,289)	(801)	(57,875)	20,657
Cumulative effect of change in accounting principle	—	—	—	623

Net income (loss)	$(43,289)	$(801)	$(57,875)	$21,280

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.64)	$(0.01)	$(0.86)	$0.34
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic earnings (loss) per share	$(0.64)	$(0.01)	$(0.86)	$0.35

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.64)	$(0.01)	$(0.86)	$0.33
Cumulative effect of change in accounting principle	—	—	—	0.01

Diluted earnings (loss) per share	$(0.64)	$(0.01)	$(0.86)	$0.34

Shares used in per share calculations:
Basic	67,194	60,295	67,064	60,286

Diluted	67,194	60,295	67,064	61,866

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
		(As Restated)
		(See Note 2)

Operating activities:
Net cash provided by operating activities	$195,841	$221,697

Investing activities:
Purchases of property and equipment	(345,195)	(348,911)
Change in prepayments for purchases of property and equipment	12,010	2,770
Purchases of and deposits for wireless licenses and spectrum clearing costs	(4,418)	(307,128)
Proceeds from sale of wireless licenses and operating assets	9,500	27,968
Purchases of investments	(518,916)	(120,398)
Sales and maturities of investments	287,066	165,982
Purchase of minority interest	(4,706)	—
Purchase of membership units	(17,921)	—
Changes in restricted cash, cash equivalents and short-term investments, net	317	(3,443)

Net cash used in investing activities	(582,263)	(583,160)

Financing activities:
Proceeds from long-term debt	370,480	900,000
Repayment of long-term debt	(6,750)	(596,694)
Payment of debt issuance costs	(5,257)	(8,058)
Payment of fees related to forward equity sale	—	(1,066)
Minority interest contributions	4,014	5,767
Proceeds from issuance of common stock, net	7,847	725

Net cash provided by financing activities	370,334	300,674

Net decrease in cash and cash equivalents	(16,088)	(60,789)
Cash and cash equivalents at beginning of period	372,812	293,073

Cash and cash equivalents at end of period	$356,724	$232,284

Supplementary cash flow information:
Cash paid for interest	$89,992	$41,942
Cash paid for income taxes	$365	$327

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” and “Jumptm Mobile” brands. Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Jump Mobile service offers customers a per-minute prepaid wireless service. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket and Jump Mobile services are offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and by Alaska Native Broadband 1 License, LLC (“ANB 1 License”), an indirect wholly owned subsidiary of Cricket. Alaska Native Broadband 1, LLC (“ANB 1”) and its wholly owned subsidiary, ANB 1 License, became wholly owned subsidiaries of Cricket in March 2007 following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”) and a designated entity under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which purchased a wireless license in the Great Lakes area in the FCC’s auction for Advanced Wireless Service licenses (“Auction #66”) as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”). Leap, Cricket, and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as “the Company.”

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America.

The Company adopted the fresh-start reporting provisions of American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”) as of July 31, 2004 upon the consummation of its Plan of Reorganization. Under fresh-start reporting, a new entity is deemed to be created for financial reporting purposes. Therefore, as used in these consolidated financial statements, the Company is referred to as the “Predecessor Company” for periods on or prior to July 31, 2004 and is referred to as the “Successor Company” for periods after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting.

Note 2.	Restatement of Previously Reported Consolidated Financial Statements

The Company has announced it will restate its historical consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company). In addition, the Company will restate its condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007.

The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s accounting for revenues and operating expenses. The general nature and scope of the related errors and adjustments are summarized as follows:

•	Errors in the Timing of Recognition of Service Revenues (“Revenue — Timing Adjustments”) — The Company identified several timing errors in the recognition of service revenues that generally resulted from errors in the processes that the Company used to ensure that revenues were not recognized until service had been provided to customers and cash had been received from them. The nature of these timing errors generally was that revenue that was recognized in a particular month should have been recognized in either the preceding or the following month. These errors resulted in an understatement of service revenues of $6.2 million, $2.3 million and $0.9 million in the seven months ended July 31, 2004, the five months ended December 31, 2004 and the year ended December 31, 2005, respectively, and an overstatement of service revenues of $16.1 million, $2.8 million and $2.2 million in the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007, respectively.

•	Other Errors in the Recognition of Service Revenues (“Other — Revenue Adjustments”) — The Company incorrectly recognized revenue for a group of customers who voluntarily disconnected their service. For these customers, approximately one month of deferred revenue that was recorded when the customers’ monthly bills were generated was mistakenly recognized as revenue after their service was disconnected, due to the fact that one of the key reports used to validate that revenue is not recognized for customers who have not yet paid erroneously excluded this subset of disconnected customer balances. These customers comprised a small percentage of the Company’s disconnected customers, and the error arose in connection with the Company’s re-implementation of the pay-in-advance billing method for new and reactivating customers in May 2006. This error resulted in an overstatement of service revenues of $2.8 million, $2.0 million and $2.6 million in the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007, respectively. In addition, certain other errors were made in the recognition of revenue and revenue-related accounts, resulting in an understatement of service revenues of $0.8 million in the year ended December 31, 2005, an overstatement of service revenues of $2.3 million and $1.8 million in the year ended December 31, 2006 and the quarter ended March 31, 2007, respectively, and an understatement of service revenues of $0.3 million in the quarter ended June 30, 2007.

•	Errors in the Classification of Certain Components of Service Revenues, Equipment Revenues and Operating Expenses (“Reclassification Adjustments”) — The Company identified errors relating to the classification of certain components of service revenues, equipment revenues and operating expenses. The Company incorrectly classified certain customer service fees as equipment revenue rather than service revenue. The Company incorrectly classified certain costs related to handset insurance purchased by some pay-in-arrears customers as a reduction of service revenues rather than as a cost of service. The Company incorrectly classified certain revenues received by the Company in connection with handsets sold to Company customers under insurance or other handset replacement programs as a reduction in handset costs rather than as equipment revenues. These classification errors resulted from deficiencies in certain account analyses that resulted in the Company incorrectly analyzing certain types of transactions for their classification impacts. The errors resulted in a net understatement of total revenues and understatement of operating expenses of $4.9 million, $4.2 million, $41.4 million, $51.7 million, $10.5 million and $9.9 million in the seven months ended July 31, 2004, the five months ended December 31, 2004, the years ended December 31, 2005 and 2006 and the quarters ended March 31, 2007 and June 30, 2007, respectively. These errors had no impact on operating income or net income.

•	Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net understatement of operating expenses of $0.5 million in the year ended December 31, 2005, a net overstatement of operating expenses of $1.1 million in the year ended December 31, 2006, a net overstatement of operating expenses of $0.5 million in the three months ended March 31, 2007 and a net understatement of operating expenses of $1.0 million in the three months ended June 30, 2007.

•	Income Tax Adjustments — The State of Texas made certain technical corrections to the Texas Margins Tax (TMT) credit in June 2007 which confirmed that the Company was eligible for a $2.5 million TMT credit against future tax liabilities. The Company believes that it is more likely than not that the TMT credit will be realized and therefore a valuation allowance should not have been established for this item during the second quarter of 2007. Accordingly, the Company has recorded an adjustment to release that valuation allowance in the second quarter of 2007, which resulted in the realization of a $2.5 million income tax benefit and a $2.5 million increase in net income for such period.

The Company is also restating its income tax provisions for the historical periods described above to reflect the tax impact of the adjustments to pre-tax income. In particular, the Company’s tax provision for the quarter ended March 31, 2007 was originally computed using an annual effective tax rate. As a result of the adjustments made to the Company’s historical financial statements, the Company’s revised income forecast at March 31, 2007 was lowered to a level close to break even. Under the revised forecast, a small change in the pre-tax book income projection would produce a significant variance in the effective tax rate and, therefore, it would be difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28” (“FIN 18”), the Company’s restated income tax provision for the quarter ended March 31, 2007 has been calculated by applying the actual effective tax rate to the year-to-date income.

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated financial statements and quarterly condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007, the year ended December 31, 2006, the quarterly periods ended September 30, 2006, June 30, 2006, and March 31, 2006, the year ended December 31, 2005, the period from August 1, 2004 to December 31, 2004 (Successor Company) and the period from January 1, 2004 to July 31, 2004 (Predecessor Company) (in thousands, except share and per share data):

	June 30, 2007
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$327,328	$(996)	$326,332
Short-term investments	357,444	—	357,444
Restricted cash, cash equivalents and short-term investments	12,747	—	12,747
Inventories	90,343	—	90,343
Other current assets	46,613	995	47,608

Total current assets	834,475	(1)	834,474
Property and equipment, net	1,144,131	2,271	1,146,402
Wireless licenses	1,857,312	—	1,857,312
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	62,965	—	62,965
Deposits for wireless licenses	758	—	758
Other assets	49,556	—	49,556

Total assets	$4,381,093	$(3,844)	$4,377,249

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$209,584	$3,049	$212,633
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	75,212	23,815	99,027

Total current liabilities	293,796	26,864	320,660
Long-term debt	2,042,249	—	2,042,249
Deferred tax liabilities	155,684	(3,654)	152,030
Other long-term liabilities	50,041	—	50,041

Total liabilities	2,541,770	23,210	2,564,980

Minority interests	34,084	(136)	33,948

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,791,961	—	1,791,961
Retained earnings (accumulated deficit)	12,560	(26,918)	(14,358)
Accumulated other comprehensive income	711	—	711

Total stockholders’ equity	1,805,239	(26,918)	1,778,321

Total liabilities and stockholders’ equity	$4,381,093	$(3,844)	$4,377,249

7.1

	Three Months Ended June 30, 2007
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$350,212	$(2,213)	$(2,333)	$1,587	$—	$—	$347,253
Equipment revenues	42,997	(677)	—	8,341	—	—	50,661

Total revenues	393,209	(2,890)	(2,333)	9,928	—	—	397,914

Operating expenses:
Cost of service (exclusive of items shown separately below)	(89,622)	—	—	(233)	(704)	—	(90,559)
Cost of equipment	(81,052)	—	—	(9,695)	(71)	—	(90,818)
Selling and marketing	(46,861)	—	—	—	(150)	—	(47,011)
General and administrative	(66,371)	—	—	—	(36)	—	(66,407)
Depreciation and amortization	(72,415)	—	—	—	—	—	(72,415)

Total operating expenses	(356,321)	—	—	(9,928)	(961)	—	(367,210)

Operating income	36,888	(2,890)	(2,333)	—	(961)	—	30,704
Minority interests in consolidated subsidiaries	652	—	—	—	21	—	673
Interest income	7,134	—	—	—	—	—	7,134
Interest expense	(27,090)	—	—	—	—	—	(27,090)

Income before income taxes	17,584	(2,890)	(2,333)	—	(940)	—	11,421
Income tax expense	(14,337)	—	—	—	—	12,554	(1,783)

Net income	$3,247	$(2,890)	$(2,333)	$—	$(940)	$12,554	$9,638

Basic and diluted earnings per share:
Basic earnings per share	$0.05	$(0.04)	$(0.04)	$—	$(0.01)	$0.18	$0.14

Diluted earnings per share	$0.05	$(0.04)	$(0.04)	$—	$(0.01)	$0.18	$0.14

Shares used in per share calculations:
Basic	67,124	—	—	—	—	—	67,124

Diluted	68,800	—	—	—	—	—	68,800

	March 31, 2007
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$303,784	$(3,463)	$300,321
Short-term investments	25,432	—	25,432
Restricted cash, cash equivalents and short-term investments	12,479	—	12,479
Inventories	75,985	—	75,985
Other current assets	55,038	184	55,222

Total current assets	472,718	(3,279)	469,439
Property and equipment, net	1,107,314	2,324	1,109,638
Wireless licenses	1,564,381	—	1,564,381
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	71,397	—	71,397
Deposits for wireless licenses	274,084	—	274,084
Other assets	39,054	—	39,054

Total assets	$3,960,844	$(7,069)	$3,953,775

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$173,606	$1,700	$175,306
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	96,897	15,397	112,294

Total current liabilities	279,503	17,097	296,600
Long-term debt	1,674,250	—	1,674,250
Deferred tax liabilities	141,439	9,258	150,697
Other long-term liabilities	49,038	—	49,038

Total liabilities	2,144,230	26,355	2,170,585

Minority interests	23,849	(115)	23,734

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,782,880	—	1,782,880
Retained earnings (accumulated deficit)	9,313	(33,309)	(23,996)
Accumulated other comprehensive income	565	—	565

Total stockholders’ equity	1,792,765	(33,309)	1,759,456

Total liabilities and stockholders’ equity	$3,960,844	$(7,069)	$3,953,775

	Three Months Ended March 31, 2007
		Revenue —	Other —			Income
	Previously	Timing	Revenue	Reclassification	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
				(Unaudited)

Revenues:
Service revenues	$326,809	$(2,805)	$(3,765)	$1,452	$—	$—	$321,691
Equipment revenues	62,613	123	—	8,998	—	—	71,734

Total revenues	389,422	(2,682)	(3,765)	10,450	—	—	393,425

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,949)	—	—	(313)	822	—	(90,440)
Cost of equipment	(112,482)	—	—	(10,137)	(46)	—	(122,665)
Selling and marketing	(48,560)	—	—	—	(209)	—	(48,769)
General and administrative	(65,199)	—	—	—	(35)	—	(65,234)
Depreciation and amortization	(68,800)	—	—	—	—	—	(68,800)

Total operating expenses	(385,990)	—	—	(10,450)	532	—	(395,908)
Gain on sale or disposal of assets	940	—	—	—	—	—	940

Operating income (loss)	4,372	(2,682)	(3,765)	—	532	—	(1,543)
Minority interests in consolidated subsidiaries	1,520	—	—	—	59	—	1,579
Interest income	5,285	—	—	—	—	—	5,285
Interest expense	(26,496)	—	—	—	—	—	(26,496)
Other expense, net	(637)	—	—	—	—	—	(637)

Loss before income taxes	(15,956)	(2,682)	(3,765)	—	591	—	(21,812)
Income tax benefit (expense)	7,833	—	—	—	—	(10,245)	(2,412)

Net loss	$(8,123)	$(2,682)	$(3,765)	$—	$591	$(10,245)	$(24,224)

Basic and diluted loss per share:
Basic loss per share	$(0.12)	$(0.04)	$(0.06)	$—	$0.01	$(0.15)	$(0.36)

Diluted loss per share	$(0.12)	$(0.04)	$(0.06)	$—	$0.01	$(0.15)	$(0.36)

Shares used in per share calculations:
Basic	66,870	—	—	—	—	—	66,870

Diluted	66,870	—	—	—	—	—	66,870

	December 31, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$374,939	$(2,127)	$372,812
Short-term investments	66,400	—	66,400
Restricted cash, cash equivalents and short-term investments	13,581	—	13,581
Inventories	90,185	—	90,185
Other current assets	53,527	(546)	52,981

Total current assets	598,632	(2,673)	595,959
Property and equipment, net	1,077,755	766	1,078,521
Wireless licenses	1,563,958	—	1,563,958
Assets held for sale	8,070	—	8,070
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	79,828	—	79,828
Deposits for wireless licenses	274,084	—	274,084
Other assets	58,745	—	58,745

Total assets	$4,092,968	$(8,021)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$316,494	$599	$317,093
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	74,637	10,038	84,675

Total current liabilities	400,131	10,637	410,768
Long-term debt	1,676,500	—	1,676,500
Deferred tax liabilities	149,728	(1,393)	148,335
Other long-term liabilities	47,608	—	47,608

Total liabilities	2,273,967	9,244	2,283,211

Minority interests	30,000	(57)	29,943

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,769,772	—	1,769,772
Retained earnings	17,436	(17,208)	228
Accumulated other comprehensive income	1,786	—	1,786

Total stockholders’ equity	1,789,001	(17,208)	1,771,793

Total liabilities and stockholders’ equity	$4,092,968	$(8,021)	$4,084,947

	Year Ended December 31, 2006
		Revenue —	Other —			Income
	Previously	Timing	Revenue	Reclassification	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$972,781	$(16,090)	$(5,056)	$4,730	$—	$—	$956,365
Equipment revenues	163,919	(28)	—	46,931	—	—	210,822

Total revenues	1,136,700	(16,118)	(5,056)	51,661	—	—	1,167,187

Operating expenses:
Cost of service (exclusive of items shown separately below)	(261,614)	—	—	(3,157)	609	—	(264,162)
Cost of equipment	(262,330)	—	—	(48,504)	—	—	(310,834)
Selling and marketing	(159,257)	—	—	—	—	—	(159,257)
General and administrative	(197,070)	—	—	—	466	—	(196,604)
Depreciation and amortization	(226,747)	—	—	—	—	—	(226,747)
Impairment of assets	(7,912)	—	—	—	—	—	(7,912)

Total operating expenses	(1,114,930)	—	—	(51,661)	1,075	—	(1,165,516)
Gain on sale or disposal of assets	22,054	—	—	—	—	—	22,054

Operating income	43,824	(16,118)	(5,056)	—	1,075	—	23,725
Minority interests in consolidated subsidiaries	1,436	—	—	—	57	—	1,493
Interest income	23,063	—	—	—	—	—	23,063
Interest expense	(61,334)	—	—	—	—	—	(61,334)
Other expense, net	(2,650)	—	—	—	—	—	(2,650)

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,339	(16,118)	(5,056)	—	1,132	—	(15,703)
Income tax expense	(9,101)	—	—	—	—	(176)	(9,277)

Loss before cumulative effect of change in accounting principle	(4,762)	(16,118)	(5,056)	—	1,132	(176)	(24,980)
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net loss	$(4,139)	$(16,118)	$(5,056)	$—	$1,132	$(176)	$(24,357)

Basic earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.41)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic loss per share	$(0.07)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.40)

Diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.41)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted loss per share	$(0.07)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.40)

Shares used in per share calculations:
Basic	61,645	—	—	—	—	—	61,645

Diluted	61,645	—	—	—	—	—	61,645

	September 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$233,594	$(1,310)	$232,284
Short-term investments	47,096	—	47,096
Restricted cash, cash equivalents and short-term investments	10,009	—	10,009
Inventories	50,937	—	50,937
Other current assets	41,657	(824)	40,833

Total current assets	383,293	(2,134)	381,159
Property and equipment, net	870,779	—	870,779
Wireless licenses	821,338	—	821,338
Assets held for sale	20,354	—	20,354
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	88,260	—	88,260
Deposits for wireless licenses	305,000	—	305,000
Other assets	43,631	—	43,631

Total assets	$2,964,551	$(8,248)	$2,956,303

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$238,369	$(229)	$238,140
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	55,782	6,673	62,455

Total current liabilities	303,151	6,444	309,595
Long-term debt	888,750	—	888,750
Deferred tax liabilities	138,755	(3,213)	135,542
Other long-term liabilities	44,582	—	44,582

Total liabilities	1,375,238	3,231	1,378,469

Minority interests	25,099	(556)	24,543

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,505,217	—	1,505,217
Retained earnings	56,788	(10,923)	45,865
Accumulated other comprehensive income	2,203	—	2,203

Total stockholders’ equity	1,564,214	(10,923)	1,553,291

Total liabilities and stockholders’ equity	$2,964,551	$(8,248)	$2,956,303

	Three Months Ended September 30, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$249,081	$(6,952)	$(2,788)	$1,213	$—	$—	$240,554
Equipment revenues	38,532	(129)	—	14,309	—	—	52,712

Total revenues	287,613	(7,081)	(2,788)	15,522	—	—	293,266

Operating expenses:
Cost of service (exclusive of items shown separately below)	(70,722)	—	—	(776)	(77)	—	(71,575)
Cost of equipment	(68,711)	—	—	(14,746)	—	—	(83,457)
Selling and marketing	(42,948)	—	—	—	—	—	(42,948)
General and administrative	(49,110)	—	—	—	(6)	—	(49,116)
Depreciation and amortization	(56,409)	—	—	—	—	—	(56,409)
Impairment of assets	(4,701)	—	—	—	—	—	(4,701)

Total operating expenses	(292,601)	—	—	(15,522)	(83)	—	(308,206)
Gain on sale or disposal of assets	21,990	—	—	—	—	—	21,990

Operating income	17,002	(7,081)	(2,788)	—	(83)	—	7,050
Minority interests in consolidated subsidiaries	(138)	—	—	—	556	—	418
Interest income	5,491	—	—	—	—	—	5,491
Interest expense	(15,753)	—	—	—	—	—	(15,753)
Other income, net	272	—	—	—	—	—	272

Income (loss) before income taxes	6,874	(7,081)	(2,788)	—	473	—	(2,522)
Income tax benefit	3,105	—	—	—	—	(1,384)	1,721

Net income (loss)	$9,979	$(7,081)	$(2,788)	$—	$473	$(1,384)	$(801)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.17	$(0.12)	$(0.05)	$—	$0.01	$(0.02)	$(0.01)

Diluted earnings (loss) per share	$0.16	$(0.12)	$(0.04)	$—	$0.01	$(0.02)	$(0.01)

Shares used in per share calculations:
Basic	60,295	—	—	—	—	—	60,295

Diluted	62,290	—	(1,995)	—	—	—	60,295

	Nine Months Ended September 30, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$695,707	$(11,002)	$(2,457)	$3,551	$—	$—	$685,799
Equipment revenues	126,448	8	—	40,320	—	—	166,776

Total revenues	822,155	(10,994)	(2,457)	43,871	—	—	852,575

Operating expenses:
Cost of service (exclusive of items shown separately below)	(186,181)	—	—	(2,719)	(140)	—	(189,040)
Cost of equipment	(179,678)	—	—	(41,152)	—	—	(220,830)
Selling and marketing	(107,992)	—	—	—	—	—	(107,992)
General and administrative	(145,268)	—	—	—	486	—	(144,782)
Depreciation and amortization	(163,782)	—	—	—	—	—	(163,782)
Impairment of assets	(7,912)	—	—	—	—	—	(7,912)

Total operating expenses	(790,813)	—	—	(43,871)	346	—	(834,338)
Gain on sale or disposal of assets	21,990	—	—	—	—	—	21,990

Operating income	53,332	(10,994)	(2,457)	—	346	—	40,227
Minority interests in consolidated subsidiaries	(347)	—	—	—	556	—	209
Interest income	15,218	—	—	—	—	—	15,218
Interest expense	(31,607)	—	—	—	—	—	(31,607)
Other expense, net	(5,111)	—	—	—	—	—	(5,111)

Income before income taxes and cumulative effect of change in accounting principle	31,485	(10,994)	(2,457)	—	902	—	18,936
Income tax benefit	3,105	—	—	—	—	(1,384)	1,721

Income before cumulative effect of change in accounting principle	34,590	(10,994)	(2,457)	—	902	(1,384)	20,657
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net income	$35,213	$(10,994)	$(2,457)	$—	$902	$(1,384)	$21,280

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.57	$(0.18)	$(0.04)	$—	$0.01	$(0.02)	$0.34
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic earnings per share	$0.58	$(0.18)	$(0.04)	$—	$0.01	$(0.02)	$0.35

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.56	$(0.18)	$(0.04)	$—	$0.01	$(0.02)	$0.33
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted earnings per share	$0.57	$(0.18)	$(0.04)	$—	$0.01	$(0.02)	$0.34

Shares used in per share calculations:
Basic	60,286	—	—	—	—	—	60,286

Diluted	61,866	—	—	—	—	—	61,866

	Nine Months Ended September 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Operating activities:
Net cash provided by operating activities	$223,007	$(1,310)	$221,697

Investing activities:
Purchases of property and equipment	(348,911)	—	(348,911)
Change in prepayments for purchases of property and equipment	2,770	—	2,770
Purchases of and deposits for wireless licenses and spectrum clearing costs	(307,128)	—	(307,128)
Proceeds from sale of wireless licenses and operating assets	27,968	—	27,968
Purchases of investments	(120,398)	—	(120,398)
Sales and maturities of investments	165,982	—	165,982
Changes in restricted cash, cash equivalents and short-term investments, net	(3,443)	—	(3,443)

Net cash used in investing activities	(583,160)	—	(583,160)

Financing activities:
Proceeds from long-term debt	900,000	—	900,000
Repayment of long-term debt	(596,694)	—	(596,694)
Payment of debt issuance costs	(8,058)	—	(8,058)
Payment of fees related to forward equity sale	(1,066)	—	(1,066)
Minority interest contributions	5,767	—	5,767
Proceeds from issuance of common stock, net	725	—	725

Net cash provided by financing activities	300,674	—	300,674

Net decrease in cash and cash equivalents	(59,479)	(1,310)	(60,789)
Cash and cash equivalents at beginning of period	293,073	—	293,073

Cash and cash equivalents at end of period	$233,594	$(1,310)	$232,284

Supplementary cash flow information:
Cash paid for interest	$41,942	$—	$41,942
Cash paid for income taxes	$327	$—	$327

	June 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$553,038	$(762)	$552,276
Short-term investments	57,382	—	57,382
Restricted cash, cash equivalents and short-term investments	9,758	—	9,758
Inventories	63,820	—	63,820
Other current assets	40,545	(1,328)	39,217

Total current assets	724,543	(2,090)	722,453
Property and equipment, net	780,852	—	780,852
Wireless licenses	795,046	—	795,046
Assets held for sale	38,658	—	38,658
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	96,690	—	96,690
Other assets	35,852	—	35,852

Total assets	$2,903,537	$(8,204)	$2,895,333

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$210,274	$(1,760)	$208,514
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	53,007	(1,704)	51,303

Total current liabilities	272,281	(3,464)	268,817
Long-term debt	891,000	—	891,000
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	41,837	(4)	41,833

Total liabilities	1,347,053	(8,061)	1,338,992

Minority interests	4,151	—	4,151

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,500,154	—	1,500,154
Retained earnings	46,809	(143)	46,666
Accumulated other comprehensive income	5,364	—	5,364

Total stockholders’ equity	1,552,333	(143)	1,552,190

Total liabilities and stockholders’ equity	$2,903,537	$(8,204)	$2,895,333

	Three Months Ended June 30, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$230,786	$(5,305)	$474	$1,205	$—	$—	$227,160
Equipment revenues	37,068	137	—	13,094	—	—	50,299

Total revenues	267,854	(5,168)	474	14,299	—	—	277,459

Operating expenses:
Cost of service (exclusive of items shown separately below)	(60,255)	—	—	(984)	(16)	—	(61,255)
Cost of equipment	(52,081)	—	—	(13,315)	—	—	(65,396)
Selling and marketing	(35,942)	—	—	—	—	—	(35,942)
General and administrative	(46,576)	—	—	—	—	—	(46,576)
Depreciation and amortization	(53,337)	—	—	—	—	—	(53,337)
Impairment of assets	(3,211)	—	—	—	—	—	(3,211)

Total operating expenses	(251,402)	—	—	(14,299)	(16)	—	(265,717)

Operating income	16,452	(5,168)	474	—	(16)	—	11,742
Minority interests in consolidated subsidiaries	(134)	—	—	—	—	—	(134)
Interest income	5,533	—	—	—	—	—	5,533
Interest expense	(8,423)	—	—	—	—	—	(8,423)
Other expense, net	(5,918)	—	—	—	—	—	(5,918)

Income before income taxes	7,510	(5,168)	474	—	(16)	—	2,800
Income tax expense	—	—	—	—	—	—	—

Net income	$7,510	$(5,168)	$474	$—	$(16)	$—	$2,800

Basic and diluted earnings per share:
Basic earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Diluted earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Shares used in per share calculations:
Basic	60,282	—	—	—	—	—	60,282

Diluted	61,757	—	—	—	—	—	61,757

	March 31, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$299,976	$(381)	$299,595
Short-term investments	65,975	—	65,975
Restricted cash, cash equivalents and short-term investments	10,687	—	10,687
Inventories	39,710	—	39,710
Other current assets	35,160	(282)	34,878

Total current assets	451,508	(663)	450,845
Property and equipment, net	642,858	—	642,858
Wireless licenses	821,339	—	821,339
Assets held for sale	15,135	—	15,135
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	105,123	—	105,123
Other assets	35,651	—	35,651

Total assets	$2,503,510	$(6,777)	$2,496,733

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$136,460	$(10)	$136,450
Current maturities of long-term debt	6,111	—	6,111
Other current liabilities	53,266	(6,737)	46,529

Total current liabilities	195,837	(6,747)	189,090
Long-term debt	586,806	—	586,806
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	37,920	(4)	37,916

Total liabilities	962,498	(11,344)	951,154

Minority interests	2,463	—	2,463

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,494,974	—	1,494,974
Retained earnings	39,299	4,567	43,866
Accumulated other comprehensive income	4,270	—	4,270

Total stockholders’ equity	1,538,549	4,567	1,543,116

Total liabilities and stockholders’ equity	$2,503,510	$(6,777)	$2,496,733

	Three Months Ended March 31, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$215,840	$1,255	$(143)	$1,133	$—	$—	$218,085
Equipment revenues	50,848	—	—	12,917	—	—	63,765

Total revenues	266,688	1,255	(143)	14,050	—	—	281,850

Operating expenses:
Cost of service (exclusive of items shown separately below)	(55,204)	—	—	(959)	(47)	—	(56,210)
Cost of equipment	(58,886)	—	—	(13,091)	—	—	(71,977)
Selling and marketing	(29,102)	—	—	—	—	—	(29,102)
General and administrative	(49,582)	—	—	—	492	—	(49,090)
Depreciation and amortization	(54,036)	—	—	—	—	—	(54,036)

Total operating expenses	(246,810)	—	—	(14,050)	445	—	(260,415)

Operating income	19,878	1,255	(143)	—	445	—	21,435
Minority interests in consolidated subsidiaries	(75)	—	—	—	—	—	(75)
Interest income	4,194	—	—	—	—	—	4,194
Interest expense	(7,431)	—	—	—	—	—	(7,431)
Other income, net	535	—	—	—	—	—	535

Income before income taxes and cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Income tax expense	—	—	—	—	—	—	—

Income before cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net income	$17,724	$1,255	$(143)	$—	$445	$—	$19,281

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Shares used in per share calculations:
Basic	61,203	—	—	—	—	—	61,203

Diluted	61,961	—	—	—	—	—	61,961

	December 31, 2005
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$293,073	$—	$293,073
Short-term investments	90,981	—	90,981
Restricted cash, cash equivalents and short-term investments	13,759	—	13,759
Inventories	37,320	—	37,320
Other current assets	29,237	(519)	28,718

Total current assets	464,370	(519)	463,851
Property and equipment, net	621,946	261	622,207
Wireless licenses	821,288	—	821,288
Assets held for sale	15,145	—	15,145
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	113,554	—	113,554
Other assets	38,119	—	38,119

Total assets	$2,506,318	$(6,372)	$2,499,946

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$167,770	$661	168,431
Current maturities of long-term debt	6,111	—	6,111
Other current liabilities	49,627	(5,684)	43,943

Total current liabilities	223,508	(5,023)	218,485
Long-term debt	588,333	—	588,333
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	36,424	—	36,424

Total liabilities	990,200	(9,616)	980,584

Minority interests	1,761	—	1,761

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,511,580	234	1,511,814
Unearned share-based compensation	(20,942)	—	(20,942)
Retained earnings	21,575	3,010	24,585
Accumulated other comprehensive income	2,138	—	2,138

Total stockholders’ equity	1,514,357	3,244	1,517,601

Total liabilities and stockholders’ equity	$2,506,318	$(6,372)	$2,499,946

	Year Ended December 31, 2005
		Revenue —	Other —			Income
	Previously	Timing	Revenue	Reclassification	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$763,680	$890	$785	$3,561	$—	$—	$768,916
Equipment revenues	150,983	—	—	37,872	—	—	188,855

Total revenues	914,663	890	785	41,433	—	—	957,771

Operating expenses:
Cost of service (exclusive of items shown separately below)	(200,430)	—	—	(3,118)	—	—	(203,548)
Cost of equipment	(192,205)	—	—	(38,315)	—	—	(230,520)
Selling and marketing	(100,042)	—	—	—	—	—	(100,042)
General and administrative	(159,249)	—	—	—	(492)	—	(159,741)
Depreciation and amortization	(195,462)	—	—	—	—	—	(195,462)
Impairment of assets	(12,043)	—	—	—	—	—	(12,043)

Total operating expenses	(859,431)	—	—	(41,433)	(492)	—	(901,356)
Gain on sale or disposal of assets	14,587	—	—	—	—	—	14,587

Operating income	69,819	890	785	—	(492)	—	71,002
Minority interests in consolidated subsidiaries	(31)	—	—	—	—	—	(31)
Interest income	9,957	—	—	—	—	—	9,957
Interest expense	(30,051)	—	—	—	—	—	(30,051)
Other income, net	1,423	—	—	—	—	—	1,423

Income before income taxes	51,117	890	785	—	(492)	—	52,300
Income tax expense	(21,151)	—	—	—	—	(464)	(21,615)

Net income	$29,966	$890	$785	$—	$(492)	$(464)	$30,685

Basic and diluted earnings per share:
Basic earnings per share	$0.50	$0.02	$0.01	$—	$(0.01)	$(0.01)	$0.51

Diluted earnings per share	$0.49	$0.02	$0.01	$—	$(0.01)	$(0.01)	$0.50

Shares used in per share calculations:
Basic	60,135	—	—	—	—	—	60,135

Diluted	61,003	—	—	—	—	—	61,003

	Successor Company
	Five Months Ended December 31, 2004
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$285,647	$2,291	$—	$1,417	$—	$—	$289,355
Equipment revenues	58,713	—	—	2,779	—	—	61,492

Total revenues	344,360	2,291	—	4,196	—	—	350,847

Operating expenses:
Cost of service (exclusive of items shown separately below)	(79,148)	—	—	(1,138)	—	—	(80,286)
Cost of equipment	(82,402)	—	—	(3,058)	—	—	(85,460)
Selling and marketing	(39,938)	—	—	—	—	—	(39,938)
General and administrative	(57,110)	—	—	—	—	—	(57,110)
Depreciation and amortization	(75,324)	—	—	—	—	—	(75,324)

Total operating expenses	(333,922)	—	—	(4,196)	—	—	(338,118)

Operating income	10,438	2,291	—	—	—	—	12,729
Interest income	1,812	—	—	—	—	—	1,812
Interest expense	(16,594)	—	—	—	—	—	(16,594)
Other expense, net	(117)	—	—	—	—	—	(117)

Loss before income taxes	(4,461)	2,291	—	—	—	—	(2,170)
Income tax expense	(3,930)	—	—	—	—	—	(3,930)

Net loss	$(8,391)	$2,291	$—	$—	$—	$—	$(6,100)

Basic and diluted loss per share:
Basic loss per share	$(0.14)	$0.04	$—	$—	$—	$—	$(0.10)

Diluted loss per share	$(0.14)	$0.04	$—	$—	$—	$—	$(0.10)

Shares used in per share calculations:
Basic	60,000	—	—	—	—	—	60,000

Diluted	60,000	—	—	—	—	—	60,000

	Predecessor Company
	Seven Months Ended July 31, 2004
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$398,451	$6,188	$—	$1,211	$—	$—	$405,850
Equipment revenues	83,196	—	—	3,710	—	—	86,906

Total revenues	481,647	6,188	—	4,921	—	—	492,756

Operating expenses:
Cost of service (exclusive of items shown separately below)	(113,988)	—	—	(640)	—	—	(114,628)
Cost of equipment	(97,160)	—	—	(4,281)	—	—	(101,441)
Selling and marketing	(51,997)	—	—	—	—	—	(51,997)
General and administrative	(81,514)	—	—	—	—	—	(81,514)
Depreciation and amortization	(178,120)	—	—	—	—	—	(178,120)

Total operating expenses	(522,779)	—	—	(4,921)	—	—	(527,700)
Gain on sale or disposal of assets	532	—	—	—	—	—	532

Operating loss	(40,600)	6,188	—	—	—	—	(34,412)
Interest expense	(4,195)	—	—	—	—	—	(4,195)
Other expense, net	(293)	—	—	—	—	—	(293)

Loss before reorganization items and income taxes	(45,088)	6,188	—	—	—	—	(38,900)
Reorganization items, net	962,444	—	—	—	—	—	962,444

Income before income taxes	917,356	6,188	—	—	—	—	923,544
Income tax expense	(4,166)	—	—	—	—	—	(4,166)

Net income	$913,190	$6,188	$—	$—	$—	$—	$919,378

Basic and diluted earnings per share:
Basic earnings per share	$15.58	$0.10	$—	$—	$—	$—	$15.68

Diluted earnings per share	$15.58	$0.10	$—	$—	$—	$—	$15.68

Shares used in per share calculations:
Basic	58,623	—	—	—	—	—	58,623

Diluted	58,623	—	—	—	—	—	58,623

Note 3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting of normal recurring adjustments and other than normal recurring adjustments associated with the restatement adjustments described in Note 2. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with FIN 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. New and reactivating customers are required to pay for their service in advance, and generally, customers who activated their service prior to May 2006 pay in arrears. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check. These terms generally appeal to less affluent customers who are considered more likely to terminate service for inability to pay than wireless customers in general. Consequently, the Company has concluded that collectibility of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF Issue No. 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF Issue No. 00-21 to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. In addition to handsets that the Company sells directly to its customers at Cricket-owned stores, the Company also sells handsets to third-party dealers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives the first month of service in a bundled transaction (identical to the sale made at a Cricket-owned store). The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as consigned inventory until they are sold to, and service is activated by, customers.

Through a third-party insurance provider, the Company’s customers may elect to participate in a handset insurance program. The Company recognizes revenue on replacement handsets sold to its customers under the program when the customer purchases a replacement handset.

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage; as a result, customer returns of handsets and accessories have historically been negligible.

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue as collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets and accessories sold to third-party dealers.

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

Cost of Equipment.  Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as the lower of cost or market write-downs associated with excess and damaged handsets and accessories.

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

Short-Term Investments

Short-term investments consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper, auction rate securities, obligations of the U.S. government, and investment grade fixed-income securities guaranteed by U.S. government agencies. Generally, with the exception of its investments in commercial paper, all short-term investments owned by the Company are directly or indirectly guaranteed by a U.S. government agency.

Investments are classified as available-for-sale and stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.

As of September 30, 2007, the Company held approximately $159.9 million in asset-backed commercial paper, some of which is backed, in part, by residential mortgages. Such asset-backed commercial paper is subject to credit risk as the obligor may be unable to repay its maturing commercial paper as it becomes due. Due to the recent downturns in the financial and credit markets, certain of the Company’s investments have been downgraded by a major rating agency and their respective fair values have declined. As a result, the Company recognized an other-than-temporary impairment loss of approximately $4.4 million to other income (expense), net in its condensed consolidated statements of operations during the three months ended September 30, 2007. The impairment loss was calculated based upon quotes provided by third-party financial institutions.

The Company believes its future risk of loss with respect to these investments is limited given the short term duration of these commercial paper holdings, the nature of the underlying assets securing these holdings, payment preferences that would be available to the Company in the event of liquidation, and interest and principal payments received subsequent to September 30, 2007; however, future volatility and uncertainty in the financial markets could result in additional losses. As of September 30, 2007, the Company has received both interest and principal payments for all of its commercial paper investments as they have reached maturity. As of November 30, 2007, the Company held approximately $56.4 million in asset-backed commercial paper backed, in part, by residential mortgages. Of this amount, approximately $40 million is expected to mature during December 2007 and January 2008.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and nine months ended September 30, 2007, the Company capitalized interest of $11.5 million and $33.3 million, respectively, to property and equipment. During the three and nine months ended September 30, 2006, the Company capitalized interest of $3.4 million and $12.3 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of September 30, 2007 and December 31, 2006, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company operates broadband PCS networks under wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through the Company’s participation in Auction #66 in December 2006, it acquired a number of AWS licenses that can be used to provide services comparable to the PCS services it currently provides, in addition to other advanced wireless services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses and fifteen years in the case of AWS licenses, wireless licenses are considered to be indefinite-lived intangible assets because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of the Company’s PCS and AWS licenses. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of its indefinite-lived wireless licenses, the Company would be required to test these intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and amortize the respective intangible asset over its remaining useful life. As of September 30, 2007 and December 31, 2006, the carrying value of the Company’s wireless licenses was $1.9 and $1.6 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of September 30, 2007 there were no wireless licenses classified as assets held for sale. As of December 31, 2006, wireless licenses and with a carrying value of $8.1 million were classified as assets held for sale.

The Company’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three and nine months ended September 30, 2007, the Company incurred approximately $1.7 million and $2.2 million, respectively, in spectrum clearing costs. No such costs were incurred during the nine months ended September 30, 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks which are being amortized on a straight-line basis over their estimated useful lives of four and 14 years, respectively.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year.

The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $1.0 million and $4.7 million during the three months ended September 30, 2007 and 2006, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for the Company’s licenses in its operating markets as the fair value of these licenses, as a group, exceeded the carrying value.

The goodwill impairment test involves a two-step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of the Company’s net assets. If the fair value was determined to be less than book value, a second step would be performed to measure the amount of the impairment, if any. As of September 30, 2007, the Company completed the first step of the goodwill impairment test and did not identify any indicia of impairment.

The accounting estimates for the Company’s wireless licenses and goodwill require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as its views regarding the

Company’s business prospects. Changes in these judgments may have a significant effect on the estimated fair values.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses of the investee. During the three and nine months ended September 30, 2007, the Company’s share of its equity method investee losses was $0.8 million. No such amounts were recorded during 2006 as the Company did not have any equity method investments during that year.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee’s revenue and cost trends, liquidity and cash position, market acceptance of the investee’s products or services, any significant news that has been released regarding the investee, and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to earnings.

Concentrations

The Company generally relies on one key vendor for billing services and one key vendor for handset logistics. Loss or disruption of these services could adversely affect the Company’s business.

The Company does not have a national network, and it must pay fees to other carriers who provide the Company with roaming services. Currently, the Company has roaming agreements with several other carriers which allow its customers to roam on such carriers’ networks. If it were unable to cost-effectively provide roaming services to customers, the Company’s competitive position and business prospects could be adversely affected.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
				(As Restated)

Cost of service	$535	$311	$1,679	$830
Selling and marketing expenses	843	637	2,403	1,437
General and administrative expenses	5,696	4,115	17,630	11,976

Share-based compensation expense	$7,074	$5,063	$21,712	$14,243

Share-based compensation expense per share:
Basic	$0.11	$0.08	$0.32	$0.24

Diluted	$0.11	$0.08	$0.32	$0.23

Income Taxes

The Company’s provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of its annual effective tax rate for each full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss) and, beginning with the first quarter of 2007, the Company’s projection for 2007 is close to break-even. The Company’s projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, the Company has computed its provision for income taxes for the three and nine months ended September 30, 2007 by applying the actual effective tax rate to the year-to-date income.

The Company calculates income taxes in each of the jurisdictions in which it operates. This process involves calculating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards, and income tax credits.

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the quarter ended September 30, 2007, the Company weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax credit, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. At September 30, 2007, the Company has cumulative pre-tax income since its emergence from bankruptcy in August 2004. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and during the three and nine months ended September 30, 2007, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and for the three and nine months ended September 30, 2007. All of the Company’s tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

The Company changed its tax accounting method for amortizing wireless licenses during the quarter ended September 30, 2007. Under the prior method, the Company began amortizing wireless licenses for tax purposes on the date a license was placed into service. Under the new tax accounting method, the Company will generally begin amortizing wireless licenses for tax purposes on the date the wireless license is acquired. The new tax accounting method generally allows the Company to amortize wireless licenses for tax purposes at an earlier date and allows it to accelerate its tax deductions. At the same time, the new method increases the Company’s income tax expense due to the deferred tax effect of accelerating amortization on wireless licenses. The Company has applied the new method as if it had been in effect for all of its prior tax periods, and the resulting cumulative increase to income tax expense of $19.3 million through June 30, 2007 was recorded during the three months ended September 30, 2007. The new method also increased the Company’s tax expense by $4.8 million for the three months ended September 30, 2007. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which the Company had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, $64.7 million of net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)

Net income (loss)	$(43,289)	$(801)	$(57,875)	$21,280
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments, net of tax	27	(128)	15	(170)
Unrealized gains (losses) on interest rate swaps	(4,809)	(3,033)	(5,873)	235

Comprehensive income (loss)	$(48,071)	$(3,962)	$(63,733)	$21,345

Components of accumulated other comprehensive income consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Net unrealized holding losses on investments, net of tax	$(1,373)	$(4)
Unrealized gains (losses) on interest rate swaps	(2,699)	1,790

Accumulated other comprehensive income (loss)	$(4,072)	$1,786

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure regarding fair value measurements. The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating what impact SFAS 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company is currently evaluating what impact SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt SFAS 160 on January 1, 2009. The Company is currently evaluating what impact SFAS 160 will have on its consolidated financial statements.

Note 4.	Supplementary Balance Sheet Information (in thousands):

	September 30,	December 31,
	2007	2006
		(As Restated)

Other current assets:
Accounts receivable, net(1)	$25,490	$38,257
Prepaid expenses	30,597	11,808
Other	879	2,916

	$56,966	$52,981

Property and equipment, net:
Network equipment	$1,346,983	$1,128,127
Computer equipment and other	132,481	100,496
Construction-in-progress	297,393	238,579

	1,776,857	1,467,202
Accumulated depreciation	(579,333)	(388,681)

	$1,197,524	$1,078,521

Accounts payable and accrued liabilities:
Trade accounts payable	$102,093	$218,020
Accrued payroll and related benefits	27,302	29,450
Other accrued liabilities	78,463	69,623

	$207,858	$317,093

Other current liabilities:
Deferred service revenue(2)	$42,625	$32,929
Deferred equipment revenue(3)	14,886	16,589
Accrued sales, telecommunications, property and other taxes payable	21,424	15,865
Accrued interest	42,864	13,671
Other	6,465	5,621

	$128,264	$84,675

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(3)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Note 5.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights and warrants.

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)

Basic weighted-average shares outstanding	67,194	60,295	67,064	60,286
Effect of dilutive common share equivalents:
Non-qualified stock options	—	—	—	147
Restricted stock awards	—	—	—	933
Warrants	—	—	—	367
Common shares issuable upon physical settlement of forward sale agreements	—	—	—	133

Diluted weighted-average shares outstanding	67,194	60,295	67,064	61,866

The Company incurred losses for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006; therefore, 4.7 million, 4.7 million and 4.2 million common share equivalents were excluded in computing diluted earnings (loss) per share for those periods, respectively. The number of common share equivalents not included in the computation of diluted earnings per share, because the effect of their inclusion would have been antidilutive, totaled 1.4 million for the nine months ended September 30, 2006.

Note 6.	Long-Term Debt

Long-term debt as of September 30, 2007 and December 31, 2006 was comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006

Term loans under senior secured credit facilities	$928,750	$935,500
Senior notes	1,120,334	750,000

	2,049,084	1,685,500
Current maturities of long-term debt	(10,000)	(9,000)

	$2,039,084	$1,676,500

Senior Secured Credit Facilities

Cricket Communications

The Company’s senior secured credit facility under its amended and restated senior secured credit agreement (the “Credit Agreement”) consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility.

Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). If the term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

As of December 31, 2006, the interest rate on the term loan was the London Interbank Offered Rate (LIBOR) plus 2.75% or the bank base rate plus 1.75%, as selected by Cricket. The interest rate on the term loan was reduced in the first and second quarters of 2007: first, in connection with a March 2007 amendment to the Credit Agreement in which the interest rate was reduced by 50 basis points, and then in June 2007, when Leap’s corporate family debt rating improved, causing the interest rate on the term loan to be reduced by an additional 25 basis points in accordance with the terms of the Credit Agreement. On September 4, 2007, the Company’s debt rating outlook changed to “developing” from “stable” and as a result the interest rate on the term loan was increased by 25 basis points. As a result of these changes, the interest rate on the term loan was LIBOR plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, as of September 30, 2007.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of September 30, 2007, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of September 30, 2007, borrowings under the revolving credit facility accrued interest at LIBOR plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket.

Subsequent to September 30, 2007, as more fully described in Note 2, the Company announced its intention to restate certain of its historical consolidated financial statements. On November 20, 2007, and as more fully described in Note 10, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement in which the lenders waived defaults and potential defaults under the Credit Agreement arising from the Company’s potential breach of representations regarding the presentation of its prior consolidated financial statements and the associated delay in filing this Quarterly Report on Form 10-Q. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan now bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, which represents an increase of 75 basis points to the interest rate previously applicable to the term loan borrowings in effect on September 30, 2007. The Second Amendment also resulted in an increase of 75 basis points to the interest rate previously applicable to the revolving credit facility on September 30, 2007.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and owned real property of Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of LCW Wireless and other joint ventures.

In addition to the foregoing restrictions, the Second Amendment requires the Company to furnish its unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. The Company is also required to furnish its amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If the Company fails to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. The Company currently expects to file the necessary amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, and its amendments to its Quarterly Reports on Form 10-Q for the first two quarters of 2007, on or before December 31, 2007.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a former director of Leap) participated in the syndication of the term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

The effective interest rate on the term loan was 7.3% as of September 30, 2007, which includes the effect of interest rate swaps, and the outstanding indebtedness was $889 million. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s total outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company is in compliance with this requirement. Prior to September 28, 2007, the Company had interest rate swap agreements with respect to $255 million of its debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 7.5% and $105 million of indebtedness at 6.6% through June 2009. To increase the amount of total outstanding indebtedness for borrowed money subject to interest at a fixed rate, the Company entered into additional interest rate swap agreements on September 28, 2007 which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 7.3% through September 2010. As a result, the Company had interest rate swap agreements with respect to $355 million of its debt as of September 30, 2007. In addition, on such date, $1,100 million of senior notes bearing interest at the fixed rate of 9.375% per year were outstanding. The fair value of the swap agreements at September 30, 2007 and December 31, 2006 was an aggregate loss of $2.7 million and an aggregate gain of $3.2 million, respectively, and was recorded in other liabilities and other assets, respectively, in the condensed consolidated balance sheets.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At September 30, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due 2014 in a private placement to institutional buyers. During the second quarter of 2007, the Company offered to exchange the notes for identical notes that had been registered with the Securities and Exchange Commission (“SEC”), and all notes were tendered for exchange.

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

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a former director of Leap) purchased an aggregate of $25 million principal amount of unsecured senior notes in the October 2006 private placement. In March 2007, these notes were sold by the Highland entities to a third party.

In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2007, the effective interest rate on the $350 million of unsecured senior notes was 9.1%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event the Company does not meet the registration statement filing requirements. Due to the Company’s restatement of its historical consolidated financial results as described in Note 2, the Company was unable to file the registration statement within 150 days after issuance of the notes. The Company intends to file the registration statement with the SEC as soon as is reasonably practicable and, based upon its anticipated registration statement filing date and the penalty rate applicable to the anticipated registration default event, the Company has accrued additional interest expense of approximately $0.5 million as of September 30, 2007.

Note 7.	Significant Acquisitions and Dispositions

In January 2007, the Company completed the sale of three wireless licenses that it was not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million. There were no significant acquisitions or dispositions during the three months ended September 30, 2007.

In June and August 2007, the Company purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $17.9 million. The Company uses the equity method to account for its investment. The Company’s equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s condensed consolidated financial statements. During the three and nine months ended September 30, 2007, the Company’s share of its net losses of the entity were $0.8 million.

Note 8.	Commitments and Contingencies

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to the Company. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including the Company’s Chief Executive Officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closures. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which the Company’s board of directors had previously rejected on September 16, 2007. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. The Company anticipates that the Royal Street case will be stayed along with the case originally filed by MetroPCS in the Eastern District of Texas. If and when the cases proceed, the Company intends to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by the Company and by the court, two of the plaintiffs have amended their complaint twice, dropped the other plaintiffs, and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek a preliminary and permanent injunction and ask the court to award damages, including punitive damages, attorneys fees, and restitution. The Company has filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. If and when the case proceeds, the Company intends to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 6, 2007, the Company was sued by Minerva Industries, Inc. (“Minerva”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by the Company infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. The Company’s time to respond to the complaint was extended until January 7, 2008 pursuant to stipulation between the parties. On June 7, 2007, the Company was sued by Barry W. Thomas (“Thomas”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by the Company infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. The Company and other co-defendants have filed a motion seeking to stay the litigation pending determination of similar litigation in the Western District of North Carolina. The Company intends to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. The Company has notified its handset suppliers of these lawsuits, the majority of whom were also sued by Minerva and Thomas in other actions, and the Company anticipates that it will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, the Company was sued by Ronald A. Katz Technology Licensing, L.P. (“Katz”), in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that the Company has infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages (including enhanced damages), an injunction, and attorneys’ fees. The Company is currently in discussions with Katz to settle this matter. In the event that the Company and Katz are unable to reach a settlement, the Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On October 15, 2007, the Company was sued by Visual Interactive Phone Concepts, Inc. (“Visual Interactive”) in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleges that the Company infringes these patents relating to interactive videophone systems, and the complaint seeks an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”) in the United States District Court for the Eastern District of Texas, Marshall Division for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court denied the appeal and remanded the action to the trial court.

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

Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court. AWG agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

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

Securities Litigation

On November 13, 2007, a shareholder derivative lawsuit was filed in California Superior Court for San Diego County against certain of the Company’s current and former directors. In its complaint, the plaintiff asserts claims for breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California’s insider trading laws arising from the Company’s restatement of its financial statements as described in Note 2, the September 2007 unsolicited merger proposal from MetroPCS and sales of Company common stock by certain of the defendants between December 2004 and June 2007. The complaint seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

The Company, certain of its current and former officers and directors, and the Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, have been named as defendants in multiple securities class action lawsuits filed in the United States District Court for the Southern District of California on behalf of investors who purchased the Company’s common stock during various periods between May 16, 2004 and November 9, 2007. The class action lawsuits, which will be consolidated, allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements about the Company’s business and financial results and seek unspecified damages. The Company intends to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

Spectrum Clearing Obligations

The spectrum that was auctioned in Auction #66 is currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules provide that an AWS licensee may force the incumbent non-governmental user to relocate at the licensee’s expense. The FCC rules also provide that a portion of the proceeds raised in Auction #66 will be used to reimburse the costs of governmental users relocating from the AWS spectrum. However, not all governmental users are obligated to relocate and some such users may delay relocation for an extended and undetermined period of time. The Company is currently evaluating its spectrum clearing obligations and the potential costs that may be incurred could be material.

FCC Hurricane Katrina Order

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. The FCC recently released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order is expected to become effective once the Office of Management and Budget approves information collection requirements associated with the FCC’s new rules, which action is expected some time in 2008. As a result, in order for the Company to comply with the new requirements, it will likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. The Company is currently evaluating its compliance with this order and the potential costs that may be incurred to achieve compliance could be material.

System Equipment Purchase Agreements

In June 2007, the Company entered into certain system equipment purchase agreements. The agreements generally have a term of three years pursuant to which the Company agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to the Company of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, the Company is entitled to certain pricing discounts, credits and incentives, which credits and incentives are subject to the Company’s achievement of its purchase commitments, and to certain technical training for the Company’s personnel. If the purchase commitment levels per the agreements are not achieved, the Company may be required to refund previous credits and incentives it applied to historical purchases.

Other

In addition to the matters described above, the Company is often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which matters, based upon current information, is currently expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 9.	Guarantor Financial Information

The $1,100 million of unsecured senior notes issued by Cricket (the “Issuing Subsidiary”) are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, including Cricket’s subsidiaries that hold real property interests or wireless licenses, and ANB 1 and ANB 1 License (collectively, the “Guarantor Subsidiaries”).

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

Condensed consolidating financial information of the Guarantor Parent Company, Issuing Subsidiary, Guarantor Subsidiaries, non-guarantor subsidiaries and total consolidated Leap and subsidiaries as of September 30, 2007 and December 31, 2006, as restated, and for the three and nine months ended September 30, 2007 and 2006, as restated, is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of September 30, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$—	$305,069	$22,036	$29,619	$—	$356,724
Short-term investments	—	275,109	—	23,882	—	298,991
Restricted cash, cash equivalents and short-term investments	7,319	7,541	639	30	—	15,529
Inventories	—	77,299	1,996	688	—	79,983
Other current assets	163	52,566	3,402	835	—	56,966

Total current assets	7,482	717,584	28,073	55,054	—	808,193
Property and equipment, net	49	1,000,178	145,351	51,946	—	1,197,524
Investments in and advances to affiliates and consolidated subsidiaries	1,739,268	2,040,631	170,164	—	(3,950,063)	—
Wireless licenses	—	14,452	1,522,848	324,099	—	1,861,399
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	54,313	—	221	—	54,534
Deposits for wireless licenses	—	—	—	—	—	—
Other assets	1,109	44,560	2,022	3,472	(2,250)	48,913

Total assets	$1,747,908	$4,297,500	$1,868,458	$434,792	$(3,952,313)	$4,396,345

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,390	$188,830	$11,957	$681	$—	$207,858
Current maturities of long-term debt	—	9,000	—	1,000	—	10,000
Intercompany payables	3,974	170,165	31,204	—	(205,343)	—
Other current liabilities	—	117,754	8,825	2,749	(1,064)	128,264

Total current liabilities	10,364	485,749	51,986	4,430	(206,407)	346,122
Long-term debt	—	2,000,084	319,928	302,138	(583,066)	2,039,084
Deferred tax liabilities	—	7,705	169,276	—	—	176,981
Other long-term liabilities	—	49,214	4,838	1,399	—	55,451

Total liabilities	10,364	2,542,752	546,028	307,967	(789,473)	2,617,638
Minority interests	—	15,480	—	—	25,683	41,163
Membership units subject to repurchase	—	—	—	28,002	(28,002)	—
Stockholders’ equity	1,737,544	1,739,268	1,322,430	98,823	(3,160,521)	1,737,544

Total liabilities and stockholders’ equity	$1,747,908	$4,297,500	$1,868,458	$434,792	$(3,952,313)	$4,396,345

Condensed Consolidating Balance Sheet as of December 31, 2006 (unaudited, as restated and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$316,398	$12,842	$43,366	$—	$372,812
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,258	495	735	—	13,581
Inventories	—	87,303	2,080	802	—	90,185
Other current assets	105	50,307	2,097	472	—	52,981

Total current assets	8,404	524,666	17,514	45,375	—	595,959
Property and equipment, net	117	892,859	147,521	38,024	—	1,078,521
Investments in and advances to affiliates and consolidated subsidiaries	1,779,514	2,013,023	144,966	—	(3,937,503)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	815	45,616	11,259	1,827	(772)	58,745

Total assets	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,792	$274,764	$25,306	$10,231	$—	$317,093
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	10,265	144,965	11,844	9,893	(176,967)	—
Other current liabilities	—	80,265	4,579	604	(773)	84,675

Total current liabilities	17,057	508,994	41,729	20,728	(177,740)	410,768
Long-term debt	—	1,636,500	277,955	271,443	(509,398)	1,676,500
Deferred tax liabilities	—	9,057	139,278	—	—	148,335
Other long-term liabilities	—	42,467	4,155	986	—	47,608

Total liabilities	17,057	2,197,018	463,117	293,157	(687,138)	2,283,211
Minority interests	—	4,821	—	—	25,122	29,943
Stockholders’ equity	1,771,793	1,779,516	1,393,787	102,956	(3,276,259)	1,771,793

Total liabilities and stockholders’ equity	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$306,728	$37,967	$9,813	$(13)	$354,495
Equipment revenues	—	65,503	2,138	885	(13,365)	55,161
Other revenues	—	—	13,633	—	(13,633)	—

Total revenues	—	372,231	53,738	10,698	(27,011)	409,656

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(97,164)	(13,522)	(3,854)	13,633	(100,907)
Cost of equipment	—	(98,097)	(9,639)	(2,847)	13,365	(97,218)
Selling and marketing	—	(44,047)	(7,976)	(2,242)	—	(54,265)
General and administrative	(263)	(56,729)	(9,725)	(1,982)	13	(68,686)
Depreciation and amortization	(22)	(68,911)	(6,620)	(2,228)	—	(77,781)
Impairment of assets	—	(383)	(985)	—	—	(1,368)

Total operating expenses	(285)	(365,331)	(48,467)	(13,153)	27,011	(400,225)

Loss on sale or disposal of assets	—	(38)	—	—	—	(38)

Operating income (loss)	(285)	6,862	5,271	(2,455)	—	9,393
Minority interests in consolidated subsidiaries	—	(548)	—	—	730	182
Equity in net loss of consolidated subsidiaries	(43,014)	(19,419)	—	—	62,433	—
Equity in net loss of investee	—	(807)	—	—	—	(807)
Interest income	10	28,207	132	180	(18,381)	10,148
Interest expense	—	(33,350)	(9,393)	(8,185)	17,592	(33,336)
Other expense, net	—	(4,207)	—	—	—	(4,207)

Loss before income taxes	(43,289)	(23,262)	(3,990)	(10,460)	62,374	(18,627)
Income tax expense	—	(19,752)	(4,910)	—	—	(24,662)

Net loss	$(43,289)	$(43,014)	$(8,900)	$(10,460)	$62,374	$(43,289)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$898,392	$101,433	$23,627	$(13)	$1,023,439
Equipment revenues	—	204,928	9,758	3,661	(40,791)	177,556
Other revenues	—	26	40,254	—	(40,280)	—

Total revenues	—	1,103,346	151,445	27,288	(81,084)	1,200,995

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(272,962)	(38,677)	(10,521)	40,254	(281,906)
Cost of equipment	—	(308,270)	(32,131)	(11,091)	40,791	(310,701)
Selling and marketing	(8)	(121,779)	(21,378)	(6,880)	—	(150,045)
General and administrative	(1,076)	(166,842)	(27,617)	(4,831)	39	(200,327)
Depreciation and amortization	(45)	(194,057)	(18,610)	(6,284)	—	(218,996)
Impairment of assets	—	(383)	(985)	—	—	(1,368)

Total operating expenses	(1,129)	(1,064,293)	(139,398)	(39,607)	81,084	(1,163,343)
Gain (loss) on sale or disposal of assets	—	(349)	1,251	—	—	902

Operating income (loss)	(1,129)	38,704	13,298	(12,319)	—	38,554
Minority interests in consolidated subsidiaries	—	(1,097)	—	—	3,531	2,434
Equity in net loss of consolidated subsidiaries	(56,776)	(64,222)	—	—	120,998	—
Equity in net loss of investee	—	(807)	—	—	—	(807)
Interest income	30	73,961	482	759	(52,665)	22,567
Interest expense	—	(85,456)	(26,971)	(25,783)	51,288	(86,922)
Other expense, net	—	(4,832)	(12)	—	—	(4,844)

Loss before income taxes	(57,875)	(43,749)	(13,203)	(37,343)	123,152	(29,018)
Income tax expense	—	(13,027)	(15,830)	—	—	(28,857)

Net loss	$(57,875)	$(56,776)	$(29,033)	$(37,343)	$123,152	$(57,875)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2006
(unaudited, as restated and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$227,089	$11,846	$1,619	$—	$240,554
Equipment revenues	—	58,807	1,124	387	(7,606)	52,712
Other revenues	—	156	10,137	—	(10,293)	—

Total revenues	—	286,052	23,107	2,006	(17,899)	293,266

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(71,216)	(9,261)	(1,235)	10,137	(71,575)
Cost of equipment	—	(82,266)	(8,380)	(417)	7,606	(83,457)
Selling and marketing	—	(33,169)	(9,290)	(489)	—	(42,948)
General and administrative	(1,260)	(42,152)	(5,159)	(701)	156	(49,116)
Depreciation and amortization	(23)	(50,068)	(4,590)	(1,728)	—	(56,409)
Impairment of assets	—	—	(4,701)	—	—	(4,701)

Total operating expenses	(1,283)	(278,871)	(41,381)	(4,570)	17,899	(308,206)
Gain on sale or disposal of assets	—	21,546	444	—	—	21,990

Operating income (loss)	(1,283)	28,727	(17,830)	(2,564)	—	7,050
Minority interests in consolidated subsidiaries	—	(220)	—	—	638	418
Equity in net income (loss) of consolidated subsidiaries	472	(27,507)	—	—	27,035	—
Interest income	10	11,045	204	158	(5,926)	5,491
Interest expense	—	(15,753)	(5,926)	—	5,926	(15,753)
Other income, net	—	272	—	—	—	272

Loss before income taxes	(801)	(3,436)	(23,552)	(2,406)	27,673	(2,522)
Income tax (expense) benefit	—	3,908	(2,187)	—	—	1,721

Net income (loss)	$(801)	$472	$(25,739)	$(2,406)	$27,673	$(801)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2006
(unaudited, as restated and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$665,393	$18,787	$1,619	$—	$685,799
Equipment revenues	—	173,888	4,070	387	(11,569)	166,776
Other revenues	—	364	29,631	—	(29,995)	—

Total revenues	—	839,645	52,488	2,006	(41,564)	852,575

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(201,494)	(15,942)	(1,235)	29,631	(189,040)
Cost of equipment	—	(216,579)	(15,403)	(417)	11,569	(220,830)
Selling and marketing	—	(88,974)	(18,529)	(489)	—	(107,992)
General and administrative	(3,381)	(126,369)	(14,695)	(701)	364	(144,782)
Depreciation and amortization	(77)	(155,042)	(6,935)	(1,728)	—	(163,782)
Impairment of assets	—	—	(7,912)	—	—	(7,912)

Total operating expenses	(3,458)	(788,458)	(79,416)	(4,570)	41,564	(834,338)
Gain on sale or disposal of assets	—	21,546	444	—	—	21,990

Operating income (loss)	(3,458)	72,733	(26,484)	(2,564)	—	40,227
Minority interests in consolidated subsidiaries	—	(429)	—	—	638	209
Equity in net income (loss) of consolidated subsidiaries	24,711	(46,014)	—	—	21,303	—
Interest income	27	24,235	388	158	(9,590)	15,218
Interest expense	—	(31,607)	(9,590)	—	9,590	(31,607)
Other expense, net	—	(5,109)	(2)	—	—	(5,111)

Income (loss) before income taxes and cumulative effect of change in accounting principle	21,280	13,809	(35,688)	(2,406)	21,941	18,936
Income tax (expense) benefit	—	10,279	(8,558)	—	—	1,721

Income (loss) before cumulative effect of change in accounting principle	21,280	24,088	(44,246)	(2,406)	21,941	20,657
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$21,280	$24,711	$(44,246)	$(2,406)	$21,941	$21,280

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007
(unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(979)	$198,438	$5,339	$(20,802)	$13,845	$195,841

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(299,446)	(16,516)	(17,223)	—	(333,185)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(890)	(3,985)	457	—	(4,418)
Proceeds from sale of wireless licenses and operating assets	—	—	9,500	—	—	9,500
Purchases of investments	—	(518,916)	—	—	—	(518,916)
Sales and maturities of investments	—	287,066	—	—	—	287,066
Investments in and advances to affiliates and consolidated subsidiaries	(7,847)	(4,706)	—	—	7,847	(4,706)
Purchase of membership units	—	(17,921)	—	—	—	(17,921)
Other	773	(282)	(144)	(30)	—	317

Net cash used in investing activities	(7,074)	(555,095)	(11,145)	(16,796)	7,847	(582,263)

Financing activities:
Proceeds from long-term debt	—	370,480	15,000	6,000	(21,000)	370,480
Issuance of related party debt	—	(21,000)	—	—	21,000	—
Repayment of long-term debt	—	(6,750)	—	—	—	(6,750)
Payment of debt issuance costs	—	(5,249)	—	(8)	—	(5,257)
Capital contributions, net	—	7,847	—	17,859	(21,692)	4,014
Proceeds from issuance of common stock, net	7,847	—	—	—	—	7,847

Net cash provided by financing activities	7,847	345,328	15,000	23,851	(21,692)	370,334

Net increase (decrease) in cash and cash equivalents	(206)	(11,329)	9,194	(13,747)	—	(16,088)
Cash and cash equivalents at beginning of period	206	316,398	12,842	43,366	—	372,812

Cash and cash equivalents at end of period	$—	$305,069	$22,036	$29,619	$—	$356,724

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006
(unaudited, as restated and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$4,488	$(19,641)	$233,253	$3,597	$—	$221,697

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(238,908)	(100,501)	(6,732)	—	(346,141)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	—	(257,128)	(50,000)	—	(307,128)
Proceeds from sales of wireless licenses and operating assets	—	27,968	—	—	—	27,968
Purchases of investments	—	(120,398)	—	—	—	(120,398)
Sales and maturities of investments	—	165,982	—	—	—	165,982
Investments in and advances to affiliates and consolidated subsidiaries	(725)	(32,888)	—	—	33,613	—
Other	(3,443)	—	—	—	—	(3,443)

Net cash used in investing activities	(4,168)	(198,244)	(357,629)	(56,732)	33,613	(583,160)

Financing activities:
Proceeds from long-term debt	—	900,000	127,150	40,750	(167,900)	900,000
Issuance of related party debt	—	(167,900)	—	—	167,900	—
Repayment of long-term debt	—	(596,694)	—	—	—	(596,694)
Payment of debt issuance costs	—	(8,058)	—	—	—	(8,058)
Payment of fees related to forward equity sale	(1,066)	—	—	—	—	(1,066)
Capital contributions, net	—	725	8,885	29,770	(33,613)	5,767
Proceeds from issuance of common stock, net	725	—	—	—	—	725

Net cash provided by (used in) financing activities	(341)	128,073	136,035	70,520	(33,613)	300,674

Net increase (decrease) in cash and cash equivalents	(21)	(89,812)	11,659	17,385	—	(60,789)
Cash and cash equivalents at beginning of period	46	291,456	1,571	—	—	293,073

Cash and cash equivalents at end of period	$25	$201,644	$13,230	$17,385	$—	$232,284

Note 10.	Subsequent Events

Amendment to Credit Agreement

As described in Note 6, on November 20, 2007, the Company entered into the Second Amendment to the Credit Agreement. Under the Second Amendment, the lenders waived defaults and potential defaults under the Credit Agreement arising from the Company’s potential breach of representations regarding the presentation of its prior financial statements and the associated delay in filing this Quarterly Report on Form 10-Q. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan now bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, which represents an increase of 75 basis points to the rate applicable to term loan borrowings in effect on September 30, 2007. The Second Amendment also increased by 75 basis points the interest rate applicable to the revolving credit facility on September 30, 2007. The Second Amendment also amended the definition of a “change of control” to provide that the entry into an agreement leading to a change of control will no longer constitute an event of default, unless and until the change of control occurs.

The Second Amendment requires the Company to furnish its unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. The Company is also required to furnish its amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If the Company fails to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. The Company currently expects to finalize the restatement of its prior financial statements and to file the necessary amendments to its Annual Report on Form 10-K for the year ended December 31, 2006 and its amendments to its Quarterly Reports on Form 10-Q for the first two quarters of 2007 on or before December 31, 2007.

In connection with the execution of the Second Amendment, the Company paid a fee equal to 25 basis points on the aggregate principal amount of the commitments and loans of each lender that executed the Second Amendment on or before 5:00 p.m. on November 19, 2007 in addition to legal fees, which represented an aggregate payment of $2.7 million.

Notice from The NASDAQ Stock Market

On November 14, 2007, the Company received a letter from The NASDAQ Stock Market indicating that it was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) since it had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. As a result of its non-compliance in filing its Quarterly Report, the Company was notified that its common stock was subject to delisting in accordance with standard NASDAQ procedures. The Company requested a hearing before a NASDAQ Listing Qualifications Panel to review the determination, which automatically stayed any suspension of trading on The NASDAQ Stock Market in the Company’s stock pending a decision by the panel. Upon its filing of this Quarterly Report on Form 10-Q, the Company believes it will again be compliant with NASDAQ Marketplace Rule 4310(c)(14).

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007. Following the filing of this Quarterly Report on Form 10-Q, we plan to amend our Annual Report on Form 10-K for the year ended December 31, 2006 to include the corresponding restated financial information.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors that could adversely affect the market for wireless services;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, market trials and introductions of higher-speed data services and other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through cash from operations, our revolving credit facility or additional capital, delays in the availability of network equipment and handsets for the AWS spectrum we acquired in Auction #66, or delays by existing U.S. government and other private sector wireless operations in clearing the AWS spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2006 and condensed consolidated financial statements for the three and nine months ended September 30, 2006. See Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report for additional information.

Company Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” and “Jumptm Mobile” brands. Our Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Our Jump Mobile service offers customers a per-minute prepaid wireless service.

Cricket and Jump Mobile services are offered by Cricket, a wholly owned subsidiary of Leap, and by ANB 1 License, an indirect wholly owned subsidiary of Cricket. Alaska Native Broadband 1, LLC (“ANB 1”) and its wholly owned subsidiary, ANB 1 License, became wholly owned subsidiaries of Cricket in March 2007 following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket for $4.7 million. Cricket and Jump Mobile services are also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, a designated entity under FCC regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which purchased a wireless license in the Great Lakes area in Auction #66 as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License.

At September 30, 2007, Cricket and Jump Mobile services were offered in 23 states and had approximately 2,711,000 customers. As of September 30, 2007, we, LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and Denali License owned wireless licenses covering an aggregate of 184.3 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets is anticipated to cover approximately 54 million POPs by the end of 2007, which includes new markets launched in 2007 and incremental POPs attributed to ongoing footprint expansion. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

In addition to the approximately 54 million POPs we anticipate covering by the end of 2007 with our combined network footprint, we estimate that we and Denali License hold licenses in markets that cover up to approximately 85 million additional POPs that are suitable for Cricket service. We and Denali License have already begun the build-out of the Auction #66 markets and expect to cover up to an additional 12 to 28 million POPs by the end of 2008, bringing total covered POPs to between 66 and 82 million by the end of 2008. We and Denali License may also develop some of the licenses covering these additional POPs through partnerships with others.

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. To the extent that there is any delay by these users in finalizing their plans to clear spectrum covered by licenses we purchased in Auction #66, such delay could impact the pace at which we launch these markets.

We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions, including the upcoming FCC auctions of 700 MHz band licenses (Auctions #73 and #76), acquiring spectrum and related assets from third parties, and/or participating in new partnerships or joint ventures. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License hold include large regional areas covering both rural and metropolitan communities, we and Denali License may sell some of this spectrum and pursue the deployment of alternative products or services in portions of this spectrum.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility, which was undrawn as of September 30, 2007. We may also generate liquidity through capital market transactions or the sale of assets that are not material to or are not required for the ongoing operation of our business. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of such activities on our revenues and operating expenses. Throughout 2006 and 2007, we and our joint ventures continued expanding existing market footprints and expanded into 20 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48 million covered POPs as of December 31, 2006, to approximately 54 million expected covered POPs as of December 31, 2007. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end of period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.71 million customers as of September 30, 2007. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.20 billion for the nine months ended September 30, 2007. In 2006 and 2007, we also introduced several higher-priced, higher-value service plans which have helped increase average service revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to new market launches, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.16 billion for the nine months ended September 30, 2007. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006 and 2007. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $86.9 million for the nine months ended September 30, 2007. Also, during the third quarter of 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $28.9 million for the nine months ended September 30, 2007, compared to an income tax benefit of $1.7 million for the nine months ended September 30, 2006.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006. Our net loss increased to $57.9 million for the nine months ended September 30, 2007.

We expect that we will continue to build out and launch new markets and pursue other strategic expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses would decrease earnings, operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended September 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(As Restated)

Revenues:
Service revenues	$354,495		$240,554		$113,941	47.4%
Equipment revenues	55,161		52,712		2,449	4.6%

Total revenues	409,656		293,266		116,390	39.7%

Operating expenses:
Cost of service	100,907	28.5%	71,575	29.8%	29,332	41.0%
Cost of equipment	97,218	27.4%	83,457	34.7%	13,761	16.5%
Selling and marketing	54,265	15.3%	42,948	17.9%	11,317	26.4%
General and administrative	68,686	19.4%	49,116	20.4%	19,570	39.8%
Depreciation and amortization	77,781	21.9%	56,409	23.4%	21,372	37.9%
Impairment of assets	1,368	0.4%	4,701	2.0%	(3,333)	(70.9)%

Total operating expenses	400,225	112.9%	308,206	128.1%	92,019	29.9%
Gain (loss) on sale of wireless licenses and disposal of operating assets	(38)	0.0%	21,990	9.1%	(22,028)	(100.2)%

Operating income	$9,393	2.6%	$7,050	2.9%	$2,343	33.2%

	Nine Months Ended September 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(As Restated)

Revenues:
Service revenues	$1,023,439		$685,799		$337,640	49.2%
Equipment revenues	177,556		166,776		10,780	6.5%

Total revenues	1,200,995		852,575		348,420	40.9%

Operating expenses:
Cost of service	281,906	27.5%	189,040	27.6%	92,866	49.1%
Cost of equipment	310,701	30.4%	220,830	32.2%	89,871	40.7%
Selling and marketing	150,045	14.7%	107,992	15.7%	42,053	38.9%
General and administrative	200,327	19.6%	144,782	21.1%	55,545	38.4%
Depreciation and amortization	218,996	21.4%	163,782	23.9%	55,214	33.7%
Impairment of assets	1,368	0.1%	7,912	1.2%	(6,544)	(82.7)%

Total operating expenses	1,163,343	113.7%	834,338	121.7%	329,005	39.4%
Gain on sale of wireless licenses and disposal of operating assets	902	0.1%	21,990	3.2%	(21,088)	(95.9)%

Operating income	$38,554	3.8%	$40,227	5.9%	$(1,673)	(4.2)%

The following tables summarize customer activity for the three and nine months ended September 30, 2007 and 2006:

			Change
For the Three Months Ended September 30:	2007	2006	Amount	Percent

Gross customer additions	450,954	405,178	45,776	11.3%
Net customer additions	36,484	161,688	(125,204)	(77.4)%
Weighted-average number of customers	2,654,555	1,870,204	784,351	41.9%
As of September 30:
Total customers	2,711,447	1,967,369	744,078	37.8%

			Change
For the Nine Months Ended September 30:	2007	2006	Amount	Percent

Gross customer additions	1,478,443	936,581	541,862	57.9%
Net customer additions	481,621	329,780	151,841	46.0%
Weighted-average number of customers	2,544,872	1,792,928	751,944	41.9%

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Service Revenues

Service revenues increased $113.9 million, or 47.4%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 41.9% increase in average total customers due to new market launches and existing market customer growth and a 3.8% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Service revenues increased $337.6 million, or 49.2%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 41.9% increase in average total customers due to new market launches and existing market customer growth and a 5.1% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment Revenues

Equipment revenues increased $2.4 million, or 4.6%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. An increase of 13.5% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel, to which handsets are sold at lower prices.

Equipment revenues increased $10.8 million, or 6.5%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. An increase of 53.3% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel, to which handsets are sold at lower prices.

Cost of Service

Cost of service increased $29.3 million, or 41.0%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 28.5% from 29.8% in the prior year period. Variable product costs increased by 2.8% of service revenues due to increased customer usage of our value-added services. Network infrastructure costs declined by 4.1% of service revenues primarily due to benefits of scale. In particular, there was a 1.9% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of service increased $92.9 million, or 49.1%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 27.5%

from 27.6% in the prior year period. Variable product costs increased by 2.1% as a percentage of service revenues due to increased customer usage of our value-added services. Network infrastructure costs decreased by 2.2% of service revenues due primarily to a 1.3% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of Equipment

Cost of equipment increased $13.8 million, or 16.5%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 13.5% increase in handset sales volume.

Cost of equipment increased $89.9 million, or 40.7%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 53.3% increase in handset sales volume.

Selling and Marketing Expenses

Selling and marketing expenses increased $11.3 million, or 26.4%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 15.3% from 17.9% in the prior year period. This percentage decrease was due to a 1.8% decrease in media and advertising costs as a percentage of service revenues reflecting the large new market launches in the prior year period, including in the Austin and Louisville areas, and the advertising costs associated with those launches. This decrease was also attributable to a 0.7% net decrease in store and staffing costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Selling and marketing expenses increased $42.1 million, or 38.9%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.7% from 15.7% in the prior year period. This percentage decrease was primarily attributable to a 0.6% net decrease in store and staffing costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale and a 0.5% decrease in media and advertising costs as a percentage of service revenues reflecting the large new market launches in the prior year.

General and Administrative Expenses

General and administrative expenses increased $19.6 million, or 39.8%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.4% from 20.4% in the prior year period. This percentage decrease was primarily attributable to a 1.9% decrease in employee related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale. This decrease was partially offset by a 1.3% increase in fees for professional services as a percentage of service revenues incurred in connection with the unsolicited merger proposal received from MetroPCS Communications, Inc., or MetroPCS, in September 2007 and other strategic merger and acquisition activities.

General and administrative expenses increased $55.5 million, or 38.4%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.6% from 21.1% in the prior year period. This percentage decrease was primarily attributable to a 1.2% decrease in employee related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale. This decrease was partially offset by a 0.4% increase in fees for professional services as a percentage of service revenues incurred in connection with the unsolicited merger proposal received from MetroPCS in September 2007 and other strategic merger and acquisition activities.

Depreciation and Amortization

Depreciation and amortization expense increased $21.4 million, or 37.9%, for the three months ended September 30, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out and launch of our new markets and the improvement and expansion of our existing markets. Such expenses decreased as a percentage of service revenues compared to the corresponding period of the prior year.

Depreciation and amortization expense increased $55.2 million, or 33.7%, for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out and launch of our new markets and the improvement and expansion of our existing markets. Such expenses decreased as a percentage of service revenues compared to the corresponding period of the prior year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006	Change
	(As Restated)

Minority interests in consolidated subsidiaries	$182	$418	$(236)
Equity in net loss of investee	(807)	—	(807)
Interest income	10,148	5,491	4,657
Interest expense	(33,336)	(15,753)	(17,583)
Other income (expense), net	(4,207)	272	(4,479)
Income tax (expense) benefit	(24,662)	1,721	(26,383)

	Nine Months Ended September 30,
	2007	2006	Change
	(As Restated)

Minority interests in consolidated subsidiaries	$2,434	$209	$2,225
Equity in net loss of investee	(807)	—	(807)
Interest income	22,567	15,218	7,349
Interest expense	(86,922)	(31,607)	(55,315)
Other expense, net	(4,844)	(5,111)	267
Income tax (expense) benefit	(28,857)	1,721	(30,578)

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries primarily reflects the share of net earnings or losses allocated to the other members of certain consolidated entities, as well as accretion expense associated with certain members’ put options.

Equity in Net Loss of Investee

Equity in net loss of investee reflects our share of losses in a regional wireless service provider in which we previously made an investment.

Interest Income

Interest income increased $4.7 million for the three months ended September 30, 2007 compared to the corresponding period of the prior year. This increase was primarily due to an increase in our short-term investments made with the proceeds received from our issuance of $350 million of unsecured senior notes in June 2007.

Interest income increased $7.3 million for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. This increase was primarily due to an increase in our short-term investments made with the proceeds received from our issuance of $350 million of unsecured senior notes in June 2007.

Interest Expense

Interest expense increased $17.6 million for the three months ended September 30, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $750 million of unsecured senior notes in October 2006 and from our issuance of $350 million of unsecured senior notes in June 2007. We capitalized $11.5 million of interest during the three months ended September 30, 2007 compared to $3.4 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2007 and beyond. See “Liquidity and Capital Resources” below.

Interest expense increased $55.3 million for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from an increase of approximately $307 million to the amount of the term loan under our amended and restated senior secured credit agreement made in the second quarter of 2006. Further, the increase in interest expense resulted from our issuance of $750 million of unsecured senior notes in October 2006 and from our issuance of $350 million of unsecured senior notes in June 2007. We capitalized $33.3 million of interest during the nine months ended September 30, 2007 compared to $12.3 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2007 and beyond.

Other Income (Expense), Net

Other income (expense), net of other income, increased $4.5 million for the three months ended September 30, 2007 compared to the corresponding period of the prior year. During the third quarter of 2007, we recorded a $4.4 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper.

Other expense, net of other income, decreased $0.3 million for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. During the third quarter of 2007, we recorded a $4.4 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper. During the second quarter of 2006, we wrote off $5.6 million of unamortized debt issuance costs related to our previous credit facility.

Income Tax Expense

Our provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of the annual effective tax rate for the full fiscal year. The annual effective tax rate computation includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss) and our current projection for 2007 is close to break even. Our projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have computed our provision for income taxes for the three and nine months ended September 30, 2007 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three and nine months ended September 30, 2007, we recorded income tax expense of $24.7 million and $28.9 million, respectively, compared to an income tax benefit of $1.7 million for the three and nine months ended September 30, 2006.

We changed our tax accounting method for amortizing wireless licenses during the quarter ended September 30, 2007. Under the prior method, we began amortizing wireless licenses for tax purposes on the date a license was placed into service. Under the new tax accounting method, we generally begin amortizing wireless licenses for tax purposes on the date the wireless license is acquired. The new tax accounting method generally allows us to amortize wireless licenses for tax purposes at an earlier date and allows us to accelerate our tax deductions. At the same time, the new method increases our income tax expense due to the deferred tax effect of accelerating amortization on wireless licenses. We have applied the new method as if it had been in effect for all of our prior tax periods, and the resulting cumulative increase to income tax expense of $19.3 million through June 30, 2007 was recorded during the three months ended September 30, 2007. The new method also increased our tax expense by $4.8 million for the three months ended September 30, 2007. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which we had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, $64.7 million of net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities.

We recorded a $2.9 million income tax benefit during the three months ended September 30, 2007 related to a net reduction in our effective state income tax rate. We carry a net deferred tax liability that results from the valuation allowance recorded against a majority of our deferred tax assets. A reduction to our effective state income tax rate during the three months ended September 30, 2007 resulted in a reduction to our net deferred tax liability and a corresponding increase to our income tax benefit. The decrease in our effective state income tax rate is primarily attributable to expansion of our operating footprint into lower taxing states. We recorded an additional $2.5 million income tax benefit during the nine months ended September 30, 2007 due to a Texas Margins Tax (TMT) credit, which has been recorded as a deferred tax asset. We estimate that our future TMT liability will be based on our gross revenues in Texas, rather than our apportioned taxable income. Therefore, it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

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

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of the TMT credit discussed above, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. At September 30, 2007, we have cumulative pre-tax income since our emergence from bankruptcy in August 2004. Accordingly, we will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. At such time that we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the release of up to $218.5 million of valuation allowance established in fresh-start reporting will be recorded as a reduction of goodwill rather than as a reduction of income tax expense.

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

Churn, which measures customer turnover, is calculated as the net number of customers who disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month that they are disconnected; as a result, these customers are not included in churn. In addition, customers are generally disconnected from service approximately 30 days after failing to pay a monthly bill. Beginning during the quarter ended June 30, 2007, pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends, whereas previously these customers were generally disconnected on the date of their request to terminate service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
		(As Restated)

ARPU	$44.51	$42.87
CPGA	$199	$176
CCU	$21.23	$21.04
Churn	5.2%	4.3%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,
	2007	2006
		(As Restated)

Selling and marketing expense	$54,265	$42,948
Less share-based compensation expense included in selling and marketing expense	(843)	(637)
Plus cost of equipment	97,218	83,457
Less equipment revenue	(55,161)	(52,712)
Less net loss on equipment transactions unrelated to initial customer acquisition	(5,715)	(1,804)

Total costs used in the calculation of CPGA	$89,764	$71,252
Gross customer additions	450,954	405,178

CPGA	$199	$176

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended September 30,
	2007	2006
		(As Restated)

Cost of service	$100,907	$71,575
Plus general and administrative expense	68,686	49,116
Less share-based compensation expense included in cost of service and general and administrative expense	(6,231)	(4,426)
Plus net loss on equipment transactions unrelated to initial customer acquisition	5,715	1,804

Total costs used in the calculation of CCU	$169,077	$118,069
Weighted-average number of customers	2,654,555	1,870,204

CCU	$21.23	$21.04

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn at September 30, 2007. We had a total of $656 million in unrestricted cash, cash equivalents and short-term investments at September 30, 2007. We generated $195.8 million of net cash from operating activities during the nine months ended September 30, 2007, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We may also generate liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. We believe that these sources of liquidity are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business through the build-out of new markets and other activities described below.

Looking forward, we may raise significant capital to finance business expansion activities. This additional funding could consist of debt and/or equity financing from the public and/or private capital markets. The amount, nature and timing of any financing will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements and overall market conditions. If we require additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities and were unable to obtain such capital (whether through capital markets financings or otherwise) on terms that we found acceptable, we would likely reduce our investments in expansion activities or slow the pace of expansion activities as necessary to match our capital requirements to our available liquidity.

Our business expansion efforts include our plans to launch additional markets with spectrum licenses that we and Denali License acquired in Auction #66, which will require the expenditure of significant funds to complete the associated construction and fund the initial operating costs. Aggregate capital expenditures for new market builds through their first full year of operation are currently anticipated to be approximately $26.00 per covered POP, excluding capitalized interest. We and Denali License have already begun the build-out of some of our Auction #66 markets and, as part of our market expansion plans, could cover 28 to 50 million additional POPs by 2010. To the extent that there is any delay by U.S. federal government incumbent licensees in finalizing their plans to clear spectrum covered by licenses we purchased in Auction #66, such delay could impact the pace at which we launch these markets. If we determine to launch more than 28 million covered POPs by the end of 2010, or if we determine to accelerate the launch of those POPs, we would likely need to raise additional debt and/or equity capital to help finance this further expansion or accelerated launch schedule. The amount and timing of any capital requirements will depend upon the pace of our planned market expansion.

In addition to launching new markets, we also may elect to expand our existing market footprint. We may also pursue other strategic activities to build our business, which could include (without limitation) the further deployment of our higher-speed data service offering, the acquisition of additional spectrum through FCC auctions or private transactions, or entering into partnerships with others to help launch additional markets. If we pursued any of these activities at a significant level, we would need to raise additional funding or re-direct capital otherwise available for the build-out of new markets.

We also currently plan to participate as a bidder in Auctions #73 and #76, which may also require that we raise additional capital. The first of these auctions is scheduled to commence on January 24, 2008. We intend to focus in these auctions on those areas that we believe present attractive growth prospects for our service offerings, based on an analysis of demographic, economic and other factors, and we intend to be financially disciplined with respect to prices we are willing to pay for any such licenses. We cannot assure you, however, that our bidding strategy will be successful in the auctions or that spectrum in the auctions that meets our internally developed criteria will be available to us at acceptable prices.

Our total outstanding indebtedness under our senior secured credit agreement was $889 million as of September 30, 2007. In addition, we had $200 million available for borrowing under our undrawn revolving credit facility. Outstanding term loan borrowings under the senior secured credit agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). Commencing on November 20, 2007, the term loan under our senior secured credit agreement bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by us. In addition to our senior secured credit agreement, we also had $1,100 million in unsecured senior notes due 2014 outstanding as of September 30, 2007. Our $1,100 million in unsecured senior notes have no principal amortization and mature in October 2014. Of the $1,100 million of unsecured senior notes, $750 million principal amount of senior notes bears interest at 9.375% per annum and $350 million principal amount of senior notes (which were issued at a 106% premium) bears interest at an effective rate of 9.1% per annum.

Our senior secured credit agreement and the indenture governing our $1,100 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring additional indebtedness to pay down outstanding borrowings under our senior secured credit agreement. The senior secured credit agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. Although the restatements of our historical consolidated financial statements described elsewhere in this report resulted in defaults under our senior secured credit agreement that were subsequently waived by the required lenders, the restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of September 30, 2007.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to comply with the financial covenants and debt incurrence and other covenants in our senior secured credit agreement and unsecured senior notes indenture. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will result in improvements in our leverage ratio and other ratios underlying our financial covenants. Our $1,100 million of unsecured senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our $1,100 million in unsecured senior notes and our interest rate swaps, approximately 72% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to reduce our investments in expansion activities or slow the pace of our expansion activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Net cash provided by operating activities was $195.8 million during the nine months ended September 30, 2007 compared to $221.7 million during the nine months ended September 30, 2006. This decrease was primarily attributable to higher depreciation and other non-cash operating items, which more than offset the decrease in pre-tax income during the third quarter of 2007.

Net cash used in investing activities was $582.3 million during the nine months ended September 30, 2007, which included the effects of the following transactions:

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1 for $4.7 million, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket.

•	During June and August 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $17.9 million.

•	During the nine months ended September 30, 2007, we made investment purchases of $518.9 million from proceeds received from the issuances of our unsecured senior notes due 2014, offset by sales or maturities of investments of $287.1 million.

•	During the nine months ended September 30, 2007, we and our consolidated joint ventures purchased $345.2 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

Net cash provided by financing activities was $370.3 million during the nine months ended September 30, 2007, which included the effects of the following transactions:

•	During the nine months ended September 30, 2007, we issued an additional $350 million of unsecured senior notes due 2014 at an issue price of 106% of the principal amount, which resulted in gross proceeds of $371 million, offset by payments of $6.8 million on our $895.5 million senior secured term loan.

•	During the nine months ended September 30, 2007, we issued common stock upon the exercise of stock options held by our employees and upon employee purchases of common stock under our Employee Stock Purchase Plan, resulting in aggregate net proceeds of $7.8 million.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under our amended and restated senior secured credit agreement, or the Credit Agreement, consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility.

Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). If the term loan is prepaid in connection with a re-pricing transaction prior to March 15, 2008, a prepayment premium in the amount of 1.0% of the principal amount prepaid will be payable by Cricket.

As of December 31, 2006, the interest rate on the term loan was the London Interbank Offered Rate (LIBOR) plus 2.75% or the bank base rate plus 1.75%, as selected by Cricket. The interest rate on the term loan was reduced in the first and second quarters of 2007: first, in connection with a March 2007 amendment to the Credit Agreement in which the interest rate was reduced by 50 basis points, and then in June 2007, when Leap’s corporate family debt rating improved, causing the interest rate on the term loan to be reduced by an additional 25 basis points in accordance with the terms of the Credit Agreement. On September 4, 2007, Leap’s debt rating outlook changed to “developing” from “stable” and as a result the interest rate on the term loan was increased by 25 basis points. As a result of these changes, the interest rate on the term loan was LIBOR plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket, as of September 30, 2007. At September 30, 2007, the effective interest rate on the term loan was 7.3%, which included the effect of interest rate swaps, and the outstanding indebtedness was $889 million.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of September 30, 2007, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. As of September 30, 2007, borrowings under the revolving credit facility accrued interest at LIBOR plus 2.25% or the bank base rate plus 1.25%, as selected by Cricket.

Subsequent to September 30, 2007, as more fully described in Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, we announced our intention to restate certain of our historical consolidated financial statements. On November 20, 2007, and as more fully described in Note 10 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, we entered into a second amendment, or the Second Amendment, to the Credit Agreement in which the lenders waived defaults and potential defaults under the Agreement arising from our potential breach of representations regarding the presentation of our prior consolidated financial statements and the associated delay in filing this Quarterly Report on Form 10-Q. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan now bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, which represents an increase of 75 basis points to the interest rate applicable to the term loan borrowings in effect on September 30, 2007. The Second Amendment also resulted in an increase of 75 basis points to the interest rate applicable to the revolving credit facility on September 30, 2007.

In addition to the covenants noted in Note 6 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, the Second Amendment requires us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006, and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007, to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If we fail to timely furnish such financial statements and documents to the administrative agent, this event would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s unsecured senior indenture, or the Indenture, governing its $1.1 billion of 9.375% senior notes due 2014. The Company currently expects to file the necessary amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, and its amendments to its Quarterly Reports on Form 10-Q for the first two quarters of 2007, on or before December 31, 2007.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At September 30, 2007, the effective interest rate on the term loans was 9.6%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% with respect to $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011.

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014 in a private placement to institutional buyers. During the second quarter of 2007, we offered to exchange the notes for identical notes that had been registered with the Securities and Exchange Commission, or SEC, and all notes were tendered for exchange.

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

In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium that we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and will be amortized as a reduction to interest expense over the term of the notes. At September 30, 2007, the effective interest rate on the $350 million of unsecured senior notes was 9.1%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. Due to the restatement of our historical consolidated financial results as described in Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, we were unable to file the registration statement within 150 days after issuance of the notes. We intend to file the registration statement with the SEC as soon as is reasonably practicable and, based upon our anticipated registration statement filing date and the penalty rate applicable to the anticipated registration default event, we have accrued additional interest expense of approximately $0.5 million as of September 30, 2007.

System Equipment Purchase Agreements

In June 2007, we entered into certain system equipment purchase agreements. The agreements generally have a term of three years pursuant to which we agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to us of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, we are entitled to certain pricing discounts, credits and incentives, which the discounts, credits and incentives are subject to our achievement of our purchase commitments, and to certain technical training for our personnel. If the purchase commitment levels per the agreements are not achieved, we may be required to refund previous credits and incentives we applied to historical purchases.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the nine months ended September 30, 2007, we and our consolidated joint ventures made approximately $345.2 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for 1xEV-DO, or EvDO, technology.

We currently expect to invest between $300 million and $320 million in 2007 in capital expenditures for our existing business, the costs associated with our launched markets to date, and our EvDO network upgrade. In addition, we expect to invest between $205 million and $225 million in capital expenditures to support our planned coverage expansion, Auction #66 market development and development of new higher-speed data products. Therefore, total 2007 capital expenditures are expected to be between $505 million and $545 million, including capitalized interest.

Other Acquisitions and Dispositions

In January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million. There were no significant acquisitions or dispositions during the three months ended September 30, 2007.

In June and August 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $17.9 million. We use the equity method to account for our investment. Our equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in our condensed consolidated financial statements. During the three and nine months ended September 30, 2007, the Company’s share of net losses of the entity were $0.8 million.

Short-Term Investments

As of September 30, 2007, we held approximately $159.9 million in asset-backed commercial paper some of which is backed, in part, by residential mortgages. Such asset-backed commercial paper is subject to credit risk as the obligor may be unable to repay its maturing commercial paper as it becomes due. Due to the recent downturns in the financial and credit markets, certain of our investments have been downgraded by a major rating agency and their respective fair values have declined. As a result, we recognized an other-than-temporary impairment loss of approximately $4.4 million to other income (expense), net in our condensed consolidated statements of operations during the three months ended September 30, 2007. The impairment loss was calculated based upon quotes provided by third party financial institutions.

We believe our future risk of loss with respect to these investments is limited given the short-term duration of these commercial paper holdings, the nature of the underlying assets securing these holdings, payment preferences that would be available to us in the event of liquidation, and interest and principal payments received subsequent to September 30, 2007; however, future volatility and uncertainty in the financial markets could result in additional losses. As of September 30, 2007, we have received both interest and principal payments for all of our commercial paper investments as they have reached maturity. Further, we have taken measures to minimize our exposure to the volatility in the financial and credit markets by reducing our investments in asset-backed commercial paper and by investing in securities with shorter maturities, or securities that are backed by U.S. treasury securities or governmental agencies. As of November 30, 2007, we held approximately $56.4 million in asset-backed commercial paper backed, in part, by residential mortgages. Of this amount, approximately $40 million is expected to mature during December 2007 and January 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the nine months ended September 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value for accounting purposes, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure regarding fair value measurements. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating what impact SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” or SFAS 159, which permits all entities to choose, at specified election dates, to measure eligible items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will be required to adopt SFAS 159 in the first quarter of 2008. We are currently evaluating what impact, if any, SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We will be required to adopt SFAS 141(R) on January 1, 2009. We are currently evaluating what impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. We will be required to adopt SFAS 160 on January 1, 2009. We are currently evaluating what impact SFAS 160 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of September 30, 2007, approximately 72% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of unsecured senior notes which bear interest at a fixed rate of 9.375% per year. In addition, $355 million of the approximately $889 million in outstanding floating rate debt under our Credit Agreement is covered by interest rate swap agreements. Prior to September 28, 2007, we had interest rate swap agreements with respect to $255 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 7.5% and $105 million of indebtedness at 6.6% through June 2009. To increase the amount of total outstanding indebtedness for borrowed money subject to interest at a fixed rate, we entered into new interest rate swap agreements on September 28, 2007 which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 7.3% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $40 million in outstanding floating rate debt as of September 30, 2007, consisting of two term loans. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of September 30, 2007, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $574 million. The primary base interest rate is three month LIBOR plus an applicable margin. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.7 million.

As described in Note 6 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, we amended our Credit Agreement on November 20, 2007. This amendment increases the primary base interest rate for our term loan to three month LIBOR plus a margin of 3.0% beginning on November 20, 2007. As a result, we expect interest expense to increase approximately $6.7 million on an annual basis. In addition, in connection with the execution of the amendment to the senior secured credit facility, we paid a fee equal to 25 basis points on the aggregate principal amount of the commitments and loans of each lender that executed the Second Amendment on or before 5:00 p.m. on November 19, 2007, together with the legal expenses of the administrative agent, which represented an aggregate payment of $2.7 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. Currently, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that a material weakness existed in our internal control over financial reporting as of September 30, 2007. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2007.

Management had previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements, management determined that the material weakness discussed above existed as of December 31, 2006. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

In light of the material weakness referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

The material weakness we have identified in our internal control over financial reporting is as follows:

There were deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues did not detect the errors in revenues, cost of revenues and deferred revenues. A contributing factor was the ineffective operation of our user acceptance testing (i.e., ineffective testing) of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. This material weakness resulted in the accounting errors which have caused us to restate our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. In addition, this material weakness could result in a misstatement of revenues, cost of revenues and deferred revenues that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

(b)	Management’s Remediation Initiatives

We have taken and are taking the following actions to remediate the material weakness described above:

•	We performed a detailed review of our billing and revenue systems, and processes for recording revenue. We are implementing stronger account reconciliations and analyses surrounding our revenue recording processes which are designed to detect any material errors in the completeness and accuracy of the underlying data.

•	We intend to design and implement automated enhancements to our billing and revenue systems to reduce the need for manual processes and estimates and thereby streamline the processes for ensuring revenue is recorded only when payment is received and services are provided.

•	We intend to further improve our user acceptance testing related to system changes by ensuring the user acceptance testing encompasses a complete population of scenarios of possible customer activity.

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness we have identified and strengthen our control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007 and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed on August 9, 2007. There have been no material developments in the status of those legal proceedings during the three months ended September 30, 2007, except as described below.

Patent Litigation

On June 14, 2006, we sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our chief executive officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which our board of directors had previously rejected on September 16, 2007. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. We anticipate that the Royal Street case will be stayed along with the case originally filed by MetroPCS in the Eastern District of Texas. If and when the cases proceed, we intend to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on our business, financial condition and results of operations.

On August 17, 2006, we were served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by us and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek preliminary and permanent injunction, and ask the court to award damages, including punitive damages, attorneys fees, and restitution. We have filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. If and when the case proceeds, we intend to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on our business, financial condition and results of operations.

On June 6, 2007, we were sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. Our deadline to respond to the complaint was extended until January 7, 2008 pursuant to stipulation between the parties. On June 7, 2007, we were sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. We and other co-defendants have filed a motion to stay the litigation pending the determination of similar litigation in the Western District of North Carolina. We intend to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. We have notified our handset suppliers of these lawsuits, the majority of whom were also sued by Minerva and Thomas in other actions, and we anticipate that we will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, we were sued by Ronald A. Katz Technology Licensing, L.P., or Katz, in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that we have infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages (including enhanced damages), an injunction, and attorneys’ fees. We are currently in discussions with Katz to settle this matter. In the event that we and Katz are unable to reach a settlement, we intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations.

On October 15, 2007, we were sued by Visual Interactive Phone Concepts Inc., or Visual Interactive, in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleges that we infringe these patents relating to interactive videophone systems, and the complaint seeks an accounting for damages under 35 U.S.C. §284, an injunction and attorneys’ fees. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court denied the appeal and remanded the action to the trial court.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. The motion was denied and the defendants have appealed the ruling to the state supreme court. AWG agreed to arbitrate this lawsuit and filed a motion in the Circuit Court seeking to stay the proceeding pending arbitration.

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

Securities Litigation

On November 13, 2007, a shareholder derivative lawsuit was filed in California Superior Court for San Diego County against certain of our current and former directors. In its complaint, the plaintiff asserts claims for breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of California’s insider trading laws arising from Leap’s restatement of its financial statements as described in Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, the September 2007 unsolicited merger proposal from MetroPCS and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The complaint seeks unspecified damages, equitable and/or injunctive relief and disgorgement of all profits, benefits and other compensation obtained by the defendants. Due to the complex nature of the legal and factual issues involved, the outcome of this matter is not presently determinable.

We, certain of our current and former officers and directors, and our independent registered public accounting firm, PricewaterhouseCoopers, LLP, have been named as defendants in multiple securities class action lawsuits filed in the United States District Court for the Southern District of California on behalf of investors who purchased Leap common stock between May 16, 2004 and November 9, 2007. The class action lawsuits, which will be consolidated, allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements about our business and financial results and seek unspecified damages. We intend to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

Other

In addition to the matters described above, we are often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which matters, based upon current information, is currently expected to have a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the SEC on August 9, 2007, other than changes to:

•	the Risk Factor below entitled “Our Business Could Be Adversely Affected By General Economic Conditions and Financial and Lending Market Fluctuations,” which has been included to reflect economic risks that could affect our business;

•	the Risk Factor entitled “We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive,” which has updated to reflect additional risks related to a recent order and report issued by the FCC;

•	the Risk Factor entitled “We Have Filed Short-Form Applications To Bid In Auctions #73 and #76, Which May Restrict Certain Business and Commercial Arrangements That We May Enter Into,” which has been added to describe risks related to our potential participation in Auctions #73 and #76;

•	the Risk Factor entitled “We Have Restated Our Prior Consolidated Financial Statements, Which May Lead to Additional Risks and Uncertainties, Including Shareholder Litigation,” which has been added to describe certain risks related to the restatement of our financial statements;

•	the Risk Factor entitled “Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective,” which has been updated to reflect additional risks related to the restatement of our financial statements;

•	the Risk Factor entitled “We Expect to Incur Substantial Costs in Connection with the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business,” which has been updated to reflect additional risks related to spectrum clearing;

•	the Risk Factor entitled “Covenants in Our Existing Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business,” which has been updated to reflect risks related to the waiver we received from our lenders;

•	the Risk Factor entitled “The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business,” which has been updated to reflect the appointment of S. Douglas Hutcheson as our acting chief financial officer;

•	the Risk Factor entitled “System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation,” which has been updated to reflect risks related to our billing system;

•	the Risk Factor entitled “We May Not Be Successful in Protecting and Enforcing Our Intellectual Property Rights,” which has been updated to reflect the current status of certain litigation in which we are involved;

•	the Risk Factor entitled “We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights,”

which has been updated to reflect additional risks related to potential infringement claims that could be made against our suppliers as well as recent patent lawsuits which have been filed against us; and

•	the Risk Factor entitled “We May Elect To Raise Additional Equity Capital Which May Dilute Existing Stockholders,” which has been added to reflect additional risks regarding our potentially raising equity financing.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $43.3 million and $57.9 million for the three and nine months ended September 30, 2007, respectively, $14.6 million for the six months ended June 30, 2007, $24.2 million for the quarter ended March 31, 2007, $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $9.6 million for the three months ended June 30, 2007 and $30.7 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

If We Experience High Rates of Customer Turnover, Our Ability to Remain Profitable Will Decrease.

Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, some of our customers may be more likely to terminate service due to an inability to pay than the average industry customer, particularly during economic downturns or during periods of high gasoline prices. Our turnover could also increase if recent disruptions in the sub prime mortgage market affect the ability of our customers to pay for their service. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, higher deactivation rates among less-tenured customers we gained as a result of our new market launches, and other competitive factors. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities based mobile virtual network operators, voice-over-internet-protocol, or VoIP, service providers and traditional landline service providers.

Many of these competitors often have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. Prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

These competitors may also offer potential customers more features and options in their service plans than those currently provided by Cricket, as well as new technologies and/or alternative delivery plans.

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, Sprint Nextel now offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. Sprint Nextel has expanded its Boost Unlimited service offering into certain markets in which we provide service and could further expand service into other markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition in markets in which our offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to purchase pre-paid minutes. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operator to free up portions of their spectrum for ancillary terrestrial use. In addition, the auction and licensing of new spectrum, including the spectrum to be auctioned by the FCC in its January 2008 auction of additional 700 MHz band spectrum licenses, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

Our Business Could Be Adversely Affected By General Economic Conditions and Financial and Lending Market Fluctuations.

Our business could be adversely affected in a number of ways by general economic conditions as well as by fluctuations in the financial and lending markets. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during general economic downturns or periods of high gasoline prices, we may have greater difficulty in gaining new customers within this base for our services and some of our current customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, we maintain investments in commercial paper and other short-term investments and any volatility or uncertainty in the financial markets could result in losses from a decline in the value of those investments. Looking forward, we may raise significant capital to finance business expansion activities and our ability to raise debt or equity capital in the public or private markets could be impaired by various factors, such as a severe disruption of those markets or negative views about the prospects for our business. If we required additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities and were unable to obtain such capital (whether through capital markets financings or otherwise) on terms that we found acceptable, we would likely reduce our investments in expansion activities or slow the pace of expansion activities as necessary to match our capital requirements to our available liquidity. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results.

We May Be Unable to Obtain the Roaming Services We Need From Other Carriers to Remain Competitive.

We believe that our customers prefer that we offer roaming services that allow them to make calls automatically when they are outside of their Cricket service area. Many of our competitors have regional or national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We do not have a national network, and we must pay fees to other carriers who provide roaming services to us. We currently have roaming agreements with several other carriers which allow our customers to roam on those carriers’ networks. However, these roaming agreements generally cover voice but not data services and some of these agreements may be terminated on relatively short notice. In addition, we believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

The FCC recently adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice services, and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed a petition with the FCC, asking that it reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the timeframe in which it might do so.

In light of the current FCC order, we cannot provide assurances that we will be able to continue to provide roaming services for our customers across the nation or that we will be able to provide such services on a cost-effective basis. We may be unable to enter into or maintain roaming arrangements for voice services at reasonable rates, including in areas in which we hold wireless licenses or have usage rights but have not yet constructed wireless facilities, and we may be unable to secure roaming arrangements for our data services. Our inability to obtain these roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

We Have Filed Short-Form Applications To Bid in Auctions #73 and #76, Which May Restrict Certain Business and Commercial Arrangements That We May Enter Into.

We have filed short-form applications to bid in the FCC’s auctions of 700 MHz band licenses (Auction #73 and #76), the first of which is scheduled to commence on January 24, 2008. Denali Spectrum License, LLC, an entity in which we have a non-controlling indirect interest, also filed applications to participate in these auctions. Our participation in these auctions may require that we raise additional capital through a combination of additional debt and/or equity financing. We cannot assure you that we will be able to obtain any such additional financing on commercially reasonable terms or at all. We intend to focus in the auctions on those areas that we believe present attractive growth prospects for our service offering based on an analysis of demographic, economic and other factors and intend to be financially disciplined with respect to prices we are willing to pay for any such licenses. We cannot, however, assure you that our bidding strategy will be successful in the auctions or that spectrum in the auctions that meets our internally developed criteria will be available to us at acceptable prices.

In addition, because we have filed short-form applications, applicable FCC rules restrict us from engaging in certain business communications that we may desire to enter into with other auction applicants or their affiliates. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition of licenses or licensees, may implicate the anti-collusion rules if both parties to the discussions are competing applicants in the auctions and, in the course of the discussions, the parties exchange information pertaining to or affecting their bids, bidding strategy or the post-auction market structure. These anti-collusion restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other carriers during the auction process, which could last three to six months, or more.

We Have Restated Our Prior Consolidated Financial Statements, Which May Lead to Additional Risks and Uncertainties, Including Shareholder Litigation.

As discussed in Note 2 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we have restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004. In addition, we have restated the condensed consolidated financial statements included in each of our Quarterly Reports on Form 10-Q as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In particular, a shareholder derivative action has been filed, and we have also recently been named in a number of alleged securities class action lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting.

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2007. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

We have taken and are taking actions to remediate this material weakness. In addition, Leap’s Audit Committee has directed management to develop and present a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and the committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our control over financial reporting.

We previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2006. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified and to strengthen our control internal over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire in Auctions #73 or #76 or from third parties. Large-scale construction projects such as the build-out of our new markets will require significant capital expenditures and may suffer cost-overruns. In addition, we will experience higher operating expenses as we build out and after we launch our service in new markets. Any significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures or increased operating expenses. If we are unable to fund the build-out of these new markets with cash generated from operations or that is otherwise available to us under our $200 million revolving credit facility, we may be required to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

The spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We considered the estimated cost and time frame required to clear the spectrum for which we and Denali License were declared the winning bidders in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. If these agencies do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we purchased in Auction #66 could delay launch of certain markets, and as a result, could adversely affect our competitive position and results of operations.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2007, our total outstanding indebtedness under the senior secured credit agreement was $889 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. We have also issued $1,100 million in unsecured senior notes due 2014. In addition, looking forward we may raise significant capital to finance business expansion activities, which could consist of debt financing from the public and/or private capital markets.

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

Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase The Risks Associated With Our Leverage.

We may incur significant additional indebtedness in the future over time, as market conditions permit, to enable us to take advantage of business expansion activities. The terms of our senior unsecured indenture permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our senior secured credit agreement permits us to incur additional indebtedness under various financial ratio tests.

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

Our restatement of our historical consolidated financial results as described in Note 2 to the financial statements included in “Part I — Item 1. Financial Statements” of this report and the associated delay in filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 resulted in defaults and potential defaults under our senior secured credit agreement, or Credit Agreement. On November 20, 2007, the required lenders under the Credit Agreement granted a waiver of the defaults and potential defaults. In connection with the waiver granted by the lenders under the Credit Agreement on November 20, 2007, we entered into a second amendment to our Credit Agreement as described in Note 10 to the financial statements included in “Part I — Item 1. Financial Statements” of this report. The second amendment requires us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The second amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million.

If we fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. We currently expect to file the necessary amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, and to our amended Quarterly Reports on Form 10-Q for the first two quarters of 2007, on or before December 31, 2007; however, such actions cannot be assured.

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of September 30, 2007, approximately 28% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Majority of our Assets Consists of Goodwill and Other Tangible Assets.

As of September 30, 2007, 53.3% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

For example, we have expended substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. However, if such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

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

We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. During the quarter ended September 30, 2007, Amin Khalifa resigned as our executive vice president and CFO and the Board of Directors appointed Mr. Hutcheson to serve as acting CFO until we find a successor to Mr. Khalifa. We may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business.

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

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Our Reputation.

Our technical infrastructure (including our network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. In addition, we are in the process of upgrading some of our internal network systems, and we cannot assure you that we will not experience delays or interruptions while we transition our data and existing systems onto our new systems. Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business.

To accommodate expected growth in our business, management has been planning to replace our customer billing and activation system, which we outsource, with a new system. The vendor who provides billing services to us has a contract to provide us services through 2010. The vendor has developed a new billing product and has introduced that product in a limited number of markets operated by another wireless carrier. The vendor was working to adapt the new billing product for our use, but the vendor’s continued development efforts are now uncertain because the vendor has announced that it intends to exit the billing business. We believe that the vendor is exploring alternative exit strategies, including selling its business to a third party. If the vendor or its successor does not provide us with an improved billing system in the future, we might choose to terminate our contract for convenience and purchase billing services from a different vendor if we believed it was necessary to do so to meet the requirements of our business. In such an event, we may owe substantial termination fees.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, on June 14, 2006, we sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our CEO, Mr. Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys’ fees and damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which our board of directors had previously rejected on September 16, 2007. On September 22, 2006, Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that Cricket’s U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. We anticipate that the Royal Street Case will be stayed along with the case originally filed by MetroPCS in the Eastern District of Texas.

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

Finally, on August 17, 2006, MetroPCS and certain related entities, along with another affiliate, MetroPCS, California, LLC, served Leap, Cricket, certain affiliates and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, with a complaint filed in Superior Court in Stanislaus County, California. In response to demurrers by us and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek a preliminary and permanent injunction, and ask the court to award damages, including punitive damages, attorneys fees, and restitution. We have filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days.

If and when the cases proceed, we intend to vigorously defend against these matters brought by the Metro PCS entities. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in any of these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business. For example, we purchase certain CDMA handsets that incorporate EV-DO chipsets manufactured by Qualcomm Incorporated, or Qualcomm, which are subject to an order issued by the United States International Trade Commission, or ITC, banning the importation of new CDMA handset models that incorporate these EV-DO chipsets on the grounds that these chipsets infringe on a patent issued by Broadcom Corporation. The Court of Appeals for the Federal Circuit recently granted a stay of the order, pending Qualcomm’s appeal of the decision of the ITC. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), requiring us to redesign our business operations or systems to avoid claims of infringement or requiring us to purchase products and services at higher prices or from different suppliers.

On June 6, 2007, we were sued by Minerva in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. The complaint also makes reference to a pending patent application relating to the asserted patent. Our deadline to respond to the complaint was extended until January 7, 2008 pursuant to stipulation between the parties. On June 7, 2007, we were sued by Thomas in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. We and other co-defendants have filed a motion to stay the litigation pending determination of similar litigation in the Western District of North Carolina. We intend to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. We have notified our handset suppliers of these lawsuits, the majority of whom were also sued by Minerva and Thomas in other actions, and we anticipate that we will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

In addition, on June 8, 2007, we were sued by Katz in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleges that we have infringed patents relating to automated telephone systems, including customer service systems, and the complaint seeks damages (including enhanced damages), an injunction, and attorneys’ fees. We are currently in discussions with Katz to settle this matter. In the event that we and Katz are unable to reach a settlement, we intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If Katz were to prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations.

On October 15, 2007, we were sued by Visual Interactive Phone Concepts, Inc. in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleges that we infringe these patents relating to interactive videophone systems, and the complaint seeks an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, we were sued by Freedom Wireless, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

Finally, a wireless provider has contacted us and asserted that Cricket’s practice of providing service to customers with phones that were originally purchased for use on that provider’s network violates copyright laws and interferes with that provider’s contracts with its customers. Based on our preliminary review, we do not believe that Cricket’s actions violate copyright laws or otherwise violate the other provider’s rights. We do not currently expect that the eventual resolution of these matters will materially adversely affect our business, but we cannot provide assurance regarding the effect of any such future resolution.

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

Cricket customers generally use their handsets for an average of approximately 1,450 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited local service for a fixed monthly fee to more effectively compete with other telecommunications providers. In addition, call volumes under our Jump Mobile services have been significantly higher than expected. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket and Jump Mobile customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket and Jump Mobile service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above the U.S. wireless customer average. We intend to meet this demand by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us when required or at a reasonable cost, our results of operations could be adversely affected.

Our Wireless Licenses are Subject to Renewal and Potential Revocation in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award a renewal expectancy to a wireless licensee that timely files a renewal application, has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the

Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

At September 30, 2007, the carrying value of our wireless licenses and those of Denali License was approximately $1.9 billion. During the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, we recorded impairment charges of $1.0 million, $7.9 million and $12.0 million, respectively.

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

We May Elect To Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise significant capital to finance business expansion activities, which could consist of debt and/or equity financing from the public and/or private capital markets. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap’s common stock and impede our ability to raise future capital. If we required additional financing in the capital markets to take advantage of business expansion activities or to accelerate our pace of new market launches and could not obtain such financing on terms we found acceptable, we would likely reduce our investment in expansion activities or slow the pace of expansion activities to match our capital requirements to our available liquidity.

The 16,460,077 Shares of Leap Common Stock Registered for Resale By Our Shelf Registration Statement May Adversely Affect The Market Price of Leap’s Common Stock.

As of December 7, 2007, 68,207,914 shares of Leap common stock were issued and outstanding. Our resale shelf registration statement, as amended, registers for resale 16,460,077 shares, or approximately 24.1%, of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares may have on the then prevailing market price of Leap’s common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap’s common stock. These sales also could impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of December 7, 2007, 68,207,914 shares of Leap common stock were issued and outstanding, and 7,907,598 additional shares of Leap common stock were reserved for issuance, including 6,554,719 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 752,879 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,410,396 shares of common stock as of December 7, 2007, for potential issuance to CSM Wireless, LLC, or CSM, upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 17.3% of Leap common stock as of December 7, 2007. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.17*	Resignation Agreement, dated September 6, 2007, by and between Leap Wireless International, Inc., Cricket Communications, Inc. and Amin Khalifa.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2007
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President
and Acting Chief Financial Officer