Form 10-K/A
period 2006-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2007-12-26
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on December 14, 2007 was 68,207,914.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which was held on May 17, 2007 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Leap Wireless International, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 includes restated audited consolidated financial statements for the years ended December 31, 2006 and 2005 (including unaudited restated financial information as of and for the interim periods therein), for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company) previously included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Form 10-K”).

These previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements of the Company have been restated to correct errors relating to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service and (iii) the classification of certain components of service revenues, equipment revenues and operating expenses. See Note 2 to the Company’s audited consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report and the information set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Adjustments to Quarterly Condensed Consolidated Financial Statements (Unaudited)” for additional information. The Company also has restated its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31 and June 30, 2007.

The Company has amended and restated in its entirety each item of the Original Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2007 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Item 1A of Part I and Items 6, 7, 8 and 9A of Part II. The Company has supplemented Item 15 of Part IV to include current certifications of the Company’s Chief Executive Officer and Acting Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the Original Form 10-K is amended hereby.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates only the items and exhibits to the Original Form 10-K that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 8, 2007, the Company’s consolidated financial statements previously included in the Original Form 10-K (and other SEC filings in which such financial statements were included) and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 27, 2006, and the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, June 30, and March 31, 2006 and 2005, should not be relied upon.

LEAP WIRELESS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)
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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $598.0 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.7 million for the year ended

December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. In addition, one national wireless provider, Sprint-Nextel, recently announced plans to conduct trials of Boost Unlimited, a flat-rate unlimited service offering very similar to the Cricket service. Sprint-Nextel’s new service may present additional strong competition to Cricket service in markets in which our service offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans. See “Item 1. Business — Competition.”

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

We Have Restated Our Prior Consolidated Financial Statements, Which May Lead to Additional Risks and Uncertainties, Including Shareholder Litigation.

As discussed in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, we have restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005, for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service and (iii) the classification of certain components of service revenues, equipment revenues and operating expenses.

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

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2006. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, management determined that the material weakness described below existed as of December 31, 2006. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

As described in “Part I — Item 9A. Controls and Procedures” of this report, our CEO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of Leap’s common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our restatement of our consolidated financial results as described in Note 2 to the financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 resulted in defaults and potential defaults under our senior secured credit agreement, or Credit Agreement. On November 20, 2007, the required lenders under the Credit Agreement granted a waiver of the defaults and potential defaults. In connection with the waiver granted by the lenders under the Credit Agreement on November 20, 2007, we entered into a second amendment to our Credit Agreement as described in Note 7 to the financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report. The second amendment required us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, we filed our Quarterly Report on

Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The second amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million.

If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2006, we also expect to file the necessary amendments to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

In addition, our failure to timely file our Annual Report on Form 10-K for fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 constituted defaults under our previous senior secured credit agreement, and the restatement of certain of the historical consolidated financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 may have constituted a default under our previous senior secured credit agreement.

If we default under our indenture or our Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our indenture or our credit agreement, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition. Although we were able to obtain limited waivers with respect to the events described above, we cannot assure you that we will be able to obtain a waiver in the future should a default occur.

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

PART II

Item 6.	Selected Financial Data (in thousands, except per share data)

The following selected financial data are derived from our consolidated financial statements and have been restated for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004, for the period from January 1, 2004 to July 31, 2004 and for the year ended December 31, 2003 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report. These tables should be read in conjunction with Items 7 and 8 of this report. References in these tables to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the Plan of Reorganization as well as the adjustments for fresh-start reporting. For a description of fresh-start reporting, see Note 3 to the consolidated financial statements included in Item 8 of this report.

	Successor Company			Predecessor Company
			Five Months	Seven Months
	Year Ended		Ended	Ended	Year Ended
	December 31,		December 31,	July 31,	December 31,
	2006	2005	2004	2004	2003(2)	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Statement of Operations Data:
Revenues	$1,167,187	$957,771	$350,847	$492,756	$752,937	$618,475

Operating income (loss)	23,725	71,002	12,729	(34,412)	(360,925)	(454,100)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	(15,703)	52,300	(2,170)	(38,900)	(443,682)	(640,978)
Reorganization items, net	—	—	—	962,444	(146,242)	—
Income tax expense	(9,277)	(21,615)	(3,930)	(4,166)	(8,052)	(23,821)

Income (loss) before cumulative effect of change in accounting principle	(24,980)	30,685	(6,100)	919,378	(597,976)	(664,799)
Cumulative effect of change in accounting principle	623	—	—	—	—	—

Net income (loss)	$(24,357)	$30,685	$(6,100)	$919,378	$(597,976)	$(664,799)

Net income (loss) per share:
Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.41)	$0.51	$(0.10)	$15.68	$(10.20)	$(14.91)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—

Basic net income (loss) per share(1)	$(0.40)	$0.51	$(0.10)	$15.68	$(10.20)	$(14.91)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.41)	$0.50	$(0.10)	$15.68	$(10.20)	$(14.91)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—

Diluted net income (loss) per share(1)	$(0.40)	$0.50	$(0.10)	$15.68	$(10.20)	$(14.91)

Shares used in per share calculations:(1)
Basic	61,645	60,135	60,000	58,623	58,604	44,591

Diluted	61,645	61,003	60,000	58,623	58,604	44,591

	As of December 31,
	Successor Company			Predecessor Company
	2006	2005	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balance Sheet Data:
Cash and cash equivalents	$372,812	$293,073	$141,141	$84,070	$100,860
Working capital (deficit)(3)	185,191	245,366	150,868	(2,255,349)	(2,144,420)
Restricted cash, cash equivalents and short-term investments	13,581	13,759	31,427	55,954	25,922
Total assets	4,084,947	2,499,946	2,213,312	1,756,843	2,163,702
Long-term debt(3)	1,676,500	588,333	371,355	—	—
Total stockholders’ equity (deficit)	1,771,793	1,517,601	1,472,347	(893,895)	(296,786)

(1)	Refer to Notes 3 and 6 to the consolidated financial statements included in Item 8 of this report for an explanation of the calculation of basic and diluted earnings (loss) per share.

(2)	Our consolidated financial statements for the year ended December 31, 2003 were restated to correct errors that resulted in understatements of revenues and operating expenses of $1.6 million and $2.1 million, respectively.

(3)	We have presented the principal and interest balances related to our outstanding debt obligations as current liabilities in the consolidated balance sheets as of December 31, 2003 and 2002, as a result of the then existing defaults under the underlying agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

Restatement of Previously Reported Audited Annual and Unaudited Interim Condensed Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the years ended December 31, 2006 and 2005 (including interim periods therein). See Note 2 to the consolidated financial statements in Item 8 of this report for additional information.

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

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions, growth in customers and the impacts of such activities on our revenues and operating expenses. Throughout 2006, we and our joint ventures continued expanding existing market footprints and expanded into 14 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005 to approximately 48 million covered POPs as of December 31, 2006. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005 to 2.23 million customers as of December 31, 2006. In addition, our total revenues have increased from $957.8 million for fiscal 2005 to $1.17 billion for fiscal 2006. In 2006, we also introduced additional higher-priced, higher-value service plans which have helped increase average service revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to new market launches, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005 to $1.17 billion for fiscal 2006. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006. As a result, our interest expense has increased from $30.1 million for fiscal 2005 to $61.3 million for fiscal 2006.

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

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. New and reactivating customers are required to pay for their service in advance, and generally, customers who activated their service prior to May 2006 pay in arrears. We do not require any of our customers to sign fixed-term service commitments or submit to a credit check. These terms generally appeal to less affluent customers who are considered more likely to terminate service for inability to pay than wireless customers in general. Consequently, we have concluded that collectibility of our revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

When we activate a new customer, we frequently sell that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF Issue No. 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF Issue No. 00-21 to these transactions results in our recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. In addition to handsets that we sell directly to our customers at Cricket-owned stores, we also sell handsets to third-party dealers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives the first month of service in a bundled transaction (identical to the sale made at a Cricket-owned store). The costs of handsets and accessories sold are recorded in cost of equipment. Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as consigned inventory until they are sold to, and service is activated by, customers.

Through a third-party insurance provider, our customers may elect to participate in a handset insurance program. We recognize revenue on replacement handsets sold to our customers under the program when the customer purchases a replacement handset.

Sales incentives offered without charge to customers and volume-based incentives paid to our third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage; as a result, customer returns of handsets and accessories have historically been negligible.

Amounts billed by us in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue as collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets and accessories sold to third-party dealers.

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

Share-Based Compensation

Effective January 1, 2006, we began accounting for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment.” Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to 2006, we recognized compensation expense for employee share-based awards based on their intrinsic value on the grant date pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.”

We adopted SFAS 123(R) using the modified prospective approach under SFAS 123(R) and, as a result, have not retroactively adjusted results from prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes in prior periods.

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

As share-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

	Year Ended	% of 2006	Year Ended	% of 2005	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(As Restated)		(As Restated)

Revenues:
Service revenues	$956,365		$768,916		$187,449	24.4%
Equipment revenues	210,822		188,855		21,967	11.6%

Total revenues	1,167,187		957,771		209,416	21.9%

Operating expenses:
Cost of service (exclusive of items shown separately below)	264,162	27.6%	203,548	26.5%	60,614	29.8%
Cost of equipment	310,834	32.5%	230,520	30.0%	80,314	34.8%
Selling and marketing	159,257	16.7%	100,042	13.0%	59,215	59.2%
General and administrative	196,604	20.6%	159,741	20.8%	36,863	23.1%
Depreciation and amortization	226,747	23.7%	195,462	25.4%	31,285	16.0%
Impairment of indefinite-lived intangible assets	7,912	0.8%	12,043	1.6%	(4,131)	(34.3)%

Total operating expenses	1,165,516	121.9%	901,356	117.2%	264,160	29.3%
Gains on sales of wireless licenses and operating assets	22,054	2.3%	14,587	1.9%	7,467	51.2%

Operating income	$23,725	2.5%	$71,002	9.2%	$(47,277)	(66.6)%

	Year Ended	% of 2005	Year Ended	% of 2004	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(As Restated)		(As Restated)

Revenues:
Service revenues	$768,916		$695,205		$73,711	10.6%
Equipment revenues	188,855		148,398		40,457	27.3%

Total revenues	957,771		843,603		114,168	13.5%

Operating expenses:
Cost of service (exclusive of items shown separately below)	203,548	26.5%	194,914	28.0%	8,634	4.4%
Cost of equipment	230,520	30.0%	186,901	26.9%	43,619	23.3%
Selling and marketing	100,042	13.0%	91,935	13.2%	8,107	8.8%
General and administrative	159,741	20.8%	138,624	19.9%	21,117	15.2%
Depreciation and amortization	195,462	25.4%	253,444	36.5%	(57,982)	(22.9)%
Impairment of indefinite-lived intangible assets	12,043	1.6%	—	—	12,043	100.0%

Total operating expenses	901,356	117.2%	865,818	124.5%	35,538	4.1%
Gains on sales of wireless licenses and operating assets	14,587	1.9%	532	0.1%	14,055	2641.9%

Operating income (loss)	$71,002	9.2%	$(21,683)	(3.1)%	$92,685	427.5%

The following table summarizes customer activity:

	Year Ended December 31,
	2006	2005	2004

Gross customer additions	1,455,810	872,271	807,868
Net customer additions	592,237	117,376	97,090
Weighted-average number of customers	1,861,477	1,610,170	1,529,020
Total customers, end of period	2,229,826	1,668,293	1,569,630

Service Revenues

Service revenues increased $187.4 million, or 24.4%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase resulted from the 15.6% increase in average total customers and a 7.6% increase in average revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher value, higher priced service plans and add-on features.

Service revenues increased $73.7 million, or 10.6%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase resulted from the 5.3% increase in average total customers and a 5.0% increase in average revenues per customer. The increase in average revenues per customer primarily reflected increased customer adoption of our higher value, higher priced service plans and reduced utilization of service-based mail-in rebate promotions in 2005.

Equipment Revenues

Equipment revenues increased $22.0 million, or 11.6%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. An increase of 58.5% in handset sales volume was largely offset by lower net revenues per handset sold as a result of bundling the first month of service with the initial handset price, eliminating activation fees for new customers purchasing equipment and a larger proportion of total handset sales activating through our indirect channel partners.

Equipment revenues increased $40.5 million, or 27.3%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase resulted primarily from a 6.8% increase in handset sales volume due to customer additions and sales to existing customers and increases in revenues on replacement handsets sold to existing customers under our handset insurance and replacement programs.

Cost of Service

Cost of service increased $60.6 million, or 29.8%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 27.6% from 26.5% in the prior year period. Variable product costs increased by 0.6% of service revenues due to increased customer usage of our value-added services. In addition, labor and related costs increased by 0.4% of service revenues due to new market launches during 2006. The increased fixed network infrastructure costs associated with the new market launches offset the scale benefits we would generally expect to experience with increasing customers and service revenues.

Cost of service increased $8.6 million, or 4.4%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 26.5% from 28.0%. Network infrastructure costs decreased by 1.9% of service revenues primarily due to the renegotiation of several supply agreements during the course of our bankruptcy in 2004. In addition, labor and related costs decreased by 0.5% of service revenues. Partially offsetting these decreases was an increase in variable product costs of 0.8% of service revenues due to increased customer usage of our value-added services.

Cost of Equipment

Cost of equipment increased $80.3 million, or 34.8%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 58.5% increase in handset sales volume, partially offset by reductions in costs to support our handset replacement programs for existing customers.

Cost of equipment increased $43.6 million, or 23.3%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. This increase was primarily due to the 6.8% increase in handset sales volume and increases in costs to support our handset insurance and replacement programs for existing customers, partially offset by slightly lower handset costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $59.2 million, or 59.2%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 16.7% from 13.0% in the prior year period. This increase was primarily due to increased media and advertising costs and labor and related costs of 2.4% and 0.9% of service revenues, respectively, which were primarily attributable to our new market launches.

Selling and marketing expenses increased $8.1 million, or 8.8%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.0% from 13.2% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits in scale.

General and Administrative Expenses

General and administrative expenses increased $36.9 million, or 23.1%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.6% from 20.8% in the prior year period. Customer care expenses decreased by 1.7% of service revenues due to decreases in call center and other customer care-related program costs. Professional services fees and other expenses decreased by 0.5% of service revenues in the aggregate due to the increase in service revenues and consequent benefits in scale. Partially offsetting these decreases were increases in labor and related costs of 1.6% of service revenues due primarily to new employee additions necessary to support our growth and the increase in share-based compensation expense of 0.4% of service revenues due partially to our adoption of SFAS 123(R) in 2006.

General and administrative expenses increased $21.1 million, or 15.2%, for the year ended December 31, 2005 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 20.8% from 19.9% in the prior year period. Professional services fees and other expenses increased by 1.8% of service revenues due to costs incurred to meet our Sarbanes-Oxley Section 404 requirements. Labor and related expenses increased by 0.5% of service revenues due primarily to new employee additions and share-based compensation expense attributed to deferred stock unit and restricted stock awards. These increases were partially offset by a decrease in customer care expenses of 1.7% of service revenues due to reductions in call center and other customer care-related program costs.

Depreciation and Amortization

Depreciation and amortization expense increased $31.3 million, or 16.0%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to the build-out of our new markets and the upgrade of network assets in our other markets. As a percentage of service revenues, such expenses decreased by 1.7% of service revenues as compared to the prior year period.

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

Gains on Sales of Wireless Licenses and Operating Assets

During the year ended December 31, 2006, we completed the sale of our wireless licenses and operating assets in the Toledo and Sandusky, Ohio markets to Cleveland Unlimited, Inc., or CUI, in exchange for $28.0 million and CUI’s equity interest in LCW Wireless, resulting in a gain of $21.6 million.

During the year ended December 31, 2005, we completed the sale of 23 wireless licenses and substantially all of our operating assets in our Michigan markets for $102.5 million, resulting in a gain of $14.6 million.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Year Ended December 31,
	2006	2005	Change
	(As Restated)	(As Restated)

Minority interests in consolidated subsidiaries	$1,493	$(31)	$1,524
Interest income	23,063	9,957	13,106
Interest expense	(61,334)	(30,051)	(31,283)
Other income (expense), net	(2,650)	1,423	(4,073)
Income tax expense	(9,277)	(21,615)	12,338

	Year Ended December 31,
	2005	2004	Change
	(As Restated)	(As Restated)

Minority interests in consolidated subsidiaries	$(31)	$—	$(31)
Interest income	9,957	1,812	8,145
Interest expense	(30,051)	(20,789)	(9,262)
Other income (expense), net	1,423	(410)	1,833
Reorganization items, net	—	962,444	(962,444)
Income tax expense	(21,615)	(8,096)	(13,519)

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

Income Tax Expense

During the years ended December 31, 2006, 2005 and 2004, we recorded income tax expense of $9.3 million, $21.6 million and $8.1 million, respectively. Income tax expense for the year ended December 31, 2006 consisted primarily of the tax effect of changes in deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures. During the year ended December 31, 2005, we recorded income tax expense at an effective tax rate of 41.3%. Despite the fact that we record a full valuation allowance on our deferred tax assets, we recognized income tax expense for 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting is recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We incurred tax losses for the year due to, among other things, tax deductions associated with the repayment of our 13% senior secured pay-in-kind notes and tax losses and reversals of deferred tax assets associated with the sale of wireless licenses and operating assets. We paid only minimal cash income taxes for 2005, and we expect to pay $0.9 million in cash income taxes for the year ended December 31, 2006.

Income tax expense for the year ended December 31, 2004 consisted primarily of the tax effect of the amortization, for income tax purposes, of wireless licenses and tax goodwill related to deferred tax liabilities.

Quarterly Financial Data (Unaudited)

The following tables present our unaudited condensed consolidated quarterly statement of operations data for 2006 and 2005 (in thousands, except per share data). It has been derived from our unaudited condensed consolidated financial statements which have been restated for each of the quarterly periods in the years ended December 31, 2006 and 2005 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues	$281,850	$277,459	$293,266	$314,612

Operating income (loss)(1)	21,435	11,742	7,050	(16,502)

Income (loss) before cumulative effect of change in accounting principle(1)	18,658	2,800	(801)	(45,637)
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)(1)	$19,281	$2,800	$(801)	$(45,637)

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.30	$0.05	$(0.01)	$(0.69)
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic net income (loss) per share	$0.31	$0.05	$(0.01)	$(0.69)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.30	$0.05	$(0.01)	$(0.69)
Cumulative effect of change in accounting principle	0.01	—	—	—

Diluted net income (loss) per share	$0.31	$0.05	$(0.01)	$(0.69)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues	$235,639	$239,725	$242,990	$239,417
Operating income(2)	21,844	9,821	28,674	10,663
Net income(2)	7,511	1,860	16,424	4,890
Basic net income per share	0.13	0.03	0.27	0.08
Diluted net income per share	0.13	0.03	0.27	0.08

(1)	During the quarter ended September 30, 2006, we recognized a gain of $21.5 million (subsequently increased by $0.1 million due to post-closing adjustments during the quarter ended December 31, 2006) from our sale of wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets.

(2)	During the quarter ended September 30, 2005, we recognized a gain of $14.6 million from our sale of wireless licenses and operating assets in our Michigan markets.

Quarterly Results of Operations Data (Unaudited)

The following tables present our unaudited condensed consolidated quarterly statement of operations data for 2006 and 2005 (in thousands). It has been derived from our unaudited condensed consolidated financial statements which have been restated for each of the quarterly periods in the years ended December 31, 2006 and 2005 to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this report.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues:
Service revenues	$218,085	$227,160	$240,554	$270,566
Equipment revenues	63,765	50,299	52,712	44,046

Total revenues	281,850	277,459	293,266	314,612

Operating expenses:
Cost of service (exclusive of items shown separately below)	(56,210)	(61,255)	(71,575)	(75,122)
Cost of equipment	(71,977)	(65,396)	(83,457)	(90,004)
Selling and marketing	(29,102)	(35,942)	(42,948)	(51,265)
General and administrative	(49,090)	(46,576)	(49,116)	(51,822)
Depreciation and amortization	(54,036)	(53,337)	(56,409)	(62,965)
Impairment of indefinite-lived intangible assets	—	(3,211)	(4,701)	—

Total operating expenses	(260,415)	(265,717)	(308,206)	(331,178)
Gains on sales of wireless licenses and operating assets	—	—	21,990	64

Operating income (loss)	21,435	11,742	7,050	(16,502)
Minority interests in consolidated subsidiaries	(75)	(134)	418	1,284
Interest income	4,194	5,533	5,491	7,845
Interest expense	(7,431)	(8,423)	(15,753)	(29,727)
Other income (expense), net	535	(5,918)	272	2,461

Income (loss) before income taxes and cumulative effect of change in accounting principle	18,658	2,800	(2,522)	(34,639)
Income tax benefit (expense)	—	—	1,721	(10,998)

Income (loss) before cumulative effect of change in accounting principle	18,658	2,800	(801)	(45,637)
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)	$19,281	$2,800	$(801)	$(45,637)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues:
Service revenues	$186,672	$191,811	$194,703	$195,730
Equipment revenues	48,967	47,914	48,287	43,687

Total revenues	235,639	239,725	242,990	239,417

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,857)	(50,338)	(51,139)	(51,214)
Cost of equipment	(55,804)	(53,698)	(61,164)	(59,854)
Selling and marketing	(22,995)	(24,810)	(25,535)	(26,702)
General and administrative	(36,035)	(42,423)	(41,306)	(39,977)
Depreciation and amortization	(48,104)	(47,281)	(49,076)	(51,001)
Impairment of indefinite-lived intangible assets	—	(11,354)	(689)	—

Total operating expenses	(213,795)	(229,904)	(228,909)	(228,748)
Gain (loss) on sale of wireless licenses and operating assets	—	—	14,593	(6)

Operating income (loss)	21,844	9,821	28,674	10,663
Minority interest in loss of consolidated subsidiary	—	—	—	(31)
Interest income	1,903	1,176	2,991	3,887
Interest expense	(9,123)	(7,566)	(6,679)	(6,683)
Other income (expense), net	(1,286)	(39)	2,352	396

Income before income taxes	13,338	3,392	27,338	8,232
Income taxes	(5,827)	(1,532)	(10,914)	(3,342)

Net income	$7,511	$1,860	$16,424	$4,890

Adjustments to Quarterly Condensed Consolidated Financial Statements (Unaudited)

As more fully described in Note 2 to our audited consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report, we have restated our historical consolidated financial statements as of and for the years ended December 31, 2006 and 2005, for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company).

The following tables present the effects of the restatements on our previously issued condensed consolidated financial statements for the quarter ended December 31, 2006, as of and for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, for the quarter ended December 31, 2005, and as of and for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005, and have been provided to present the effects of the restatements on the interim periods for the years ended December 31, 2006 and 2005 presented in Note 2 to our audited consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report.

	Three Months Ended December 31, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$277,074	$(5,088)	$(2,599)	$1,179	$—	$—	$270,566
Equipment revenues	37,471	(36)	—	6,611	—	—	44,046

Total revenues	314,545	(5,124)	(2,599)	7,790	—	—	314,612

Operating expenses:						—
Cost of service (exclusive of items shown separately below)	(75,433)	—	—	(438)	749	—	(75,122)
Cost of equipment	(82,652)	—	—	(7,352)	—	—	(90,004)
Selling and marketing	(51,265)	—	—	—	—	—	(51,265)
General and administrative	(51,802)	—	—	—	(20)	—	(51,822)
Depreciation and amortization	(62,965)	—	—	—	—	—	(62,965)
Impairment of assets			—	—	—	—

Total operating expenses	(324,117)	—	—	(7,790)	729	—	(331,178)
Gain on sale or disposal of assets	64	—	—	—	—	—	64

Operating loss	(9,508)	(5,124)	(2,599)	—	729	—	(16,502)
Minority interests in consolidated subsidiaries	1,783	—	—	—	(499)	—	1,284
Interest income	7,845	—	—	—	—	—	7,845
Interest expense	(29,727)	—	—	—	—	—	(29,727)
Other income, net	2,461	—	—	—	—	—	2,461

Loss before income taxes	(27,146)	(5,124)	(2,599)	—	230	—	(34,639)
Income tax expense	(12,206)	—	—	—	—	1,208	(10,998)

Net loss	$(39,352)	$(5,124)	$(2,599)	$—	$230	$1,208	$(45,637)

Basic and diluted loss per share:
Basic loss per share	$(0.60)	$(0.07)	$(0.04)	$—	$—	$0.02	$(0.69)

Diluted loss per share	$(0.60)	$(0.07)	$(0.04)	$—	$—	$0.02	$(0.69)

Shares used in per share calculations:
Basic	65,675	—	—	—	—	—	65,675

Diluted	65,675	—	—	—	—	—	65,675

	September 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$233,594	$(1,310)	$232,284
Short-term investments	47,096	—	47,096
Restricted cash, cash equivalents and short-term investments	10,009	—	10,009
Inventories	50,937	—	50,937
Other current assets	41,657	(824)	40,833

Total current assets	383,293	(2,134)	381,159
Property and equipment, net	870,779	—	870,779
Wireless licenses	821,338	—	821,338
Assets held for sale	20,354	—	20,354
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	88,260	—	88,260
Deposits for wireless licenses	305,000	—	305,000
Other assets	43,631	—	43,631

Total assets	$2,964,551	$(8,248)	$2,956,303

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$238,369	$(229)	$238,140
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	55,782	6,673	62,455

Total current liabilities	303,151	6,444	309,595
Long-term debt	888,750	—	888,750
Deferred tax liabilities	138,755	(3,213)	135,542
Other long-term liabilities	44,582	—	44,582

Total liabilities	1,375,238	3,231	1,378,469

Minority interests	25,099	(556)	24,543

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,505,217	—	1,505,217
Retained earnings	56,788	(10,923)	45,865
Accumulated other comprehensive income	2,203	—	2,203

Total stockholders’ equity	1,564,214	(10,923)	1,553,291

Total liabilities and stockholders’ equity	$2,964,551	$(8,248)	$2,956,303

	Three Months Ended September 30, 2006
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$249,081	$(6,952)	$(2,788)	$1,213	$—	$—	$240,554
Equipment revenues	38,532	(129)	—	14,309	—	—	52,712

Total revenues	287,613	(7,081)	(2,788)	15,522	—	—	293,266

Operating expenses:
Cost of service (exclusive of items shown separately below)	(70,722)	—	—	(776)	(77)	—	(71,575)
Cost of equipment	(68,711)	—	—	(14,746)	—	—	(83,457)
Selling and marketing	(42,948)	—	—	—	—	—	(42,948)
General and administrative	(49,110)	—	—	—	(6)	—	(49,116)
Depreciation and amortization	(56,409)	—	—	—	—	—	(56,409)
Impairment of assets	(4,701)	—	—	—	—	—	(4,701)

Total operating expenses	(292,601)	—	—	(15,522)	(83)	—	(308,206)
Gain on sale or disposal of assets	21,990	—	—	—	—	—	21,990

Operating income	17,002	(7,081)	(2,788)	—	(83)	—	7,050
Minority interests in consolidated subsidiaries	(138)	—	—	—	556	—	418
Interest income	5,491	—	—	—	—	—	5,491
Interest expense	(15,753)	—	—	—	—	—	(15,753)
Other income, net	272	—	—	—	—	—	272

Income (loss) before income taxes	6,874	(7,081)	(2,788)	—	473	—	(2,522)
Income tax benefit	3,105	—	—	—	—	(1,384)	1,721

Net income (loss)	$9,979	$(7,081)	$(2,788)	$—	$473	$(1,384)	$(801)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.17	$(0.12)	$(0.05)	$—	$0.01	$(0.02)	$(0.01)

Diluted earnings (loss) per share	$0.16	$(0.12)	$(0.04)	$—	$0.01	$(0.02)	$(0.01)

Shares used in per share calculations:
Basic	60,295	—	—	—	—	—	60,295

Diluted	62,290	—	(1,995)	—	—	—	60,295

	June 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$553,038	$(762)	$552,276
Short-term investments	57,382	—	57,382
Restricted cash, cash equivalents and short-term investments	9,758	—	9,758
Inventories	63,820	—	63,820
Other current assets	40,545	(1,328)	39,217

Total current assets	724,543	(2.090)	722,453
Property and equipment, net	780,852	—	780,852
Wireless licenses	795,046	—	795,046
Assets held for sale	38,658	—	38,658
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	96,690	—	96,690
Other assets	35,852	—	35,852

Total assets	$2,903,537	$(8,204)	$2,895,333

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$210,274	$(1,760)	$208,514
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	53,007	(1,704)	51,303

Total current liabilities	272,281	(3,464)	268,817
Long-term debt	891,000	—	891,000
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	41,837	(4)	41,833

Total liabilities	1,347,053	(8,061)	1,338,992

Minority interests	4,151	—	4,151

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,500,154	—	1,500,154
Retained earnings	46,809	(143)	46,666
Accumulated other comprehensive income	5,364	—	5,364

Total stockholders’ equity	1,552,333	(143)	1,552,190

Total liabilities and stockholders’ equity	$2,903,537	$(8,204)	$2,895,333

	Three Months Ended June 30, 2006
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$230,786	$(5,305)	$474	$1,205	$—	$—	$227,160
Equipment revenues	37,068	137	—	13,094	—	—	50,299

Total revenues	267,854	(5,168)	474	14,299	—	—	277,459

Operating expenses:						—
Cost of service (exclusive of items shown separately below)	(60,255)	—	—	(984)	(16)	—	(61,255)
Cost of equipment	(52,081)	—	—	(13,315)	—	—	(65,396)
Selling and marketing	(35,942)	—	—	—	—	—	(35,942)
General and administrative	(46,576)	—	—	—	—	—	(46,576)
Depreciation and amortization	(53,337)	—	—	—	—	—	(53,337)
Impairment of assets	(3,211)	—	—	—	—	—	(3,211)

Total operating expenses	(251,402)	—	—	(14,299)	(16)	—	(265,717)

Operating income	16,452	(5,168)	474	—	(16)	—	11,742
Minority interests in consolidated subsidiaries	(134)	—	—	—	—	—	(134)
Interest income	5,533	—	—	—	—	—	5,533
Interest expense	(8,423)	—	—	—	—	—	(8,423)
Other expense, net	(5,918)	—	—	—	—	—	(5,918)

Income before income taxes	7,510	(5,168)	474	—	(16)	—	2,800
Income tax expense	—	—	—	—	—	—	—

Net income	$7,510	$(5,168)	$474	$—	$(16)	$—	$2,800

Basic and diluted earnings per share:
Basic earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Diluted earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Shares used in per share calculations:
Basic	60,282	—	—	—	—	—	60,282

Diluted	61,757	—	—	—	—	—	61,757

	March 31, 2006
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$299,976	$(381)	$299,595
Short-term investments	65,975	—	65,975
Restricted cash, cash equivalents and short-term investments	10,687	—	10,687
Inventories	39,710	—	39,710
Other current assets	35,160	(282)	34,878

Total current assets	451,508	(663)	450,845
Property and equipment, net	642,858	—	642,858
Wireless licenses	821,339	—	821,339
Assets held for sale	15,135	—	15,135
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	105,123	—	105,123
Other assets	35,651	—	35,651

Total assets	$2,503,510	$(6,777)	$2,496,733

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$136,460	$(10)	$136,450
Current maturities of long-term debt	6,111	—	6,111
Other current liabilities	53,266	(6,737)	46,529

Total current liabilities	195,837	(6,747)	189,090
Long-term debt	586,806	—	586,806
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	37,920	(4)	37,916

Total liabilities	962,498	(11,344)	951,154

Minority interests	2,463	—	2,463

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,494,974	—	1,494,974
Retained earnings	39,299	4,567	43,866
Accumulated other comprehensive income	4,270	—	4,270

Total stockholders’ equity	1,538,549	4,567	1,543,116

Total liabilities and stockholders’ equity	$2,503,510	$(6,777)	$2,496,733

	Three Months Ended March 31, 2006
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$215,840	$1,255	$(143)	$1,133	$—	$—	$218,085
Equipment revenues	50,848	—	—	12,917	—	—	63,765

Total revenues	266,688	1,255	(143)	14,050	—	—	281,850

Operating expenses:						—
Cost of service (exclusive of items shown separately below)	(55,204)	—	—	(959)	(47)	—	(56,210)
Cost of equipment	(58,886)	—	—	(13,091)	—	—	(71,977)
Selling and marketing	(29,102)	—	—	—	—	—	(29,102)
General and administrative	(49,582)	—	—	—	492	—	(49,090)
Depreciation and amortization	(54,036)	—	—	—	—	—	(54,036)

Total operating expenses	(246,810)	—	—	(14,050)	445	—	(260,415)

Operating income	19,878	1,255	(143)	—	445	—	21,435
Minority interests in consolidated subsidiaries	(75)	—	—	—	—	—	(75)
Interest income	4,194	—	—	—	—	—	4,194
Interest expense	(7,431)	—	—	—	—	—	(7,431)
Other income, net	535	—	—	—	—	—	535

Income before income taxes and cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Income tax expense	—	—	—	—	—	—	—

Income before cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net income	$17,724	$1,255	$(143)	$—	$445	$—	$19,281

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Shares used in per share calculations:
Basic	61,203	—	—	—	—	—	61,203

Diluted	61,961	—	—	—	—	—	61,961

	Three Months Ended December 31, 2005
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$194,320	$142	$243	$1,025	$—	$—	$195,730
Equipment revenues	34,617	—	—	9,070	—	—	43,687

Total revenues	228,937	142	243	10,095	—	—	239,417

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,321)	—	—	(893)	—	—	(51,214)
Cost of equipment	(50,652)	—	—	(9,202)	—	—	(59,854)
Selling and marketing	(26,702)	—	—	—	—	—	(26,702)
General and administrative	(39,485)	—	—	—	(492)	—	(39,977)
Depreciation and amortization	(51,001)	—	—	—	—	—	(51,001)

Total operating expenses	(218,161)	—		(10,095)	(492)	—	(228,748)
Loss on sale or disposal of assets	(6)	—	—	—	—	—	(6)

Operating income	10,770	142	243	—	(492)	—	10,663
Minority interests in consolidated subsidiaries	(31)	—	—	—	—	—	(31)
Interest income	3,887	—	—	—	—	—	3,887
Interest expense	(6,683)	—	—	—	—	—	(6,683)
Other expense, net	396	—	—	—	—	—	396

Income before income taxes	8,339	142	243	—	(492)	—	8,232

Income tax expense	(3,389)	—	—	—	—	47	(3,342)

Net income	$4,950	$142	$243	$—	$(492)	$47	$4,890

Basic and diluted earnings per share:
Basic earnings per share	$0.08	$—	$0.01	$—	$(0.01)	$—	$0.08

Diluted earnings per share	$0.08	$—	$0.01	$—	$(0.01)	$—	$0.08

Shares used in per share calculations:
Basic	60,261	—	—	—	—	—	60,261

Diluted	61,843	—	—	—	—	—	61,843

	September 30, 2005
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$168,288	$—	$168,288
Short-term investments	223,497	—	223,497
Restricted cash, cash equivalents and short-term investments	21,588	—	21,588
Inventories	22,979	—	22,979
Other current assets	28,669	231	28,900

Total current assets	465,021	231	465,252
Property and equipment, net	532,744	—	532,744
Wireless licenses	829,512	—	829,512
Assets held for sale	9,756	—	9,756
Goodwill	437,382	(5,649)	431,733
Other intangible assets, net	123,617	—	123,617
Other assets	18,244	—	18,244

Total assets	$2,416,276	$(5,418)	$2,410,858

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$76,185	$—	$76,185
Current maturities of long-term debt	6,111	—	6,111
Other current liabilities	59,066	(8,999)	50,067

Total current liabilities	141,362	(8,999)	132,363
Long-term debt	589,861	—	589,861
Other long-term liabilities	177,105	511	177,616

Total liabilities	908,328	(8,488)	899,840

Minority interests	1,730	—	1,730

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,511,648	—	1,511,648
Unearned share-based compensation	(23,405)	—	(23,405)
Retained earnings	16,625	3,070	19,695
Accumulated other comprehensive income	1,344	—	1,344

Total stockholders’ equity	1,506,218	3,070	1,509,288

Total liabilities and stockholders’ equity	$2,416,276	$(5,418)	$2,410,858

	Three Months Ended September 30, 2005
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$193,675	$(187)	$227	$988	$—	$—	$194,703
Equipment revenues	36,852	—	—	11,435	—	—	48,287

Total revenues	230,527	(187)	227	12,423	—	—	242,990

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,304)	—	—	(835)	—	—	(51,139)
Cost of equipment	(49,576)	—	—	(11,588)	—	—	(61,164)
Selling and marketing	(25,535)	—	—	—	—	—	(25,535)
General and administrative	(41,306)	—	—	—	—		(41,306)
Depreciation and amortization	(49,076)	—	—	—	—	—	(49,076)
Impairment of assets	(689)	—	—	—	—	—	(689)

Total operating expenses	(216,486)	—	—	(12,423)	—		(228,909)
Gain on sale or disposal of assets	14,593	—	—	—	—	—	14,593

Operating income	28,634	(187)	227	—	—	—	28,674
Minority interests in consolidated subsidiaries			—	—	—	—	—
Interest income	2,991	—	—	—	—	—	2,991
Interest expense	(6,679)	—	—	—	—	—	(6,679)
Other expense, net	2,352	—	—	—	—	—	2,352

Income before income taxes	27,298	(187)	227	—	—		27,338
Income tax expense	(10,901)	—	—	—	—	(13)	(10,914)

Net income	$16,397	$(187)	$227	$—	$—	$(13)	$16,424

Basic and diluted earnings per share:
Basic earnings per share	$0.27	$—	$—	$—	$—	$—	$0.27

Diluted earnings per share	$0.27	$—	$—	$—	$—	$—	$0.27

Shares used in per share calculations:
Basic	60,246	—	—	—	—	—	60,246

Diluted	61,395	—	—	—	—	—	61,395

	June 30, 2005
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$82,396	$—	$82,396
Short-term investments	75,258	—	75,258
Restricted cash, cash equivalents and short-term investments	25,737	—	25,737
Inventories	30,081	—	30,081
Other current assets	30,065	253	30,318

Total current assets	243,537	253	243,790
Property and equipment, net	534,458	—	534,458
Wireless licenses	766,187	—	766,187
Assets held for sale	87,961	—	87,961
Goodwill	449,438	(5,649)	443,789
Other intangible assets, net	132,245	—	132,245
Deposits for wireless licenses	68,221	—	68,221
Other assets	13,416	—	13,416

Total assets	$2,295,463	$(5,396)	$2,290,067

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$79,571	$—	$79,571
Current maturities of long-term debt	5,000	—	5,000
Other current liabilities	64,791	(8,937)	55,854

Total current liabilities	149,362	(8,937)	140,425
Long-term debt	492,500	—	492,500
Other long-term liabilities	167,628	498	168,126

Total liabilities	809,490	(8,439)	801,051

Minority interests	1,000	—	1,000

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,507,751	—	1,507,751
Unearned share-based compensation	(22,229)	—	(22,229)
Retained earnings	228	3,043	3,271
Accumulated other comprehensive income	(783)	—	(783)

Total stockholders’ equity	1,484,973	3,043	1,488,016

Total liabilities and stockholders’ equity	$2,295,463	$(5,396)	$2,290,067

	Three Months Ended June 30, 2005
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$189,704	$1,088	$179	$840	$—	$—	$191,811
Equipment revenues	37,125	—	—	10,789	—	—	47,914

Total revenues	226,829	1,088	179	11,629	—	—	239,725

Operating expenses:						—
Cost of service (exclusive of items shown separately below)	(49,608)	—	—	(730)	—	—	(50,338)
Cost of equipment	(42,799)	—	—	(10,899)	—	—	(53,698)
Selling and marketing	(24,810)	—	—	—	—	—	(24,810)
General and administrative	(42,423)	—	—	—	—	—	(42,423)
Depreciation and amortization	(47,281)	—	—	—	—	—	(47,281)
Impairment of assets	(11,354)	—	—	—	—	—	(11,354)

Total operating expenses	(218,275)	—	—	(11,629)	—	—	(229,904)

Operating income	8,554	1,088	179	—	—	—	9,821
Interest income	1,176	—	—	—	—	—	1,176
Interest expense	(7,566)	—	—	—	—	—	(7,566)
Other expense, net	(39)	—	—	—	—	—	(39)

Income before income taxes	2,125	1,088	179	—		—	3,392
Income tax expense	(1,022)	—	—	—	—	(510)	(1,532)

Net income	$1,103	$1,088	$179	$—	$—	$(510)	$1,860

Basic and diluted earnings per share:
Basic earnings per share	$0.02	$0.02	$—	$—	$—	$(0.01)	$0.03

Diluted earnings per share	$0.02	$0.02	$—	$—	$—	$(0.01)	$0.03

Shares used in per share calculations:
Basic	60,030	—	—	—	—	—	60,030

Diluted	60,242	—	—	—	—	—	60,242

	March 31, 2005
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Assets
Cash and cash equivalents	$22,211	$—	$22,211
Short-term investments	99,402	—	99,402
Restricted cash, cash equivalents and short-term investments	30,903	—	30,903
Inventories	28,982	—	28,982
Other current assets	36,662	185	36,847

Total current assets	218,160	185	218,345
Property and equipment, net	548,166	—	548,166
Wireless licenses	581,828	—	581,828
Assets held for sale	88,057	—	88,057
Goodwill	453,956	(5,649)	448,307
Other intangible assets, net	140,824	—	140,824
Deposits for wireless licenses	236,845	—	236,845
Other assets	14,184	—	14,184

Total assets	$2,282,020	$(5,464)	$2,276,556

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$73,421	$—	$73,421
Current maturities of long-term debt	5,000	—	5,000
Other current liabilities	70,511	(7,738)	62,773

Total current liabilities	148,932	(7,738)	141,194
Long-term debt	493,750	—	493,750
Other long-term liabilities	160,812	(12)	160,800

Total liabilities	803,494	(7,750)	795,744

Minority interests	1,000	—	1,000

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,478,392	—	1,478,392
Retained earnings	(875)	2,286	1,411
Accumulated other comprehensive income	3	—	3

Total stockholders’ equity	1,477,526	2,286	1,479,812

Total liabilities and stockholders’ equity	$2,282,020	$(5,464)	$2,276,556

	Three Months Ended March 31, 2005
		Revenue	Other
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$185,981	$(153)	$136	$708	$—	$—	$186,672
Equipment revenues	42,389	—	—	6,578	—	—	48,967

Total revenues	228,370	(153)	136	7,286	—	—	235,639

Operating expenses:
Cost of service (exclusive of items shown separately below)	(50,197)	—	—	(660)	—	—	(50,857)
Cost of equipment	(49,178)	—	—	(6,626)	—	—	(55,804)
Selling and marketing	(22,995)	—	—	—	—	—	(22,995)
General and administrative	(36,035)	—	—	—	—	—	(36,035)
Depreciation and amortization	(48,104)	—	—	—	—	—	(48,104)

Total operating expenses	(206,509)	—	—	(7,286)	—	—	(213,795)

Operating income	21,861	(153)	136	—	—	—	21,844
Interest income	1,903	—	—	—	—	—	1,903
Interest expense	(9,123)	—	—	—	—	—	(9,123)
Other expense, net	(1,286)	—	—	—	—	—	(1,286)

Income before income taxes	13,355	(153)	136	—	—	—	13,338
Income tax expense	(5,839)	—	—	—	—	12	(5,827)

Net income	$7,516	$(153)	$136	$—	$—	$12	$7,511

Basic and diluted earnings per share:
Basic earnings per share	$0.13	$—	$—	$—	$—	$—	$0.13

Diluted earnings per share	$0.13	$—	$—	$—	$—	$—	$0.13

Shares used in per share calculations:
Basic	60,000	—	—	—	—	—	60,000

Diluted	60,236	—	—	—	—	—	60,236

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

The following tables show metric information for 2006 and 2005:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

ARPU	$42.31	$42.30	$42.87	$43.63	$42.81
CPGA	$128	$195	$176	$179	$171
CCU	$19.86	$19.51	$21.05	$20.32	$20.20
Churn	3.3%	3.6%	4.3%	4.1%	3.9%

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

ARPU	$39.17	$39.67	$40.43	$40.03	$39.79
CPGA	$126	$134	$140	$156	$140
CCU	$19.17	$18.72	$19.83	$19.03	$19.17
Churn	3.3%	3.9%	4.4%	4.1%	3.9%

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures, as described above, that are widely used in the industry but that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC.

CPGA — The following tables reconcile total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Selling and marketing expense	$29,102	$35,942	$42,948	$51,265	$159,257
Less share-based compensation expense included in selling and marketing expense	(327)	(473)	(637)	(533)	(1,970)
Plus cost of equipment	71,977	65,396	83,457	90,004	310,834
Less equipment revenue	(63,765)	(50,299)	(52,712)	(44,046)	(210,822)
Less net loss on equipment transactions unrelated to initial customer acquisition	(1,247)	(1,139)	(1,822)	(3,988)	(8,196)

Total costs used in the calculation of CPGA	$35,740	$49,427	$71,234	$92,702	$249,103
Gross customer additions	278,370	253,033	405,178	519,229	1,455,810

CPGA	$128	$195	$176	$179	$171

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Selling and marketing expense	$22,995	$24,810	$25,535	$26,702	$100,042
Less share-based compensation expense included in selling and marketing expense	—	(693)	(203)	(125)	(1,021)
Plus cost of equipment	55,804	53,698	61,164	59,854	230,520
Less equipment revenue	(48,967)	(47,914)	(48,287)	(43,687)	(188,855)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,466)	(4,174)	(5,555)	(4,376)	(18,571)

Total costs used in the calculation of CPGA	$25,366	$25,727	$32,654	$38,368	$122,115
Gross customer additions	201,467	191,288	233,699	245,817	872,271

CPGA	$126	$134	$140	$156	$140

CCU — The following tables reconcile total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Cost of service	$56,210	$61,255	$71,575	$75,122	$264,162
Plus general and administrative expense	49,090	46,576	49,116	51,822	196,604
Less share-based compensation expense included in cost of service and general and administrative expense	(4,165)	(4,215)	(4,426)	(4,949)	(17,755)
Plus net loss on equipment transactions unrelated to initial customer acquisition	1,247	1,139	1,822	3,988	8,196

Total costs used in the calculation of CCU	$102,382	$104,755	$118,087	$125,983	$451,207
Weighted-average number of customers	1,718,349	1,790,232	1,870,204	2,067,122	1,861,477

CCU	$19.86	$19.51	$21.05	$20.32	$20.20

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Cost of service	$50,857	$50,338	$51,139	$51,214	$203,548
Plus general and administrative expense	36,035	42,423	41,306	39,977	159,741
Less share-based compensation expense included in cost of service and general and administrative expense	—	(6,436)	(2,518)	(2,504)	(11,458)
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,466	4,174	5,555	4,376	18,571

Total costs used in the calculation of CCU	$91,358	$90,499	$95,482	$93,063	$370,402
Weighted-average number of customers	1,588,372	1,611,524	1,605,222	1,630,011	1,610,170

CCU	$19.17	$18.72	$19.83	$19.03	$19.17

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at December 31, 2006). From time to time, we may also generate additional liquidity through the sale of assets that are not material to or are not required for the ongoing operation of our business. At December 31, 2006, we had a total of $439.2 million in unrestricted cash, cash equivalents and short-term investments.

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

Our total outstanding indebtedness under our senior secured credit agreement was $895.5 million as of December 31, 2006. In addition, we had $200 million available for borrowing under our undrawn revolving credit facility. Outstanding term loan borrowings under the senior secured credit agreement must be repaid in 22 quarterly payments of $2.25 million each (which commence on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). Commencing on November 20, 2007, the term loan under our senior secured credit agreement bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by us. In addition to our senior secured credit agreement, we also had $750 million in unsecured senior notes due 2014 outstanding as of December 31, 2006. Our $750 million in unsecured senior notes have no principal amortization and mature in October 2014. Our $750 million principal amount of senior notes bears interest at 9.375% per annum.

Our senior secured credit agreement and the indenture governing our $750 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring additional indebtedness to pay down outstanding borrowings under our senior secured credit agreement. The senior secured credit agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. Although the restatements of our historical consolidated financial statements described elsewhere in this report resulted in defaults under our senior secured credit agreement that were subsequently waived by the required lenders, the restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of December 31, 2006.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to comply with the financial covenants and debt incurrence and other covenants in our senior secured credit agreement and unsecured senior notes indenture. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will result in improvements in our leverage ratio and other ratios underlying our financial covenants. Our $750 million of unsecured senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our $750 million in unsecured senior notes and our interest rate swaps, approximately 66% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to reduce our investments in expansion activities or slow the pace of our expansion activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(As Restated)

Net cash provided by operating activities	$289,871	$308,280	$190,375
Net cash used in investing activities	(1,550,624)	(332,112)	(96,577)
Net cash provided by (used in) financing activities	1,340,492	175,764	(36,727)

Operating Activities

Net cash provided by operating activities decreased by $18.4 million, or 6.0%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This decrease was primarily attributable to the decrease in our net income of $55.0 million.

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

Investing Activities

Net cash used in investing activities was $1,550.6 million for the year ended December 31, 2006, which included the effects of the following transactions:

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

Cricket Communications

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

As more fully described in Note 2 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” included in this report, we have restated certain of our historical consolidated financial statements. On November 20, 2007, we entered into a second amendment (the “Second Amendment”) to the Credit Agreement in which the lenders waived defaults and potential defaults under the Credit Agreement arising from our potential breach of representations regarding the presentation of our prior consolidated financial statements and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan and revolving credit facility now bear interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, with the interest rate for the revolving credit facility subject to adjustment based on our consolidated senior secured leverage ratio.

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

In addition to the foregoing restrictions, the Second Amendment requires us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2006, we also expect to file the necessary amendments to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

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

LCW Operations

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

The indenture governing the notes limits, among other things, our ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with our affiliates; and make acquisitions or merge or consolidate with another entity.

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

In July 2006, we completed the sale of our wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets to Cleveland Unlimited, Inc., or CUI, in exchange for $28.0 million in cash and CUI’s equity interest in LCW Wireless. We also contributed to LCW Wireless $21.0 million in cash (subject to post-closing adjustments) and wireless licenses in Eugene and Salem, Oregon and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. We received additional membership interests in LCW Wireless upon replacing certain network equipment, resulting in our owning a 73.3% non-controlling membership interest in LCW Wireless. We recognized a net gain of $21.6 million during the year ended December 31, 2006 associated with these transactions.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements and its consolidated financial statements as of and for the five months ended December 31, 2004.

As discussed in Note 3 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of California confirmed the Company’s Fifth Amended Joint Plan of Reorganization (the “plan”) on October 22, 2003. Consummation of the plan terminated all rights and interests of equity security holders as provided for in the plan. The plan was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.

As discussed in Note 3 and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for site rental costs incurred during the construction period in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (Restated) appearing under Item 9A, that Leap Wireless International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effects of the Company not maintaining effective controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment at December 31, 2006:

•	There were deficiencies in the Company’s internal controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues did not detect the errors in revenues, cost of revenues and deferred revenues. A contributing factor was the ineffective operation of the Company’s user acceptance testing (i.e., ineffective testing) of changes made to its revenue and billing systems in connection with the introduction or modification of service offerings. This material weakness resulted in the accounting errors which have caused the Company to restate its consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and its condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. In addition, this material weakness could result in a misstatement of revenues, cost of revenues and deferred revenues that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. However, management has subsequently determined that the material weakness described above existed as of December 31, 2006. Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Leap Wireless International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Leap Wireless International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Diego, California
February 28, 2007, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and the matters discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is December 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the results of operations and cash flows of Leap Wireless International, Inc. and its subsidiaries (Predecessor Company) for the seven months ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated statements of operations and of cash flows for the seven months ended July 31, 2004.

As discussed in Note 3 to the consolidated financial statements, the Company and substantially all of its subsidiaries voluntarily filed petitions on April 13, 2003 with the United States Bankruptcy Court for the Southern District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Fifth Amended Joint Plan of Reorganization was consummated on August 16, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of July 31, 2004.

PricewaterhouseCoopers LLP

San Diego, California
May 16, 2005, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is December 14, 2007

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)

Assets
Cash and cash equivalents	$372,812	$293,073
Short-term investments	66,400	90,981
Restricted cash, cash equivalents and short-term investments	13,581	13,759
Inventories	90,185	37,320
Other current assets	52,981	28,718

Total current assets	595,959	463,851
Property and equipment, net	1,078,521	622,207
Wireless licenses	1,563,958	821,288
Assets held for sale	8,070	15,145
Goodwill	425,782	425,782
Other intangible assets, net	79,828	113,554
Deposits for wireless licenses	274,084	—
Other assets	58,745	38,119

Total assets	$4,084,947	$2,499,946

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$317,093	$168,431
Current maturities of long-term debt	9,000	6,111
Other current liabilities	84,675	43,943

Total current liabilities	410,768	218,485
Long-term debt	1,676,500	588,333
Deferred tax liabilities	148,335	137,342
Other long-term liabilities	47,608	36,424

Total liabilities	2,283,211	980,584

Minority interests	29,943	1,761

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 67,892,512 and 61,202,806 shares issued and outstanding at December 31, 2006 and 2005, respectively	7	6
Additional paid-in capital	1,769,772	1,511,814
Unearned share-based compensation	—	(20,942)
Retained earnings	228	24,585
Accumulated other comprehensive income	1,786	2,138

Total stockholders’ equity	1,771,793	1,517,601

Total liabilities and stockholders’ equity	$4,084,947	$2,499,946

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)	(See Note 2)	(See Note 2)

Revenues:
Service revenues	$956,365	$768,916	$289,355	$405,850
Equipment revenues	210,822	188,855	61,492	86,906

Total revenues	1,167,187	957,771	350,847	492,756

Operating expenses:
Cost of service (exclusive of items shown separately below)	(264,162)	(203,548)	(80,286)	(114,628)
Cost of equipment	(310,834)	(230,520)	(85,460)	(101,441)
Selling and marketing	(159,257)	(100,042)	(39,938)	(51,997)
General and administrative	(196,604)	(159,741)	(57,110)	(81,514)
Depreciation and amortization	(226,747)	(195,462)	(75,324)	(178,120)
Impairment of indefinite-lived intangible assets	(7,912)	(12,043)	—	—

Total operating expenses	(1,165,516)	(901,356)	(338,118)	(527,700)
Gains on sales of wireless licenses and operating assets	22,054	14,587	—	532

Operating income (loss)	23,725	71,002	12,729	(34,412)
Minority interests in consolidated subsidiaries	1,493	(31)	—	—
Interest income	23,063	9,957	1,812	—
Interest expense (contractual interest expense was $156.3 million for the seven months ended July 31, 2004)	(61,334)	(30,051)	(16,594)	(4,195)
Other income (expense), net	(2,650)	1,423	(117)	(293)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	(15,703)	52,300	(2,170)	(38,900)
Reorganization items, net	—	—	—	962,444

Income (loss) before income taxes and cumulative effect of change in accounting principle	(15,703)	52,300	(2,170)	923,544
Income tax expense	(9,277)	(21,615)	(3,930)	(4,166)

Income (loss) before cumulative effect of change in accounting principle	(24,980)	30,685	(6,100)	919,378
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)	$(24,357)	$30,685	$(6,100)	$919,378

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.41)	$0.51	$(0.10)	$15.68
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic earnings (loss) per share	$(0.40)	$0.51	$(0.10)	$15.68

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.41)	$0.50	$(0.10)	$15.68
Cumulative effect of change in accounting principle	0.01	—	—	—

Diluted earnings (loss) per share	$(0.40)	$0.50	$(0.10)	$15.68

Shares used in per share calculations:
Basic	61,645	60,135	60,000	58,623

Diluted	61,645	61,003	60,000	58,623

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)	(See Note 2)	(See Note 2)

Operating activities:
Net income (loss)	$(24,357)	$30,685	$(6,100)	$919,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	19,725	12,479	—	—
Depreciation and amortization	226,747	195,462	75,324	178,120
Amortization of debt issuance costs	2,491	565	—	—
Loss on extinguishment of debt	6,897	1,219	—	—
Deferred income tax expense	8,831	21,552	3,823	3,370
Impairment of indefinite-lived intangible assets	7,912	12,043	—	—
Gains on sales of wireless licenses and operating assets	(22,054)	(14,587)	—	(532)
Minority interest activity	(1,493)	31	—	—
Cumulative effect of change in accounting principle	(623)	—	—	—
Reorganization items, net	—	—	—	(962,444)
Other	—	—	—	(805)
Changes in assets and liabilities:
Inventories	(52,898)	(11,504)	8,923	(17,059)
Other assets	(29,669)	4,223	(21,266)	(5,343)
Accounts payable and accrued liabilities	95,502	57,514	(4,421)	4,761
Other liabilities	52,860	(1,402)	13,469	6,673

Net cash provided by operating activities before reorganization activities	289,871	308,280	69,752	126,119
Net cash used for reorganization activities	—	—	—	(5,496)

Net cash provided by operating activities	289,871	308,280	69,752	120,623

Investing activities:
Purchases of property and equipment	(591,295)	(208,808)	(49,043)	(34,456)
Prepayments for purchases of property and equipment	(3,846)	(9,828)	5,102	1,215
Purchases of and deposits for wireless licenses	(1,018,832)	(243,960)	—	—
Proceeds from sales of wireless licenses and operating assets	40,372	108,800	—	2,000
Purchases of investments	(150,488)	(307,021)	(47,368)	(87,201)
Sales and maturities of investments	177,932	329,043	32,494	58,333
Changes in restricted cash, cash equivalents and short-term investments, net	(4,467)	(338)	12,537	9,810

Net cash used in investing activities	(1,550,624)	(332,112)	(46,278)	(50,299)

Financing activities:
Proceeds from long-term debt	2,260,000	600,000	—	—
Repayment of long-term debt	(1,168,944)	(418,285)	(36,727)	—
Payment of debt issuance costs	(22,864)	(6,951)	—	—
Minority interest contributions	12,402	1,000	—	—
Proceeds from issuance of common stock, net	1,119	—	—	—
Proceeds from physical settlement of forward equity sale	260,036	—	—	—
Payment of fees related to forward equity sale	(1,257)	—	—	—

Net cash provided by (used in) financing activities	1,340,492	175,764	(36,727)	—

Net increase (decrease) in cash and cash equivalents	79,739	151,932	(13,253)	70,324
Cash and cash equivalents at beginning of period	293,073	141,141	154,394	84,070

Cash and cash equivalents at end of period	$372,812	$293,073	$141,141	$154,394

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

						Accumulated
					Retained	Other
			Additional	Unearned	Earnings	Comprehensive
	Common Stock		Paid-In	Share-Based	(Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Total
			(As Restated)		(As Restated)		(As Restated)
			(See Note 2)		(See Note 2)		(See Note 2)

Predecessor Company balance at December 31, 2003	58,704,224	$6	$1,156,410	$(421)	$(2,048,970)	$(920)	$(893,895)
Components of comprehensive income:
Net income	—	—	—	—	919,378	—	919,378
Net unrealized holding gains on investments	—	—	—	—	—	47	47

Comprehensive income							919,425

Issuance of common stock under share-based compensation plans	—	—	31	—	—	—	31
Unearned share-based compensation	—	—	(1,205)	1,205	—	—	—
Amortization of share-based compensation	—	—	—	(837)	—	—	(837)
Application of fresh-start reporting:
Elimination of Predecessor Company common stock	(58,704,224)	(6)	(1,155,236)	53	—	873	(1,154,316)
Issuance of Successor Company common stock and fresh-start adjustments	60,000,000	6	1,478,392	—	1,129,592	—	2,607,990

Successor Company balance at August 1, 2004	60,000,000	6	1,478,392	—	—	—	1,478,398
Components of comprehensive loss:
Net loss	—	—	—	—	(6,100)	—	(6,100)
Net unrealized holding gains on investments	—	—	—	—	—	49	49

Comprehensive loss							(6,051)

Successor Company balance at December 31, 2004	60,000,000	6	1,478,392	—	(6,100)	49	1,472,347
Components of comprehensive income:
Net income	—	—	—	—	30,685	—	30,685
Net unrealized holding losses on investments	—	—	—	—	—	(57)	(57)
Unrealized gains on derivative instruments	—	—	—	—	—	2,146	2,146

Comprehensive income							32,774

Issuance of common stock under share-based compensation plans, net of repurchases	1,202,806	—	7,105	—	—	—	7,105
Unearned share-based compensation	—	—	26,317	(26,317)	—	—	—
Amortization of share-based compensation	—	—	—	5,375	—	—	5,375

Successor Company balance at December 31, 2005	61,202,806	6	1,511,814	(20,942)	24,585	2,138	1,517,601
Components of comprehensive loss:
Net loss	—	—	—	—	(24,357)	—	(24,357)
Net unrealized holding gains on investments	—	—	—	—	—	4	4
Unrealized losses on derivative instruments	—	—	—	—	—	(356)	(356)

Comprehensive loss							(24,709)

Cumulative effect of change in accounting principle	—	—	(623)	—	—	—	(623)
Reclassification of unearned share-based compensation related to the adoption of SFAS No. 123R	—	—	(20,942)	20,942	—	—	—
Issuance of common stock under forward sale agreements	6,440,000	1	258,679	—	—	—	258,680
Share-based compensation expense	—	—	19,725	—	—	—	19,725
Issuance of common stock under share-based compensation plans, net of repurchases	249,706	—	1,119	—	—	—	1,119

Successor Company balance at December 31, 2006	67,892,512	$7	$1,769,772	$—	$228	$1,786	$1,771,793

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company

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

The Company has restated its historical consolidated financial statements as of and for the years ended December 31, 2006 and 2005, for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company).

The determination to restate these consolidated financial statements and the quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s accounting for revenues and operating expenses. The general nature and scope of the related errors and adjustments are summarized as follows:

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and the year ended December 31, 2005, respectively, and an overstatement of service revenues of $16.1 million in the year ended December 31, 2006.

•	Other Errors in the Recognition of Service Revenues (“Other — Revenue Adjustments”) — The Company incorrectly recognized revenue for a group of customers who voluntarily disconnected their service. For these customers, approximately one month of deferred revenue that was recorded when the customers’ monthly bills were generated was mistakenly recognized as revenue after their service was disconnected, due to the fact that one of the key reports used to validate that revenue is not recognized for customers who have not yet paid erroneously excluded this subset of disconnected customer balances. These customers comprised a small percentage of the Company’s disconnected customers, and the error arose in connection with the Company’s re-implementation of the pay-in-advance billing method for new and reactivating customers in May 2006. This error resulted in an overstatement of service revenues of $2.8 million in the year ended December 31, 2006. In addition, certain other errors were made in the recognition of revenue and revenue-related accounts, resulting in an understatement of service revenues of $0.8 million in the year ended December 31, 2005 and an overstatement of service revenues of $2.3 million in the year ended December 31, 2006.

•	Errors in the Classification of Certain Components of Service Revenues, Equipment Revenues and Operating Expenses (“Reclassification Adjustments”) — The Company identified errors relating to the classification of certain components of service revenues, equipment revenues and operating expenses. The Company incorrectly classified certain customer service fees as equipment revenue rather than service revenue. The Company incorrectly classified certain costs related to handset insurance purchased by some pay-in-arrears customers as a reduction of service revenues rather than as a cost of service. The Company incorrectly classified certain revenues received by the Company in connection with handsets sold to Company customers under insurance or other handset replacement programs as a reduction in handset costs rather than as equipment revenues. These classification errors resulted from deficiencies in certain account analyses that resulted in the Company incorrectly analyzing certain types of transactions for their classification impacts. The errors resulted in a net understatement of total revenues and understatement of operating expenses of $4.9 million, $4.2 million, $41.4 million and $51.7 million in the seven months ended July 31, 2004, the five months ended December 31, 2004 and the years ended December 31, 2005 and 2006, respectively. These errors had no impact on operating income or net income.

•	Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company has restated its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net understatement of operating expenses of $0.5 million in the year ended December 31, 2005 and a net overstatement of operating expenses of $1.1 million in the year ended December 31, 2006.

The Company has also restated its income tax provisions for the historical periods described above to reflect the tax impact of the adjustments to pre-tax income.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2006 and 2005, for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company) (in thousands, except share and per share data):

	December 31, 2006
	Previously
	Reported	Adjustments	As Restated

Assets
Cash and cash equivalents	$374,939	$(2,127)	$372,812
Short-term investments	66,400	—	66,400
Restricted cash, cash equivalents and short-term investments	13,581	—	13,581
Inventories	90,185	—	90,185
Other current assets	53,527	(546)	52,981

Total current assets	598,632	(2,673)	595,959
Property and equipment, net	1,077,755	766	1,078,521
Wireless licenses	1,563,958	—	1,563,958
Assets held for sale	8,070	—	8,070
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	79,828	—	79,828
Deposits for wireless licenses	274,084	—	274,084
Other assets	58,745	—	58,745

Total assets	$4,092,968	$(8,021)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$316,494	$599	$317,093
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	74,637	10,038	84,675

Total current liabilities	400,131	10,637	410,768
Long-term debt	1,676,500	—	1,676,500
Deferred tax liabilities	149,728	(1,393)	148,335
Other long-term liabilities	47,608	—	47,608

Total liabilities	2,273,967	9,244	2,283,211

Minority interests	30,000	(57)	29,943

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,769,772	—	1,769,772
Retained earnings	17,436	(17,208)	228
Accumulated other comprehensive income	1,786	—	1,786

Total stockholders’ equity	1,789,001	(17,208)	1,771,793

Total liabilities and stockholders’ equity	$4,092,968	$(8,021)	$4,084,947

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated

Revenues:
Service revenues	$972,781	$(16,090)	$(5,056)	$4,730	$—	$—	$956,365
Equipment revenues	163,919	(28)	—	46,931	—	—	210,822

Total revenues	1,136,700	(16,118)	(5,056)	51,661	—	—	1,167,187

Operating expenses:						—
Cost of service (exclusive of items shown separately below)	(261,614)	—	—	(3,157)	609	—	(264,162)
Cost of equipment	(262,330)	—	—	(48,504)	—	—	(310,834)
Selling and marketing	(159,257)	—	—	—	—	—	(159,257)
General and administrative	(197,070)	—	—	—	466	—	(196,604)
Depreciation and amortization	(226,747)	—	—	—	—	—	(226,747)
Impairment of assets	(7,912)	—	—	—	—	—	(7,912)

Total operating expenses	(1,114,930)	—	—	(51,661)	1,075	—	(1,165,516)
Gain on sale or disposal of assets	22,054	—	—	—	—	—	22,054

Operating income	43,824	(16,118)	(5,056)	—	1,075	—	23,725
Minority interests in consolidated subsidiaries	1,436	—	—	—	57	—	1,493
Interest income	23,063	—	—	—	—	—	23,063
Interest expense	(61,334)	—	—	—	—	—	(61,334)
Other expense, net	(2,650)	—	—	—	—	—	(2,650)

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,339	(16,118)	(5,056)	—	1,132	—	(15,703)
Income tax expense	(9,101)	—	—	—	—	(176)	(9,277)

Loss before cumulative effect of change in accounting principle	(4,762)	(16,118)	(5,056)	—	1,132	(176)	(24,980)
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net loss	$(4,139)	$(16,118)	$(5,056)	$—	$1,132	$(176)	$(24,357)

Basic earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.41)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic loss per share	$(0.07)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.40)

Diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.41)
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted loss per share	$(0.07)	$(0.26)	$(0.08)	$—	$0.01	$—	$(0.40)

Shares used in per share calculations:
Basic	61,645	—	—	—	—	—	61,645

Diluted	61,645	—	—	—	—	—	61,645

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Previously
	Reported	Adjustments	As Restated

Operating activities:
Net loss	$(4,139)	$(20,218)	$(24,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	19,959	(234)	19,725
Depreciation and amortization	226,747	—	226,747
Amortization of debt issuance costs	2,491	—	2,491
Loss on extinguishment of debt	6,897	—	6,897
Deferred income tax expense	8,367	464	8,831
Impairment of indefinite-lived intangible assets	7,912	—	7,912
Gains on sales of wireless licenses and operating assets	(22,054)	—	(22,054)
Minority interest activity	(1,436)	(57)	(1,493)
Cumulative effect of change in accounting principle	(623)	—	(623)
Changes in assets and liabilities:
Inventories	(52,898)	—	(52,898)
Other assets	(30,270)	601	(29,669)
Accounts payable and accrued liabilities	95,303	199	95,502
Other liabilities	34,976	17,884	52,860

Net cash provided by operating activities	291,232	(1,361)	289,871

Investing activities:
Purchases of property and equipment	(590,529)	(766)	(591,295)
Prepayments for purchases of property and equipment	(3,846)	—	(3,846)
Purchases of and deposits for wireless licenses	(1,018,832)	—	(1,018,832)
Proceeds from sales of wireless licenses and operating assets	40,372	—	40,372
Purchases of investments	(150,488)	—	(150,488)
Sales and maturities of investments	177,932	—	177,932
Changes in restricted cash, cash equivalents and short-term investments, net	(4,467)	—	(4,467)

Net cash used in investing activities	(1,549,858)	(766)	(1,550,624)

Financing activities:
Proceeds from long-term debt	2,260,000	—	2,260,000
Repayment of long-term debt	(1,168,944)	—	(1,168,944)
Payment of debt issuance costs	(22,864)	—	(22,864)
Minority interest contributions	12,402	—	12,402
Proceeds from issuance of common stock, net	1,119	—	1,119
Proceeds from physical settlement of forward equity sale	260,036	—	260,036
Payment of fees related to forward equity sale	(1,257)	—	(1,257)

Net cash provided by financing activities	1,340,492	—	1,340,492

Net increase in cash and cash equivalents	81,866	(2,127)	79,739
Cash and cash equivalents at beginning of period	293,073	—	293,073

Cash and cash equivalents at end of period	$374,939	$(2,127)	$372,812

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Previously
	Reported	Adjustments	As Restated

Assets
Cash and cash equivalents	$293,073	$—	$293,073
Short-term investments	90,981	—	90,981
Restricted cash, cash equivalents and short-term investments	13,759	—	13,759
Inventories	37,320	—	37,320
Other current assets	29,237	(519)	28,718

Total current assets	464,370	(519)	463,851
Property and equipment, net	621,946	261	622,207
Wireless licenses	821,288	—	821,288
Assets held for sale	15,145	—	15,145
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	113,554	—	113,554
Other assets	38,119	—	38,119

Total assets	$2,506,318	$(6,372)	$2,499,946

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$167,770	$661	168,431
Current maturities of long-term debt	6,111	—	6,111
Other current liabilities	49,627	(5,684)	43,943

Total current liabilities	223,508	(5,023)	218,485
Long-term debt	588,333	—	588,333
Deferred tax liabilities	141,935	(4,593)	137,342
Other long-term liabilities	36,424	—	36,424

Total liabilities	990,200	(9,616)	980,584

Minority interests	1,761	—	1,761

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	6	—	6
Additional paid-in capital	1,511,580	234	1,511,814
Unearned share-based compensation	(20,942)	—	(20,942)
Retained earnings	21,575	3,010	24,585
Accumulated other comprehensive income	2,138	—	2,138

Total stockholders’ equity	1,514,357	3,244	1,517,601

Total liabilities and stockholders’ equity	$2,506,318	$(6,372)	$2,499,946

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated

Revenues:
Service revenues	$763,680	$890	$785	$3,561	$—	$—	$768,916
Equipment revenues	150,983	—	—	37,872	—	—	188,855

Total revenues	914,663	890	785	41,433	—	—	957,771

Operating expenses:
Cost of service (exclusive of items shown separately below)	(200,430)	—	—	(3,118)	—	—	(203,548)
Cost of equipment	(192,205)	—	—	(38,315)	—	—	(230,520)
Selling and marketing	(100,042)	—	—	—	—	—	(100,042)
General and administrative	(159,249)	—	—	—	(492)	—	(159,741)
Depreciation and amortization	(195,462)	—	—	—	—	—	(195,462)
Impairment of assets	(12,043)	—	—	—	—	—	(12,043)

Total operating expenses	(859,431)	—	—	(41,433)	(492)	—	(901,356)
Gain on sale or disposal of assets	14,587	—	—	—	—	—	14,587

Operating income	69,819	890	785	—	(492)	—	71,002
Minority interests in consolidated subsidiaries	(31)	—	—	—	—	—	(31)
Interest income	9,957	—	—	—	—	—	9,957
Interest expense	(30,051)	—	—	—	—	—	(30,051)
Other income, net	1,423	—	—	—	—	—	1,423

Income before income taxes	51,117	890	785	—	(492)	—	52,300
Income tax expense	(21,151)	—	—	—	—	(464)	(21,615)

Net income	$29,966	$890	$785	$—	$(492)	$(464)	$30,685

Basic and diluted earnings per share:
Basic earnings per share	$0.50	$0.02	$0.01	$—	$(0.01)	$(0.01)	$0.51

Diluted earnings per share	$0.49	$0.02	$0.01	$—	$(0.01)	$(0.01)	$0.50

Shares used in per share calculations:
Basic	60,135	—	—	—	—	—	60,135

Diluted	61,003	—	—	—	—	—	61,003

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Previously
	Reported	Adjustments	As Restated

Operating activities:
Net income	$29,966	$719	$30,685
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	12,245	234	12,479
Depreciation and amortization	195,462	—	195,462
Amortization of debt issuance costs	565	—	565
Loss on extinguishment of debt	1,219	—	1,219
Deferred income tax expense	21,088	464	21,552
Impairment of indefinite-lived intangible assets	12,043	—	12,043
Gains on sales of wireless licenses and operating assets	(14,587)	—	(14,587)
Minority interest activity	31	—	31
Changes in assets and liabilities:
Inventories	(11,504)	—	(11,504)
Other assets	3,570	653	4,223
Accounts payable and accrued liabilities	57,101	413	57,514
Other liabilities	1,081	(2,483)	(1,402)

Net cash provided by operating activities	308,280	—	308,280

Investing activities:
Purchases of property and equipment	(208,808)	—	(208,808)
Prepayments for purchases of property and equipment	(9,828)	—	(9,828)
Purchases of and deposits for wireless licenses	(243,960)	—	(243,960)
Proceeds from sales of wireless licenses and operating assets	108,800	—	108,800
Purchases of investments	(307,021)	—	(307,021)
Sales and maturities of investments	329,043	—	329,043
Changes in restricted cash, cash equivalents and short-term investments, net	(338)	—	(338)

Net cash used in investing activities	(332,112)	—	(332,112)

Financing activities:
Proceeds from long-term debt	600,000	—	600,000
Repayment of long-term debt	(418,285)	—	(418,285)
Payment of debt issuance costs	(6,951)	—	(6,951)
Minority interest contributions	1,000	—	1,000

Net cash provided by financing activities	175,764	—	175,764

Net increase in cash and cash equivalents	151,932	—	151,932
Cash and cash equivalents at beginning of period	141,141	—	141,141

Cash and cash equivalents at end of period	$293,073	$—	$293,073

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company
	Five Months Ended December 31, 2004
		Revenue -	Other -
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated

Revenues:
Service revenues	$285,647	$2,291	$—	$1,417	$—	$—	$289,355
Equipment revenues	58,713	—	—	2,779	—	—	61,492

Total revenues	344,360	2,291	—	4,196	—	—	350,847

Operating expenses:
Cost of service (exclusive of items shown separately below)	(79,148)	—	—	(1,138)	—	—	(80,286)
Cost of equipment	(82,402)	—	—	(3,058)	—	—	(85,460)
Selling and marketing	(39,938)	—	—	—	—	—	(39,938)
General and administrative	(57,110)	—	—	—	—	—	(57,110)
Depreciation and amortization	(75,324)	—	—	—	—	—	(75,324)

Total operating expenses	(333,922)	—	—	(4,196)	—	—	(338,118)

Operating income	10,438	2,291	—	—	—	—	12,729
Interest income	1,812	—	—	—	—	—	1,812
Interest expense	(16,594)	—	—	—	—	—	(16,594)
Other expense, net	(117)	—	—	—	—	—	(117)

Loss before income taxes	(4,461)	2,291	—	—	—	—	(2,170)
Income tax expense	(3,930)	—	—	—	—	—	(3,930)

Net loss	$(8,391)	$2,291	$—	$—	$—	$—	$(6,100)

Basic and diluted loss per share:
Basic loss per share	$(0.14)	$0.04	$—	$—	$—	$—	$(0.10)

Diluted loss per share	$(0.14)	$0.04	$—	$—	$—	$—	$(0.10)

Shares used in per share calculations:
Basic	60,000	—	—	—	—	—	60,000

Diluted	60,000	—	—	—	—	—	60,000

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company
	Five Months Ended December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Operating activities:
Net loss	$(8,391)	$2,291	$(6,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,324	—	75,324
Deferred income tax expense	3,823	—	3,823
Changes in assets and liabilities:
Inventories	8,923	—	8,923
Other assets	(21,132)	(134)	(21,266)
Accounts payable and accrued liabilities	(4,421)	—	(4,421)
Other liabilities	15,626	(2,157)	13,469

Net cash provided by operating activities	69,752	—	69,752

Investing activities:
Purchases of property and equipment	(49,043)	—	(49,043)
Prepayments for purchases of property and equipment	5,102	—	5,102
Purchases of investments	(47,368)	—	(47,368)
Sales and maturities of investments	32,494	—	32,494
Changes in restricted cash, cash equivalents and short-term investments, net	12,537	—	12,537

Net cash used in investing activities	(46,278)	—	(46,278)

Financing activities:
Repayment of long-term debt	(36,727)	—	(36,727)

Net cash used in financing activities	(36,727)	—	(36,727)

Net decrease in cash and cash equivalents	(13,253)	—	(13,253)
Cash and cash equivalents at beginning of period	154,394	—	154,394

Cash and cash equivalents at end of period	$141,141	$—	$141,141

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor Company
	Seven Months Ended July 31, 2004
		Revenue-	Other-
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated

Revenues:
Service revenues	$398,451	$6,188	$—	$1,211	$—	$—	$405,850
Equipment revenues	83,196	—	—	3,710	—	—	86,906

Total revenues	481,647	6,188	—	4,921	—	—	492,756

Operating expenses:
Cost of service (exclusive of items shown separately below)	(113,988)	—	—	(640)	—	—	(114,628)
Cost of equipment	(97,160)	—	—	(4,281)	—	—	(101,441)
Selling and marketing	(51,997)	—	—	—	—	—	(51,997)
General and administrative	(81,514)	—	—	—	—	—	(81,514)
Depreciation and amortization	(178,120)	—	—	—	—	—	(178,120)

Total operating expenses	(522,779)	—	—	(4,921)	—	—	(527,700)
Gain on sale or disposal of assets	532	—	—	—	—	—	532

Operating loss	(40,600)	6,188	—	—	—	—	(34,412)
Interest expense	(4,195)	—	—	—	—	—	(4,195)
Other expense, net	(293)	—	—	—	—	—	(293)

Loss before reorganization items and income taxes	(45,088)	6,188	—	—	—	—	(38,900)
Reorganization items, net	962,444	—	—	—	—	—	962,444

Income before income taxes	917,356	6,188	—	—	—	—	923,544
Income tax expense	(4,166)	—	—	—	—	—	(4,166)

Net income	$913,190	$6,188	$—	$—	$—	$—	$919,378

Basic and diluted earnings per share:
Basic earnings per share	$15.58	$0.10	$—	$—	$—	$—	$15.68

Diluted earnings per share	$15.58	$0.10	$—	$—	$—	$—	$15.68

Shares used in per share calculations:
Basic	58,623	—	—	—	—	—	58,623

Diluted	58,623	—	—	—	—	—	58,623

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor Company
	Seven Months Ended July 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Operating activities:
Net income	$913,190	$6,188	$919,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,120	—	178,120
Deferred income tax expense	3,370	—	3,370
Gains on sales of wireless licenses and operating assets	(532)	—	(532)
Reorganization items, net	(962,444)	—	(962,444)
Other	(805)	—	(805)
Changes in assets and liabilities:
Inventories	(17,059)	—	(17,059)
Other assets	(5,343)	—	(5,343)
Accounts payable and accrued liabilities	4,761	—	4,761
Other liabilities	12,861	(6,188)	6,673

Net cash provided by operating activities before reorganization activities	126,119	—	126,119
Net cash used for reorganization activities	(5,496)	—	(5,496)

Net cash provided by operating activities	120,623	—	120,623

Investing activities:
Purchases of property and equipment	(34,456)	—	(34,456)
Prepayments for purchases of property and equipment	1,215	—	1,215
Proceeds from sales of wireless licenses and operating assets	2,000	—	2,000
Purchases of investments	(87,201)	—	(87,201)
Sales and maturities of investments	58,333	—	58,333
Changes in restricted cash, cash equivalents and short-term investments, net	9,810	—	9,810

Net cash used in investing activities	(50,299)	—	(50,299)

Net increase in cash and cash equivalents	70,324	—	70,324
Cash and cash equivalents at beginning of period	84,070	—	84,070

Cash and cash equivalents at end of period	$154,394	$—	$154,394

Note 3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of ANB 1, LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in ANB 1, LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” because these

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities are variable interest entities and the Company will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted SFAS 123(R) using the modified prospective approach under SFAS 123(R) and, as a result, has not retroactively adjusted results from prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding on the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes in prior periods.

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

The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent that the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. The Company considers all available evidence, both positive and negative, including the Company’s historical operating losses, to determine the need for a valuation allowance. The Company has recorded a full valuation allowance on its net deferred tax asset balances for all periods presented because of uncertainties related to utilization of the deferred tax assets. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets, because these deferred tax liabilities will not reverse until some indefinite future period. At such time as the Company determines that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of tax expense.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, restricted stock awards and warrants.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

As of December 31, 2006 and 2005, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year, and were classified as available-for-sale. Available-for-sale securities were comprised as follows at December 31, 2006 and 2005 (in thousands):

	As of December 31, 2006
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Asset-backed commercial paper	$42,498	$—	$(5)	$42,493
Commercial paper	8,238	—	—	8,238
Certificate of deposit	15,669	—	—	15,669

	$66,405	$—	$(5)	$66,400

	As of December 31, 2005
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Commercial paper	$49,884	$—	$(2)	$49,882
U.S. government or government agency securities	40,857	3	(11)	40,849
Certificate of deposit	250	—	—	250

	$90,991	$3	$(13)	$90,981

Note 5.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2006	2005
	(As Restated)	(As Restated)

Other current assets:
Accounts receivable, net(1)	$38,257	$18,832
Prepaid expenses	11,808	9,884
Other	2,916	2

	$52,981	$28,718

Property and equipment, net:
Network equipment	$1,128,127	$650,998
Computer equipment and other	100,496	42,774
Construction-in-progress	238,579	135,189

	1,467,202	828,961
Accumulated depreciation	(388,681)	(206,754)

	$1,078,521	$622,207

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005
	(As Restated)	(As Restated)

Other intangible assets, net:
Customer relationships	$124,715	$124,715
Trademarks	37,000	37,000

	161,715	161,715
Accumulated amortization customer relationships(2)	(75,500)	(44,417)
Accumulated amortization trademarks(2)	(6,387)	(3,744)

	$79,828	$113,554

Accounts payable and accrued liabilities:
Trade accounts payable	$218,020	$117,140
Accrued payroll and related benefits	29,450	13,185
Other accrued liabilities	69,623	38,106

	$317,093	$168,431

Other current liabilities:
Deferred service revenue(3)	$32,929	$15,844
Deferred equipment revenue(4)	16,589	7,423
Accrued sales, telecommunications, property and other taxes payable	15,865	12,895
Accrued interest	13,671	—
Other	5,621	7,781

	$84,675	$43,943

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	Amortization expense for other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $33.7 million, $34.5 million and $14.5 million, respectively. Estimated amortization expense for intangible assets for 2007 through 2011 is $33.7 million, $20.8 million, $2.7 million, $2.7 million and $2.7 million, respectively, and thereafter totals $17.2 million.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Cash Flow Information (in thousands):

				Predecessor
	Successor Company			Company
	Year	Year	Five Months	Seven Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Supplementary disclosure of cash flow information:
Cash paid for interest	$61,360	$55,653	$8,227	$—
Cash paid for income taxes	1,034	305	240	76
Cash provided by (paid for) reorganization activities:
Payments to Leap Creditor Trust	—	—	—	(990)
Payments for professional fees	—	—	—	(7,975)
Cure payments, net	—	—	—	1,984
Interest income	—	—	—	1,485
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$16,100	$—	$—	$—

Note 6.	Basic and Diluted Earnings (Loss) Per Share

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

				Predecessor
	Successor Company			Company
	Year	Year	Five Months	Seven Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004

Basic weighted-average shares outstanding	61,645	60,135	60,000	58,623
Effect of dilutive common share equivalents:
Non-qualified stock options	—	130	—	—
Restricted stock awards	—	472	—	—
Warrants	—	266	—	—

Diluted weighted-average shares outstanding	61,645	61,003	60,000	58,623

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

Cricket Communications

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

As more fully described in Note 2 the Company has restated certain of its historical consolidated financial statements. On November 20, 2007, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement in which the lenders waived defaults and potential defaults under the Credit Agreement arising from the Company’s potential breach of representations regarding the presentation of its prior consolidated financial statements and the associated delay in filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan and revolving credit facility now bear interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, with the interest rate for the revolving credit facility subject to adjustment based on the Company’s consolidated senior secured leverage ratio.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the foregoing restrictions, the Second Amendment requires the Company to furnish its unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. The Company is also required to furnish its amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If the Company were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2006, the Company also expects to file the necessary amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, the Company will be in compliance with the covenants under the Second Amendment described above.

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

LCW Operations

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004
	(As Restated)	(As Restated)

Current provision:
Federal	$422	$—	$—	$—
State	21	63	107	13

	443	63	107	13

Deferred provision:
Federal	7,389	17,958	3,186	3,725
State	1,445	3,594	637	428

	8,834	21,552	3,823	4,153

	$9,277	$21,615	$3,930	$4,166

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

				Predecessor
	Successor Company			Company
			Five Months	Seven Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 31,
	2006	2005	2004	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Amounts computed at statutory federal rate	$(5,335)	$18,305	$(324)	$322,806
Non-deductible expenses	421	929	2,096	175
State income tax, net of federal benefit	(425)	2,335	321	287
Net tax expense related to wireless licenses and tax-deductible goodwill	—	—	3,224	—
Net tax expense related to joint venture	1,751	—	—	—
Gain on reorganization and adoption of fresh-start reporting	—	—	—	(337,422)
Other	—	46	—	—
Change in valuation allowance	12,865	—	(1,387)	18,320

	$9,277	$21,615	$3,930	$4,166

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2006	2005
	(As Restated)	(As Restated)

Deferred tax assets:
Net operating loss carryforwards	$171,104	$175,237
Wireless licenses	41,854	59,639
Capital loss carryforwards	29,592	14,141
Reserves and allowances	12,446	10,027
Share-based compensation	9,006	2,202
Deferred rent and deferred loan costs	6,419	—
Property and equipment	—	3,501
Other	3,834	3,750

Gross deferred tax assets	274,255	268,497
Deferred tax liabilities:
Intangible assets	(31,168)	(45,171)
Property and equipment	(7,689)	—
Deferred revenues	(2,311)	(4,667)
Deferred tax on unrealized gains	(1,243)	(1,382)
Other	(390)	—

Net deferred tax assets	231,454	217,277
Valuation allowance	(231,454)	(217,277)
Other deferred tax liabilities:
Wireless licenses	(139,278)	(136,364)
Goodwill	(6,169)	(3,616)
Investment in joint venture	(3,367)	—

Net deferred tax liabilities	$(148,814)	$(139,980)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2006	2005
		(As Restated)
	(As Restated)

Current deferred tax liabilities (included in other current liabilities)	$(479)	$(2,638)
Long-term deferred tax liabilities	(148,335)	(137,342)

	$(148,814)	$(139,980)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company estimated it had federal net operating loss carryforwards of approximately $399.1 million which begin to expire in 2022, and state net operating loss carryforwards of approximately $737.2 million which begin to expire in 2007. In addition, the Company had federal capital loss carryforwards of approximately $75.4 million which begin to expire in 2010. The Company’s ability to utilize Predecessor Company net operating loss carryforwards is subject to an annual limitation due to the occurrence of ownership changes as defined under Internal Revenue Code Section 382.

Pursuant to SOP 90-7, the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill when first recognized in the financial statements. These tax benefits will not reduce income tax expense for financial reporting purposes, although such assets when recognized as a deduction for tax return purposes may reduce U.S. federal and certain state taxable income, if any, and therefore reduce income taxes payable. During the year ended December 31, 2005 and the five months ended December 31, 2004, $26.2 million and $4.7 million, respectively, of fresh-start related net deferred tax assets were utilized and, therefore, the Company recorded a corresponding reduction of goodwill. As of December 31, 2006, the balance of fresh-start related net deferred tax assets was $218.5 million, which was subject to a full valuation allowance.

Note 9.	Stockholders’ Equity

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

Note 10.	Share-Based Compensation

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are similar to the methods used prior to fiscal 2006 for purposes of the Company’s pro forma disclosure information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The Company’s expected volatility decreased from the prior period due to the fact that a higher ratio of the Company’s historical volatility was used, which has a lower volatility than that of the similar companies used, and a change in the similar companies used in the calculation as a result of changes in the business over the last two years. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

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

As share-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2006, total unrecognized compensation cost related to unvested stock options was $39.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Upon option exercise, the Company issues new shares of stock.

Restricted Stock

Under SFAS 123(R), the fair value of the Company’s restricted stock awards is based on the grant date fair value of the common stock. All restricted stock awards were granted with a purchase price of $0.0001 per share. The weighted-average grant date fair value of the restricted common stock was $51.86 and $28.52 per share during the years ended December 31, 2006 and 2005, respectively.

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

Deferred Stock Units

Under SFAS 123(R), the fair value of the Company’s deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the year ended December 31, 2006. During the year ended December 31, 2005, 246,484 deferred stock units with a purchase price of $0.0001 per share were granted at a weighted-average grant date fair value of $27.87 per share. These awards were recorded as an expense on the grant date as they were immediately vested.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2006 and 2005 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
		(As Restated)
	(As Restated)

Cost of service	$1,245	$1,204
Selling and marketing expenses	1,970	1,021
General and administrative expenses	16,510	10,254

Share-based compensation expense before tax	19,725	12,479
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$19,725	$12,479

Net share-based compensation expense per share:
Basic	$0.32	$0.21

Diluted	$0.32	$0.20

Effect of SFAS 123(R) Adoption

Forfeitures were accounted for as they occurred in the Company’s pro forma disclosures under SFAS 123. The Company recorded a gain of $0.6 million for the year ended December 31, 2006 as the cumulative effect of a change in accounting principle related to the change in accounting for forfeitures under SFAS 123(R). In addition, upon adoption of SFAS 123(R), the Company recorded decreases in additional paid-in capital and unearned share-based compensation of $20.9 million. The adoption of SFAS 123(R) did not affect the share-based compensation expense associated with the Company’s restricted stock awards as they were already recorded at fair value on the grant date and recognized as an expense over the requisite service period. As a result, the incremental share-based compensation expense recognized upon adoption of SFAS 123(R) related only to stock options and the ESP Plan. Share-based compensation expense related to stock options and the ESP Plan totaled $11.1 million for the year ended December 31, 2006.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation (in thousands, except per share data):

			Predecessor
	Successor Company		Company
		Five Months	Seven Months
	Year Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2005	2004	2004
	(As Restated)	(As Restated)	(As Restated)

As reported net income (loss)	$30,685	$(6,100)	$919,378
Add: Share-based compensation expense (benefit) included in net income (loss)	12,479	—	(837)
Deduct: Net pro forma compensation (expense) benefit	(20,085)	—	6,209

Pro forma net income (loss)	$23,079	$(6,100)	$924,750

Basic net income (loss) per share:
As reported	$0.51	$(0.10)	$15.68

Pro forma	$0.38	$(0.10)	$15.77

Diluted net income (loss) per share:
As reported	$0.50	$(0.10)	$15.68

Pro forma	$0.38	$(0.10)	$15.77

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

Note 11.	Employee Savings and Retirement Plan

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

Note 12.	Significant Acquisitions and Dispositions

In December 2006, Cricket completed the purchase of 99 wireless licenses in Auction #66 for an aggregate purchase price of $710.2 million. In September 2006, Denali License was named the winning bidder for one wireless license in Auction #66 for a net purchase price of $274.1 million. Completion of the Denali License purchase is subject to FCC approval.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the Company completed the sale of its wireless licenses and operating assets in its Toledo and Sandusky, Ohio markets to Cleveland Unlimited, Inc. (“CUI”) in exchange for $28.0 million in cash and CUI’s equity interest in LCW Wireless. The Company also contributed to LCW Wireless $21.0 million in cash (subject to post-closing adjustments) and two wireless licenses and related operating assets, resulting in Cricket owning a 72% non-controlling membership interest in LCW Wireless. The Company received additional membership interests in LCW Wireless upon replacing certain network equipment, resulting in it owning a 73.3% non-controlling membership interest in LCW Wireless. The Company recognized a net gain of $21.6 million during the year ended December 31, 2006 associated with these transactions.

In November 2006, the Company completed the purchase of 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million.

Note 13.	Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the years ended December 31, 2006, 2005 and 2004, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

Note 14.	Commitments and Contingencies

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases typically include renewal options and escalation clauses. In general, site leases have five-year initial terms with four five-year renewal options. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals that are reasonably assured, in effect at December 31, 2006 (in thousands):

Year Ended December 31:

2007	$88,275
2008	86,569
2009	85,348
2010	85,003
2011	80,545
Thereafter	371,809

Total	$797,549

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures (Restated)

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of the date of filing this amended Annual Report on Form 10-K/A, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this amended Annual Report on Form 10-K/A, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2006. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

In light of the material weakness referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements, for the years ended December 31, 2006 and December 31, 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004 are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

(b)	Management’s Report on Internal Control over Financial Reporting (Restated)

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

Under the supervision and with the participation of our management, including Mr. Hutcheson, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management had previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements included in Item 8 of this report, management determined that the material weakness discussed below existed as of December 31, 2006. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

In connection with management’s assessment of internal control over financial reporting, management identified the following material weakness as of December 31, 2006:

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

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness control deficiencies we have identified and strengthen our control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

(d)	Changes in Internal Control over Financial Reporting

As described below, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Based on the remediation actions described above, management has concluded that the material weaknesses that had existed from December 31, 2004 through September 30, 2006 described in this paragraph (d) have been remediated as of December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2006:

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2	.2(2)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2	.3(3)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3	.1(4)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3	.2(4)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4	.1(5)	Form of Common Stock Certificate.
4	.2(4)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4	.2.1(6)	Amendment No. 1 to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4	.3(7)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4	.3.1(7)	Form of 9.375% Senior Note of Cricket Communications, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.3.1 hereto).
4	.4(7)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
4	.5(8)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Goldman Sachs Financial Markets, L.P.

Exhibit
Number		Description

4	.6(8)	Confirmation of Forward Sale Transaction, dated August 15, 2006, by and between Leap Wireless International, Inc. and Citibank, N.A.
10	.1(9)†	Amended and Restated System Equipment Purchase Agreement, entered into as of June 30, 2000, by and between Cricket Communications, Inc. and Lucent Technologies Inc. (including exhibits thereto).
10	.1.1(10)	Amendment No. 1 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10	.1.2(10)†	Amendment No. 2 to the Amended and Restated System Equipment Purchase Agreement by and between Lucent Technologies Inc. and Cricket Communications, Inc., entered into as of March 22, 2002.
10	.1.3(11)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10	.1.4(11)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective March 22, 2002.
10	.1.5(12)	Amendment No. 5 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., executed as of September 23, 2003.
10	.1.6(13)†	Amendment No. 6 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of February 4, 2004.
10	.1.7(14)†	Amendment No. 7 to the Amended and Restated System Equipment Purchase Agreement by and between Cricket Communications, Inc. and Lucent Technologies Inc., effective as of January 1, 2005.
10	.1.8(15)†	Amendment No. 8 to Amended and Restated System Equipment Purchase Agreement, effective as of October 1, 2005, between Cricket Communications, Inc. and Lucent Technologies Inc.
10	.1.9(16)†	Amendment No. 9 to Amended and Restated System Equipment Purchase Agreement, effective as of January 11, 2006, between Cricket Communications, Inc. and Lucent Technologies Inc.
10	.2(17)†	Amended and Restated System Equipment Purchase Agreement, effective as of December 23, 2002, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10	.2.1(17)	Amendment No. 1 to Amended and Restated System Equipment Purchase Agreement, effective as of February 7, 2003, by and between Cricket Communications, Inc. and Nortel Networks Inc. (including exhibits thereto).
10	.2.2(14)†	Amendment No. 2 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2004, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10	.2.3(15)†	Amendment No. 3 to Amended and Restated System Equipment Purchase Agreement, effective as of October 11, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10	.2.4(16)†	Amendment No. 4 to Amended and Restated System Equipment Purchase Agreement, effective as of December 22, 2005, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10	.2.5(18)†	Amendment No. 5 to Amended and Restated System Equipment Purchase Agreement, effective as of May 22, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.

Exhibit
Number		Description

10	.2.6(19)†	Amendment No. 6 to Amended and Restated System Equipment Purchase Agreement, effective as of August 31, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10	.2.7(19)†	Amendment No. 7 to Amended and Restated System Equipment Purchase Agreement, effective as of October 18, 2006, by and between Cricket Communications, Inc. and Nortel Networks Inc.
10	.3(20)	Amended and Restated Credit Agreement, dated June 16, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10	.3.1(20)	Amended and Restated Security Agreement, dated June 16, 2006, made by Cricket Communications, Inc., Leap Wireless International, Inc., and the Subsidiary Guarantors to Bank of America, N.A., as collateral agent.
10	.3.2(19)	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006.
10	.3.3(20)	Amended and Restated Parent Guaranty, dated June 16, 2006, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement (the “Secured Parties”).
10	.3.4(20)	Amended and Restated Subsidiary Guaranty, dated June 16, 2006, made by the Subsidiary Guarantors in favor of the Secured Parties.
10	.4(21)	Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.4.1(21)	Amendment, dated January 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.4.2(6)	Amendment No. 2, dated June 24, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.4.3(15)	Amendment No. 3, dated August 26, 2005, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.4.4(22)	Amendment No. 4, dated January 9, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.4.5(23)	Amendment No. 5, dated April 24, 2006, to the Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband 1, LLC.
10	.5(24)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.5.1(19)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10	.6(25)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.
10	.7(21)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10	.7.1(26)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.

Exhibit
Number		Description

10	.7.2(16)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10	.8(15)#	Form of Executive Vice President and Senior Vice President Severance Benefits Agreement.
10	.8.1(27)#	Severance Benefits Agreement, effective as of January 16, 2006, between Leap Wireless International, Inc., Cricket Communications, Inc. and Dean M. Luvisa.
10	.9(21)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10	.10(28)#	Employment Offer Letter, dated March 24, 2005, between Cricket Communications, Inc., and Grant Burton.
10	.10.1(16)#	Retention Agreement, dated December 5, 2005, between Cricket Communications, Inc., and Grant Burton.
10	.11(29)#	Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10	.11.1(26)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10	.11.2(26)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.11.3(16)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.11.4(16)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10	.11.5(16)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, Between Leap Wireless International, Inc. and Albin F. Moschner.
10	.11.6(33)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10	.11.7(26)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10	.11.8(26)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.11.9(16)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10	.11.10(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and David B. Davis.
10	.11.11(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Robert J. Irving, Jr.
10	.11.12(30)#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, dated as of July 8 2005, between Leap Wireless International, Inc. and Leonard C. Stephens.
10	.11.13(16)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10	.11.14(16)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10	.11.15(33)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10	.11.16(29)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.
10	.11.17(21)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.

Exhibit
Number	Description

10.11.18(31)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.12(32)#	2006 Cricket Non-Sales Bonus Plan.
21(33)	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, for the year ended 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), as filed with the SEC on June 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 15, 2006, filed with the SEC on October 30, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on November 14, 2000, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, as filed with the SEC on May 14, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed with the SEC on November 13, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed with the SEC on November 21, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 17, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated December 31, 2004, filed with the SEC on March 28, 2005, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 27, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on April 16, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 22, 2006, as filed with the SEC on August 1, 2006, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, as filed with the SEC on November 9, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 16, 2006, as filed with the SEC on June 19, 2006, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on May 16, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 9, 2006, filed with the SEC on January 12, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 24, 2006, as filed with the SEC on April 27, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as filed with the SEC on August 8, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), as filed with the SEC on August 21, 1998 and incorporated herein by reference.

(26)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(27)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated as of January 16, 2006, filed with the SEC on January 19, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as filed with the SEC on June 15, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(30)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 8, 2005, filed with the SEC on July 14, 2005, and incorporated herein by reference.

(31)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, as filed with the SEC on June 6, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 25, 2006, as filed with the SEC on August 2, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Leap’s Annual Report on Form 10-K, dated March 1, 2007, as filed with the SEC on March 1, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2007
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President and
Acting Chief Financial Officer