Form 10-Q/A
period 2007-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2007-12-26
CIK 1065049

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

EXPLANATORY NOTE

Leap Wireless International, Inc. (the “Company”) has restated its historical consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company) and its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31 and June 30, 2007. This Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 includes restated unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2007, restated audited consolidated financial statements as of the year ended December 31, 2006 and restated unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Form 10-Q”).

These previously issued financial statements of the Company have been restated to correct errors relating to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, and (iii) the classification of certain components of service revenues, equipment revenues and operating expenses. See Note 2 to the Company’s unaudited condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report for additional information.

The Company has amended and restated in its entirety each item of the Original Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Items 1, 2 and 4 of Part I and Item 1A of Part II. The Company has supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the Original Form 10-Q is amended hereby.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and those unaffected items or exhibits are not included herein. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosure affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Form 8-K filed on November 8, 2007, the Company’s unaudited quarterly condensed consolidated financial statements previously included in the Original Form 10-Q should not be relied upon.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A
(Amendment No. 1)
For the Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)
Assets
Cash and cash equivalents	$300,321	$372,812
Short-term investments	25,432	66,400
Restricted cash, cash equivalents and short-term investments	12,479	13,581
Inventories	75,985	90,185
Other current assets	55,222	52,981

Total current assets	469,439	595,959
Property and equipment, net	1,109,638	1,078,521
Wireless licenses	1,564,381	1,563,958
Assets held for sale	—	8,070
Goodwill	425,782	425,782
Other intangible assets, net	71,397	79,828
Deposits for wireless licenses	274,084	274,084
Other assets	39,054	58,745

Total assets	$3,953,775	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$175,306	$317,093
Current maturities of long-term debt	9,000	9,000
Other current liabilities	112,294	84,675

Total current liabilities	296,600	410,768
Long-term debt	1,674,250	1,676,500
Deferred tax liabilities	150,697	148,335
Other long-term liabilities	49,038	47,608

Total liabilities	2,170,585	2,283,211

Minority interests	23,734	29,943

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,051,029 and 67,892,512 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	1,782,880	1,769,772
Retained earnings (accumulated deficit)	(23,996)	228
Accumulated other comprehensive income	565	1,786

Total stockholders’ equity	1,759,456	1,771,793

Total liabilities and stockholders’ equity	$3,953,775	$4,084,947

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)

Revenues:
Service revenues	$321,691	$218,085
Equipment revenues	71,734	63,765

Total revenues	393,425	281,850

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,440)	(56,210)
Cost of equipment	(122,665)	(71,977)
Selling and marketing	(48,769)	(29,102)
General and administrative	(65,234)	(49,090)
Depreciation and amortization	(68,800)	(54,036)

Total operating expenses	(395,908)	(260,415)
Net gain on sale of wireless licenses and disposal of operating assets	940	—

Operating income (loss)	(1,543)	21,435
Minority interests in consolidated subsidiaries	1,579	(75)
Interest income	5,285	4,194
Interest expense	(26,496)	(7,431)
Other income (expense), net	(637)	535

Income (loss) before income taxes and cumulative effect of change in accounting principle	(21,812)	18,658
Income tax expense	(2,412)	—

Income (loss) before cumulative effect of change in accounting principle	(24,224)	18,658
Cumulative effect of change in accounting principle	—	623

Net income (loss)	$(24,224)	$19,281

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.30
Cumulative effect of change in accounting principle	—	0.01

Basic earnings (loss) per share	$(0.36)	$0.31

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.30
Cumulative effect of change in accounting principle	—	0.01

Diluted earnings (loss) per share	$(0.36)	$0.31

Shares used in per share calculations:
Basic	66,870	61,203

Diluted	66,870	61,961

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)

Operating activities:
Net cash provided by operating activities	$5,122	$37,909

Investing activities:
Purchases of property and equipment	(133,295)	(60,894)
Change in prepayments for purchases of property and equipment	7,409	4,573
Purchases of and deposits for wireless licenses	(423)	(91)
Proceeds from sale of wireless licenses	9,500	—
Purchases of investments	(42,727)	(46,865)
Sales and maturities of investments	84,293	72,657
Purchase of minority interest	(4,706)	—
Changes in restricted cash, cash equivalents and short-term investments, net	1,102	(50)

Net cash used in investing activities	(78,847)	(30,670)

Financing activities:
Repayment of long-term debt	(2,250)	(1,527)
Payment of debt issuance costs	(881)	(91)
Minority interest contributions	—	668
Proceeds from issuance of common stock, net	4,365	233

Net cash provided by (used in) financing activities	1,234	(717)

Net increase (decrease) in cash and cash equivalents	(72,491)	6,522
Cash and cash equivalents at beginning of period	372,812	293,073

Cash and cash equivalents at end of period	$300,321	$299,595

Supplementary cash flow information:
Cash paid for interest	$18,373	$11,098
Cash paid for income taxes	$332	$168

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

The Company has restated its historical condensed consolidated financial statements as of and for the quarterly period ended March 31, 2007, its historical consolidated financial statements as of the year ended December 31, 2006 and its historical condensed consolidated financial statements as of and for the quarterly period ended March 31, 2006 included in this report.

The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s accounting for revenues and operating expenses. The general nature and scope of the related errors and adjustments are summarized as follows:

•	Errors in the Timing of Recognition of Service Revenues (“Revenue — Timing Adjustments”) — The Company identified several timing errors in the recognition of service revenues that generally resulted from errors in the processes that the Company used to ensure that revenues were not recognized until service had been provided to customers and cash had been received from them. The nature of these timing errors generally was that revenue that was recognized in a particular month should have been recognized in either the preceding or the following month. These errors resulted in an overstatement of service revenues of $2.8 million in the quarter ended March 31, 2007 and an understatement of service revenues of $1.3 million in the quarter ended March 31, 2006.

•	Other Errors in the Recognition of Service Revenues (“Other — Revenue Adjustments”) — The Company incorrectly recognized revenue for a group of customers who voluntarily disconnected their service. For these customers, approximately one month of deferred revenue that was recorded when the customers’ monthly bills were generated was mistakenly recognized as revenue after their service was disconnected, due to the fact that one of the key reports used to validate that revenue is not recognized for customers who have not yet paid erroneously excluded this subset of disconnected customer balances. These customers comprised a small percentage of the Company’s disconnected customers, and the error arose in connection with the Company’s re-implementation of the pay-in-advance billing method for new and reactivating customers in May 2006. This error resulted in an overstatement of service revenues of $2.0 million in the quarter ended March 31, 2007. In addition, certain other errors were made in the recognition of revenue and revenue-related accounts, resulting in an overstatement of service revenues of $1.8 million and $0.1 million in the quarters ended March 31, 2007 and 2006, respectively.

•	Errors in the Classification of Certain Components of Service Revenues, Equipment Revenues and Operating Expenses (“Reclassification Adjustments”) — The Company identified errors relating to the classification of certain components of service revenues, equipment revenues and operating expenses. The Company incorrectly classified certain customer service fees as equipment revenue rather than service revenue. The Company incorrectly classified certain costs related to handset insurance purchased by some pay-in-arrears customers as a reduction of service revenues rather than as a cost of service. The Company incorrectly classified certain revenues received by the Company in connection with handsets sold to Company customers under insurance or other handset replacement programs as a reduction in handset costs rather than as equipment revenues. These classification errors resulted from deficiencies in certain account analyses that resulted in the Company incorrectly analyzing certain types of transactions for their classification impacts. The errors resulted in a net understatement of total revenues and understatement of operating expenses of $10.5 million and $14.1 million in the quarters ended March 31, 2007 and 2006, respectively. These errors had no impact on operating income or net income.

•	Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net overstatement of operating expenses of $0.5 million and $0.4 million in the quarters ended March 31, 2007 and 2006, respectively.

The Company is also restating its income tax provisions for the historical periods described above to reflect the tax impact of the adjustments to pre-tax income. In particular, the Company’s tax provision for the quarter ended March 31, 2007 was originally computed using an annual effective tax rate. As a result of the adjustments made to the Company’s historical financial statements, the Company’s revised income forecast at March 31, 2007 was lowered to a level close to break-even. Under the revised forecast, a small change in the pre-tax book income projection would produce a significant variance in the effective tax rate and, therefore, it would be difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28” (“FIN 18”), the Company’s restated income tax provision for the quarter ended March 31, 2007 has been calculated by applying the actual effective tax rate to the year-to-date income.

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated financial statements and quarterly condensed consolidated financial statements as of and for the quarterly period ended March 31, 2007, as of the year ended December 31, 2006, and for the quarterly period ended March 31, 2006 (in thousands, except share and per share data):

	March 31, 2007
	Previously
	Reported	Adjustments	As Restated
		(Unaudited)

Assets
Cash and cash equivalents	$303,784	$(3,463)	$300,321
Short-term investments	25,432	—	25,432
Restricted cash, cash equivalents and short-term investments	12,479	—	12,479
Inventories	75,985	—	75,985
Other current assets	55,038	184	55,222

Total current assets	472,718	(3,279)	469,439
Property and equipment, net	1,107,314	2,324	1,109,638
Wireless licenses	1,564,381	—	1,564,381
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	71,397	—	71,397
Deposits for wireless licenses	274,084	—	274,084
Other assets	39,054	—	39,054

Total assets	$3,960,844	$(7,069)	$3,953,775

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$173,606	$1,700	$175,306
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	96,897	15,397	112,294

Total current liabilities	279,503	17,097	296,600
Long-term debt	1,674,250	—	1,674,250
Deferred tax liabilities	141,439	9,258	150,697
Other long-term liabilities	49,038	—	49,038

Total liabilities	2,144,230	26,355	2,170,585

Minority interests	23,849	(115)	23,734

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,782,880	—	1,782,880
Retained earnings (accumulated deficit)	9,313	(33,309)	(23,996)
Accumulated other comprehensive income	565	—	565

Total stockholders’ equity	1,792,765	(33,309)	1,759,456

Total liabilities and stockholders’ equity	$3,960,844	$(7,069)	$3,953,775

	Three Months Ended March 31, 2007
		Revenue —	Other —			Income
	Previously	Timing	Revenue	Reclassification	Other	Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$326,809	$(2,805)	$(3,765)	$1,452	$—	$—	$321,691
Equipment revenues	62,613	123	—	8,998	—	—	71,734

Total revenues	389,422	(2,682)	(3,765)	10,450	—	—	393,425

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,949)	—	—	(313)	822	—	(90,440)
Cost of equipment	(112,482)	—	—	(10,137)	(46)	—	(122,665)
Selling and marketing	(48,560)	—	—	—	(209)	—	(48,769)
General and administrative	(65,199)	—	—	—	(35)	—	(65,234)
Depreciation and amortization	(68,800)	—	—	—	—	—	(68,800)

Total operating expenses	(385,990)	—	—	(10,450)	532	—	(395,908)
Net gain on sale of wireless licenses and disposal of operating assets	940	—	—	—	—	—	940

Operating income (loss)	4,372	(2,682)	(3,765)	—	532	—	(1,543)
Minority interests in consolidated subsidiaries	1,520	—	—	—	59	—	1,579
Interest income	5,285	—	—	—	—	—	5,285
Interest expense	(26,496)	—	—	—	—	—	(26,496)
Other expense, net	(637)	—	—	—	—	—	(637)

Loss before income taxes	(15,956)	(2,682)	(3,765)	—	591	—	(21,812)
Income tax benefit (expense)	7,833	—	—	—	—	(10,245)	(2,412)

Net loss	$(8,123)	$(2,682)	$(3,765)	$—	$591	$(10,245)	$(24,224)

Basic and diluted loss per share:
Basic loss per share	$(0.12)	$(0.04)	$(0.06)	$—	$0.01	$(0.15)	$(0.36)

Diluted loss per share	$(0.12)	$(0.04)	$(0.06)	$—	$0.01	$(0.15)	$(0.36)

Shares used in per share calculations:
Basic	66,870	—	—	—	—	—	66,870

Diluted	66,870	—	—	—	—	—	66,870

	March 31, 2007
	Previously
	Reported	Adjustments	As Restated
		(Unaudited)

Operating activities:
Net cash provided by operating activities	$4,900	$222	$5,122

Investing activities:
Purchases of property and equipment	(131,737)	(1,558)	(133,295)
Change in prepayments for purchases of property and equipment	7,409	—	7,409
Purchases of and deposits for wireless licenses	(423)	—	(423)
Proceeds from sale of wireless licenses	9,500	—	9,500
Purchases of investments	(42,727)	—	(42,727)
Sales and maturities of investments	84,293	—	84,293
Purchase of minority interest	(4,706)	—	(4,706)
Changes in restricted cash, cash equivalents and short-term investments, net	1,102	—	1,102

Net cash used in investing activities	(77,289)	(1,558)	(78,847)

Financing activities:
Repayment of long-term debt	(2,250)	—	(2,250)
Payment of debt issuance costs	(881)	—	(881)
Proceeds from issuance of common stock, net	4,365	—	4,365

Net cash provided by financing activities	1,234	—	1,234

Net decrease in cash and cash equivalents	(71,155)	(1,336)	(72,491)
Cash and cash equivalents at beginning of period	374,939	(2,127)	372,812

Cash and cash equivalents at end of period	$303,784	$(3,463)	$300,321

Supplementary cash flow information:
Cash paid for interest	$18,373	$—	$18,373
Cash paid for income taxes	$332	$—	$332

	December 31, 2006
	Previously
	Reported	Adjustments	As Restated

Assets
Cash and cash equivalents	$374,939	$(2,127)	$372,812
Short-term investments	66,400	—	66,400
Restricted cash, cash equivalents and short-term investments	13,581	—	13,581
Inventories	90,185	—	90,185
Other current assets	53,527	(546)	52,981

Total current assets	598,632	(2,673)	595,959
Property and equipment, net	1,077,755	766	1,078,521
Wireless licenses	1,563,958	—	1,563,958
Assets held for sale	8,070	—	8,070
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	79,828	—	79,828
Deposits for wireless licenses	274,084	—	274,084
Other assets	58,745	—	58,745

Total assets	$4,092,968	$(8,021)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$316,494	$599	$317,093
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	74,637	10,038	84,675

Total current liabilities	400,131	10,637	410,768
Long-term debt	1,676,500	—	1,676,500
Deferred tax liabilities	149,728	(1,393)	148,335
Other long-term liabilities	47,608	—	47,608

Total liabilities	2,273,967	9,244	2,283,211

Minority interests	30,000	(57)	29,943

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,769,772	—	1,769,772
Retained earnings	17,436	(17,208)	228
Accumulated other comprehensive income	1,786	—	1,786

Total stockholders’ equity	1,789,001	(17,208)	1,771,793

Total liabilities and stockholders’ equity	$4,092,968	$(8,021)	$4,084,947

	Three Months Ended March 31, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$215,840	$1,255	$(143)	$1,133	$—	$—	$218,085
Equipment revenues	50,848	—	—	12,917	—	—	63,765

Total revenues	266,688	1,255	(143)	14,050	—	—	281,850

Operating expenses:
Cost of service (exclusive of items shown separately below)	(55,204)	—	—	(959)	(47)	—	(56,210)
Cost of equipment	(58,886)	—	—	(13,091)	—	—	(71,977)
Selling and marketing	(29,102)	—	—	—	—	—	(29,102)
General and administrative	(49,582)	—	—	—	492	—	(49,090)
Depreciation and amortization	(54,036)	—	—	—	—	—	(54,036)

Total operating expenses	(246,810)	—	—	(14,050)	445	—	(260,415)

Operating income	19,878	1,255	(143)	—	445	—	21,435
Minority interests in consolidated subsidiaries	(75)	—	—	—	—	—	(75)
Interest income	4,194	—	—	—	—	—	4,194
Interest expense	(7,431)	—	—	—	—	—	(7,431)
Other income, net	535	—	—	—	—	—	535

Income before income taxes and cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Income tax expense	—	—	—	—	—	—	—

Income before cumulative effect of change in accounting principle	17,101	1,255	(143)	—	445	—	18,658
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net income	$17,724	$1,255	$(143)	$—	$445	$—	$19,281

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.01	$—	$—	$0.01	$—	$0.30
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted earnings per share	$0.29	$0.01	$—	$—	$0.01	$—	$0.31

Shares used in per share calculations:
Basic	61,203	—	—	—	—	—	61,203

Diluted	61,961	—	—	—	—	—	61,961

	March 31, 2006
	Previously
	Reported	Adjustments	As Restated
		(Unaudited)

Operating activities:
Net cash provided by operating activities	$38,290	$(381)	$37,909

Investing activities:
Purchases of property and equipment	(60,894)	—	(60,894)
Change in prepayments for purchases of property and equipment	4,573	—	4,573
Purchases of and deposits for wireless licenses	(91)	—	(91)
Purchases of investments	(46,865)	—	(46,865)
Sales and maturities of investments	72,657	—	72,657
Changes in restricted cash, cash equivalents and short-term investments, net	(50)	—	(50)

Net cash used in investing activities	(30,670)	—	(30,670)

Financing activities:
Repayment of long-term debt	(1,527)	—	(1,527)
Payment of debt issuance costs	(91)	—	(91)
Minority interest contributions	668	—	668
Proceeds from issuance of common stock, net	233	—	233

Net cash used in financing activities	(717)	—	(717)

Net increase in cash and cash equivalents	6,903	(381)	6,522
Cash and cash equivalents at beginning of period	293,073	—	293,073

Cash and cash equivalents at end of period	$299,976	$(381)	$299,595

Supplementary cash flow information:
Cash paid for interest	$11,098	$—	$11,098
Cash paid for income taxes	$168	$—	$168

Note 3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2006. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting of normal recurring adjustments and other than normal recurring adjustments associated with the restatement adjustments described in Note 2. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The condensed consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with FIN 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006
	(As Restated)	(As Restated)

Cost of service	$679	$258
Selling and marketing expenses	1,001	327
General and administrative expenses	7,063	3,907

Share-based compensation expense before tax	8,743	4,492
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$8,743	$4,492

Net share-based compensation expense per share:
Basic	$0.13	$0.07

Diluted	$0.13	$0.07

Income Taxes

The Company’s provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of its annual effective tax rate for each full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss) and the projection for 2007 is close to break even. The Company’s projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, the Company has computed its provision for income taxes for the three months ended March 31, 2007 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the quarter ended March 31, 2007, the Company has weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a substantial portion of our deferred tax assets will be realized. At March 31, 2007, the Company has cumulative pre-tax income since its emergence from bankruptcy in August 2004. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction in goodwill rather than as a reduction of income tax expense.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and during the three months ended March 31, 2007, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and for the three months ended March 31, 2007. All of the Company’s tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months
	Ended March 31,
	2007	2006
	(As Restated)	(As Restated)

Net income (loss)	$(24,224)	$19,281
Other comprehensive income (loss):
Net unrealized holding losses on investments	(27)	(17)
Unrealized gains (losses) on interest rate swaps	(1,194)	2,149

Comprehensive income (loss)	$(25,445)	$21,413

Components of accumulated other comprehensive income consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Net unrealized holding losses on investments, net of tax	$(1,416)	$(1,389)
Unrealized gains on interest rate swaps	1,981	3,175

Accumulated other comprehensive income	$565	$1,786

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

Note 4.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2007	2006
	(As Restated)	(As Restated)

Other current assets:
Accounts receivable, net(1)	$29,497	$38,257
Prepaid expenses	22,622	11,808
Other	3,103	2,916

	$55,222	$52,981

Property and equipment, net:
Network equipment	$1,189,575	$1,128,127
Computer equipment and other	109,601	100,496
Construction- in-progress	258,067	238,579

	1,557,243	1,467,202
Accumulated depreciation	(447,605)	(388,681)

	$1,109,638	$1,078,521

Accounts payable and accrued liabilities:
Trade accounts payable	$87,693	$218,020
Accrued payroll and related benefits	24,557	29,450
Other accrued liabilities	63,056	69,623

	$175,306	$317,093

Other current liabilities:
Deferred service revenue(2)	$42,431	$32,929
Deferred equipment revenue(3)	17,826	16,589
Accrued sales, telecommunications, property and other taxes payable	15,093	15,865
Accrued interest	31,060	13,671
Other	5,884	5,621

	$112,294	$84,675

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(3)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Note 5.	Basic and Diluted Earnings (Loss) Per Share

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

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Basic weighted-average shares outstanding	66,870	61,203
Effect of dilutive securities:
Stock options	—	31
Restricted stock awards	—	381
Warrants	—	346

Diluted weighted-average shares outstanding	66,870	61,961

The number of shares not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive totaled 4.8 million and 1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 6.	Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 was comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006

Term loans under senior secured credit facilities	$933,250	$935,500
Senior notes	750,000	750,000

	1,683,250	1,685,500
Current maturities of long-term debt	(9,000)	(9,000)

	$1,674,250	$1,676,500

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

As more fully described in Note 2, the Company has restated certain of its historical consolidated financial statements. On November 20, 2007, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement in which the lenders waived defaults and potential defaults under the Credit Agreement arising from the Company’s potential breach of representations regarding the presentation of its prior consolidated financial statements and the associated delay in filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan and revolving credit facility now bear interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, with the interest rate for the revolving credit facility subject to adjustment based on the Company’s consolidated senior secured leverage ratio.

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

In addition to the foregoing restrictions, the Second Amendment required the Company to furnish its unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. The Company is also required to furnish its amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If the Company were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, the Company also expects to file the necessary amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2006 and to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, the Company will be in compliance with the covenants under the Second Amendment described above.

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

Senior Notes

In October 2006, Cricket issued $750 million of unsecured senior notes due in 2014. The notes bear interest at the rate of 9.375% per year, payable semi-annually in cash in arrears beginning in May 2007. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness (Note 9). On March 23, 2007, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) offering to exchange the notes for identical notes that have been registered with the SEC. On April 19, 2007, the Company commenced the exchange offer for the notes. The exchange offer expires on May 16, 2007, unless extended by the Company.

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

Note 8.	Commitments and Contingencies

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

Note 9.	Guarantor Financial Information

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

Condensed Consolidating Balance Sheet as of March 31, 2007 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$134	$255,378	$23,814	$20,995	$—	$300,321
Short-term investments	—	25,432	—	—	—	25,432
Restricted cash, cash equivalents and short-term investments	7,578	4,260	641	—	—	12,479
Inventories	—	73,571	1,858	556	—	75,985
Other current assets	42	43,212	11,288	680	—	55,222

Total current assets	7,754	401,853	37,601	22,231	—	469,439
Property and equipment, net	96	918,609	144,803	46,130	—	1,109,638
Investments in and advances to affiliates and consolidated subsidiaries	1,763,131	2,022,574	152,392	—	(3,938,097)	—
Wireless licenses	—	183	1,527,829	36,369	—	1,564,381
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	71,044	—	353	—	71,397
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	1,090	34,093	2,305	2,614	(1,048)	39,054

Total assets	$1,772,071	$3,874,138	$1,864,930	$381,781	$(3,939,145)	$3,953,775

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,243	$156,707	$7,650	$4,705	$1	$175,306
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	6,372	152,393	31,753	4,699	(195,217)	—
Other current liabilities	—	104,908	6,805	1,630	(1,049)	112,294

Total current liabilities	12,615	423,008	46,208	11,034	(196,265)	296,600
Long-term debt	—	1,634,250	301,288	281,569	(542,857)	1,674,250
Deferred tax liabilities	—	10,404	140,293	—	—	150,697
Other long-term liabilities	—	43,051	4,839	1,148	—	49,038

Total liabilities	12,615	2,110,713	492,628	293,751	(739,122)	2,170,585
Minority interests	—	294	—	—	23,440	23,734
Stockholders’ equity	1,759,456	1,763,131	1,372,302	88,030	(3,223,463)	1,759,456

Total liabilities and stockholders’ equity	$1,772,071	$3,874,138	$1,864,930	$381,781	$(3,939,145)	$3,953,775

Condensed Consolidating Balance Sheet as of December 31, 2006 (as restated, in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$316,398	$12,842	$43,366	$—	$372,812
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,258	495	735	—	13,581
Inventories	—	87,303	2,080	802	—	90,185
Other current assets	105	50,307	2,097	472	—	52,981

Total current assets	8,404	524,666	17,514	45,375	—	595,959
Property and equipment, net	117	892,859	147,521	38,024	—	1,078,521
Investments in and advances to affiliates and consolidated subsidiaries	1,779,514	2,013,023	144,966	—	(3,937,503)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	815	45,616	11,259	1,827	(772)	58,745

Total assets	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,792	$274,764	$25,306	$10,231	$—	$317,093
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	10,265	144,965	11,844	9,893	(176,967)	—
Other current liabilities	—	80,265	4,579	604	(773)	84,675

Total current liabilities	17,057	508,994	41,729	20,728	(177,740)	410,768
Long-term debt	—	1,636,500	277,955	271,443	(509,398)	1,676,500
Deferred tax liabilities	—	9,057	139,278	—	—	148,335
Other long-term liabilities	—	42,467	4,155	986	—	47,608

Total liabilities	17,057	2,197,018	463,117	293,157	(687,138)	2,283,211
Minority interests	—	4,821	—	—	25,122	29,943
Stockholders’ equity	1,771,793	1,779,516	1,393,787	102,956	(3,276,259)	1,771,793

Total liabilities and stockholders’ equity	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$287,945	$28,186	$5,560	$—	$321,691
Equipment revenues	—	79,447	4,512	1,496	(13,721)	71,734
Other revenues	—	13	13,028	—	(13,041)	—

Total revenues	—	367,405	45,726	7,056	(26,762)	393,425

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(88,049)	(12,346)	(3,073)	13,028	(90,440)
Cost of equipment	—	(120,627)	(10,897)	(4,862)	13,721	(122,665)
Selling and marketing	(8)	(39,762)	(6,597)	(2,402)	—	(48,769)
General and administrative	(321)	(55,029)	(8,714)	(1,183)	13	(65,234)
Depreciation and amortization	—	(60,887)	(6,006)	(1,907)	—	(68,800)

Total operating expenses	(329)	(364,354)	(44,560)	(13,427)	26,762	(395,908)
Net gain (loss) on sale of wireless licenses and disposal of operating assets	—	(311)	1,251	—	—	940

Operating income (loss)	(329)	2,740	2,417	(6,371)	—	(1,543)
Minority interests in consolidated subsidiaries	—	(180)	—	—	1,759	1,579
Equity in net loss of consolidated subsidiaries	(23,905)	(24,797)	—	—	48,702	—
Interest income	10	21,179	176	376	(16,456)	5,285
Interest expense	—	(25,410)	(8,331)	(9,211)	16,456	(26,496)
Other expense, net	—	(625)	(12)	—	—	(637)

Loss before income taxes	(24,224)	(27,093)	(5,750)	(15,206)	50,461	(21,812)
Income tax (expense) benefit	—	3,188	(5,600)	—	—	(2,412)

Net loss	$(24,224)	$(23,905)	$(11,350)	$(15,206)	$50,461	$(24,224)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2006 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$216,541	$1,544	$—	$—	$218,085
Equipment revenues	—	63,220	1,349	—	(804)	63,765
Other revenues	—	52	9,557	—	(9,609)	—

Total revenues	—	279,813	12,450	—	(10,413)	281,850

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(63,677)	(2,090)	—	9,557	(56,210)
Cost of equipment	—	(69,630)	(3,151)	—	804	(71,977)
Selling and marketing	—	(26,159)	(2,943)	—	—	(29,102)
General and administrative	(1,010)	(43,165)	(4,967)	—	52	(49,090)
Depreciation and amortization	(30)	(53,350)	(656)	—	—	(54,036)

Total operating expenses	(1,040)	(255,981)	(13,807)	—	10,413	(260,415)

Operating income (loss)	(1,040)	23,832	(1,357)	—	—	21,435
Minority interests in consolidated subsidiaries	—	(75)	—	—	—	(75)
Equity in net income (loss) of consolidated subsidiaries	20,313	(6,154)	—	—	(14,159)	—
Interest income	8	5,250	38	—	(1,102)	4,194
Interest expense	—	(7,431)	(1,102)	—	1,102	(7,431)
Other income (expense), net	—	537	(2)	—	—	535

Income (loss) before income taxes and cumulative effect of change in accounting principle	19,281	15,959	(2,423)	—	(14,159)	18,658
Income tax (expense) benefit	—	3,731	(3,731)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	19,281	19,690	(6,154)	—	(14,159)	18,658
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$19,281	$20,313	$(6,154)	$—	$(14,159)	$19,281

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,322)	$33,316	$(9,840)	$(17,032)	$—	$5,122

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(115,436)	(3,288)	(7,162)	—	(125,886)
Purchases of and deposits for wireless licenses	—	—	(254)	(169)	—	(423)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(42,727)	—	—	—	(42,727)
Sales and maturities of investments	—	84,293	—	—	—	84,293
Investments in and advances to affiliates and consolidated subsidiaries	(4,365)	(4,706)	—	—	4,365	(4,706)
Other	1,250	(2)	(146)	—	—	1,102

Net cash provided by (used in) investing activities	(3,115)	(78,578)	5,812	(7,331)	4,365	(78,847)

Financing activities:
Issuance of related party debt	—	(17,000)	—	—	17,000	—
Proceeds from related party debt	—	—	15,000	2,000	(17,000)	—
Repayment of long-term debt	—	(2,250)	—	—	—	(2,250)
Payment of debt issuance costs	—	(873)	—	(8)	—	(881)
Capital contributions, net	—	4,365	—	—	(4,365)	—
Proceeds from issuance of common stock, net	4,365	—	—	—	—	4,365

Net cash provided by (used in) financing activities	4,365	(15,758)	15,000	1,992	(4,365)	1,234

Net increase (decrease) in cash and cash equivalents	(72)	(61,020)	10,972	(22,371)	—	(72,491)
Cash and cash equivalents at beginning of period	206	316,398	12,842	43,366	—	372,812

Cash and cash equivalents at end of period	$134	$255,378	$23,814	$20,995	$—	$300,321

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$270	$34,373	$3,266	$—	$—	$37,909

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(28,328)	(27,993)	—	—	(56,321)
Purchases of and deposits for wireless licenses	—	—	(91)	—	—	(91)
Purchases of investments	—	(46,865)	—	—	—	(46,865)
Sales and maturities of investments	—	72,657	—	—	—	72,657
Investments in and advances to affiliates and consolidated subsidiaries	(233)	(2,002)	—	—	2,235	—
Other	(299)	(1)	250	—	—	(50)

Net cash used in investing activities	(532)	(4,539)	(27,834)		2,235	(30,670)

Financing activities:
Issuance of related party debt	—	(34,750)	—	—	34,750	—
Proceeds from related party debt	—	—	34,750	—	(34,750)	—
Repayment of long-term debt	—	(1,527)	—	—	—	(1,527)
Payment of debt issuance costs	—	(91)	—	—	—	(91)
Capital contributions, net	—	233	2,670	—	(2,235)	668
Proceeds from issuance of common stock, net	233	—	—	—	—	233

Net cash provided by (used in) financing activities	233	(36,135)	37,420	—	(2,235)	(717)

Net increase (decrease) in cash and cash equivalents	(29)	(6,301)	12,852	—	—	6,522
Cash and cash equivalents at beginning of period	46	291,456	1,571	—	—	293,073

Cash and cash equivalents at end of period	$17	$285,155	$14,423	$—	$—	$299,595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007, as amended by Amendment No. 1 thereto.

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

Overview

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2006 and condensed consolidated financial statements for the quarterly periods ended March 31, 2007 and 2006. See Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report for additional information.

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

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions, growth in customers and the impacts of such activities on our revenues and operating expenses. Beginning in 2006 and through the quarter ended March 31, 2007, we and our joint ventures continued expanding existing market footprints and expanded into 14 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005 to approximately 48 million covered POPs as of December 31, 2006, to approximately 48 million covered POPs as of March 31, 2007. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.55 million customers as of March 31, 2007. In addition, our total revenues have increased from $957.8 million for fiscal 2005 to $1.17 billion for fiscal 2006, and from $281.9 million for the three months ended March 31, 2006 to $393.4 million for the three months ended March 31, 2007. In 2006 and 2007, we also introduced several higher-priced, higher-value service plans which have helped increase average service revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to new market launches, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005 to $1.17 billion for fiscal 2006, and from $260.4 million for the three months ended March 31, 2006 to $395.9 million for the three months ended March 31, 2007. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006 and 2007. As a result, our interest expense has increased from $30.1 million for fiscal 2005 to $61.3 million for fiscal 2006, and from $7.4 million for the three months ended March 31, 2006 to $26.5 million for the three months ended March 31, 2007.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006, and our net income of $19.3 million for the three months ended March 31, 2006 decreased to a net loss of $24.2 million for the three months ended March 31, 2007.

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

Results of Operations

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(As Restated)		(As Restated)

Revenues:
Service revenues	$321,691		$218,085		$103,606	47.5%
Equipment revenues	71,734		63,765		7,969	12.5%

Total revenues	393,425		281,850		111,575	39.6%

Operating expenses:
Cost of service (exclusive of items shown separately below)	90,440	28.1%	56,210	25.8%	34,230	60.9%
Cost of equipment	122,665	38.1%	71,977	33.0%	50,688	70.4%
Selling and marketing	48,769	15.2%	29,102	13.3%	19,667	67.6%
General and administrative	65,234	20.3%	49,090	22.5%	16,144	32.9%
Depreciation and amortization	68,800	21.4%	54,036	24.8%	14,764	27.3%

Total operating expenses	395,908	123.1%	260,415	119.4%	135,493	52.0%
Net gain on sale of wireless licenses and disposal of operating assets	940	0.3%	—	—	940	100.0%

Operating income	$(1,543)	(0.5)%	$21,435	9.8%	$(22,978)	(107.2)%

The following table summarizes customer activity:

			Change
	2007	2006	Amount	Percent

For the Three Months Ended March 31:
Gross customer additions	565,055	278,370	286,685	103.0%
Net customer additions	318,346	110,409	207,937	188.3%
Weighted-average number of customers	2,393,161	1,718,349	674,812	39.3%
As of March 31:
Total customers	2,548,172	1,778,704	769,468	43.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service revenues increased $103.6 million, or 47.5%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. This increase resulted from the 39.3% increase in average total customers and a 5.9% increase in average monthly revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment revenues increased $8.0 million, or 12.5%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. An increase of 93.8% in handset sales volume was largely offset by lower net revenue per handset sold as a result of the elimination of activation fees for new customers purchasing equipment and an increase in channel compensation costs associated with our expansion of exclusive indirect distribution partners.

Cost of service increased $34.2 million, or 60.9%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 28.1% from

25.8% in the prior year period. Network infrastructure costs increased by 2.0% of service revenues due primarily to lease costs and network transport costs associated with our new markets, partially offset by a 0.7% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale. Variable product costs increased by 1.0% of service revenues due to increased customer usage of our value-added services.

Cost of equipment increased $50.7 million, or 70.4%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to the 93.8% increase in handset sales volume.

Selling and marketing expenses increased $19.7 million, or 67.6%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 15.2% from 13.3% in the prior year period. This increase was primarily due to an increase in media and advertising costs of 1.6% of service revenues that was attributable to our new market launches.

General and administrative expenses increased $16.1 million, or 32.9%, for the three months ended March 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.3% from 22.5% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

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

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands):

	Three Months Ended March 31,
	2007	2006
	(As Restated)	(As Restated)	Change

Minority interests in consolidated subsidiaries	$1,579	$(75)	$1,654
Interest income	5,285	4,194	1,091
Interest expense	(26,496)	(7,431)	(19,065)
Other income (expense), net	(637)	535	(1,172)
Income tax expense	(2,412)	—	(2,412)

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

Our provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of the annual effective tax rate for the full fiscal year. The annual effective tax rate computation includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss) and our current projection for 2007 is close to break even. Our projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have computed our provision for income taxes for the three months ended March 31, 2007 by applying the actual effective tax rate to the year-to-date income.

During the three months ended March 31, 2007, we recorded income tax expense of $2.4 million compared to no income tax expense for the three months ended March 31, 2006.

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

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a substantial portion of our deferred tax assets will be realized. At March 31, 2007, we have cumulative pre-tax income since our emergence from bankruptcy in August 2004. Accordingly, we will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. At such time that we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the release of up to $218.5 million of valuation allowance established in fresh-start reporting will be recorded as a reduction of goodwill rather than as a reduction of income tax expense.

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

The following table shows metric information for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(As Restated)	(As Restated)

ARPU	$44.81	$42.31
CPGA	$166	$128
CCU	$21.27	$19.86
Churn	3.4%	3.3%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended
	March 31,
	2007	2006
	(As Restated)	(As Restated)

Selling and marketing expense	$48,769	$29,102
Less share-based compensation expense included in selling and marketing expense	(1,001)	(327)
Plus cost of equipment	122,665	71,977
Less equipment revenue	(71,734)	(63,765)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,762)	(1,247)

Total costs used in the calculation of CPGA	$93,937	$35,740
Gross customer additions	565,055	278,370

CPGA	$166	$128

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	March 31,
	2007	2006
	(As Restated)	(As Restated)

Cost of service	$90,440	$56,210
Plus general and administrative expense	65,234	49,090
Less share-based compensation expense included in cost of service and general and administrative expense	(7,742)	(4,165)
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,762	1,247

Total costs used in the calculation of CCU	$152,694	$102,382
Weighted-average number of customers	2,393,161	1,718,349

CCU	$21.27	$19.86

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn at March 31, 2007. We had a total of $325.8 million in unrestricted cash, cash equivalents and short-term investments at March 31, 2007. We generated $5.1 million of net cash from operating activities during the three months ended March 31, 2007, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We may also generate liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing operations. We believe that these sources of liquidity are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business through the build-out of new markets and other activities. If we required additional financing in the capital markets that we could not obtain on terms we found acceptable, we would likely be required to reduce or forgo our investments in business expansion opportunities.

Looking forward, we may raise significant additional capital over time, as market conditions permit, to enable us to take advantage of business expansion opportunities. In the near term, we are considering raising additional debt financing for general corporate purposes and the build-out of new markets.

Our total outstanding indebtedness under our senior secured credit agreement was $893.3 million as of March 31, 2007. In addition, we had $200 million available for borrowing under our undrawn revolving credit facility. Outstanding term loan borrowings under the senior secured credit agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). In addition to our senior secured credit agreement, we also had $750 million in unsecured senior notes due 2014 outstanding as of March 31, 2007. Our $750 million in unsecured senior notes have no principal amortization and mature in October 2014. Our $750 million of unsecured senior notes bear interest at 9.375% per annum.

Our senior secured credit agreement and the indenture governing our $750 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring additional indebtedness to pay down outstanding borrowings under our senior secured credit agreement. The senior secured credit agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. Although the restatements of our historical consolidated financial statements described elsewhere in this report resulted in defaults under our senior secured credit agreement that were subsequently waived by the required lenders, the restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of March 31, 2007.

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

Cash Flows

Net cash provided by operating activities was $5.1 million during the three months ended March 31, 2007 compared to $37.9 million during the three months ended March 31, 2006. This decrease was primarily attributable to the decrease in our income before income taxes of $40.5 million.

Net cash used in investing activities was $78.8 million during the three months ended March 31, 2007, which included the effects of the following transactions:

•	During the three months ended March 31, 2007, we and LCW Operations purchased $133.3 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the three months ended March 31, 2007, we made investment purchases of $42.7 million from proceeds received from the issuances of our unsecured senior notes due 2014, offset by sales or maturities of investments of $84.3 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket, for $4.7 million.

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

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

As more fully described in Note 2 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we have restated certain of our historical consolidated financial statements. On November 20, 2007, we entered into a second amendment (the “Second Amendment”) to the Credit Agreement in which the lenders waived defaults and potential defaults under the Credit Agreement arising from our potential breach of representations regarding the presentation of our prior consolidated financial statements and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. In addition, the Second Amendment amended the interest rates payable under the Credit Agreement. The term loan and revolving credit facility now bear interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by Cricket, with the interest rate for the revolving credit facility subject to adjustment based on our consolidated senior secured leverage ratio.

In addition to the covenants noted in Note 6 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, the Second Amendment required us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, we also expect to file the necessary amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2006 and to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the three months ended March 31, 2007, we and LCW Operations made approximately $133.3 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out of our new markets, (iii) costs incurred by LCW Operations in connection with the expansion and improvement of its wireless network, and (iv) expenditures for 1xEV-DO technology.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of the date of filing this amended Quarterly Report on Form 10-Q/A, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this amended Quarterly Report on Form 10-Q/A, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2007. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007.

Management had previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. In connection with the restatement discussed under the heading “Restatement of Previously Reported Consolidated Financial Statements” in Note 2 to the consolidated financial statements, management determined that the material weakness discussed below existed as of December 31, 2006. Accordingly, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

In light of the material weakness referred to above, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements included in this amended Quarterly Report on Form 10-Q/A are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007 as amended by Amendment No. 1 thereto, other than changes to:

•	the Risk Factor below entitled “We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service,” which has been updated to reflect additional risks related to the competitive landscape for our services;

•	the Risk Factor entitled “We Have Restated Our Prior Consolidated Financial Statements, Which May Lead to Additional Risks and Uncertainties, Including Shareholder Litigation,” which has been added to describe certain risks related to the restatement of our financial statements;

•	the Risk Factor entitled “Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective,” which was been updated to reflect the identification of a material weakness in connection with our restatement of our financial statements;

•	the Risk Factor entitled “Covenants in Our Existing Indenture and Credit Agreement and Other Credit Agreements or Indentures that We May Enter Into in The Future May Limit Our Ability To Operate Our Business,” which has been updated to reflect risks related to the waiver we received from our lenders;

•	the Risk Factor below entitled “We Expect to Incur Substantial Costs in Connection With the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business,” which has been updated to reflect additional risks related to our plans to build out additional markets;

•	the Risk Factor below entitled “Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated With Our Leverage,” which has been updated to reflect additional risks related to our plans to raise additional indebtedness, including our near term plans to raise additional debt financing for general corporate purposes and the build-out of new markets;

•	the Risk Factor entitled “We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights,” which has been updated to reflect additional risks related to potential infringement claims that could be made against our suppliers; and

•	the Risk Factor below entitled “We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis,” which has been updated to reflect the decision by the FCC to approve the award to Denali License of the license that it won in Auction #66.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $24.2 million for the quarter ended March 31, 2007, $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $598.0 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.7 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

In general, the telecommunications industry is very competitive. Some competitors have announced rate plans substantially similar to Cricket’s service plans (and have also introduced products that consumers perceive to be similar to Cricket’s service plans) in markets in which we offer wireless service. In addition, Sprint Nextel recently began offering on a trial basis a flat rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service, and this new service offering may present additional strong competition in markets in which our offerings overlap. Sprint Nextel could expand its Boost Unlimited service offering into other markets in which we provide service or in which we plan to expand and other carriers may provide similar service plans in these markets. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results. Our competitors may attract more customers because of their stronger market presence and geographic reach. Potential customers may perceive the Cricket service to be less appealing than other wireless plans, which offer more features and options. In addition, existing carriers and potential non-traditional carriers are exploring or have announced the launch of service using new technologies and/or alternative delivery plans.

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

We Have Restated Our Prior Consolidated Financial Statements, Which May Lead to Additional Risks and Uncertainties, Including Shareholder Litigation.

We have restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, and (iii) the classification of certain components of service revenues, equipment revenues and operating expenses.

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analyses of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

Our restatement of our historical consolidated financial results as described in Note 2 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 resulted in defaults and potential defaults under our senior secured credit agreement, or Credit Agreement. On November 20, 2007, the required lenders under the Credit Agreement granted a waiver of the defaults and potential defaults. In connection with the waiver granted by the lenders under the Credit Agreement on November 20, 2007, we entered into a second amendment to our Credit Agreement as described in Note 6 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report. The second amendment required us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The second amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million.

If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, we also expect to file the necessary amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2006 and to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

If we default under our indenture or our Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our indenture or our Credit Agreement, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition. Although we were able to obtain limited waivers with respect to the events described above, we cannot assure you we will be able to obtain a waiver in the future should a default occur.

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

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.3.2(1)	Third Supplemental Indenture, dated as of April 30, 2007, among Cricket Communications, Inc., Wells Fargo Bank, N.A., as trustee, Leap Wireless International, Inc. and the other guarantors under the Indenture.
10.3.5(2)	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 15, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.3.6(2)	Consent dated March 15, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto
10.4.6(3)	Letter Agreement, dated as of March 5, 2007, regarding termination of Credit Agreement, dated as of December 22, 2004, among Cricket Communications, Inc., Alaska Native Broadband 1 License, LLC, and Alaska Native Broadband I, LLC.
10.5.2(3)	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of April 16, 2007, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.11.19(3)	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.13(3)	2007 Cricket Non-Sales Bonus Plan.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 30, 2007, filed with the SEC on May 4, 2007, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated March 15, 2007, filed with the SEC on March 21, 2007, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q, dated May 10, 2007, filed with the SEC on May 10, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: December 26, 2007

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President and
Acting Chief Financial Officer