Form 10-Q/A
period 2007-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2007-12-26
CIK 1065049

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

EXPLANATORY NOTE

Leap Wireless International, Inc. (the “Company”) has restated its historical consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to July 31, 2004 (Predecessor Company) and its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31 and June 30, 2007. This Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 includes restated unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2007, restated audited consolidated financial statements for the year ended December 31, 2006 and restated unaudited condensed consolidated financial statements for the quarter ended June 30, 2006 previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Original Form 10-Q”).

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

The Company has amended and restated in its entirety each item of the Original Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007 (the “Original Filing Date”) that required a change to reflect this restatement and to include certain additional information. These items include Items 1, 2 and 4 of Part I and Item 1A of Part II. The Company has supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the Original Form 10-Q is amended hereby.

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

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A
(Amendment No. 1)
For the Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated)
	(As Restated)	(See Note 2)
	(See Note 2)

Assets
Cash and cash equivalents	$326,332	$372,812
Short-term investments	357,444	66,400
Restricted cash, cash equivalents and short-term investments	12,747	13,581
Inventories	90,343	90,185
Other current assets	47,608	52,981

Total current assets	834,474	595,959
Property and equipment, net	1,146,402	1,078,521
Wireless licenses	1,857,312	1,563,958
Assets held for sale	—	8,070
Goodwill	425,782	425,782
Other intangible assets, net	62,965	79,828
Deposits for wireless licenses	758	274,084
Other assets	49,556	58,745

Total assets	$4,377,249	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$212,633	$317,093
Current maturities of long-term debt	9,000	9,000
Other current liabilities	99,027	84,675

Total current liabilities	320,660	410,768
Long-term debt	2,042,249	1,676,500
Deferred tax liabilities	152,030	148,335
Other long-term liabilities	50,041	47,608

Total liabilities	2,564,980	2,283,211

Minority interests	33,948	29,943

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,217,849 and 67,892,512 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	1,791,961	1,769,772
Retained earnings (accumulated deficit)	(14,358)	228
Accumulated other comprehensive income	711	1,786

Total stockholders’ equity	1,778,321	1,771,793

Total liabilities and stockholders’ equity	$4,377,249	$4,084,947

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)	(See Note 2)	(See Note 2)

Revenues:
Service revenues	$347,253	$227,160	$668,944	$445,245
Equipment revenues	50,661	50,299	122,395	114,064

Total revenues	397,914	277,459	791,339	559,309

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,559)	(61,255)	(180,999)	(117,465)
Cost of equipment	(90,818)	(65,396)	(213,483)	(137,373)
Selling and marketing	(47,011)	(35,942)	(95,780)	(65,044)
General and administrative	(66,407)	(46,576)	(131,641)	(95,666)
Depreciation and amortization	(72,415)	(53,337)	(141,215)	(107,373)
Impairment of indefinite-lived intangible assets	—	(3,211)	—	(3,211)

Total operating expenses	(367,210)	(265,717)	(763,118)	(526,132)
Net gain on sale of wireless licenses and disposal of operating assets	—	—	940	—

Operating income	30,704	11,742	29,161	33,177
Minority interests in consolidated subsidiaries	673	(134)	2,252	(209)
Interest income	7,134	5,533	12,419	9,727
Interest expense	(27,090)	(8,423)	(53,586)	(15,854)
Other expense, net	—	(5,918)	(637)	(5,383)

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,421	2,800	(10,391)	21,458
Income tax expense	(1,783)	—	(4,195)	—

Income (loss) before cumulative effect of change in accounting principle	9,638	2,800	(14,586)	21,458
Cumulative effect of change in accounting principle	—	—	—	623

Net income (loss)	$9,638	$2,800	$(14,586)	$22,081

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$0.05	$(0.22)	$0.36
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic earnings (loss) per share	$0.14	$0.05	$(0.22)	$0.37

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$0.05	$(0.22)	$0.35
Cumulative effect of change in accounting principle	—	—	—	0.01

Diluted earnings (loss) per share	$0.14	$0.05	$(0.22)	$0.36

Shares used in per share calculations:
Basic	67,124	60,282	66,998	60,282

Diluted	68,800	61,757	66,998	61,651

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
	(As Restated)	(As Restated)
	(See Note 2)	(See Note 2)

Operating activities:
Net cash provided by operating activities	$108,795	$101,019

Investing activities:
Purchases of property and equipment	(239,413)	(187,004)
Change in prepayments for purchases of property and equipment	11,187	5,683
Purchases of and deposits for wireless licenses	(2,361)	(532)
Proceeds from sale of wireless licenses	9,500	—
Purchases of investments	(380,743)	(88,535)
Sales and maturities of investments	91,360	123,657
Purchase of minority interest	(4,706)	—
Purchase of membership units	(13,182)	—
Changes in restricted cash, cash equivalents and short-term investments, net	834	(101)

Net cash used in investing activities	(527,524)	(146,832)

Financing activities:
Proceeds from long-term debt	370,480	900,000
Repayment of long-term debt	(4,500)	(594,444)
Payment of debt issuance costs	(1,319)	(3,268)
Payment of fees related to forward equity sale	—	(219)
Minority interest contributions	—	2,222
Proceeds from issuance of common stock, net	7,588	725

Net cash provided by financing activities	372,249	305,016

Net increase (decrease) in cash and cash equivalents	(46,480)	259,203
Cash and cash equivalents at beginning of period	372,812	293,073

Cash and cash equivalents at end of period	$326,332	$552,276

Supplementary cash flow information:
Cash paid for interest	$72,295	$23,641
Cash paid for income taxes	$341	$218

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

The Company has restated its historical condensed consolidated financial statements as of and for the quarterly period ended June 30, 2007, its historical consolidated financial statements as of the year ended December 31, 2006 and its historical condensed consolidated financial statements as of and for the quarterly period ended June 30, 2006 included in this report.

The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by the Company’s Audit Committee upon management’s recommendation following the identification of errors related to the Company’s accounting for revenues and operating expenses. The general nature and scope of the related errors and adjustments are summarized as follows:

•	Errors in the Timing of Recognition of Service Revenues (“Revenue — Timing Adjustments”) — The Company identified several timing errors in the recognition of service revenues that generally resulted from errors in the processes that the Company used to ensure that revenues were not recognized until service had been provided to customers and cash had been received from them. The nature of these timing errors generally was that revenue that was recognized in a particular month should have been recognized in either the preceding or the following month. These errors resulted in an overstatement of service revenues of $2.2 million and $5.0 million in the three and six months ended June 30, 2007, respectively, and an overstatement of service revenues of $5.3 million and $4.1 million in the three and six months ended June 30, 2006, respectively.

•	Other Errors in the Recognition of Service Revenues (“Other — Revenue Adjustments”) — The Company incorrectly recognized revenue for a group of customers who voluntarily disconnected their service. For these customers, approximately one month of deferred revenue that was recorded when the customers’ monthly bills were generated was mistakenly recognized as revenue after their service was disconnected, due to the fact that one of the key reports used to validate that revenue is not recognized for customers who have not yet paid erroneously excluded this subset of disconnected customer balances. These customers comprised a small percentage of the Company’s disconnected customers, and the error arose in connection with the Company’s re-implementation of the pay-in-advance billing method for new and reactivating customers in May 2006. This error resulted in an overstatement of service revenues of $2.6 million and $4.6 million in the three and six months ended June 30, 2007, respectively, and an overstatement of service revenues of $0.1 million in the three and six months ended June 30, 2006. In addition, certain other errors were made in the recognition of revenue and revenue-related accounts, resulting in an understatement of service revenues of $0.3 million and an overstatement of service revenues of $1.5 million in the three and six months ended June 30, 2007, respectively, and an understatement of service revenues of $0.6 million and $0.4 million in the three and six months ended June 30, 2006, respectively.

•	Errors in the Classification of Certain Components of Service Revenues, Equipment Revenues and Operating Expenses (“Reclassification Adjustments”) — The Company identified errors relating to the classification of certain components of service revenues, equipment revenues and operating expenses. The Company incorrectly classified certain customer service fees as equipment revenue rather than service revenue. The Company incorrectly classified certain costs related to handset insurance purchased by some pay-in-arrears customers as a reduction of service revenues rather than as a cost of service. The Company incorrectly classified certain revenues received by the Company in connection with handsets sold to Company customers under insurance or other handset replacement programs as a reduction in handset costs rather than as equipment revenues. These classification errors resulted from deficiencies in certain account analyses that resulted in the Company incorrectly analyzing certain types of transactions for their classification impacts. The errors resulted in a net understatement of total revenues and understatement of operating expenses of $9.9 million and $20.4 million in the three and six months ended June 30, 2007, respectively, and a net understatement of total revenues and understatement of operating expenses of $14.3 million and $28.3 million in the three and six months ended June 30, 2006, respectively. These errors had no impact on operating income or net income.

•	Other Non-Material Items (“Other Adjustments”) — The Company identified other errors that were not material, individually or in the aggregate, to its financial statements taken as a whole. However, because the Company is restating its financial statements for the effects of the items noted above, the Company revised its previously reported financial statements to correct all identified errors, including those that were not material. These items resulted in a net understatement of operating expenses of $1.0 million and $0.4 million in the three and six months ended June 30, 2007, respectively, and a net understatement of operating expenses of $0.02 million and $0.4 million in the three and six months ended June 30, 2006, respectively.

•	Income Tax Adjustments — The State of Texas made certain technical corrections to the Texas Margins Tax (TMT) credit in June 2007 which confirmed that the Company was eligible for a $2.5 million TMT credit against future tax liabilities. The Company believes that it is more likely than not that the TMT credit will be realized and therefore a valuation allowance should not have been established for this item during the second quarter of 2007. Accordingly, the Company has recorded an adjustment to release that valuation allowance in the second quarter of 2007, which resulted in the realization of a $2.5 million income tax benefit and a $2.5 million increase in net income for such period.

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

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated financial statements and quarterly condensed consolidated financial statements as of and for the quarterly period ended June 30, 2007, as of the year ended December 31, 2006, and for the quarterly period ended June 30, 2006 (in thousands, except share and per share data):

	June 30, 2007
	Previously
	Reported	Adjustments	As Restated
		(Unaudited)

Assets
Cash and cash equivalents	$327,328	$(996)	$326,332
Short-term investments	357,444	—	357,444
Restricted cash, cash equivalents and short-term investments	12,747	—	12,747
Inventories	90,343	—	90,343
Other current assets	46,613	995	47,608

Total current assets	834,475	(1)	834,474
Property and equipment, net	1,144,131	2,271	1,146,402
Wireless licenses	1,857,312	—	1,857,312
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	62,965	—	62,965
Deposits for wireless licenses	758	—	758
Other assets	49,556	—	49,556

Total assets	$4,381,093	$(3,844)	$4,377,249

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$209,584	$3,049	$212,633
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	75,212	23,815	99,027

Total current liabilities	293,796	26,864	320,660
Long-term debt	2,042,249	—	2,042,249
Deferred tax liabilities	155,684	(3,654)	152,030
Other long-term liabilities	50,041	—	50,041

Total liabilities	2,541,770	23,210	2,564,980

Minority interests	34,084	(136)	33,948

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,791,961	—	1,791,961
Retained earnings (accumulated deficit)	12,560	(26,918)	(14,358)
Accumulated other comprehensive income	711	—	711

Total stockholders’ equity	1,805,239	(26,918)	1,778,321

Total liabilities and stockholders’ equity	$4,381,093	$(3,844)	$4,377,249

	Three Months Ended June 30, 2007
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$350,212	$(2,213)	$(2,333)	$1,587	$—	$—	$347,253
Equipment revenues	42,997	(677)	—	8,341	—	—	50,661

Total revenues	393,209	(2,890)	(2,333)	9,928	—	—	397,914

Operating expenses:
Cost of service (exclusive of items shown separately below)	(89,622)	—	—	(233)	(704)	—	(90,559)
Cost of equipment	(81,052)	—	—	(9,695)	(71)	—	(90,818)
Selling and marketing	(46,861)	—	—	—	(150)	—	(47,011)
General and administrative	(66,371)	—	—	—	(36)	—	(66,407)
Depreciation and amortization	(72,415)	—	—	—	—	—	(72,415)

Total operating expenses	(356,321)	—	—	(9,928)	(961)	—	(367,210)

Operating income	36,888	(2,890)	(2,333)	—	(961)	—	30,704
Minority interests in consolidated subsidiaries	652	—	—	—	21	—	673
Interest income	7,134	—	—	—	—	—	7,134
Interest expense	(27,090)	—	—	—	—	—	(27,090)

Income before income taxes	17,584	(2,890)	(2,333)	—	(940)	—	11,421
Income tax expense	(14,337)	—	—	—	—	12,554	(1,783)

Net income	$3,247	$(2,890)	$(2,333)	$—	$(940)	$12,554	$9,638

Basic and diluted earnings per share:
Basic earnings per share	$0.05	$(0.04)	$(0.04)	$—	$(0.01)	$0.18	$0.14

Diluted earnings per share	$0.05	$(0.04)	$(0.04)	$—	$(0.01)	$0.18	$0.14

Shares used in per share calculations:
Basic	67,124	—	—	—	—	—	67,124

Diluted	68,800	—	—	—	—	—	68,800

	Six Months Ended June 30, 2007
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$677,021	$(5,018)	$(6,098)	$3,039	$—	$—	$668,944
Equipment revenues	105,610	(554)	—	17,339	—	—	122,395

Total revenues	782,631	(5,572)	(6,098)	20,378	—	—	791,339

Operating expenses:
Cost of service (exclusive of items shown separately below)	(180,571)	—	—	(546)	118	—	(180,999)
Cost of equipment	(193,534)	—	—	(19,832)	(117)	—	(213,483)
Selling and marketing	(95,421)	—	—	—	(359)	—	(95,780)
General and administrative	(131,570)	—	—	—	(71)	—	(131,641)
Depreciation and amortization	(141,215)	—	—	—	—	—	(141,215)

Total operating expenses	(742,311)	—	—	(20,378)	(429)	—	(763,118)
Net gain on sale of wireless licenses and disposal of operating assets	940	—	—	—	—	—	940

Operating income	41,260	(5,572)	(6,098)	—	(429)	—	29,161
Minority interests in consolidated subsidiaries	2,172	—	—	—	80	—	2,252
Interest income	12,419	—	—	—	—	—	12,419
Interest expense	(53,586)	—	—	—	—	—	(53,586)
Other expense, net	(637)	—	—	—	—	—	(637)

Income (loss) before income taxes	1,628	(5,572)	(6,098)	—	(349)	—	(10,391)
Income tax expense	(6,504)	—	—	—	—	2,309	(4,195)

Net loss	$(4,876)	$(5,572)	$(6,098)	$—	$(349)	$2,309	$(14,586)

Basic and diluted loss per share:
Basic loss per share	$(0.07)	$(0.08)	$(0.09)	$—	$(0.01)	$0.03	$(0.22)

Diluted loss per share	$(0.07)	$(0.08)	$(0.09)	$—	$(0.01)	$0.03	$(0.22)

Shares used in per share calculations:
Basic	66,998	—	—	—	—	—	66,998

Diluted	66,998	—	—	—	—	—	66,998

	Six Months Ended June 30, 2007
	Previously
	Reported	Adjustments	As Restated
	(Unaudited)

Operating activities:
Net cash provided by operating activities	$106,159	$2,636	$108,795

Investing activities:
Purchases of property and equipment	(237,908)	(1,505)	(239,413)
Change in prepayments for purchases of property and equipment	11,187	—	11,187
Purchases of and deposits for wireless licenses and spectrum clearing costs	(2,361)	—	(2,361)
Proceeds from sale of wireless licenses and operating assets	9,500	—	9,500
Purchases of investments	(380,743)	—	(380,743)
Sales and maturities of investments	91,360	—	91,360
Purchase of minority interest	(4,706)	—	(4,706)
Purchase of membership units	(13,182)	—	(13,182)
Changes in restricted cash, cash equivalents and short-term investments, net	834	—	834

Net cash used in investing activities	(526,019)	(1,505)	(527,524)

Financing activities:
Proceeds from long-term debt	370,480	—	370,480
Repayment of long-term debt	(4,500)	—	(4,500)
Payment of debt issuance costs	(1,319)	—	(1,319)
Proceeds from issuance of common stock, net	7,588	—	7,588

Net cash provided by financing activities	372,249	—	372,249

Net decrease in cash and cash equivalents	(47,611)	1,131	(46,480)
Cash and cash equivalents at beginning of period	374,939	(2,127)	372,812

Cash and cash equivalents at end of period	$327,328	$(996)	$326,332

Supplementary cash flow information:
Cash paid for interest	$72,295	$—	$72,295
Cash paid for income taxes	$341	$—	$341

	December 31, 2006
	Previously
	Reported	Adjustments	As Restated

Assets
Cash and cash equivalents	$374,939	$(2,127)	$372,812
Short-term investments	66,400	—	66,400
Restricted cash, cash equivalents and short-term investments	13,581	—	13,581
Inventories	90,185	—	90,185
Other current assets	53,527	(546)	52,981

Total current assets	598,632	(2,673)	595,959
Property and equipment, net	1,077,755	766	1,078,521
Wireless licenses	1,563,958	—	1,563,958
Assets held for sale	8,070	—	8,070
Goodwill	431,896	(6,114)	425,782
Other intangible assets, net	79,828	—	79,828
Deposits for wireless licenses	274,084	—	274,084
Other assets	58,745	—	58,745

Total assets	$4,092,968	$(8,021)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$316,494	$599	$317,093
Current maturities of long-term debt	9,000	—	9,000
Other current liabilities	74,637	10,038	84,675

Total current liabilities	400,131	10,637	410,768
Long-term debt	1,676,500	—	1,676,500
Deferred tax liabilities	149,728	(1,393)	148,335
Other long-term liabilities	47,608	—	47,608

Total liabilities	2,273,967	9,244	2,283,211

Minority interests	30,000	(57)	29,943

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	7	—	7
Additional paid-in capital	1,769,772	—	1,769,772
Retained earnings	17,436	(17,208)	228
Accumulated other comprehensive income	1,786	—	1,786

Total stockholders’ equity	1,789,001	(17,208)	1,771,793

Total liabilities and stockholders’ equity	$4,092,968	$(8,021)	$4,084,947

	Three Months Ended June 30, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$230,786	$(5,305)	$474	$1,205	$—	$—	$227,160
Equipment revenues	37,068	137	—	13,094	—	—	50,299

Total revenues	267,854	(5,168)	474	14,299	—	—	277,459

Operating expenses:
Cost of service (exclusive of items shown separately below)	(60,255)	—	—	(984)	(16)	—	(61,255)
Cost of equipment	(52,081)	—	—	(13,315)	—	—	(65,396)
Selling and marketing	(35,942)	—	—	—	—	—	(35,942)
General and administrative	(46,576)	—	—	—	—	—	(46,576)
Depreciation and amortization	(53,337)	—	—	—	—	—	(53,337)
Impairment of assets	(3,211)	—	—	—	—	—	(3,211)

Total operating expenses	(251,402)	—	—	(14,299)	(16)	—	(265,717)

Operating income	16,452	(5,168)	474	—	(16)	—	11,742
Minority interests in consolidated subsidiaries	(134)	—	—	—	—	—	(134)
Interest income	5,533	—	—	—	—	—	5,533
Interest expense	(8,423)	—	—	—	—	—	(8,423)
Other expense, net	(5,918)	—	—	—	—	—	(5,918)

Income before income taxes	7,510	(5,168)	474	—	(16)	—	2,800
Income tax expense	—	—	—	—	—	—	—

Net income	$7,510	$(5,168)	$474	$—	$(16)	$—	$2,800

Basic and diluted earnings per share:
Basic earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Diluted earnings per share	$0.12	$(0.08)	$0.01	$—	$—	$—	$0.05

Shares used in per share calculations:
Basic	60,282	—	—	—	—	—	60,282

Diluted	61,757	—	—	—	—	—	61,757

	Six Months Ended June 30, 2006
		Revenue —	Other —
	Previously	Timing	Revenue	Reclassification	Other	Income Tax	As
	Reported	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Restated
	(Unaudited)

Revenues:
Service revenues	$446,626	$(4,050)	$331	$2,338	$—	$—	$445,245
Equipment revenues	87,916	137	—	26,011	—	—	114,064

Total revenues	534,542	(3,913)	331	28,349	—	—	559,309

Operating expenses:
Cost of service (exclusive of items shown separately below)	(115,459)	—	—	(1,943)	(63)	—	(117,465)
Cost of equipment	(110,967)	—	—	(26,406)	—	—	(137,373)
Selling and marketing	(65,044)	—	—	—	—	—	(65,044)
General and administrative	(96,158)	—	—	—	492	—	(95,666)
Depreciation and amortization	(107,373)	—	—	—	—	—	(107,373)
Impairment of indefinite-lived intangible assets	(3,211)	—	—	—	—	—	(3,211)

Total operating expenses	(498,212)	—	—	(28,349)	429	—	(526,132)

Operating income	36,330	(3,913)	331	—	429	—	33,177
Minority interests in consolidated subsidiaries	(209)	—	—	—	—	—	(209)
Interest income	9,727	—	—	—	—	—	9,727
Interest expense	(15,854)	—	—	—	—	—	(15,854)
Other expense, net	(5,383)	—	—	—	—	—	(5,383)

Income before income taxes and cumulative effect of change in accounting principle	24,611	(3,913)	331	—	429	—	21,458
Income tax expense	—	—	—	—	—	—	—

Income before cumulative effect of change in accounting principle	24,611	(3,913)	331	—	429	—	21,458
Cumulative effect of change in accounting principle	623	—	—	—	—	—	623

Net income	$25,234	$(3,913)	$331	$—	$429	$—	$22,081

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.41	$(0.07)	$0.01	$—	$0.01	$—	$0.36
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Basic earnings per share	$0.42	$(0.07)	$0.01	$—	$0.01	$—	$0.37

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.40	$(0.07)	$0.01	$—	$0.01	$—	$0.35
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	0.01

Diluted earnings per share	$0.41	$(0.07)	$0.01	$—	$0.01	$—	$0.36

Shares used in per share calculations:
Basic	60,282	—	—	—	—	—	60,282

Diluted	61,651	—	—	—	—	—	61,651

	Six Months Ended June 30, 2006
	Previously
	Reported	Adjustments	As Restated
		(Unaudited)

Operating activities:
Net cash provided by operating activities	$101,781	$(762)	$101,019

Investing activities:
Purchases of property and equipment	(187,004)	—	(187,004)
Change in prepayments for purchases of property and equipment	5,683	—	5,683
Purchases of and deposits for wireless licenses and spectrum clearing costs	(532)	—	(532)
Purchases of investments	(88,535)	—	(88,535)
Sales and maturities of investments	123,657	—	123,657
Changes in restricted cash, cash equivalents and short-term investments, net	(101)	—	(101)

Net cash used in investing activities	(146,832)	—	(146,832)

Financing activities:
Proceeds from long-term debt	900,000	—	900,000
Repayment of long-term debt	(594,444)	—	(594,444)
Payment of debt issuance costs	(3,268)	—	(3,268)
Payment of fees related to forward equity sale	(219)	—	(219)
Minority interest contributions	2,222	—	2,222
Proceeds from issuance of common stock, net	725	—	725

Net cash provided by financing activities	305,016	—	305,016

Net increase in cash and cash equivalents	259,965	(762)	259,203
Cash and cash equivalents at beginning of period	293,073	—	293,073

Cash and cash equivalents at end of period	$553,038	$(762)	$552,276

Supplementary cash flow information:
Cash paid for interest	$23,641	$—	$23,641
Cash paid for income taxes	$218	$—	$218

Note 3.	Basis of Presentation and Significant Accounting Policies

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2007 and 2006 was allocated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(As Restated)		(As Restated)	(As Restated)

Cost of service	$466	$261	$1,145	$519
Selling and marketing expenses	560	473	1,561	800
General and administrative expenses	4,869	3,954	11,933	7,861

Share-based compensation expense before tax	5,895	4,688	14,639	9,180
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$5,895	$4,688	$14,639	$9,180

Net share-based compensation expense per share:
Basic	$0.09	$0.08	$0.22	$0.15

Diluted	$0.09	$0.08	$0.22	$0.15

Income Taxes

The Company’s provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of its annual effective tax rate for the each full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss) and the projection for 2007 is close to break-even. The Company’s projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, the Company has computed its provision for income taxes for the three and six months ended June 30, 2007 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the quarter ended June 30, 2007, the Company has weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margin Tax credit, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a substantial portion of its deferred tax assets will be realized. At June 30, 2007, the Company has cumulative pre-tax income since its emergence from bankruptcy in August 2004. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net income (loss)	$9,638	$2,800	$(14,856)	$22,081
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments	16	(25)	(11)	(42)
Unrealized gains (losses) on interest rate swaps	130	1,119	(1,064)	3,268

Comprehensive income (loss)	$9,784	$3,894	$(15,931)	$25,307

Components of accumulated other comprehensive income consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Net unrealized holding losses on investments, net of tax	$(1,400)	$(1,389)
Unrealized gains on interest rate swaps	2,111	3,175

Accumulated other comprehensive income	$711	$1,786

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

Note 4.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2007	2006
	(As Restated)	(As Restated)

Other current assets:
Accounts receivable, net(1)	$24,350	$38,257
Prepaid expenses	20,219	11,808
Other	3,039	2,916

	$47,608	$52,981

Property and equipment, net:
Network equipment	$1,263,026	$1,128,127
Computer equipment and other	121,431	100,496
Construction-in-progress	272,952	238,579

	1,657,409	1,467,202
Accumulated depreciation	(511,007)	(388,681)

	$1,146,402	$1,078,521

Accounts payable and accrued liabilities:
Trade accounts payable	$96,511	$218,020
Accrued payroll and related benefits	29,923	29,450
Other accrued liabilities	86,199	69,623

	$212,633	$317,093

Other current liabilities:
Deferred service revenue(2)	$42,346	$32,929
Deferred equipment revenue(3)	15,938	16,589
Accrued sales, telecommunications, property and other taxes payable	21,105	15,865
Accrued interest	13,421	13,671
Other	6,217	5,621

	$99,027	$84,675

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(3)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Note 5.	Basic and Diluted Earnings (Loss) Per Share

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

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Basic weighted-average shares outstanding	67,124	60,282	66,998	60,282
Effect of dilutive common share equivalents:
Non-qualified stock options	717	176	—	96
Restricted stock awards	479	926	—	913
Employee stock purchase rights	5	—	—	—
Warrants	475	373	—	360

Diluted weighted-average shares outstanding	68,800	61,757	66,998	61,651

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

Note 6.	Long-Term Debt

Long-term debt as of June 30, 2007 and December 31, 2006 was comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006

Term loans under senior secured credit facilities	$931,000	$935,500
Senior notes	1,120,249	750,000

	2,051,249	1,685,500
Current maturities of long-term debt	(9,000)	(9,000)

	$2,042,249	$1,676,500

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

In addition to the foregoing restrictions, the Second Amendment required the Company to furnish its unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. The Company is also required to furnish its amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If the Company were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, the Company also expects to file the necessary amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2006 and to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, the Company will be in compliance with the covenants under the Second Amendment described above.

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

In connection with the private placement of the additional senior notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of consideration that could be transferred in the event the Company does not meet the registration statement filing requirements. Due to the Company’s restatement of its historical consolidated financial results as described in Note 2, the Company was unable to file the registration statement within 150 days after issuance of the notes. The Company intends to file the registration statement with the SEC as soon as is reasonably practicable and, based upon its anticipated registration statement filing date and the penalty rate applicable to the anticipated registration default event, the Company accrued additional interest expense of approximately $0.5 million as of September 30, 2007.

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

Condensed Consolidating Balance Sheet as of June 30, 2007 (as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$27	$287,211	$23,251	$15,843	$—	$326,332
Short-term investments	—	357,444	—	—	—	357,444
Restricted cash, cash equivalents and short-term investments	7,654	4,454	639	—	—	12,747
Inventories	—	88,027	1,732	584	—	90,343
Other current assets	225	43,735	2,978	670	—	47,608

Total current assets	7,906	780,871	28,600	17,097	—	834,474
Property and equipment, net	72	950,961	143,222	52,147	—	1,146,402
Investments in and advances to affiliates and consolidated subsidiaries	1,780,013	2,021,196	160,666	—	(3,961,875)	—
Wireless licenses	—	11,070	1,525,264	320,978	—	1,857,312
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	62,678	—	287	—	62,965
Deposits for wireless licenses	—	758	—	—	—	758
Other assets	1,117	44,863	2,217	2,433	(1,074)	49,556

Total assets	$1,789,108	$4,298,179	$1,859,969	$392,942	$(3,962,949)	$4,377,249

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,336	$191,458	$10,154	$4,685	$—	$212,633
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	4,451	160,666	25,458	5,092	(195,667)	—
Other current liabilities	—	89,656	8,187	2,258	(1,074)	99,027

Total current liabilities	10,787	450,780	43,799	12,035	(196,741)	320,660
Long-term debt	—	2,002,250	310,535	292,149	(562,685)	2,042,249
Deferred tax liabilities	—	9,093	142,937	—	—	152,030
Other long-term liabilities	—	44,492	4,362	1,187	—	50,041

Total liabilities	10,787	2,506,615	501,633	305,371	(759,426)	2,564,980
Minority interests	—	11,551	—	—	22,397	33,948
Membership units subject to repurchase	—	—	—	20,098	(20,098)	—
Stockholders’ equity	1,778,321	1,780,013	1,358,336	67,473	(3,205,822)	1,778,321

Total liabilities and stockholders’ equity	$1,789,108	$4,298,179	$1,859,969	$392,942	$(3,962,949)	$4,377,249

Condensed Consolidating Balance Sheet as of December 31, 2006 (as restated, in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$316,398	$12,842	$43,366	$—	$372,812
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,258	495	735	—	13,581
Inventories	—	87,303	2,080	802	—	90,185
Other current assets	105	50,307	2,097	472	—	52,981

Total current assets	8,404	524,666	17,514	45,375	—	595,959
Property and equipment, net	117	892,859	147,521	38,024	—	1,078,521
Investments in and advances to affiliates and consolidated subsidiaries	1,779,514	2,013,023	144,966	—	(3,937,503)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	815	45,616	11,259	1,827	(772)	58,745

Total assets	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,792	$274,764	$25,306	$10,231	$—	$317,093
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	10,265	144,965	11,844	9,893	(176,967)	—
Other current liabilities	—	80,265	4,579	604	(773)	84,675

Total current liabilities	17,057	508,994	41,729	20,728	(177,740)	410,768
Long-term debt	—	1,636,500	277,955	271,443	(509,398)	1,676,500
Deferred tax liabilities	—	9,057	139,278	—	—	148,335
Other long-term liabilities	—	42,467	4,155	986	—	47,608

Total liabilities	17,057	2,197,018	463,117	293,157	(687,138)	2,283,211
Minority interests	—	4,821	—	—	25,122	29,943
Stockholders’ equity	1,771,793	1,779,516	1,393,787	102,956	(3,276,259)	1,771,793

Total liabilities and stockholders’ equity	$1,788,850	$3,981,355	$1,856,904	$396,113	$(3,938,275)	$4,084,947

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$303,719	$35,280	$8,254	$—	$347,253
Equipment revenues	—	59,978	3,108	1,280	(13,705)	50,661
Other revenues	—	13	13,593	—	(13,606)	—

Total revenues	—	363,710	51,981	9,534	(27,311)	397,914

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(87,749)	(12,809)	(3,594)	13,593	(90,559)
Cost of equipment	—	(89,546)	(11,595)	(3,382)	13,705	(90,818)
Selling and marketing	—	(37,970)	(6,805)	(2,236)	—	(47,011)
General and administrative	(492)	(55,084)	(9,178)	(1,666)	13	(66,407)
Depreciation and amortization	(23)	(64,259)	(5,984)	(2,149)	—	(72,415)

Total operating expenses	(515)	(334,608)	(46,371)	(13,027)	27,311	(367,210)

Operating income (loss)	(515)	29,102	5,610	(3,493)	—	30,704
Minority interests in consolidated subsidiaries	—	(369)	—	—	1,042	673
Equity in net income (loss) of consolidated subsidiaries	10,143	(20,006)	—	—	9,863	—
Interest income	10	24,575	174	203	(17,828)	7,134
Interest expense	—	(26,696)	(9,247)	(8,387)	17,240	(27,090)

Income (loss) before income taxes	9,638	6,606	(3,463)	(11,677)	10,317	11,421
Income tax (expense) benefit	—	3,537	(5,320)	—	—	(1,783)

Net income (loss)	$9,638	$10,143	$(8,783)	$(11,677)	$10,317	$9,638

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$591,664	$63,466	$13,814	$—	$668,944
Equipment revenues	—	139,425	7,620	2,776	(27,426)	122,395
Other revenues	—	26	26,621	—	(26,647)	—

Total revenues	—	731,115	97,707	16,590	(54,073)	791,339

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(175,798)	(25,155)	(6,667)	26,621	(180,999)
Cost of equipment	—	(210,173)	(22,492)	(8,244)	27,426	(213,483)
Selling and marketing	(8)	(77,732)	(13,402)	(4,638)	—	(95,780)
General and administrative	(813)	(110,113)	(17,892)	(2,849)	26	(131,641)
Depreciation and amortization	(23)	(125,146)	(11,990)	(4,056)	—	(141,215)

Total operating expenses	(844)	(698,962)	(90,931)	(26,454)	54,073	(763,118)
Net gain (loss) on sale of wireless licenses and disposal of operating assets	—	(311)	1,251	—	—	940

Operating income (loss)	(844)	31,842	8,027	(9,864)	—	29,161
Minority interests in consolidated subsidiaries	—	(549)	—	—	2,801	2,252
Equity in net loss of consolidated subsidiaries	(13,762)	(44,803)	—	—	58,565	—
Interest income	20	45,754	350	579	(34,284)	12,419
Interest expense	—	(52,106)	(17,578)	(17,598)	33,696	(53,586)
Other expense, net	—	(625)	(12)	—	—	(637)

Loss before income taxes	(14,586)	(20,487)	(9,213)	(26,883)	60,778	(10,391)
Income tax (expense) benefit	—	6,725	(10,920)	—	—	(4,195)

Net loss	$(14,586)	$(13,762)	$(20,133)	$(26,883)	$60,778	$(14,586)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2006
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$221,763	$5,397	$—	$—	$227,160
Equipment revenues	—	51,861	1,597	—	(3,159)	50,299
Other revenues	—	156	9,937	—	(10,093)	—

Total revenues	—	273,780	16,931	—	(13,252)	277,459

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(66,601)	(4,591)	—	9,937	(61,255)
Cost of equipment	—	(64,683)	(3,872)	—	3,159	(65,396)
Selling and marketing	—	(29,646)	(6,296)	—	—	(35,942)
General and administrative	(1,111)	(41,052)	(4,569)	—	156	(46,576)
Depreciation and amortization	(24)	(51,624)	(1,689)	—	—	(53,337)
Impairment of indefinite-lived intangible assets	—	—	(3,211)	—	—	(3,211)

Total operating expenses	(1,135)	(253,606)	(24,228)	—	13,252	(265,717)

Operating income (loss)	(1,135)	20,174	(7,297)	—	—	11,742
Minority interests in consolidated subsidiaries	—	(134)	—	—	—	(134)
Equity in net income (loss) of consolidated subsidiaries	3,926	(12,353)	—	—	8,427	—
Interest income	9	7,940	146	—	(2,562)	5,533
Interest expense	—	(8,423)	(2,562)	—	2,562	(8,423)
Other expense, net	—	(5,918)	—	—	—	(5,918)

Income (loss) before income taxes	2,800	1,286	(9,713)	—	8,427	2,800
Income tax (expense) benefit	—	2,640	(2,640)	—	—	—

Net income (loss)	$2,800	$3,926	$(12,353)	$—	$8,427	$2,800

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2006
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$438,304	$6,941	$—	$—	$445,245
Equipment revenues	—	115,081	2,946	—	(3,963)	114,064
Other revenues	—	208	19,494	—	(19,702)	—

Total revenues	—	553,593	29,381	—	(23,665)	559,309

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(130,278)	(6,681)	—	19,494	(117,465)
Cost of equipment	—	(134,313)	(7,023)	—	3,963	(137,373)
Selling and marketing	—	(55,805)	(9,239)	—	—	(65,044)
General and administrative	(2,121)	(84,217)	(9,536)	—	208	(95,666)
Depreciation and amortization	(54)	(104,974)	(2,345)	—	—	(107,373)
Impairment of indefinite-lived intangible assets	—	—	(3,211)	—	—	(3,211)

Total operating expenses	(2,175)	(509,587)	(38,035)	—	23,665	(526,132)

Operating income (loss)	(2,175)	44,006	(8,654)		—	33,177
Minority interests in consolidated subsidiaries	—	(209)	—	—	—	(209)
Equity in net income (loss) of consolidated subsidiaries	24,239	(18,507)	—	—	(5,732)	—
Interest income	17	13,190	184	—	(3,664)	9,727
Interest expense	—	(15,854)	(3,664)	—	3,664	(15,854)
Other expense, net	—	(5,381)	(2)	—	—	(5,383)

Income (loss) before income taxes and cumulative effect of change in accounting principle	22,081	17,245	(12,136)	—	(5,732)	21,458
Income tax (expense) benefit	—	6,371	(6,371)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	22,081	23,616	(18,507)	—	(5,732)	21,458
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$22,081	$24,239	$(18,507)	$—	$(5,732)	$22,081

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,159)	$134,143	$(4,514)	$(19,675)	$—	$108,795

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(208,425)	(7,770)	(12,031)	—	(228,226)
Purchases of and deposits for wireless licenses	—	(890)	(1,663)	192	—	(2,361)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(380,743)	—	—	—	(380,743)
Sales and maturities of investments	—	91,360	—	—	—	91,360
Investments in and advances to affiliates and consolidated subsidiaries	(7,588)	(4,706)	—	—	7,588	(4,706)
Purchase of membership units	—	(13,182)	—	—	—	(13,182)
Other	980	(2)	(144)	—	—	834

Net cash used in investing activities	(6,608)	(516,588)	(77)	(11,839)	7,588	(527,524)

Financing activities:
Proceeds from long-term debt	—	370,480	15,000	4,000	(19,000)	370,480
Issuance of related party debt	—	(19,000)	—	—	19,000	—
Repayment of long-term debt	—	(4,500)	—	—	—	(4,500)
Payment of debt issuance costs	—	(1,310)	—	(9)	—	(1,319)
Proceeds from issuance of common stock, net	7,588	7,588	—	—	(7,588)	7,588

Net cash provided by financing activities	7,588	353,258	15,000	3,991	(7,588)	372,249

Net increase (decrease) in cash and cash equivalents	(179)	(29,187)	10,409	(27,523)	—	(46,480)
Cash and cash equivalents at beginning of period	206	316,398	12,842	43,366	—	372,812

Cash and cash equivalents at end of period	$27	$287,211	$23,251	$15,843	$—	$326,332

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006
(as restated; unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$288	$94,326	$6,405	$—	$—	$101,019

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(98,771)	(82,550)	—	—	(181,321)
Purchases of and deposits for wireless licenses	—	—	(532)	—	—	(532)
Purchases of investments	—	(88,535)	—	—	—	(88,535)
Sales and maturities of investments	—	123,657	—	—	—	123,657
Investments in and advances to affiliates and consolidated subsidiaries	(506)	(6,663)	—	—	7,169	—
Other	(101)	—	—	—	—	(101)

Net cash used in investing activities	(607)	(70,312)	(83,082)		7,169	(146,832)

Financing activities:
Proceeds from long-term debt	—	900,000	71,406	—	(71,406)	900,000
Issuance of related party debt	—	(71,406)	—	—	71,406	—
Repayment of long-term debt	—	(594,444)	—	—	—	(594,444)
Payment of debt issuance costs	—	(3,268)	—	—	—	(3,268)
Payment of fees related to forward equity sale	(219)	—	—	—	—	(219)
Capital contributions, net	—	506	8,885	—	(7,169)	2,222
Proceeds from issuance of common stock, net	725	—	—	—	—	725

Net cash provided by financing activities	506	231,388	80,291		(7,169)	305,016

Net increase in cash and cash equivalents	187	255,402	3,614	—	—	259,203
Cash and cash equivalents at beginning of period	46	291,456	1,571	—	—	293,073

Cash and cash equivalents at end of period	$233	$546,858	$5,185	$—	$—	$552,276

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the year ended December 31, 2006 and condensed consolidated financial statements for the quarterly periods ended June 30, 2007 and 2006. See Note 2 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report for additional information.

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

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions, growth in customers and the impacts of such activities on our revenues and operating expenses. Beginning in 2006 and through the quarter ended June 30, 2007, we and our joint ventures continued expanding existing market footprints and expanded into 18 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005 to approximately 48 million covered POPs as of December 31, 2006, to approximately 51 million covered POPs as of June 30, 2007. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.67 million customers as of June 30, 2007. In addition, our total revenues have increased from $957.8 million for fiscal 2005 to $1.17 billion for fiscal 2006, and from $559.3 million for the six months ended June 30, 2006 to $791.3 million for the six months ended June 30, 2007. In 2006 and 2007, we also introduced several higher-priced, higher-value service plans which have helped increase average service revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to new market launches, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005 to $1.17 billion for fiscal 2006, and from $526.1 million for the six months ended June 30, 2006 to $763.1 million for the six months ended June 30, 2007. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006 and 2007. As a result, our interest expense has increased from $30.1 million for fiscal 2005 to $61.3 million for fiscal 2006, and from $15.9 million for the six months ended June 30, 2006 to $53.6 million for the six months ended June 30, 2007.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006, and our net income of $22.1 million for the six months ended June 30, 2006 decreased to a net loss of $14.6 million for the six months ended June 30, 2007.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Three Months Ended June 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(As Restated)		(As Restated)

Revenues:
Service revenues	$347,253		$227,160		$120,093	52.9%
Equipment revenues	50,661		50,299		362	0.7%

Total revenues	397,914		277,459		120,455	43.4%

Operating expenses:
Cost of service	90,559	26.1%	61,255	27.0%	29,304	47.8%
Cost of equipment	90,818	26.2%	65,396	28.8%	25,422	38.9%
Selling and marketing	47,011	13.5%	35,942	15.8%	11,069	30.8%
General and administrative	66,407	19.1%	46,576	20.5%	19,831	42.6%
Depreciation and amortization	72,415	20.9%	53,337	23.5%	19,078	35.8%
Impairment of indefinite-lived intangible assets	—	0.0%	3,211	1.4%	(3,211)	(100)%

Total operating expenses	367,210	105.7%	265,717	117.0%	101,493	38.2%

Operating income	$30,704	8.8%	$11,742	5.2%	$18,962	161.5%

	Six Months Ended June 30,
		% of 2007		% of 2006	Change from
		Service		Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(As Restated)		(As Restated)

Revenues:
Service revenues	$668,944		$445,245		$223,699	50.2%
Equipment revenues	122,395		114,064		8,331	7.3%

Total revenues	791,339		559,309		232,030	41.5%

Operating expenses:
Cost of service	180,999	27.1%	117,465	26.4%	63,534	54.1%
Cost of equipment	213,483	31.9%	137,373	30.9%	76,110	55.4%
Selling and marketing	95,780	14.3%	65,044	14.6%	30,736	47.3%
General and administrative	131,641	19.7%	95,666	21.5%	35,975	37.6%
Depreciation and amortization	141,215	21.1%	107,373	24.1%	33,842	31.5%
Impairment of indefinite-lived intangible assets	—	0.0%	3,211	0.7%	(3,211)	(100)%

Total operating expenses	763,118	114.1%	526,132	118.2%	236,986	45.0%
Net gain on sale of wireless licenses and disposal of operating assets	940	0.1%	—	0.0%	940	100.0%

Operating income	$29,161	4.4%	$33,177	7.5%	$(4,016)	(12.1)%

The following tables summarize customer activity for the three and six months ended June 30, 2007 and 2006:

			Change
	2007	2006	Amount	Percent

For the Three Months Ended June 30:
Gross customer additions	462,434	253,033	209,401	82.8%
Net customer additions	126,791	57,683	69,108	119.8%
Weighted-average number of customers	2,586,900	1,790,232	796,668	44.5%
As of June 30:
Total customers	2,674,963	1,836,390	838,573	45.7%

			Change
	2007	2006	Amount	Percent

For the Six Months Ended June 30:
Gross customer additions	1,027,489	531,403	496,086	93.4%
Net customer additions	445,137	168,092	277,045	164.8%
Weighted-average number of customers	2,490,030	1,754,290	735,740	41.9%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Service Revenues

Service revenues increased $120.1 million, or 52.9%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 44.5% increase in average total customers due to new market launches and existing market customer growth and a 5.8% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Service revenues increased $223.7 million, or 50.2%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This increase resulted from a 41.9% increase in average total customers due to new market launches and existing market customer growth and a 5.8% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans.

Equipment Revenues

Equipment revenues increased $0.4 million, or 0.7%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. An increase of 67.5% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel.

Equipment revenues increased $8.3 million, or 7.3%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. An increase of 80.7% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel.

Cost of Service

Cost of service increased $29.3 million, or 47.8%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 26.1% from 27.0% in the prior year period. Variable product costs increased by 2.5% as a percentage of service revenues due to increased customer usage of our value-added services. Network infrastructure costs declined by 2.1% as a percentage of service revenues due in part to a reduction in liabilities for cell site remediation costs and benefits of scale. During the second quarter, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain of our cell sites at the end of the lease term, resulting in a net gain of $6.1 million. In addition, there was a 1.3% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of service increased $63.5 million, or 54.1%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 27.1% from 26.4% in the prior year period. Variable product costs increased by 1.8% as a percentage of service revenues due to increased customer usage of our value-added services. Network infrastructure costs decreased by 0.1% as a percentage of service revenues due to a reduction in liabilities for cell site remediation costs and benefits of scale, largely offset by increased lease and network transport costs associated with the launch of our new markets. During the second quarter, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain of our cell sites at the end of the lease term, resulting in a net gain of $6.1 million. In addition, there was a 1.0% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of Equipment

Cost of equipment increased $25.4 million, or 38.9%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 67.5% increase in handset sales volume.

Cost of equipment increased $76.1 million, or 55.4%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to an 80.7% increase in handset sales volume.

Selling and Marketing Expenses

Selling and marketing expenses increased $11.1 million, or 30.8%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 13.5% from 15.8% in the prior year period. This decrease was due to a 1.2% decrease in media and advertising costs as a percentage of service revenues reflecting the large new market launches in the prior year quarter, including in the Houston, Cincinnati, and San Antonio areas, and the advertising costs associated with those launches. This decrease was also attributed to a 1.0% decrease in store and staffing costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Selling and marketing expenses increased $30.7 million, or 47.3%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.3% from 14.6% in the prior year period. This decrease was attributed to a 0.5% decrease in store and staffing costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale, partially offset by a 0.2% increase in media and advertising costs as a percentage of service revenues.

General and Administrative Expenses

General and administrative expenses increased $19.8 million, or 42.6%, for the three months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.1% from 20.5% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $36.0 million, or 37.6%, for the six months ended June 30, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.7% from 21.5% in the prior year period. This decrease was primarily due to the increase in service revenues and consequent benefits of scale.

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

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007	2006	Change
	(As Restated)	(As Restated)

Minority interests in consolidated subsidiaries	$673	$(134)	$807
Interest income	7,134	5,533	1,601
Interest expense	(27,090)	(8,423)	(18,667)
Other expense, net	—	(5,918)	5,918
Income tax expense	(1,783)	—	(1,783)

	Six Months Ended June 30,
	2007	2006	Change
	(As Restated)	(As Restated)

Minority interests in consolidated subsidiaries	$2,252	$(209)	$2,461
Interest income	12,419	9,727	2,692
Interest expense	(53,586)	(15,854)	(37,732)
Other expense, net	(637)	(5,383)	(4,746)
Income tax expense	(4,195)	—	(4,195)

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

Income Tax Expense

Our provisions for income taxes during the interim reporting periods in 2005 and 2006 were based on estimates of the annual effective tax rate for the full fiscal year. The annual effective tax rate computation includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss) and our current projection for 2007 is close to break-even. Our projected ordinary income tax expense for the full year 2007, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because our projected 2007 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, we have computed our provision for income taxes for the three and six months ended June 30, 2007 by applying the actual effective tax rate to the year-to-date income.

During the three and six months ended June 30, 2007, we recorded income tax expense of $1.8 million and $4.2 million, respectively, compared to no income tax expense for the three and six months ended June 30, 2006.

We recorded a $2.5 million income tax benefit during the three months ended June 30, 2007 due to a Texas Margins Tax (TMT) credit which has been recorded as a deferred tax asset. We estimate that our future TMT liability will be based on our gross revenues in Texas, rather than our apportioned taxable income. Therefore, it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

We expect that we will recognize income tax expense for the full year 2007 despite the fact that we have recorded a full valuation allowance on our deferred tax assets, except with respect to the TMT credit discussed above. This is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes. We do not expect to release any fresh-start related valuation allowance from 2007 ordinary income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of the TMT credit discussed above, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. At June 30, 2007, we have cumulative pre-tax income since our emergence from bankruptcy in August 2004. Accordingly, we will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. At such time that we determine that it is more likely than not that the deferred tax assets are realizable, the release of up to $218.5 million of valuation allowance established in fresh-start reporting will be recorded as a reduction of goodwill rather than as a reduction of income tax expense.

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

The following table shows metric information for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
	(As Restated)	(As Restated)

ARPU	$44.75	$42.30
CPGA	$182	$195
CCU	$19.87	$19.50
Churn	4.3%	3.6%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,
	2007	2006
	(As Restated)	(As Restated)

Selling and marketing expense	$47,011	$35,942
Less share-based compensation expense included in selling and marketing expense	(560)	(473)
Plus cost of equipment	90,818	65,396
Less equipment revenue	(50,661)	(50,299)
Less net loss on equipment transactions unrelated to initial customer acquisition	(2,591)	(1,139)

Total costs used in the calculation of CPGA	$84,017	$49,427
Gross customer additions	462,434	253,033

CPGA	$182	$195

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended June 30,
	2007	2006
	(As Restated)	(As Restated)

Cost of service	$90,559	$61,255
Plus general and administrative expense	66,407	46,576
Less share-based compensation expense included in cost of service and general and administrative expense	(5,335)	(4,215)
Plus net loss on equipment transactions unrelated to initial customer acquisition	2,591	1,139

Total costs used in the calculation of CCU	$154,222	$104,755
Weighted-average number of customers	2,586,900	1,790,232

CCU	$19.87	$19.50

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn at June 30, 2007. We had a total of $683.8 million in unrestricted cash, cash equivalents and short-term investments at June 30, 2007. We generated $108.8 million of net cash from operating activities during the six months ended June 30, 2007, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We may also generate liquidity through capital markets transactions, or by selling assets that are not material to or are not required for our ongoing operations. For example, during the quarter ended June 30, 2007, we issued $350 million of unsecured senior notes due 2014 in a private placement to qualified institutional buyers. We believe that these sources of liquidity are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business through the build-out of new markets and other activities described below.

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

Our total outstanding indebtedness under our senior secured credit agreement was $891.0 million as of June 30, 2007. In addition, we had $200 million available for borrowing under our undrawn revolving credit facility. Outstanding term loan borrowings under the senior secured credit agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). In addition to our senior secured credit agreement, we also had $1,100 million in unsecured senior notes due 2014 outstanding as of June 30, 2007. Our $1,100 million in unsecured senior notes have no principal amortization and mature in October 2014. Of the $1,100 million of unsecured senior notes, $750 million principal amount of senior notes bears interest at 9.375% per annum and $350 million principal amount of senior notes (which were issued at a 106% premium) bears interest at an effective rate of 9.1% per annum.

Our senior secured credit agreement and the indenture governing our $1,100 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring additional indebtedness to pay down outstanding borrowings under our senior secured credit agreement. The senior secured credit agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge ratio. Although the restatements of our historical consolidated financial statements described elsewhere in this report resulted in defaults under our senior secured credit agreement that were subsequently waived by the required lenders, the restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of June 30, 2007.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to comply with the financial covenants and debt incurrence and other covenants in our senior secured credit agreement and unsecured senior notes indenture. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will result in improvements in our leverage ratio and other ratios underlying our financial covenants. Our $1,100 million of unsecured senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $255 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our $1,100 million in unsecured senior notes and our interest rate swaps, approximately 67% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to reduce our investments in expansion activities or slow the pace of our expansion activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Net cash provided by operating activities was $108.8 million during the six months ended June 30, 2007 compared to $101.0 million during the six months ended June 30, 2006. This increase was primarily attributable to higher depreciation and other non-cash operating items, which more than offset the decrease in pre-tax income during the second quarter of 2007.

Net cash used in investing activities was $527.5 million during the six months ended June 30, 2007, which included the effects of the following transactions:

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1 for $4.7 million, following Alaska Native Broadband, LLC’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket.

•	On June 22, 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $13.2 million.

•	During the six months ended June 30, 2007, we made investment purchases of $380.7 million from proceeds received from the issuance of our unsecured senior notes, offset by sales or maturities of investments of $91.4 million.

•	During the six months ended June 30, 2007, we and our consolidated joint ventures purchased $239.4 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

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

In addition to the covenants noted in Note 6 to the condensed consolidated financial statements in “Part I — Item 1. Financial Statements” of this report, the Second Amendment required us to furnish our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 to the administrative agent on or before December 14, 2007. On December 14, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and delivered the required financial statements to the administrative agent. We are also required to furnish our amended Annual Report on Form 10-K for the year ended December 31, 2006 and revised unaudited condensed consolidated financial statements for the quarters ended March 31 and June 30, 2007 to the administrative agent on or before December 31, 2007. The Second Amendment also provides that these revised financial statements may not result in a cumulative net reduction in operating income for the period from January 1, 2005 through June 30, 2007 in excess of $35 million. If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, we also expect to file the necessary amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2006 and to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

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

In connection with the private placement of the additional senior notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. Due to our restatement of our financial results as described elsewhere in this report, we were unable to file the registration statement within 150 days after issuance of the notes. We intend to file the registration statement as soon as is reasonably practicable.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

During the six months ended June 30, 2007, we and our consolidated joint ventures made approximately $239.4 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for 1xEV-DO technology.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of the date of filing this amended Quarterly Report on Form 10-Q/A, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this amended Quarterly Report on Form 10-Q/A, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that a material weakness existed in our internal control over financial reporting as of June 30, 2007. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 10, 2007, as amended by Amendment No. 1 thereto, other than changes to:

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

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $14.6 million for the six months ended June 30, 2007, $24.2 million for the quarter ended March 31, 2007, $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $598.0 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $9.6 million for the three months ended June 30, 2007 and $30.7 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analyses of revenues, cost of revenues and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

As of June 30, 2007, 53.6% of our assets consisted of goodwill and other intangibles, including wireless licenses and deposits for wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

If we were to fail to timely furnish such financial statements and documents to the administrative agent, this would result in an immediate default under the Credit Agreement which, unless waived by the required lenders, would permit the administrative agent to exercise its available remedies, including declaring all outstanding debt under the Credit Agreement to be immediately due and payable. An acceleration of the outstanding debt under the Credit Agreement would also trigger a default under Cricket’s indenture governing its $1.1 billion of 9.375% senior notes due 2014. In addition to filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, we also expect to file the necessary amendments to our Annual Report on Form 10-K/A for the year ended December 31, 2006 and to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, and to furnish the required financial statements and documents to the administrative agent, on or promptly following the date of this filing. Upon furnishing such financial statements and documents to the administrative agent, we will be in compliance with the covenants under the Second Amendment described above.

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

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.7(1)	Registration Rights Agreement, dated as of June 6, 2007, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc., Goldman, Sachs & Co. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers named therein.
10.11.20(2)	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.14(3)	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10.15(2)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10.16(2)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under Securities Exchange Act of 1934.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 6, 2007, filed with the SEC on June 6, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q, dated August 9, 2007, filed with the SEC on August 9, 2007 and incorporated herein by reference.

(3)	Filed as Appendix B to Leap’s Definitive Proxy Statement filed with the SEC on April 6, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAP WIRELESS INTERNATIONAL, INC.

Date: December 26, 2007	By: /s/ S. Douglas Hutcheson S. Douglas Hutcheson Chief Executive Officer, President and Acting Chief Financial Officer