Form 10-K
period 2007-12-31
LEAP WIRELESS INTERNATIONAL INC
filed 2008-02-29
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of June 30, 2007, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $4,079,005,970, based on the closing price of Leap’s common stock on the NASDAQ Global Select Market on June 29, 2007 of $84.50 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on February 22, 2008 was 68,713,151.

Documents incorporated by reference: Portions of the definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LEAP WIRELESS INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

i

PART I

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Leap Wireless International, Inc., or Leap, and its subsidiaries, including Cricket Communications, Inc., or Cricket. Leap, Cricket and their subsidiaries are sometimes collectively referred to herein as “the Company.” Unless otherwise specified, information relating to population and potential customers, or POPs, is based on 2008 population estimates provided by Claritas Inc.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors that could adversely affect the demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, market trials and introductions of higher-speed data services and other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through our existing cash, cash generated from operations or additional capital, delays in the availability of handsets for the Advanced Wireless Services, or AWS, spectrum we acquired in Auction #66, or delays by existing U.S. government and other private sector wireless operations in clearing the AWS spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Item 1A. Risk Factors” below.

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

Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” brand. Our Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check.

Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, a designated entity under FCC regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S. as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License. We consolidate our interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board Interpretation No., or FIN, 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses.

Leap was formed as a Delaware corporation in 1998. Leap’s shares began trading publicly in September 1998 and we launched our innovative Cricket service in March 1999. On April 13, 2003, we filed voluntary petitions for relief under Chapter 11 in federal bankruptcy court. On August 16, 2004, our plan of reorganization became effective and we emerged from Chapter 11 bankruptcy. On that date, a new board of directors of Leap was appointed, Leap’s previously existing stock, options and warrants were cancelled, and Leap issued 60 million shares of new Leap common stock for distribution to two classes of creditors. See “— Chapter 11 Proceedings Under the Bankruptcy Code” below. On June 29, 2005, Leap’s common stock became listed for trading on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol “LEAP.” Effective July 1, 2006, Leap’s common stock became listed for trading on the NASDAQ Global Select Market, also under the symbol “LEAP.” Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries.

Cricket Business Overview

Cricket Service

At December 31, 2007, Cricket service was offered in 23 states and had approximately 2.9 million customers. As of December 31, 2007, we, LCW License, LLC, or LCW License (a wholly owned subsidiary of LCW Wireless), and Denali License owned wireless licenses covering an aggregate of 186.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 54 million POPs at the end of 2007, which includes new markets launched in 2007 and incremental POPs attributed to ongoing footprint expansion. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

In addition to the approximately 54 million POPs we covered at the end of 2007 with our combined network footprint, we estimate that we and Denali License hold licenses in markets that cover up to approximately 85 million additional POPs that are suitable for Cricket service, and we and Denali License have already begun the build-out of some of our Auction #66 markets. We and Denali License expect to cover up to an additional 12 to 28 million POPs by the end of 2008, bringing total covered POPs to between 66 and 82 million by the end of 2008. We and Denali License may also develop some of the licenses covering these additional POPs through partnerships with others.

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we and Denali License purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. If these agencies do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets.

We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions, by acquiring spectrum and related assets from third parties, and/or by participating in new partnerships or joint ventures. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License hold include large regional areas covering both rural and metropolitan communities, we and Denali License may sell some of this spectrum and pursue the deployment of alternative products or services in portions of this spectrum.

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

We believe that our business model is different from most other wireless companies. Our services primarily target market segments underserved by traditional communications companies: our customers tend to be younger, have lower incomes and include a greater percentage of ethnic minorities. We have designed the Cricket service to appeal to customers who value unlimited mobile calling with a predictable monthly bill and who make the majority of their calls from within Cricket service areas. Our internal customer surveys indicate that approximately 65% of our customers use our service as their sole phone service and approximately 90% as their primary phone service. For the year ended December 31, 2007, our customers used our Cricket service for an average of approximately 1,450 minutes per month, which we believe was substantially above the U.S. wireless national carrier customer average.

The majority of wireless customers in the U.S. subscribe to post-pay services that may require credit approval and a contractual commitment from the subscriber for a period of at least one year, and include overage charges for call volumes in excess of a specified maximum. According to International Data Corporation, U.S. wireless penetration was approximately 80% at December 31, 2007. We believe that a large portion of the remaining growth potential in the U.S. wireless market consists of customers who are price-sensitive, who have lower credit scores or who prefer not to enter into fixed-term contracts. We believe our services appeal strongly to these customer segments. We believe that we are able to serve these customers and generate significant OIBDA because of our high-quality network and low customer acquisition and operating costs.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors. As part of this expansion strategy, for example:

•	We increased our combined network footprint by approximately 6 million POPs during 2007. We and Denali License expect to cover up to an additional 12 to 28 million POPs by the end of 2008, and expect to cover up to an additional 28 to 50 million POPs by the end of 2010.

•	In January 2008, we agreed to exchange an aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi under certain of Sprint Nextel’s existing wireless licenses. Completion of this transaction is subject to customary closing conditions, including FCC approval.

•	In April 2007, Denali License was awarded a wireless license covering 59.9 million POPs (which includes markets covering 5.8 million POPs which overlap with certain licenses we purchased in Auction #66).

•	In December 2006, we purchased 99 wireless licenses in Auction #66 covering 124.9 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses).

•	In November 2006, we completed the purchase of 13 wireless licenses in the Carolinas for an aggregate purchase price of $31.8 million. During 2007, we launched Cricket service in select new markets in North and South Carolina, adding approximately 1.9 million POPs to our network footprint.

•	In August 2006, we exchanged our wireless license in Grand Rapids, Michigan for a wireless license in Rochester, New York to form a new market cluster with our existing Buffalo and Syracuse markets in upstate New York. In June 2007, we launched Cricket service in Rochester, New York, resulting in an expanded regional network footprint covering 2.4 million POPs.

•	In July 2006, we acquired a non-controlling membership interest in LCW Wireless, which held a license for the Portland, Oregon market and to which we contributed, among other things, our existing Eugene and Salem, Oregon markets. LCW Wireless launched Cricket service in the Portland, Oregon market in December 2006, creating a new expanded network footprint in Oregon covering 2.7 million POPs.

Cricket Business Strategy

•	Target Underserved Customer Segments. Our services are targeted primarily toward market segments underserved by traditional communications companies. On average, our customers tend to be younger and have lower incomes than the customers of other wireless carriers. Moreover, our customer base also reflects a greater percentage of ethnic minorities than those of the national carriers. We believe these underserved market segments are among the fastest growing population segments in the U.S.

•	Continue to Develop and Evolve Products and Services. We continue to develop and evolve our product and service offerings to better meet the needs of our target customer segments. For example, during the last two years, we began to offer unlimited wireless broadband internet, added unlimited mobile web access to our product portfolio, and introduced new higher-priced, higher-value rate plans that allow unlimited calling from any Cricket calling area. With the completion of our deployment of CDMA2000® 1xEV-DO, or EvDO, technology across all of our existing and new markets, we are able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads at speeds of up to 2.4 Megabits per second. We believe these and other enhanced data offerings will be attractive to many of our existing customers and will enhance our appeal to new data-centric customers. We expect to continue to develop our voice and data product and service offerings in 2008 and beyond.

•	Build Our Brand and Strengthen Our Distribution. We are focused on building our brand awareness in our markets and improving the productivity of our distribution system. Since our target customer base is diversified geographically, ethnically and demographically, we have decentralized our marketing programs to support local customization and better target our advertising expenses. We have redesigned and re-merchandized our stores and introduced a new sales process aimed at improving both the customer experience and our revenue per user. We have also established our premier dealer program, and we are in the process of enabling our premier dealers and other indirect dealers to provide greater customer support services. We expect these changes will enhance the customer experience and improve customer satisfaction.

•	Maintain Industry Leading Cost Structure. Our networks and business model are designed to provide service to our customers at a significantly lower cost than many of our competitors. As we continue to build out new markets, we expect to continue to spread our fixed costs over a growing customer base. We seek to maintain low customer acquisition costs through focused sales and marketing initiatives and cost-effective distribution strategies.

•	Enhance Established Existing Markets. We continue to expand our network coverage and capacity in many of our existing established markets by deploying additional cell sites, allowing us to offer our customers a larger local calling area. During 2007, we deployed approximately 300 new cell sites in our established existing markets, thereby adding approximately 2 million POPs to our network footprint in these markets. For example, in Arizona we significantly expanded our network footprint in our Phoenix and

Tucson markets and are joining these two markets into a single, contiguous local calling area for the first time. We expect to deploy approximately 250 cell sites in our established existing markets during 2008.

•	Develop Market Clusters and Expand Into Attractive Strategic Markets. We continue to seek additional opportunities to develop and enhance our market clusters and expand into new geographic markets by participating in FCC spectrum auctions, by acquiring spectrum and related assets from third parties, or by participating in new partnerships or joint ventures. An example of our market cluster strategy is the Rochester, New York market we launched in 2007 to create a new market cluster in upstate New York by connecting our existing Buffalo and Syracuse markets. Examples of our strategic market expansion include the central Texas market cluster (including Houston, Austin and San Antonio) and the San Diego, California market that we acquired and launched in 2006. All of these markets meet our internally developed criteria concerning customer demographics and population density which we believe enable us to offer Cricket service on a cost-competitive basis in these markets. We also anticipate that the licenses we and Denali License purchased in Auction #66 will provide the opportunity to substantially enhance our coverage area and allow us and Denali License to launch Cricket service in numerous new markets over time, with new market launches expected to begin in 2008.

Cricket Business Operations

Products and Services

Cricket Service Plans.  Our service plans are designed to attract customers by offering simple, predictable and affordable wireless services that are a competitive alternative to traditional wireless and wireline services. Unlike traditional wireless services, we offer service on a flat-rate, unlimited usage basis, without requiring fixed-term contracts, early termination fees or credit checks. Our service plans allow our customers to place unlimited calls within Cricket service areas and receive unlimited calls from anywhere in the world.

In April 2007, we launched a new suite of Cricket rate plans, which all include unlimited wireless services, the foundation of our business. Our new premium plans offer unlimited local and U.S. long distance service from any Cricket service area and unlimited use of multiple calling features and messaging services, bundled with specified roaming minutes in the continental U.S. (previously only available a la carte) or unlimited mobile web access and directory assistance. Our most popular plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We have also launched a new weekly rate plan, Cricket By Week, and a flexible payment option, BridgePay, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention.

With the completion of our deployment of EvDO technology across all of our existing and new markets, we are able to offer an expanded array of services to our customers, including high-demand wireless data services such as mobile content and high quality music downloads at speeds of up to 2.4 Megabits per second. We expect to continue to develop our product and service offerings in 2008 and beyond to better meet our customers’ needs.

Cricket Plan Upgrades.  We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. Examples of services that customers can add to their plans include: packages of international calling minutes to Canada and/or Mexico; roaming service packages, which allow our customers to use their Cricket phones outside of their Cricket service areas on a prepaid basis; and Cricket Flex Bucket® service, which allows our customers to pre-purchase services (including additional directory assistance calls, roaming services, domestic and international long distance, ring tones, premium short message service (SMS) and text messaging to wireless users) and applications (including customized ring tones, wallpapers, photos, greeting cards, games and news and entertainment message deliveries) on a prepaid basis.

Handsets.  Our handsets range from high-end to budget low-cost models, and include models that provide mobile web browsers, picture-enabled caller ID, color screens, high-resolution cameras with digital zoom and flash, integrated FM radio and MP3 stereo, USB, infrared and Bluetooth connectivity, over 20MB of on-board memory, and other features to facilitate digital data transmission. Currently, all of the handsets that we offer use CDMA2000 1xRTT, or CDMA 1xRTT, technology. In addition, we occasionally offer selective handset upgrade incentives for customers who meet certain criteria.

Handset Replacement and Returns.  We facilitate warranty exchanges between our customers and the handset manufacturers for handset issues that occur during the applicable warranty period, and we work with a third party who provides our customers with an extended handset warranty/insurance program. Customers have limited rights to return handsets and accessories based on the time elapsed since purchase and usage. Returns of handsets and accessories have historically been negligible.

Cricket Wireless Internet Service.  In September 2007, we introduced our first unlimited wireless broadband service in select markets. Like our Cricket unlimited service plans, this service allows customers to access the internet through their laptops for one low, flat rate with no long-term commitments or credit checks, and brings low-cost broadband data capability to the unlimited wireless segment. During 2008, we expect to expand the availability of our unlimited wireless broadband service.

Jump® Mobile.  Our per-minute prepaid service, Jump Mobile, brings Cricket’s attractive value proposition to customers who prefer active control over their wireless usage and allows us to better target the urban youth market. Our Jump Mobile plan allows our customers to receive unlimited calls from anywhere in the world at any time, and to place calls to any place in the U.S. (excluding Alaska) at a flat rate of $0.10 per minute, provided they have sufficient funds in their account. In addition, our Jump Mobile customers receive free unlimited inbound and outbound text messaging, provided they have a credit balance in their account, as well as access to roaming service (for $0.69 per minute), international long distance service, and other services and applications.

Customer Care and Billing

Customer Care.  We outsource our call center operations to multiple call center vendors and strive to take advantage of call centers in the U.S. and abroad to continuously improve the quality of our customer care and reduce the cost of providing care to our customers. One of our international call centers is located in Central America, which facilitates the efficient provision of customer support to our large and growing Spanish-speaking customer segment.

Billing and Support Systems.  We outsource our billing, provisioning, and payment systems with external vendors and also contract out our bill presentment, distribution and fulfillment services to external vendors.

Sales and Distribution

Our sales and distribution strategy is to continue to increase our market penetration, while minimizing expenses associated with sales, distribution and marketing, by focusing on improving the sales process for customers and by offering easy-to-understand service plans and attractive handset pricing and promotions. We believe our sales costs are lower than traditional wireless providers in part because of this streamlined sales approach.

We sell our Cricket handsets and service primarily through two channels: Cricket’s own retail locations and kiosks (the direct channel); and authorized dealers and distributors, including premier dealers, local market authorized dealers, national retail chains and other indirect distributors (the indirect channel). Premier dealers are independent dealers that sell Cricket products, usually exclusively, in stores that look and function similar to our company-owned stores, enhancing the in-store experience and the level of customer service for customers and expanding our brand presence within a market. As of December 31, 2007, we and LCW Operations had 152 direct locations and 2,690 indirect distributors, including approximately 790 premier dealers. Our direct sales locations were responsible for approximately 22% of our gross customer additions in 2007. Premier dealers tend to generate significantly more business than other indirect dealers. We strategically place our direct and indirect retail locations to enable us to focus on our target customer demographic and provide the most efficient market coverage while minimizing cost. As a result of our product design and cost efficient distribution system, we have been able to achieve a cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer, that is significantly lower than most of our competitors.

We are focused on building and maintaining brand awareness in our markets and improving the productivity of our distribution system. We combine mass and local marketing strategies to build brand awareness of the Cricket service within the communities we serve. In order to reach our target segments, we advertise primarily on radio stations and, to a lesser extent, on television and in local publications. We also maintain the Cricket website (www.mycricket.com) for informational, e-commerce, and customer service purposes. Some third party internet retailers sell the Cricket service over the internet and, working with a third party, we have also developed and launched internet sales on our Cricket website. We also have redesigned and re-merchandized our stores and introduced a new sales process aimed at improving both the customer experience and our average revenue per user.

As a result of these marketing strategies and our unlimited calling value proposition, we believe our advertising expenditures are generally at much lower levels than those of traditional wireless carriers. We also believe that our CPGA is one of the lowest in the industry. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance Measures.”

Network and Operations

We have deployed in each of our markets a high quality CDMA 1xRTT network that delivers high capacity and outstanding quality at a low cost that can be easily upgraded to support enhanced capacity. During 2007, we completed the upgrade to EvDO technology in all existing and new markets, providing us the technical ability to support next generation high-speed data services. Our network has regularly been ranked by third party surveys commissioned by us as one of the top networks within the advertised coverage area in the markets Cricket serves.

Our service is based on providing customers with levels of usage equivalent to landline service at prices substantially lower than those offered by most of our wireless competitors for similar usage and at prices that are competitive with unlimited wireline plans. We believe our success depends on operating our CDMA 1xRTT network to provide high quality, concentrated coverage and capacity rather than the broad, geographically dispersed coverage provided by traditional wireless carriers. CDMA 1xRTT technology provides us substantially higher capacity than other technologies, such as global system for mobile communications (GSM).

As of December 31, 2007, our wireless network consisted of approximately 5,100 cell sites (most of which are co-located on leased facilities), a Network Operations Center, or NOC, and 31 switches in 33 switching centers. A switching center serves several purposes, including routing calls, supervising call originations and terminations at cell sites, managing call handoffs and access to and from the public switched telephone network, or PSTN, and other value-added services. These locations also house platforms that enable services including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24 hours per day monitoring capabilities every day of the year for all network nodes to ensure highly reliable service to our customers.

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

We generally build out our Cricket network in local population centers of metropolitan communities serving the areas where our customers live, work and play. During 2007, we expanded our network coverage and capacity in many of our existing markets, allowing us to offer our customers a larger local calling area. During this period, we deployed approximately 300 new cell sites in our established existing markets, thereby adding approximately 2 million POPs to our network footprint in these markets. For example, in Arizona we significantly expanded our network footprint in our Phoenix and Tucson markets and are joining these two markets into a single, contiguous local calling area for the first time. We expect to deploy approximately 250 cell sites in our established existing markets during 2008.

Some of the Auction #66 licenses we and Denali License purchased include large regional areas covering both rural and metropolitan communities. Based on our preliminary analysis of the potential new markets covered by these Auction #66 licenses, we believe that a significant portion of the POPs included within such new licenses may not be well suited for Cricket service. Therefore, among other things, we and/or Denali License may seek to partner with others, sell spectrum or pursue alternative products or services to utilize or benefit from the spectrum not otherwise used for Cricket service.

Arrangements with LCW Wireless

In July 2006, we acquired a 72% non-controlling membership interest in LCW Wireless. In December 2006, we completed the replacement of certain network equipment of LCW Operations, entitling us to receive additional membership interests in LCW Wireless. The membership interests in LCW Wireless are now held as follows: Cricket holds a 73.3% non-controlling membership interest; CSM Wireless, LLC, or CSM, holds a 24.7% non-controlling membership interest; and WLPCS Management, LLC, or WLPCS, holds a 2% controlling membership interest. WLPCS contributed $1.3 million in cash to LCW Wireless in exchange for its controlling membership interest. LCW Wireless is a “very small business” designated entity under FCC regulations, which owned a wireless license for Portland, Oregon and to which we contributed two wireless licenses in Salem and Eugene, Oregon, related operating assets and approximately $21 million in cash.

LCW Wireless, together with its wholly owned subsidiaries, is a wireless communications carrier that offers digital wireless service in the Oregon market cluster through its subsidiary, LCW Operations, under the Cricket and Jump Mobile brands. LCW Operations launched service in Portland, Oregon in December 2006, creating a market cluster with its existing Salem and Eugene markets covering approximately 2.7 million POPs.

We anticipate that LCW Wireless’ working capital needs will be funded through Cricket’s initial equity contribution and through third party debt financing. In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33%. The obligations under the loans are guaranteed by LCW Wireless and LCW License. Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets with restrictions on the use or proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things.

Limited Liability Company Agreement.  In July 2006, Cricket entered into the LLC Agreement of LCW Wireless, LLC, or the LCW LLC Agreement, with CSM and WLPCS. Under the LCW LLC Agreement, a board of managers has the right and power to manage, operate and control LCW Wireless and its business and affairs, subject to certain protective provisions for the benefit of Cricket and CSM. The board of managers is currently comprised of five members, with three members designated by WLPCS (who have agreed to vote together as a block), one member designated by CSM and one member designated by Cricket. In the event that LCW Wireless fails to qualify as an “entrepreneur” and a “very small business” under FCC rules, then in certain circumstances, subject to FCC approval, WLPCS is required to sell its entire equity interest to LCW Wireless or a third party designated by the non-controlling members.

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

Under the LCW LLC Agreement, CSM also has the option, during specified periods, to put its entire equity interest in LCW Wireless to Cricket in exchange for either cash, Leap common stock, or a combination thereof, as determined by Cricket at its discretion, for a purchase price calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance.

Management Agreement.  In July 2006, Cricket and LCW Wireless entered into a management services agreement, pursuant to which LCW Wireless has the right to obtain management services from Cricket in exchange for a monthly management fee based on Cricket’s costs of providing such services plus a mark-up for administrative overhead.

Arrangements with Denali

In May 2006, Cricket and Denali Spectrum Manager, LLC, or DSM, formed Denali as a joint venture to participate (through its wholly owned subsidiary, Denali License) in Auction #66 as a “very small business” designated entity under FCC regulations. Cricket owns an 82.5% non-controlling membership interest and DSM owns a 17.5% controlling membership interest in Denali. DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket. On April 30, 2007, Denali purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S. as a designated entity through its wholly owned subsidiary Denali License.

Cricket’s principal agreements with the Denali entities are summarized below.

Limited Liability Company Agreement.  In July 2006, Cricket and DSM entered into an amended and restated limited liability company agreement, or the Denali LLC Agreement, under which Cricket and DSM made equity investments in Denali of approximately $7.6 million and $1.6 million, respectively. In October 2006, Cricket and DSM made further equity investments in Denali of $34.2 million and $7.3 million, respectively. In September and October 2007, Cricket and Denali made further equity investments in Denali of $41.8 million and $8.9 million, respectively.

Under the Denali LLC Agreement, DSM, as the sole manager of Denali, has the exclusive right and power to manage, operate and control Denali and its business and affairs, subject to certain protective provisions for the benefit of Cricket including, among other things, Cricket’s consent to the acquisition of wireless licenses or the sale of its wireless licenses or the sale of any additional membership interests. DSM can be removed as the manager of Denali in certain circumstances, including DSM’s fraud, gross negligence or willful misconduct, DSM’s insolvency or bankruptcy, or DSM’s failure to qualify as an “entrepreneur” and a “very small business” under FCC regulations, or other limited circumstances.

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

Senior Secured Credit Agreement.  In July 2006, Cricket entered into a senior secured credit agreement with Denali License and Denali. Pursuant to this agreement, as amended, Cricket loaned to Denali License approximately $223.4 million to fund the payment of its net winning bid in Auction #66. Under the agreement, Cricket also agreed to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the license for which it was the winning bidder (approximately $44.5 million) to fund a portion of the costs of the construction and operation of the wireless network using such license, which build-out loan sub-facility may be increased from time to time with Cricket’s approval. As at December 31, 2007, Cricket had loaned to Denali License approximately $6.0 million under this build-out loan sub-facility. Loans under the credit agreement accrue interest at the rate of 14% per annum and such interest is added to principal quarterly. All outstanding principal and accrued interest is due on the fourteenth anniversary of the grant date of the wireless license awarded to Denali License in Auction #66. Outstanding principal and accrued interest is amortized in quarterly installments commencing on the tenth anniversary of the license grant date. However, if DSM makes an offer to sell its membership interest in Denali to Cricket under the Denali LLC Agreement and Cricket accepts such offer, then the amortization commencement date under the credit agreement will be extended to the first business day following the date on which Cricket has paid DSM the offer price for its membership interest in Denali. Denali License may prepay loans under the credit agreement at any time without premium or penalty. In February 2008, Cricket entered into a letter of credit and reimbursement agreement, under which Cricket agreed to use reasonable efforts to procure stand-by letters of credit from financial institutions in favor of certain vendors and lessors of Denali in connection with its build-out activities, the aggregate stated amount of which may not exceed $7.5 million. Denali is required to reimburse Cricket with respect to any drawing under a letter of credit, and to pay interest with respect to any unreimbursed drawing. The obligations of Denali License and Denali under these agreements are secured by all of the personal property, fixtures and owned real property of Denali License and Denali, subject to certain permitted liens.

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

Alaska Native Broadband

In November 2004, we acquired a 75% non-controlling membership interest in Alaska Native Broadband 1, LLC, or ANB 1, whose wholly owned subsidiary, Alaska Native Broadband 1 License, LLC, or ANB 1 License, participated in the FCC’s Auction #58. Alaska Native Broadband, LLC, or ANB, owned a 25% controlling membership interest in and was the sole manager of ANB 1, and ANB 1 was the sole member and manager of ANB 1 License. ANB 1 License was eligible to bid on certain restricted licenses offered by the FCC in Auction #58 as a designated entity. In January 2007, ANB exercised its option to sell its entire 25% controlling interest in ANB 1 to Cricket. The FCC approved the application to transfer control of ANB 1 License to Cricket, we closed the sale transaction on March 5, 2007, and ANB and ANB 1 License became guarantors under our senior secured credit agreement, or Credit Agreement, and our senior unsecured indenture. On December 31, 2007, ANB 1 License transferred its wireless licenses to a Cricket subsidiary and ANB 1 and ANB 1 License were merged into Cricket, with Cricket as the surviving entity.

Competition

The telecommunications industry is very competitive. We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, AT&T, Sprint Nextel (and Sprint Nextel affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. AT&T, Sprint Nextel, T-Mobile

and Verizon Wireless have each recently announced flat-rate unlimited service offerings. In addition, Sprint Nextel offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. Sprint Nextel has expanded and may further expand its Boost Unlimited service offering into certain markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition to Cricket service in markets in which our service offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We also face competition from resellers or mobile virtual network operators, or MVNOs, such as Virgin Mobile USA, TracFone Wireless, and others, which provide wireless services to customers but do not hold FCC licenses or own network facilities. These resellers purchase bulk wireless telephone services and capacity from wireless providers and resell to the public under their own brand name generally through mass market retail outlets. Wireless providers are also increasingly competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and internet access, are now available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

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

There has also been an increasing trend towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. These consolidated carriers may have substantially larger service areas, more capacity and greater financial resources and bargaining power than we do. As consolidation creates even larger competitors, the advantages our competitors have may increase. For example, in connection with the offering of our roaming service, we have encountered problems with certain large wireless carriers in negotiating reasonable terms for roaming arrangements, and believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services. Additionally, these agreements can be terminated by the carriers.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. We compete for customers based on numerous factors, including wireless system coverage and quality, service value proposition (minutes and features relative to price), local market presence, digital voice and features, customer service, distribution strength, and brand name recognition. Some competitors also market other services, such as landline local exchange and internet access services, with their wireless service offerings. For example, T-Mobile has introduced an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. Competition has caused, and we anticipate it will continue to cause, market prices for two-way wireless products and services to decline. Our ability to compete successfully will depend, in part, on our ability to distinguish our Cricket service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Because many of the wireless operators in our markets have substantially greater financial resources than we do, they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those we could offer. In addition, to the extent that products or services that we offer, such as roaming capability, may depend upon negotiations with other wireless operators, discriminatory behavior by such operators or their refusal to negotiate with us could adversely affect our business. While we believe that our cost structure, combined with the differentiated value proposition that our Cricket service represents in the wireless marketplace, provides us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.

The FCC is currently pursuing policies designed to increase the number of wireless licenses available and new wireless provider competition. For example, the FCC has adopted rules that allow Personal Communications Service, or PCS, and other wireless licenses to be partitioned, disaggregated and leased. The FCC also continues to allocate and auction additional spectrum that can be used for wireless services. In February 2005, the FCC completed Auction #58, in which additional PCS spectrum was auctioned in numerous markets, including many markets where we currently provide service. In addition, the FCC in 2006 auctioned an additional 90 MHz of nationwide spectrum in the 1700 MHz to 2100 MHz band for AWS in Auction #66, and in January 2008 began an auction of 62 MHz of additional spectrum in the 700 MHz band (referred to in this report as Auctions #73 and #76). New companies, such as cable television operators or satellite operators, have purchased or may purchase licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us.

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

Our plan of reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. On the effective date of our plan of reorganization, our long-term indebtedness was reduced from a book value of more than $2.4 billion to indebtedness with an estimated fair value of $412.8 million, consisting of new Cricket 13% senior secured pay-in-kind notes due in 2011 with a face value of $350 million and an estimated fair value of $372.8 million, issued on the effective date of the plan of reorganization, and approximately $40 million of remaining indebtedness to the FCC (net of the repayment of $45 million of principal and accrued interest to the FCC on the effective date of the plan of reorganization). We entered into new syndicated senior secured credit facilities in January 2005, and we used a portion of the proceeds from the $500 million term loan included as a part of such facilities to redeem Cricket’s 13% senior secured pay-in-kind notes, to repay our remaining approximately $41 million of outstanding indebtedness and accrued interest to the FCC and to pay transaction fees and expenses of $6.4 million.

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

Licensing of our Wireless Service Systems

Cricket and LCW License hold PCS licenses, and Cricket and Denali License hold AWS licenses. The licensing rules that apply to these two services are summarized below.

PCS Licenses.  A broadband PCS system operates under a license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice applications. Narrowband PCS systems, in contrast, generally are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the U.S. PCS markets into 51 large regions called major trading areas, or MTAs, which in turn are comprised of 493 smaller regions called basic trading areas, or BTAs. The FCC awards two broadband PCS licenses for each MTA and four licenses for each BTA. Thus, generally, six licensees are authorized to compete in each area. The two MTA licenses authorize the use of 30 MHz of spectrum. One of the BTA licenses is for 30 MHz of spectrum, and the other three BTA licenses are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion to a third party on either a geographic or frequency basis or both. Over time, the FCC has also further split licenses in connection with re-auctions of PCS spectrum, creating additional 15 MHz and 10 MHz licenses.

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

All PCS licenses have a 10-year term, at the end of which they must be renewed. Our PCS licenses began expiring in 2006 and will continue to expire through 2015. The FCC’s rules provide a formal presumption that a PCS license will be renewed, called a “renewal expectancy,” if the PCS licensee (1) has provided “substantial service” during its past license term, and (2) has substantially complied with applicable FCC rules and policies and the Communications Act of 1934, as amended, or Communications Act. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period and, subject to a comparative hearing, may award the license to another party. If the FCC does not grant a renewal expectancy with respect to one or more of our licenses, or renew one or more of our licenses, our business may be materially harmed.

AWS Licenses.  Recognizing the increasing consumer demand for wireless mobile services, the FCC has allocated additional spectrum that can be used for two-way mobile wireless voice and broadband services, including AWS spectrum. The FCC has licensed six frequency blocks consisting of one 20 MHz license in each of 734 cellular market areas, or CMAs; one 20 MHz license and one 10 MHz license in each of 176 economic areas, or EAs; and two 10 MHz licenses and one 20 MHz license in each of 12 regional economic area groupings, or REAGs. The FCC auctioned these licenses in Auction #66. In that auction, we purchased 99 wireless licenses for an aggregate purchase price of $710.2 million. Denali License also acquired one wireless license on April 30, 2007 for a net purchase price of $274.1 million.

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

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali License considered the estimated cost and time frame required to clear the spectrum which we and Denali License purchased in Auction #66 while placing bids in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the spectrum for classified purposes. Although the government has agreed to clear that spectrum to allow the holders to utilize their AWS licenses in the affected areas, the government is only providing limited information to spectrum holders about these classified uses which creates additional uncertainty about the time at which such spectrum will be available for commercial use. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we and Denali License purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. If these agencies do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets.

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

The FCC has initiated a rulemaking proceeding focused on addressing the alleged abuses of its designated entity program. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. As a result, the FCC issued an initial round of changes aimed at curtailing certain types of spectrum leasing and wholesale capacity arrangements between wireless carriers and designated entities that it felt called into question the designated entity’s overall control of the venture. The FCC also changed its unjust enrichment rules, designed to trigger the repayment of auction bidding credits, as follows: For the first five years of its license term, if a designated entity loses its eligibility or seeks to transfer its license or to enter into a de facto lease with an entity that does not qualify for bidding credits, 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. For years six and seven of the license term, 75 percent of the bidding credit, plus interest, would be owed. For years eight and nine, 50 percent of the bidding credit, plus interest, would be owed, and for year ten, 25 percent of the bidding credit, plus interest, would be owed. In addition, if a designated entity seeks to transfer a license with a bidding credit to an entity that does not qualify for bidding credits in advance of filing the construction notification for the license, then 100 percent of the bidding credit amount, plus interest, would be owed to the FCC. Designated entity structures are also now subject to a new rule that requires them to seek approval for any event that might affect ongoing eligibility (e.g., changes in agreements that the FCC has not previously reviewed), as well as new annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.

The FCC has invited additional comment on other changes to its designated entity rules, and recently affirmed its first round of rule changes in response to certain parties’ petitions for reconsideration. Several parties have petitioned for further review of the recent rule changes at the FCC and/or in federal appellate court. We cannot predict the degree to which the FCC’s present or future rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures, including our arrangements with respect to LCW Wireless and Denali, or our participation in future FCC spectrum auctions.

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

Auctions #73 and #76

As the FCC transitions television broadcasters to digital frequencies, it has reclaimed the 698-806 MHz band, referred to as the 700 MHz band, to make available for new commercial and public safety wireless services. The

FCC has already assigned licenses for certain licenses in the 700 MHz band, and on January 24, 2008 commenced the auction of 1,099 additional licenses in Auction #73, as follows: 176 EA licenses in the A Block, 734 CMA licenses in the B Block, 176 EA licenses in the E Block, 12 REAG licenses in the C Block, and 1 nationwide license, to be used as part of the 700 MHz Public/Private Partnership, in the D Block.

The FCC has set separate aggregate reserve prices for each block of 700 MHz band licenses in Auction #73. If licenses initially offered are not assigned because the auction results do not satisfy the applicable block-specific aggregate reserve price(s), the agency will offer alternative licenses for the relevant blocks in a subsequent auction (which will be designated as Auction #76), subject to the same reserve prices. Only qualified bidders from Auction #73 will be permitted to participate in Auction #76.

A wholly owned subsidiary of Leap is a participant in Auctions #73 and #76. We cannot assure you that our bidding strategy will be successful in Auctions #73 and #76 or that spectrum in the auction that meets our internally developed criteria will be available to us at acceptable prices. In addition, FCC anonymous bidding and anti-collusion auction rules applicable to these auctions restrict certain business communications that we can enter into with other applicants, as well as the degree of public disclosure we can make regarding our bidding activities. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition or sale of licenses or licensees, may implicate the anti-collusion rule if both parties to the discussions are competing applicants in the auctions and, in the course of discussions, the parties exchange information that could directly or indirectly affect their bids, bidding strategy, or the post-auction market structure. These restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other parties during the auctions, which could last three to six months, or more.

FCC Regulation Generally

The FCC has a number of other complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC requires wireless carriers to make available emergency 911, or E911, services, including enhanced E911 services that provide the caller’s telephone number and detailed location information to emergency responders, as well as a requirement that E911 services be made available to users with speech or hearing disabilities. Our obligations to implement these services occur on a market-by-market basis as emergency service providers request the implementation of enhanced E911 services in their locales. Absent a waiver, a failure to comply with these requirements could subject us to significant penalties. Furthermore, the FCC has initiated a comprehensive re-examination of E911 location accuracy and reliability requirements. The FCC recently issued an order requiring wireless carriers to satisfy E911 location and reliability standards at a geographical level defined by the coverage area of a Public Safety Answering Point (or PSAP) and has indicated that further action may be taken in future proceedings to establish more stringent, uniform location accuracy requirements across technologies, and to promote continuing development of technologies that might enable carriers to provide public safety with better information for locating persons in the event of an emergency. We cannot predict whether or how such actions will affect our business, financial condition or results of operations.

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

The FCC has the authority to order interconnection between commercial mobile radio service operators and incumbent local exchange carriers, and FCC rules provide that all local exchange carriers must enter into compensation arrangements with commercial mobile radio service carriers for the exchange of local traffic, whereby each carrier compensates the other for terminating local traffic originating on the other carrier’s network. As a commercial mobile radio services provider, we are required to pay compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive compensation when we transport and terminate a local call that originated on a wireline local exchange network. We negotiate interconnection arrangements for our network with major incumbent local exchange carriers and other independent telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC’s interconnection rules and rulings, as well as state arbitration proceedings, will directly impact the nature and costs of facilities necessary for the interconnection of our network with other telecommunications networks. They will also determine the amount we receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers. The FCC is currently considering changes to the local exchange-commercial mobile radio service interconnection and other intercarrier compensation arrangements, and the outcome of such proceedings may affect the manner in which we are charged or compensated for the exchange of traffic.

The FCC recently adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide any regulatory framework or scheme for determining roaming rates for voice services and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed a petition with the FCC, asking that it reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the timeframe in which it might do so. Our inability to obtain roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our churn and decrease our revenues, which could materially adversely affect our business, financial condition and results of operations.

The FCC recently released an order purporting to implement certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including up to 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order was expected to become effective sometime in 2008. However, on February 28, 2008, the United States Court of Appeals for the District of Columbia Circuit stayed the effective date of the order pending resolution of a petition for review of the FCC’s rules. In order for us to comply with the requirements of the order, we would likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. We are currently evaluating our compliance with this order should it become effective and the potential costs that may be incurred to achieve compliance could be material.

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

Intellectual Property

We have pursued registration of our primary trademarks and service marks in the United States. Leap is a U.S. registered trademark of Leap, and a trademark application for the Leap logo is pending. Cricket, Jump, the Cricket “K” and Flex Bucket are U.S. registered trademarks of Cricket. In addition, the following are trademarks or service marks of Cricket: BridgePay, Cricket By Week, Cricket Choice, Cricket Connect and Cricket Nation.

As of December 31, 2007, we had two issued patents relating to our local, unlimited wireless services offerings, and numerous other issued patents relating to various technologies we previously acquired. We also have several patent applications pending in the United States relating to our wireless services offerings, including an application to amend one of our issued patents. We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may be issued will provide competitive advantages to us. See “Item 3. Legal Proceedings — Patent Litigation” below.

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

Financial Information Concerning Segments and Geographical Information

Financial information concerning our operating segment and the geographic area in which we operate is included in “Part II — Item 8. Financial Statements and Supplementary Data” of this report.

Employees

As of December 31, 2007, Cricket employed 2,425 full-time employees, and Leap had no employees.

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

Inflation

We believe that inflation has not had a material effect on our results of operations.

Executive Officers of the Registrant

Name	Age	Position with the Company

S. Douglas Hutcheson	51	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Albin F. Moschner	55	Executive Vice President and Chief Marketing Officer
Glenn T. Umetsu	58	Executive Vice President and Chief Technical Officer
William Ingram	50	Senior Vice President, Financial Operations and Strategy
Robert J. Irving, Jr.	52	Senior Vice President, General Counsel and Secretary
Steven R. Martin	47	Acting Chief Accounting Officer
Leonard C. Stephens	51	Senior Vice President, Human Resources

S. Douglas Hutcheson was appointed as our chief executive officer, or CEO, and president in February 2005, and has served as a member of our board of directors since then, and has also served as our acting chief financial officer, or CFO, since September 2007, having previously served as our president and CFO from January 2005 to February 2005, as our executive vice president and CFO from January 2004 to January 2005, as our senior vice president and CFO from August 2002 to January 2004, as our senior vice president and chief strategy officer from March 2002 to August 2002, as our senior vice president, product development and strategic planning from July 2000 to March 2002, as our senior vice president, business development from March 1999 to July 2000 and as our vice president, business development from September 1998 to March 1999. From February 1995 to September 1998, Mr. Hutcheson served as vice president, marketing in the Wireless Infrastructure Division at Qualcomm Incorporated. Mr. Hutcheson is on the board of directors of the Children’s Museum of San Diego and of San Diego’s Regional Economic Development Corporation. Mr. Hutcheson holds a B.S. in mechanical engineering from California Polytechnic University and an M.B.A. from University of California, Irvine.

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

William Ingram has served as our senior vice president, financial operations and strategy since February 2008, having previously served as a consultant to us since August 2007. Prior to joining us, Mr. Ingram served as vice president and general manager of AudioCodes, Inc., a telecommunications equipment company from July 2006 to March 2007. Prior to that, Mr. Ingram served as the president and chief executive officer of Nuera Communications, Inc., a provider of VoIP infrastructure solutions, from September 1996 until it was acquired by AudioCodes, Inc. in July 2006. Prior to joining Nuera Communications in 1996, Mr. Ingram served as the chief operating officer of the clarity products division of Pacific Communication Sciences, Inc. a provider of wireless data communications products, as president of Ivie Industries, Inc. a computer security and hardware manufacturer, and as president of KevTon, Inc. an electronics manufacturing company. Mr. Ingram holds an A.B. in economics from Stanford University and an M.B.A. from Harvard Business School.

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

Steven R. Martin has served as our acting chief accounting officer since February 2008, having previously served as an accounting consultant to us and our Audit Committee since October 2007. From July 2005 to September 2007, Mr. Martin served as vice president and chief financial officer of Stratagene Corporation, a publicly traded life sciences company, and served as director of finance of Stratagene Corporation from May 2004 to July 2005. From March 2001 to May 2003, Mr. Martin served as controller of Gen-Probe Incorporated, a publicly traded life sciences company. Prior to Gen-Probe, Mr. Martin held various senior finance positions at two other international manufacturing companies and was a senior audit manager at the public accounting firm of Deloitte & Touche. Mr. Martin is a certified public accountant and holds a B.S. in accounting from San Diego State University.

Leonard C. Stephens has served as our senior vice president, human resources since our formation in June 1998. From December 1995 to September 1998, Mr. Stephens was vice president, human resources operations for Qualcomm Incorporated. Before joining Qualcomm Incorporated, Mr. Stephens was employed by Pfizer Inc., where he served in a number of human resources positions over a 14-year period. Mr. Stephens holds a B.A. from Howard University.

Item 1A.  Risk Factors

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $75.9 million for the year ended December 31, 2007, $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.7 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We May Not Be Successful in Increasing Our Customer Base Which Would Negatively Affect Our Business Plans and Financial Outlook.

Our growth on a quarter-by-quarter basis has varied substantially in the past. We believe that this uneven growth generally reflects seasonal trends in customer activity, promotional activity, competition in the wireless telecommunications market, our pace of new market launches, and varying national economic conditions. Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

Our Business Could Be Adversely Affected By General Economic Conditions; If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our business could be adversely affected in a number of ways by general economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during economic downturns or during periods of high gasoline prices, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. Recent disruptions in the sub-prime mortgage market may also affect our ability to gain new customers or the ability of our existing customers to pay for their service. In addition, our rate of customer acquisition and turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, higher deactivation rates among less-tenured customers we gained as a result of our new market launches, and other competitive factors. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Our strategies to acquire new customers and address customer turnover may not be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

In July 2006, we acquired a 72% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. In December 2006, we completed the replacement of certain network equipment of a subsidiary of LCW Wireless and, as a result, we now own a 73.3% non-controlling membership interest in LCW Wireless. In July 2006, we acquired an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66. LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali, and we plan to have similar agreements in connection with any future designated entity joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

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

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based MVNOs, VoIP service providers and traditional landline service providers.

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

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless have each recently announced flat-rate unlimited service offerings. In addition, Sprint Nextel offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. Sprint Nextel has expanded and may further expand its Boost

Unlimited service offering into certain markets in which we provide service and could further expand service into other markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition in markets in which our offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operators to free up portions of their spectrum for ancillary terrestrial use, and recently permitted the offering of broadband services over power lines. In addition, the auction and licensing of new spectrum, including the 700 MHz band licenses currently being auctioned by the FCC, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

Recent Disruptions in the Financial Markets Could Affect Our Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All), and Have Other Adverse Effects On Us.

We may wish to raise significant capital to finance business expansion activities and our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms (or at all). These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in expansion activities or slow the pace of expansion activities as necessary to match our capital requirements to our available liquidity. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results. In addition, we maintain investments in commercial paper and other short-term investments, and any volatility or uncertainty in the financial markets could result in losses from a decline in the value of those investments.

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

We Are a Participant in Auctions #73 and #76, Which May Restrict Certain Business and Commercial Arrangements That We May Enter Into.

We are a participant in Auctions #73 and #76, which commenced on January 24, 2008. Our participation in these auctions may require that we raise additional capital through a combination of additional debt and/or equity financing. We cannot assure you that we will be able to obtain any such additional financing on commercially reasonable terms or at all. We intend to focus in the auctions on those areas that we believe present attractive growth prospects for our service offering based on an analysis of demographic, economic and other factors and intend to be financially disciplined with respect to prices we are willing to pay for any such licenses. We cannot, however, assure you that our bidding strategy will be successful in the auctions or that spectrum in the auctions that meets our internally developed criteria will be available to us at acceptable prices.

In addition, because we are a participant in these auctions, applicable FCC rules restrict us from engaging in certain business communications that we may desire to enter into with other auction applicants or their affiliates. For example, the FCC has indicated that discussions with other carriers regarding roaming agreements, the partitioning of markets or the disaggregation of spectrum, or the acquisition of licenses or licensees, may implicate the anti-collusion rules if both parties to the discussions are competing applicants in the auctions and, in the course of the discussions, the parties exchange information pertaining to or affecting their bids, bidding strategy or the post-auction market structure. These anti-collusion restrictions may affect the normal conduct of our business by inhibiting discussions and the conclusion of beneficial transactions with other carriers during the auction process, which could last three to six months, or more.

We Have Restated Our Prior Consolidated Financial Statements, Which Has Led to Additional Risks and Uncertainties, Including Shareholder Litigation.

As discussed in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended

December 31, 2006 filed with the SEC on December 26, 2007, we have restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004, and for the period from January 1, 2004 to July 31, 2004. In addition, we have restated our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by Leap’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In particular, three shareholder derivative actions have been filed, and we have also recently been named in a number of alleged securities class action lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims based on the restatement. We may incur substantial defense costs with respect to these claims, regardless of their outcome. Likewise, these claims might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

As described in “Part II — Item 9A. Controls and Procedures” of this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007. Currently, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

We have taken and are taking actions to remediate this material weakness. In addition, management has developed and presented to the Audit Committee a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and the committee intends to monitor such implementation. We believe that these actions will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.

We previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through September 30, 2007. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

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

Our Primary Business Strategy May Not Succeed in the Long Term.

A major element of our business strategy is to offer consumers service plans that allow unlimited calls from within a Cricket calling area for a flat monthly rate without entering into a fixed-term contract or passing a credit check. However, unlike national wireless carriers, we do not currently provide ubiquitous coverage across the U.S. or all major metropolitan centers, and instead have a smaller network footprint covering only the principal population centers of our various markets. This strategy may not prove to be successful in the long term. Some companies that have offered this type of service in the past have been unsuccessful. From time to time, we also evaluate our service offerings and the demands of our target customers and may modify, change, adjust or discontinue our service offerings or offer new services. We cannot assure you that these service offerings will be successful or prove to be profitable.

We Expect to Incur Substantial Costs in Connection With the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business.

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire in Auctions #73 or #76 or from third parties. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Any such significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would decrease earnings, OIBDA and free cash flow for the periods in which we incur such costs. If we are unable to fund the build-out of these new markets with our existing cash and our cash generated from operations, we may be required to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali License considered the estimated cost and time frame required to clear the spectrum which we and Denali License purchased in Auction #66 while placing bids in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations are using the spectrum for classified purposes. Although the government has agreed to clear that spectrum to allow the holders to utilize their AWS licenses in the affected areas, the government is only providing limited information to spectrum holders about these classified uses which creates additional uncertainty about the time at which such spectrum will be available for commercial use. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we and Denali License purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. If these agencies do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets, and as a result, could adversely affect our competitive position and results of operations.

Although our vendors have announced their intention to manufacture and supply handsets that operate in the AWS spectrum bands, these handsets are not yet commercially available. If handsets for the AWS spectrum do not become commercially available on a timely basis in the future by our suppliers, our proposed launches of new Auction #66 markets could be delayed, which would negatively impact our earnings and cash flows. Any significant increase in our expected capital expenditures in connection with the build-out and launch of Auction #66 licenses could negatively impact our earnings and free cash flow for those periods in which we incur such capital expenditures.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2007, our total outstanding indebtedness under our Credit Agreement was $886.5 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). Indebtedness under our senior secured credit facility bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. We have also issued $1,100 million in unsecured senior notes due 2014. In addition, looking forward we may raise significant capital to finance business expansion activities, which could consist of debt financing from the public and/or private capital markets.

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

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, or at all. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out our newly acquired wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including under our senior unsecured indenture or our Credit Agreement, on commercially reasonable terms, or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability to Operate Our Business.

Our senior unsecured indenture and Credit Agreement contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, the indenture and our Credit Agreement include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

Under our Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The restrictions in our Credit Agreement could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

Our Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments. Under our indenture, if a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

If we default under our indenture or our Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 constituted a default under our Credit Agreement, and the restatement of certain of our historical consolidated financial information (as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 filed with the SEC on December 26, 2007) may have constituted a default under our Credit Agreement. Although we were able to obtain limited waivers under our Credit Agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our indenture or our Credit Agreement, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of December 31, 2007, approximately 28% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Majority of Our Assets Consists of Goodwill and Other Intangible Assets.

As of December 31, 2007, 52.7% of our assets consisted of goodwill and other intangibles, including wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers If We Fail to Keep Up With These Changes.

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing technologies such as Wi-Fi, WiMax, and VoIP. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

For example, we have expended a substantial amount of capital to upgrade our network with EvDO technology to offer advanced data services. However, if such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

In addition, CDMA2000 infrastructure networks could become less popular in the future, which could raise the cost to us of equipment and handsets that use that technology relative to the cost of handsets and equipment that utilize other technologies.

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

We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. During September 2007, Amin Khalifa resigned as our executive vice president and CFO and the board of directors appointed Mr. Hutcheson to serve as acting CFO until we find a successor to Mr. Khalifa. We may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business.

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

To accommodate expected growth in our business, management has been considering replacing our customer billing and activation system, which we license from a third party. The vendor who licenses the software to us and provides certain billing services to us has a contract with us through 2010. The vendor has developed a new billing product and has introduced that product in a limited number of markets operated by another wireless carrier. The vendor was working to adapt the new billing product for our use, but we are now unlikely to use this product because the vendor has announced that it intends to exit the billing business. The vendor is currently exploring alternative exit strategies, including selling its business to a third party. If the vendor or its successor does not provide us with an improved billing system in the future, we might choose to terminate our contract for convenience and purchase a billing system from a different vendor if we believed it was necessary to do so to meet the requirements of our business. In such an event, we may owe substantial termination fees.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, see “Item 3. Legal Proceedings — Patent Litigation” for a description of our patent litigation with MetroPCS Communications, Inc., or MetroPCS, and other affiliated entities. We intend to vigorously defend against the matters brought by the MetroPCS entities. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in any of these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Item 3. Legal Proceedings — Patent Litigation” for a description of certain patent infringement lawsuits that have been brought against us.

We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with infringement claims. Our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business. For example, we purchase certain CDMA handsets that incorporate EvDO chipsets manufactured by Qualcomm Incorporated, or Qualcomm, which are the subject of patent infringement actions brought by Broadcom Corporation in separate proceedings before the United States International Trade Commission, or ITC, and the United States District Court for the Central District of California. Both the ITC and District Court have issued orders in their proceedings that prevent or limit Qualcomm’s ability, subject to various conditions and timelines, to sell, import or support the infringing chips, and restrict third parties from importing the handsets that incorporate the chips. Although these orders are currently on appeal and the ITC order is stayed as to certain third parties (including most of our handset suppliers), these patent infringement actions could have the effect of slowing or limiting our ability to introduce and offer EvDO handsets and devices to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs or require changes in current or planned operations. For example, the FCC recently released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires that wireless carriers provide emergency back-up power sources for their equipment and facilities, including up to 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. As a result, in order for us to comply with the new requirements should they become effective, we may need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals or incur additional operating expenses, and such costs could be material. In addition, state regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area.

In addition, we cannot assure you that the Communications Act from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. The FCC recently implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. We cannot predict the degree to which rule changes or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures or our participation in future FCC spectrum auctions.

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

If Call Volume Under Our Cricket Service Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position.

Cricket customers generally use their handsets for an average of approximately 1,450 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity.

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

Our Wireless Licenses are Subject to Renewal, and May Be Revoked in the Event that We Violate Applicable Laws.

Our existing wireless licenses are subject to renewal upon the expiration of the 10-year or 15-year period for which they are granted, which renewal period commenced for some of our PCS wireless licenses in 2006. The FCC will award a renewal expectancy to a wireless licensee that timely files a renewal application, has provided “substantial service” during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The FCC has routinely renewed wireless licenses in the past. However, the Communications Act provides that licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that applications competing with a license renewal application may be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. We cannot assure you that the FCC will renew our wireless licenses upon their expiration.

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of December 31, 2007, the carrying value of our wireless licenses and those of Denali License and LCW License was approximately $1.9 billion. During the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.0 million, $7.9 million and $12.0 million, respectively.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has recently auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in Auction #66, is currently auctioning additional spectrum in the 700 MHz band in Auctions #73 and #76 and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We conduct our annual tests for impairment of our wireless licenses during the third quarter of each year. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions, our spectrum holdings within a given market relative to other carriers’ holdings and qualitative demographic and economic information concerning the areas that comprise our markets. A significant impairment loss could have a material adverse effect on our operating income and on the carrying value of our wireless licenses on our balance sheet.

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

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets;

•	significant developments with respect to our intellectual property or related litigation;

•	the announcements and bidding of auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under our Credit Agreement or our indenture because of a covenant breach or otherwise; and

•	market conditions in our industry and the economy as a whole.

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

As of February 22, 2008, 68,713,151 shares of Leap common stock were issued and outstanding, and 7,426,849 additional shares of Leap common stock were reserved for issuance, including 6,094,410 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 732,439 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,435,658 shares of common stock as of February 22, 2008, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 23.1% of Leap common stock as of February 22, 2008. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 58.1% of Leap common stock as of February 22, 2008. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement, as amended, registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 17.1% of Leap’s outstanding common stock. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws or Delaware Law, and Provisions in Our Credit Agreement and Indenture, Might Discourage, Delay or Prevent a Change in Control of Our Company or Changes in Our Management and, Therefore, Depress The Trading Price of Our Common Stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company.

In addition, our Credit Agreement also prohibits the occurrence of a change of control and, under our indenture, if a “change of control” occurs, each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, Cricket leased space, totaling approximately 130,000 square feet, in three office buildings in San Diego, California for our corporate headquarters. We use these offices for engineering and administrative purposes. Cricket also leases approximately 30,000 square feet of space in Denver, Colorado which is used for sales and marketing, product development, information technology and regional administrative purposes. In addition, Cricket leased approximately 30,000 square feet of offices in Nashville, Tennessee. We use these offices for engineering and administrative purposes.

Cricket has approximately 60 additional office leases in its individual markets that range from approximately 2,500 square feet to approximately 14,000 square feet. Cricket also leases approximately 160 retail locations in its markets, including stores ranging in size from approximately 1,000 square feet to 5,600 square feet, as well as six kiosks and retail spaces within another store. In addition, as of December 31, 2007, Cricket leased approximately 5,800 cell sites, 33 switching centers and two warehouse facilities (which range in size from approximately 3,000 square feet to 20,000 square feet). We do not own any real property.

As of December 31, 2007, LCW Operations leased five retail locations in its markets, consisting of stores ranging in size from approximately 1,900 square feet to 3,400 square feet. In addition, as of December 31, 2007, LCW Operations leased approximately 285 cell site locations and one office and switch location. LCW Operations does not own any real property.

As of December 31, 2007, a wholly owned subsidiary of Denali leased approximately 105 cell sites and one office and two switch locations. Denali and its subsidiaries do not own any real property.

As we and Denali continue to develop existing Cricket markets, and as additional markets are built out, we and Denali will lease additional or substitute office facilities, retail stores, cell sites, switch sites and warehouse facilities.

Item 3.	Legal Proceedings

Patent Litigation

On June 14, 2006, we sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our CEO, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which our board of directors had previously rejected on September 16, 2007. On February 14, 2008, in response to our motion, the court re-opened the case. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, we filed an answer to the Royal Street complaint, together with counterclaims for patent infringement. We intend to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on our business, financial condition and results of operations.

On August 17, 2006, we were served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by us and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek preliminary and permanent injunction, and ask the court to award damages, including punitive damages, attorneys fees, and restitution. We have filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. On January 28, 2008, the court ordered that the stay remain in effect for a further 120 days, or until May 27, 2008. If and when the case proceeds, we intend to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on our business, financial condition and results of operations.

On June 6, 2007, we were sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. We filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” This matter has been transferred to the judge overseeing the first Minerva action, and it is likely the two actions will be consolidated. On June 7, 2007, we were sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. We and other co-defendants have filed a motion to stay the litigation pending the determination of similar litigation in the Western District of North Carolina. We intend to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. We have notified our handset suppliers of these lawsuits, the majority of whom were also sued by Minerva and Thomas in other actions, and we anticipate that we will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, we were sued by Ronald A. Katz Technology Licensing, L.P., or Katz, in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleged that we have infringed patents relating to automated telephone systems, including customer service systems, and the complaint sought damages (including enhanced damages), an injunction, and attorneys’ fees. We have since settled this matter with Katz.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc., or Visual Interactive, in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. We filed our answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against us are neither valid nor infringed by us. Visual Interactive agreed to dismiss its complaint against Leap and file an amended complaint against Cricket, and Cricket filed its answer on January 23, 2008. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On February 15, 2008, we filed a motion to sever and stay the proceedings against Cricket or, alternatively, to transfer the case to the United States District Court for the Northern District of California. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 7,156,300 entitled “ System and Method for Dispensing of a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by us of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. We intend to vigorously defend against this lawsuit. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants have since filed a motion to stay the remand pending application to the United States Supreme Court for a writ of certiorari. The Mississippi Supreme Court granted the motion and the remand is now stayed until at least April 2, 2008.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit. The arbitration is proceeding and a briefing schedule for motions for summary judgment has been set.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008, and one shareholder derivative lawsuit was filed in the United States District Court for the Southern District of California in February 2008 against certain of our current and former directors and executive officers, and against Leap as a nominal defendant. Plaintiffs in one of the state shareholder derivative lawsuits have indicated that they have filed a notice of dismissal of the lawsuit. The claims asserted in these lawsuits include breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, or the Exchange Act, arising from Leap’s restatement of its financial statements as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007, the September 2007 unsolicited merger proposal from MetroPCS and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The complaints variously seek unspecified damages, equitable and/or injunctive relief, a constructive trust, disgorgement and reasonable attorneys’ fees and costs. Due to the complex nature of the legal and factual issues involved, the outcome of these matters is not presently determinable.

We and certain of our current and former officers and directors have been named as defendants in multiple securities class action lawsuits filed in the United States District Court for the Southern District of California between November 2007 and February 2008 purportedly on behalf of investors who purchased Leap common stock between May 16, 2004 and November 9, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has been named in one of these lawsuits. The class action lawsuits allege that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and allege the individual defendants violated Section 20(a) of the Exchange Act, by making false and misleading statements about our business and financial results arising from Leap’s November 9, 2007 announcement of its restatement of its financial statements as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007. Some of these lawsuits also allege false and misleading statements revealed by Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuits seek, among other relief, determinations that the actions are proper class actions, unspecified damages and reasonable attorneys’ fees and costs. Plaintiffs have filed motions for the appointment of lead plaintiff, lead plaintiffs’ counsel and consolidation of all related cases, and these motions are scheduled to be heard on March 28, 2008. We intend to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

Other Litigation

In addition to the matters described above, we are often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which claims, based upon current information, is currently expected to have a material adverse effect on our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Leap’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

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

The following table sets forth the high and low closing prices per share of our common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Through June 30, 2006, prices for our common stock are sales prices on the NASDAQ National Market. On and after July 1, 2006, prices for our common stock are sales prices on the NASDAQ Global Select Market.

	High($)	Low($)

Calendar Year — 2006
First Quarter	43.89	34.87
Second Quarter	47.41	39.84
Third Quarter	48.18	40.87
Fourth Quarter	61.37	47.26
Calendar Year — 2007
First Quarter	68.24	58.00
Second Quarter	87.46	66.84
Third Quarter	98.33	54.47
Fourth Quarter	83.74	32.01

On February 22, 2008, the last reported sale price of Leap’s common stock on the NASDAQ Global Select Market was $36.24 per share. As of February 22, 2008, there were 68,713,151 shares of common stock outstanding held by approximately 241 holders of record.

Dividends

Leap has never paid or declared any cash dividends on its common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. As more fully described in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms of our Credit Agreement entered into in June 2006 and the indenture governing our unsecured senior notes entered into in October 2006 restrict our ability to declare or pay dividends. We intend to retain future earnings, if any, to fund our growth. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to equity compensation plans (including individual compensation arrangements) under which Leap’s common stock is authorized for issuance.

Weighted-average
	Number of securities to be		exercise price of	Number of securities
	issued upon exercise of		outstanding	remaining available for future
	outstanding options,		options, warrants	issuance under equity
Plan Category	warrants and rights		and rights	compensation plans

Equity compensation plans approved by security holders	3,374,051	(1)(2)	$45.12	3,506,007	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	3,374,051		$45.12	3,506,007

(1)	Represents shares reserved for issuance under the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, or 2004 Plan, adopted by the compensation committee of our board of directors on December 30, 2004, as contemplated by our confirmed plan of reorganization and as amended on March 8, 2007. Stock options granted prior to May 17, 2007 were granted prior to the approval of the 2004 Plan by Leap stockholders. The material features of the 2004 Plan are described in our Definitive Proxy Statement dated April 6, 2007, as filed with the SEC on such date, which description is incorporated herein by reference.

(2)	Excludes 1,404,601 shares of restricted stock issued under the 2004 Plan which are subject to release upon vesting of the shares.

(3)	Consists of 732,439 shares reserved for issuance under the Leap Wireless International, Inc. Employee Stock Purchase Plan and 2,773,568 shares reserved for issuance under the 2004 Plan.

Item 6.	Selected Financial Data (in thousands, except per share data)

The following selected financial data were derived from our audited consolidated financial statements. These tables should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. References in these tables to “Predecessor Company” refer to the Company on or prior to July 31, 2004. References to “Successor Company” refer to the Company after July 31, 2004, after giving effect to the implementation of fresh-start reporting. The financial statements of the Successor Company are not comparable in many respects to the financial statements of the Predecessor Company because of the effects of the consummation of the plan of reorganization as well as the adjustments for fresh-start reporting.

	Successor Company				Predecessor Company
				Five Months	Seven Months
				Ended	Ended	Year Ended
	Year Ended December 31,			December 31,	July 31,	December 31,
	2007	2006	2005	2004	2004	2003

Statement of Operations Data:
Revenues	$1,630,803	$1,167,187	$957,771	$350,847	$492,756	$752,937

Operating income (loss)	60,262	23,725	71,002	12,729	(34,412)	(360,925)

Income (loss) before reorganization items, income taxes and cumulative effect of change in accounting principle	(38,561)	(15,703)	52,300	(2,170)	(38,900)	(443,682)
Reorganization items, net	—	—	—	—	962,444	(146,242)
Income tax expense	(37,366)	(9,277)	(21,615)	(3,930)	(4,166)	(8,052)

Income (loss) before cumulative effect of change in accounting principle	(75,927)	(24,980)	30,685	(6,100)	919,378	(597,976)
Cumulative effect of change in accounting principle	—	623	—	—	—	—

Net income (loss)	$(75,927)	$(24,357)	$30,685	$(6,100)	$919,378	$(597,976)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.13)	$(0.41)	$0.51	$(0.10)	$15.68	$(10.20)
Cumulative effect of change in accounting principle	—	0.01	—	—	—	—

Basic earnings (loss) per share(1)	$(1.13)	$(0.40)	$0.51	$(0.10)	$15.68	$(10.20)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.13)	$(0.41)	$0.50	$(0.10)	$15.68	$(10.20)
Cumulative effect of change in accounting principle	—	0.01	—	—	—	—

Diluted earnings (loss) per share(1)	$(1.13)	$(0.40)	$0.50	$(0.10)	$15.68	$(10.20)

Shares used in per share calculations:(1)
Basic	67,100	61,645	60,135	60,000	58,623	58,604

Diluted	67,100	61,645	61,003	60,000	58,623	58,604

	As of December 31,
	Successor Company				Predecessor Company
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$433,337	$372,812	$293,073	$141,141	$84,070
Working capital (deficit)(2)	380,384	185,191	245,366	150,868	(2,255,349)
Restricted cash, cash equivalents and short-term investments	15,550	13,581	13,759	31,427	55,954
Total assets	4,432,998	4,084,947	2,499,946	2,213,312	1,756,843
Capital leases	61,538	—	—	—	—
Long-term debt(2)	2,033,902	1,676,500	588,333	371,355	—
Total stockholders’ equity (deficit)	1,724,322	1,771,793	1,517,601	1,472,347	(893,895)

(1)	Refer to Notes 2 and 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for an explanation of the calculation of basic and diluted earnings (loss) per share.

(2)	We have presented the principal and interest balances related to our outstanding debt obligations as current liabilities in the consolidated balance sheet as of December 31, 2003 as a result of the then existing defaults under the underlying agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket” brand. Our Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Operations, a designated entity under FCC regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali, which purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S. as a designated entity through its wholly owned subsidiary, Denali License. We consolidate our interests in LCW Wireless and Denali in accordance with FIN 46-R, “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses.

At December 31, 2007, Cricket service was offered in 23 states and had approximately 2.9 million customers. As of December 31, 2007, we, LCW License (a wholly owned subsidiary of LCW Operations) and Denali License owned wireless licenses covering an aggregate of 186.5 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 54 million POPs at the end of 2007, which includes new markets launched in 2007 and incremental POPs attributed to ongoing footprint expansion. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

In addition to the approximately 54 million POPs we covered at the end of 2007 with our combined network footprint, we estimate that we and Denali License hold licenses in markets that cover up to approximately 85 million additional POPs that are suitable for Cricket service, and we and Denali License have already begun the build-out of some of our Auction #66 markets. We and Denali License expect to cover up to an additional 12 to 28 million POPs by the end of 2008, bringing total covered POPs to between 66 and 82 million by the end of 2008. We and Denali License may also develop some of the licenses covering these additional POPs through partnerships with others.

The AWS spectrum that was auctioned in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. Several federal government agencies have cleared or announced plans to promptly clear spectrum covered by licenses we and Denali License purchased in Auction #66. Other agencies, however, have not yet finalized plans to relocate their use to alternative spectrum. If these agencies do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets.

Our Cricket rate plans are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our premium rate plans offer unlimited local and U.S. long distance service from any Cricket service area and unlimited use of multiple calling features and messaging services, bundled with specified roaming minutes in the continental U.S. or unlimited mobile web access and directory assistance. Our most popular plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We have also launched a new weekly rate plan, Cricket By Week, and a flexible payment option, BridgePay, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention. In September 2007, we introduced our first unlimited wireless broadband service in select markets, which allows customers to access the internet through their laptops for one low, flat rate with no long-term commitments or credit checks. Our per-minute prepaid service, Jump Mobile, brings Cricket’s attractive value proposition to customers who prefer to actively control their wireless usage and to allow us to better target the urban youth market. We expect to continue to broaden our voice and data product and service offerings in 2008 and beyond.

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

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $200 million revolving credit facility (which was undrawn at December 31, 2007). From time to time, we may also generate additional liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout 2006 and 2007, we and our joint ventures continued expanding existing market footprints and expanded into 20 new markets, increasing the number of potential customers covered by our networks from approximately 28 million covered POPs as of December 31, 2005, to approximately 48 million covered POPs as of December 31, 2006, to approximately 54 million covered POPs as of December 31, 2007. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.63 billion for fiscal 2007. During the past two years, we also introduced several higher-priced, higher-value service plans which have helped increase average revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006, to $1.57 billion for fiscal 2007. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006 and 2007. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006, to $121.2 million for fiscal 2007. Also, during the third quarter of 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $37.4 million for the year ended December 31, 2007, compared to an income tax expense of $9.3 million for the year ended December 31, 2006.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006. Our net loss increased to $75.9 million for the year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities, and our reported amounts of revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and the valuation of deferred tax assets, long-lived assets and indefinite-lived intangible assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

We believe that the following critical accounting policies and estimates involve a higher degree of judgment or complexity than others used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of LCW Wireless and Denali and their wholly owned subsidiaries. We consolidate our interests in LCW Wireless and Denali in accordance with FIN 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses. Prior to March 2007, we consolidated our interests in ANB 1 and its wholly owned subsidiary ANB 1 License in accordance with FIN 46(R). We acquired the remaining interests in ANB 1 in March 2007 and merged ANB 1 and ANB 1 License into Cricket in December 2007. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

When we activate a new customer, we frequently sell that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF Issue No. 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF Issue No. 00-21 to these transactions results in our recognition of the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that we sell directly to our customers at Cricket-owned stores, we also sell handsets to third-party dealers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives the first month of service in a bundled transaction (identical to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as consigned inventory and deferred equipment revenue until they are sold to, and service is activated by, customers.

Through a third-party provider, our customers may elect to participate in an extended handset warranty/insurance program. We recognize revenue on replacement handsets sold to our customers under the program when the customer purchases a replacement handset.

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

Depreciation and Amortization

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

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper, auction rate securities, obligations of the U.S. government, and investment grade fixed-income securities guaranteed by U.S. government agencies.

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

Wireless Licenses

We and LCW Wireless operate broadband PCS networks under wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through our and Denali License’s participation in Auction #66 in December 2006, we and Denali License acquired a number of AWS licenses that can be used to provide services comparable to the PCS services we currently provide, in addition to other advanced wireless services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses and fifteen years in the case of AWS licenses, wireless licenses are considered to be indefinite-lived intangible assets because we and LCW Wireless expect to continue to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our and our consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, we evaluate the remaining useful life of our indefinite lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, we test the wireless license for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. The wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to our quarterly evaluation of the indefinite useful lives of our wireless licenses, we also test our wireless licenses for impairment in accordance with SFAS 142 on an annual basis. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. The spectrum that we and Denali License purchased in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The spectrum clearing costs we and Denali License incur are capitalized to wireless licenses.

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

Impairment of Indefinite-Lived Intangible Assets

We assess potential impairments to our indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year.

The wireless licenses in our operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. Our non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of our wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions, pricing trends among historical wireless license transactions and qualitative demographic and economic information concerning the areas that comprise our markets. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations.

The goodwill impairment test involves a two-step process. First, the book value of our net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of our net assets. If the fair value was determined to be less than book value, a second step would be performed to measure the amount of the impairment, if any.

The accounting estimates for our wireless licenses and goodwill require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as its views regarding our business prospects. Changes in these judgments may have a significant effect on the estimated fair values.

Share-Based Compensation

We account for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to adopting SFAS 123(R), we recognized compensation expense for employee share-based awards based on their intrinsic value on the grant date pursuant to Accounting Principles Board Opinion, or APB, No. 25 “Accounting for Stock Issued to Employees,” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

We adopted SFAS 123(R) using the modified prospective approach under SFAS 123(R) and, as a result, have not retroactively adjusted results from prior periods. The valuation provisions of SFAS 123(R) apply to awards that have been granted on or subsequent to January 1, 2006 or that were outstanding on that date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes in prior periods.

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. No share-based compensation was capitalized as part of inventory or fixed assets prior to or during 2007.

The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The methods used to determine these variables are generally similar to the methods used prior to fiscal 2006 for purposes of our pro forma information under SFAS 123. The volatility assumption is based on a combination of the historical volatility of our common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with our historical volatility because of the lack of sufficient relevant history for our common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.

As share-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2007, total unrecognized compensation cost related to unvested stock options was $45.5 million, which is expected to be recognized over a weighted-average period of 2.7 years. At December 31,

2007, total unrecognized compensation cost related to unvested restricted stock awards was $33.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Income Taxes

We calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax expense and any deferred income tax expense resulting from temporary differences arising from differing treatments of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards, and income tax credits.

We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2007, we weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax, or TMT, credit, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. We will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period. At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction to the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

Subscriber Recognition and Disconnect Policies

We recognize a new customer as a gross addition in the month that he or she activates service. The customer must pay his or her monthly service amount by the payment due date or his or her service will be suspended after a grace period of up to three days. When service is suspended, the customer will not be able to make or receive calls. Any call attempted by a suspended customer is routed directly to our customer service center in order to arrange payment. In order to re-establish service, a customer must make all past-due payments and pay a $15 reactivation charge, in addition to the amount past due, to re-establish service. If a new customer does not pay all amounts due on his or her first bill within 30 days of the due date, the account is disconnected and deducted from gross customer additions during the month in which the customer’s service was discontinued. If a customer has made payment on his or her first bill and in a subsequent month does not pay all amounts due within 30 days of the due date, the account is disconnected and counted as churn.

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

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations (in thousands, except percentages).

	Year Ended	% of 2007	Year Ended	% of 2006	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2007	Revenues	2006	Revenues	Dollars	Percent

Revenues:
Service revenues	$1,395,667		$956,365		$439,302	45.9%
Equipment revenues	235,136		210,822		24,314	11.5%

Total revenues	1,630,803		1,167,187		463,616	39.7%

Operating expenses:
Cost of service (exclusive of items shown separately below)	384,128	27.5%	264,162	27.6%	119,966	45.4%
Cost of equipment	405,997	29.1%	310,834	32.5%	95,163	30.6%
Selling and marketing	206,213	14.8%	159,257	16.7%	46,956	29.5%
General and administrative	271,536	19.5%	196,604	20.6%	74,932	38.1%
Depreciation and amortization	302,201	21.7%	226,747	23.7%	75,454	33.3%
Impairment of assets	1,368	0.1%	7,912	0.8%	(6,544)	(82.7)%

Total operating expenses	1,571,443	112.6%	1,165,516	121.9%	405,927	34.8%
Gain on sale or disposal of assets	902	0.1%	22,054	2.3%	(21,152)	(95.9)%

Operating income	$60,262	4.3%	$23,725	2.5%	$36,537	154.0%

	Year Ended	% of 2006	Year Ended	% of 2005	Change from
	December 31,	Service	December 31,	Service	Prior Year
	2006	Revenues	2005	Revenues	Dollars	Percent

Revenues:
Service revenues	$956,365		$768,916		$187,449	24.4%
Equipment revenues	210,822		188,855		21,967	11.6%

Total revenues	1,167,187		957,771		209,416	21.9%

Operating expenses:
Cost of service (exclusive of items shown separately below)	264,162	27.6%	203,548	26.5%	60,614	29.8%
Cost of equipment	310,834	32.5%	230,520	30.0%	80,314	34.8%
Selling and marketing	159,257	16.7%	100,042	13.0%	59,215	59.2%
General and administrative	196,604	20.6%	159,741	20.8%	36,863	23.1%
Depreciation and amortization	226,747	23.7%	195,462	25.4%	31,285	16.0%
Impairment of assets	7,912	0.8%	12,043	1.6%	(4,131)	(34.3)%

Total operating expenses	1,165,516	121.9%	901,356	117.2%	264,160	29.3%
Gain on sale or disposal of assets	22,054	2.3%	14,587	1.9%	7,467	51.2%

Operating income	$23,725	2.5%	$71,002	9.2%	$(47,277)	(66.6)%

The following table summarizes customer activity:

	Year Ended December 31,
	2007	2006	2005

Gross customer additions	1,974,504	1,455,810	872,271
Net customer additions	633,693	592,237	117,376
Weighted-average number of customers	2,589,312	1,861,477	1,610,170
Total customers, end of period	2,863,519	2,229,826	1,668,293

Service Revenues

Service revenues increased $439.3 million, or 45.9%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase resulted from a 39.1% increase in average total customers due to new market launches and existing market customer growth and a 4.9% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans and value added services.

Service revenues increased $187.4 million, or 24.4%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase resulted from the 15.6% increase in average total customers and a 7.6% increase in average revenues per customer. The increase in average revenues per customer was due primarily to the continued increase in customer adoption of our higher-end service plans and value-added services.

Equipment Revenues

Equipment revenues increased $24.3 million, or 11.5%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. An increase of 36.4% in handset sales volume was largely offset by increases in promotional incentives for customers and an increased shift in handset sales to our exclusive indirect distribution channel, to which handsets are sold at lower prices.

Equipment revenues increased $22.0 million, or 11.6%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. An increase of 58.5% in handset sales volume was largely offset by lower net revenues per handset sold as a result of bundling the first month of service with the initial handset price, eliminating activation fees for new customers purchasing equipment and a larger proportion of total handset sales being activated through our indirect channel partners.

Cost of Service

Cost of service increased $120.0 million, or 45.4%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 27.5% from 27.6% in the prior year period. Variable product costs increased by 1.9% as a percentage of service revenues due to increased customer usage of our value-added services. This increase was offset by a 0.9% decrease in network infrastructure costs as a percentage of service revenues and a 1.0% decrease in labor and related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

Cost of service increased $60.6 million, or 29.8%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 27.6% from 26.5% in the prior year period. Variable product costs increased by 0.6% of service revenues due to increased customer usage of our value-added services. In addition, labor and related costs increased by 0.4% of service revenues due to new market launches during 2006. The increased fixed network infrastructure costs associated with the new market launches offset the benefits of scale we would generally expect to experience with increasing customers and service revenues.

Cost of Equipment

Cost of equipment increased $95.2 million, or 30.6%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to a 36.4% increase in handset sales volume.

Cost of equipment increased $80.3 million, or 34.8%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This increase was primarily attributable to the 58.5% increase in handset sales volume, partially offset by reductions in costs to support our handset replacement programs for existing customers.

Selling and Marketing Expenses

Selling and marketing expenses increased $47.0 million, or 29.5%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.8% from 16.7% in the prior year period. This decrease was primarily attributable to a 0.7% decrease in store and staffing and related costs as a percentage of services revenues due to the increase in service revenues and consequent benefits of scale and a 1.2% decrease in media and advertising costs as a percentage of service revenues reflecting large new market launches in the prior year and consequent benefits of scale.

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

General and Administrative Expenses

General and administrative expenses increased $74.9 million, or 38.1%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.5% from 20.6% in the prior year period. Customer care expenses decreased by 0.5% as a percentage of service revenues and employee related costs decreased by 0.8% as a percentage of service revenues both due to the increase in service revenues and consequent benefits of scale. These decreases were partially offset by a 0.4%

increase in professional services fees and other expenses as a percentage of service revenues due to costs incurred in connection with the unsolicited merger proposal received from MetroPCS during 2007 and other strategic merger and acquisition activities. During the three months ended December 31, 2007, we amended the contract for our primary customer billing and activation system. The amended contract has been accounted for as a capital lease and, accordingly, amounts related to the leased elements were classified as amortization expense and interest expense, rather than as a general and administrative expense under the previous contract. These amounts approximated $4 million during the fourth quarter of 2007 and will approximate $14 million per year from 2008 to 2010.

General and administrative expenses increased $36.9 million, or 23.1%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 20.6% from 20.8% in the prior year period. Customer care expenses decreased by 1.7% as a percentage of service revenues due to decreases in call center and other customer care-related program costs. Professional services fees and other expenses decreased by 0.5% as a percentage of service revenues in the aggregate due to the increase in service revenues and consequent benefits in scale. Partially offsetting these decreases were increases in labor and related costs of 1.6% as a percentage of service revenues due primarily to new employee additions necessary to support our growth and the increase in share-based compensation expense of 0.4% as a percentage of service revenues due partially to our adoption of SFAS 123(R) in 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $75.5 million, or 33.3%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out and launch of our new markets and the improvement and expansion of our existing markets. Such expenses decreased as a percentage of service revenues compared to the corresponding period of the prior year.

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

Impairment Charges

As a result of our annual impairment tests of wireless licenses, we recorded impairment charges of $1.0 million, $4.7 million and $0.7 million during the years ended December 31, 2007, 2006 and 2005, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. In addition, we recorded an impairment charge of $3.2 million during the year ended December 31, 2006 in connection with an agreement to sell certain non-operating wireless licenses. We adjusted the carrying values of those licenses to their estimated fair values, which were based on the agreed upon sales prices.

Gains on Sale or Disposal of Assets

During the year ended December 31, 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate purchase price of $9.5 million, resulting in a net gain of $1.3 million. During the year ended December 31, 2006, we completed the sale of our wireless licenses and operating assets in the Toledo and Sandusky, Ohio markets to Cleveland Unlimited, Inc., or CUI, in exchange for $28.0 million and CUI’s equity interest in LCW Wireless, resulting in a gain of $21.6 million.

Non-Operating Items

The following tables summarize non-operating data for the Company’s consolidated operations (in thousands).

	Year Ended December 31,
	2007	2006	Change

Minority interests in consolidated subsidiaries	$1,817	$1,493	$324
Equity in net loss of investee	(2,309)	—	$(2,309)
Interest income	28,939	23,063	5,876
Interest expense	(121,231)	(61,334)	(59,897)
Other expense, net	(6,039)	(2,650)	(3,389)
Income tax expense	(37,366)	(9,277)	(28,089)

	Year Ended December 31,
	2006	2005	Change

Minority interests in consolidated subsidiaries	$1,493	$(31)	$1,524
Interest income	23,063	9,957	13,106
Interest expense	(61,334)	(30,051)	(31,283)
Other income (expense), net	(2,650)	1,423	(4,073)
Income tax expense	(9,277)	(21,615)	12,338

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries for the years ended December 31, 2007 and 2006 reflected the shares of net losses allocated to the other members of certain consolidated entities, partially offset by accretion expense associated with certain members’ put options. Minority interests in consolidated subsidiaries for the year ended December 31, 2005 reflected accretion expense only.

Equity in Net Loss of Investee

Equity in net loss of investee reflects our share of losses in a regional wireless service provider in which we previously made an investment.

Interest Income

Interest income increased $5.9 million for the year ended December 31, 2007 compared to the corresponding period of the prior year and $13.1 million for the year ended December 31, 2006 compared to the corresponding period of the prior year. These increases were primarily due to the increases in the average cash and cash equivalents and investment balances.

Interest Expense

Interest expense increased $59.9 million for the year ended December 31, 2007 compared to the corresponding period of the prior year. The increase in interest expense resulted from our issuance of $750 million and $350 million of 9.375% unsecured senior notes due 2014 during October 2006 and June 2007, respectively. See “— Liquidity and Capital Resources” below. These increases were partially offset by the capitalization of $45.6 million of interest during the year ended December 31, 2007. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets in 2008. At December 31, 2007, the effective interest rate on our $895.5 million term loan was 7.9%, including the effect of interest rate swaps, and the effective interest rate on LCW Operations’ term loans was 9.1%. We expect that interest expense will increase further in 2008 due to the additional $350 million of 9.375% unsecured senior notes due 2014 that we issued in June 2007 and the increase in the interest rate applicable to our $895.5 million term loan effective November 20, 2007. See “— Liquidity and Capital Resources” below.

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

Other Income (Expense), Net

Other expense, net of other income, increased by $3.4 million for the year ended December 31, 2007 compared to the corresponding period of the prior year. During 2007, we recorded a $5.4 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper. During January 2008, these investments declined by an additional $0.9 million.

Other income, net of other expenses, decreased by $4.1 million for the year ended December 31, 2006 compared to the corresponding period of the prior year. The decrease was primarily attributed to a write off of unamortized deferred debt issuance costs related to our previous financing arrangements, partially offset by a sales tax refund and the resolution of a tax contingency.

Income Tax Expense

During the year ended December 31, 2007, we recorded income tax expense of $37.4 million compared to income tax expense of $9.3 million during the year ended December 31, 2006. Income tax expense for the year ended December 31, 2007 consisted primarily of the tax effect of changes in deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures.

During the year ended December 31, 2007, we changed our tax accounting method for amortizing wireless licenses. Under the prior method, we began amortizing wireless licenses for tax purposes on the date a license was placed into service. Under the new tax accounting method, we generally begin amortizing wireless licenses for tax purposes on the date the wireless license is acquired. The new tax accounting method generally allows us to amortize wireless licenses for tax purposes at an earlier date and allows us to accelerate our tax deductions. At the same time, the new method increases our income tax expense due to the deferred tax effect of accelerating amortization on wireless licenses. We have applied the new method as if it had been in effect for all prior tax periods, and the resulting cumulative increase to income tax expense of $28.9 million was recorded during the year ended December 31, 2007. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which we had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, $64.7 million of net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities.

We recorded a $4.7 million income tax benefit during the year ended December 31, 2007 related to a net reduction in our effective state income tax rate. We carry a net deferred tax liability that results from the valuation allowance recorded against a majority of our deferred tax assets. A reduction to our effective state income tax rate during the year ended December 31, 2007 resulted in a reduction to our net deferred tax liability and a corresponding decrease to our income tax expense. This decrease in our effective state income tax rate was primarily attributable to expansion of our operating footprint into lower taxing states and state tax planning. We recorded an additional $2.5 million income tax benefit during the year ended December 31, 2007 due to a TMT credit, which has been recorded as a deferred tax asset. We estimate that our future TMT liability will be based on our gross revenues in Texas, rather than our apportioned taxable income. Therefore, we believe that it is more likely than not that our TMT credit will be recovered and, accordingly, we have not established a valuation allowance against this asset.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2007, we weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of the TMT credit discussed above, do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. We will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to SOP 90-7, up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS 141(R). Effective January 1, 2009, SFAS 141(R) provides that any reduction in the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. At the date of adoption and during the year ended December 31, 2007, our unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by us as a component of income tax expense but were immaterial on the date of adoption and for the year ended December 31, 2007. All of our tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

During the years ended December 31, 2006 and 2005, we recorded income tax expense of $9.3 million and $21.6 million, respectively. Income tax expense for the year ended December 31, 2006 consisted primarily of the tax effect of changes in deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures. During the year ended December 31, 2005, we recorded income tax expense at an effective tax rate of 41.3%. Despite the fact that we recorded a full valuation allowance on our deferred tax assets, we recognized income tax expense for 2005 because the release of valuation allowance associated with the reversal of deferred tax assets recorded in fresh-start reporting was recorded as a reduction of goodwill rather than as a reduction of income tax expense. The effective tax rate for 2005 was higher than the statutory tax rate due primarily to permanent items not deductible for tax purposes. We incurred tax losses for the year due to, among other things, tax deductions associated with the repayment of our 13% senior secured pay-in-kind notes and tax losses and reversals of deferred tax assets associated with the sale of wireless licenses and operating assets. We paid only minimal cash income taxes for 2006, and we expect to pay $1.3 million in cash income taxes for the year ended December 31, 2007.

Quarterly Financial Data (Unaudited)

The following tables present summarized data for each interim period for the years ended December 31, 2007 and 2006. The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007(1)	2007	2007	2007(2)

Revenues	$393,425	$397,914	$409,656	$429,808
Operating income (loss)	(1,543)	30,704	9,393	21,708
Net income (loss)	(24,224)	9,638	(43,289)	(18,052)
Basic earnings (loss) per share	(0.36)	0.14	(0.64)	(0.27)
Diluted earnings (loss) per share	(0.36)	0.14	(0.64)	(0.27)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006(3)	2006

Revenues	$281,850	$277,459	$293,266	$314,612

Operating income (loss)	21,435	11,742	7,050	(16,502)

Income (loss) before cumulative effect of change in accounting principle	18,658	2,800	(801)	(45,637)
Cumulative effect of change in accounting principle	623	—	—	—

Net income (loss)	$19,281	$2,800	$(801)	$(45,637)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.30	$0.05	$(0.01)	$(0.69)
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic earnings (loss) per share	$0.31	$0.05	$(0.01)	$(0.69)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.30	$0.05	$(0.01)	$(0.69)
Cumulative effect of change in accounting principle	0.01	—	—	—

Diluted earnings (loss) per share	$0.31	$0.05	$(0.01)	$(0.69)

(1)	During the quarter ended March 31, 2007, we recognized a net gain of $1.3 million from our sale of wireless licenses in our Peoria, Illinois, Macon-Warner Robins, Georgia and Johnstown, Pennsylvania markets.

(2)	For the three months ended December 31, 2007, we recorded adjustments related to service revenues and interest income previously reported in our 2006 annual and 2007 interim periods. These adjustments resulted from an overstatement of service revenues of $0.4 million in 2006, and $0.7 million and $0.5 million for the quarterly periods ended March 31 and June 30, 2007, respectively, and an overstatement of interest income of $1.0 million and $0.3 million for the quarterly periods ended June 30 and September 30, 2007, respectively. These adjustments resulted in a $2.9 million increase ($0.04 per share) to our net loss for the three months ended December 31, 2007. We assessed the quantitative and qualitative effects of these adjustments on each of our previously reported periods and concluded that the adjustments were not material to any period.

(3)	During the quarter ended September 30, 2006, we recognized a gain of $21.6 million from our sale of wireless licenses and operating assets in our Toledo and Sandusky, Ohio markets.

Quarterly Results of Operations Data (Unaudited)

The following table presents our unaudited condensed consolidated quarterly statement of operations data for 2007 (in thousands) which has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007(1)

Revenues:
Service revenues	$321,691	$347,253	$354,495	$372,228
Equipment revenues	71,734	50,661	55,161	57,580

Total revenues	393,425	397,914	409,656	429,808

Operating expenses:
Cost of service (exclusive of items shown separately below)	(90,440)	(90,559)	(100,907)	(102,222)
Cost of equipment	(122,665)	(90,818)	(97,218)	(95,296)
Selling and marketing	(48,769)	(47,011)	(54,265)	(56,168)
General and administrative	(65,234)	(66,407)	(68,686)	(71,209)
Depreciation and amortization	(68,800)	(72,415)	(77,781)	(83,205)
Impairment of assets	—	—	(1,368)	—

Total operating expenses	(395,908)	(367,210)	(400,225)	(408,100)
Gain (loss) on sale or disposal of assets	940	—	(38)	—

Operating income (loss)	(1,543)	30,704	9,393	21,708
Minority interests in consolidated subsidiaries	1,579	673	182	(617)
Equity in net loss of investee	—	—	(807)	(1,502)
Interest income	5,285	7,134	10,148	6,372
Interest expense	(26,496)	(27,090)	(33,336)	(34,309)
Other expense, net	(637)	—	(4,207)	(1,195)

Income (loss) before income taxes	(21,812)	11,421	(18,627)	(9,543)
Income tax expense	(2,412)	(1,783)	(24,662)	(8,509)

Net income (loss)	$(24,224)	$9,638	$(43,289)	$(18,052)

(1)	See footnote 2 to the “Quarterly Financial Data (Unaudited)” table above.

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.

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

The following table shows metric information for 2007:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007

ARPU	$44.81	$44.75	$44.51	$45.57	$44.92
CPGA	$166	$182	$199	$178	$180
CCU	$21.27	$19.87	$21.24	$21.00	$20.84
Churn	3.4%	4.3%	5.2%	4.2%	4.3%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007

Selling and marketing expense	$48,769	$47,011	$54,265	$56,168	$206,213
Less share-based compensation expense included in selling and marketing expense	(1,001)	(560)	(843)	(926)	(3,330)
Plus cost of equipment	122,665	90,818	97,218	95,296	405,997
Less equipment revenue	(71,734)	(50,661)	(55,161)	(57,580)	(235,136)
Less net loss on equipment transactions unrelated to initial customer acquisition	(4,762)	(2,591)	(5,747)	(4,766)	(17,866)

Total costs used in the calculation of CPGA	$93,937	$84,017	$89,732	$88,192	$355,878
Gross customer additions	565,055	462,434	450,954	496,061	1,974,504

CPGA	$166	$182	$199	$178	$180

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007

Cost of service	$90,440	$90,559	$100,907	$102,222	$384,128
Plus general and administrative expense	65,234	66,407	68,686	71,209	271,536
Less share-based compensation expense included in cost of service and general and administrative expense	(7,742)	(5,335)	(6,231)	(6,701)	(26,009)
Plus net loss on equipment transactions unrelated to initial customer acquisition	4,762	2,591	5,747	4,766	17,866

Total costs used in the calculation of CCU	$152,694	$154,222	$169,109	$171,496	$647,521
Weighted-average number of customers	2,393,161	2,586,900	2,654,555	2,722,631	2,589,312

CCU	$21.27	$19.87	$21.24	$21.00	$20.84

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments, cash generated from operations and cash available under our $200 million revolving credit facility, which was undrawn as of December 31, 2007. We had a total of $612.6 million in unrestricted cash, cash equivalents and short-term investments as of December 31, 2007. We generated $316.2 million of net cash from operating activities during the year ended December 31, 2007, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We may also generate liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business described below.

Our business expansion efforts include our plans to launch additional markets with spectrum licenses that we and Denali License acquired in Auction #66, which will require the expenditure of significant funds to complete the associated construction and fund the initial operating costs. Aggregate capital expenditures for build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $26.00 per covered POP, excluding capitalized interest. We and Denali License have already begun the build-out of some of our Auction #66 markets. As part of our market expansion plans, we and Denali License expect to cover up to an additional 12 to 28 million POPs by the end of 2008 and expect to cover up to an additional 28 to 50 million POPs by the end of 2010. If U.S. federal government incumbent licensees do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets. If we determine to launch more than 12 million covered POPs during 2008, or if we determine to launch more than 28 million covered POPs by the end of 2010 (or to accelerate the launch of those 28 million POPs), we will need to raise additional debt and/or equity capital to help finance this further expansion. The amount and timing of any capital requirements will depend upon the pace of our planned market expansion.

We may also pursue other strategic activities to build our business, which could include (without limitation) further expansion of our existing market footprint, broader deployment of our higher-speed data service offering, the acquisition of additional spectrum through FCC auctions or private transactions, or entering into partnerships with others to help launch additional markets. If we pursued any of these activities at a significant level, we would need to raise additional funding or re-direct capital otherwise available for the build-out of new markets.

We are a participant in Auctions #73 and #76. The first of these auctions commenced on January 24, 2008. We intend to focus in these auctions on those areas that we believe present attractive growth prospects for our service offerings, based on an analysis of demographic, economic and other factors, and we intend to be financially disciplined with respect to prices we are willing to pay for any such licenses. We cannot assure you, however, that our bidding strategy will be successful in the auctions or that spectrum in the auctions that meets our internally developed criteria will be available to us at acceptable prices.

In order to finance business expansion activities, we may raise significant additional capital. This additional funding could consist of debt and/or equity financing from the public and/or private capital markets. The amount, nature and timing of any financing will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements and overall market conditions. If we require additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities, including any plans to launch more than 12 million covered POPs during 2008 or more than 28 million covered POPs by the end of 2010, and we were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in expansion activities or slow the pace of expansion activities as necessary to match our capital requirements to our available liquidity.

Our total outstanding indebtedness under our senior secured credit agreement was $886.5 million as of December 31, 2007. In addition, we had $200 million available for borrowing under our undrawn revolving credit facility. Outstanding term loan borrowings under the senior secured credit agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). Commencing on November 20, 2007, the term loan under our senior secured credit agreement bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by us. In addition to our senior secured credit agreement, we also had $1,100 million in unsecured senior notes due 2014 outstanding as of December 31, 2007. Our $1,100 million in unsecured senior notes have no principal amortization and mature in October 2014. Of the $1,100 million of unsecured senior notes, $750 million principal amount of senior notes bears interest at 9.375% per annum and $350 million principal amount of senior notes (which were issued at a 106% premium) bears interest at an effective rate of 8.6% per annum.

The Credit Agreement and the indenture governing our $1,100 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring additional indebtedness to pay down outstanding borrowings under our Credit Agreement. If we determine to raise significant additional indebtedness, we would likely seek to amend the Credit Agreement to remove this requirement, although we cannot assure you that we will be successful in doing so. Our Credit Agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments. The restatements of our historical consolidated financial statements as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 (filed with the SEC on December 26, 2007) and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 resulted in defaults and potential defaults under our Credit Agreement that were subsequently waived by the required lenders. The restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of December 31, 2007.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to comply with the financial covenants and debt incurrence and other covenants in our Credit Agreement and unsecured senior notes indenture. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will result in improvements in our leverage ratio and other ratios underlying our financial covenants, although capital expenditures in existing markets may adversely affect our fixed charge coverage ratio. Our $1,100 million of unsecured senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our $1,100 million in unsecured senior notes and our interest rate swaps, approximately 72% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to reduce our investments in expansion activities or slow the pace of our expansion activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net cash provided by operating activities	$316,181	$289,871	$308,280
Net cash used in investing activities	(622,728)	(1,550,624)	(332,112)
Net cash provided by financing activities	367,072	1,340,492	175,764

Operating Activities

Net cash provided by operating activities increased by $26.3 million, or 9.1%, for the year ended December 31, 2007 compared to the corresponding period of the prior year. This increase was primarily attributable to higher depreciation, which more than offset the increase in our pretax loss.

Net cash provided by operating activities decreased by $18.4 million, or 6.0%, for the year ended December 31, 2006 compared to the corresponding period of the prior year. This decrease was primarily attributable to the decrease in our net income offset by higher depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was $622.7 million for the year ended December 31, 2007, which included the effects of the following transactions:

•	During January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million.

•	During March 2007, Cricket acquired the remaining 25% of the membership interests in ANB 1 for $4.7 million, following ANB’s exercise of its option to sell its entire 25% controlling interest in ANB 1 to Cricket.

•	During the year ended December 31, 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $19.0 million.

•	During the year ended December 31, 2007, we made investment purchases of $642.5 million from proceeds received from the issuances of our unsecured senior notes due 2014, offset by sales or maturities of investments of $531.0 million.

•	During the year ended December 31, 2007, we and our consolidated joint ventures purchased $504.8 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

Net cash used in investing activities was $1,550.6 million for the year ended December 31, 2006, which included the effects of the following transactions:

•	During July and October 2006, we paid to the FCC $710.2 million for the purchase of 99 licenses acquired in Auction #66, and Denali License paid $274.1 million as a deposit for a license it subsequently purchased in Auction #66.

•	During November 2006, we purchased 13 wireless licenses in North Carolina and South Carolina for an aggregate purchase price of $31.8 million.

•	During the year ended December 31, 2006, we, ANB 1 License and LCW Operations made over $590 million in purchases of property and equipment for the build-out of new markets.

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

Financing Activities

Net cash provided by financing activities was $367.1 million for the year ended December 31, 2007, which included the effects of the following transactions:

•	During the year ended December 31, 2007, we made payments of $5.2 million on our capital lease obligations relating to software licenses.

•	During the year ended December 31, 2007, we issued an additional $350 million of unsecured senior notes due 2014 at an issue price of 106% of the principal amount, which resulted in gross proceeds of $371 million, offset by payments of $9.0 million on our $895.5 million senior secured term loan.

•	During the year ended December 31, 2007, we issued common stock upon the exercise of stock options held by our employees and upon employee purchases of common stock under our Employee Stock Purchase Plan, resulting in aggregate net proceeds of $9.7 million.

Net cash provided by financing activities was $1,340.5 million for the year ended December 31, 2006, which included the effects of the following transactions:

•	In June 2006, we replaced our previous $710 million senior secured credit facility with a new amended and restated senior secured credit facility consisting of a $900 million term loan and a $200 million revolving credit facility. The replacement term loan generated net proceeds of approximately $307 million, after repayment of the principal balances of the old term loan and prior to the payment of fees and expenses. See “— Senior Secured Credit Facilities — Cricket Communications” below.

•	In October 2006, we physically settled 6,440,000 shares of Leap common stock pursuant to our forward sale agreements and received aggregate cash proceeds of $260 million (before expenses) from such physical settlements. See “— Forward Sale Agreements” below.

•	In October 2006, we borrowed $570 million under our $850 million unsecured bridge loan facility to finance a portion of the remaining amounts owed by us and Denali License to the FCC for Auction #66 licenses.

•	In October 2006, we issued $750 million of 9.375% senior notes due 2014, and we used a portion of the approximately $739 million of cash proceeds (after commissions and before expenses) from the sale to repay our outstanding obligations, including accrued interest, under our bridge loan facility. Upon repayment of our outstanding indebtedness, the bridge loan facility was terminated. See “— Senior Notes” below.

•	In October 2006, LCW Operations entered into a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.70% to 6.33% and must be repaid in varying quarterly installments beginning in 2008, with the final payment due in 2011. The loans are non-recourse to Leap, Cricket and their other subsidiaries. See “— Senior Secured Credit Facilities — LCW Operations” below.

Net cash provided by financing activities for the year ended December 31, 2005 was $175.8 million, which consisted primarily of borrowings under our term loan of $600 million, less repayments of our FCC debt of $40 million and pay-in-kind notes of $372.7 million.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under our Credit Agreement consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. As of December 31, 2007, the outstanding indebtedness was $886.5 million.

Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of December 31, 2007, the interest rate on the term loan was the London Interbank Offered Rate (LIBOR) plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket. This represents an increase of 25 basis points to the interest rate applicable to the term loan borrowings in effect on December 31, 2006. As more fully described in Note 6 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data,” on November 20, 2007, we entered into a second amendment, or the Second Amendment, to our Credit Agreement, in which the lenders waived defaults and potential defaults under the Credit Agreement arising from our breach and potential breach of representations regarding the presentation of our prior consolidated financial statements and the associated delay in filing our Quarterly Report on Form 10-Q for the three months ended September 30, 2007. In connection with this waiver, the Second Amendment also amended the applicable interest rates to term loan borrowings and our revolving credit facility.

At December 31, 2007, the effective interest rate on our term loan under the Credit Agreement was 7.9%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the LIBOR interest rate on $150 million of our indebtedness at 8.3% and $105 million of our indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements at December 31, 2007 and 2006 was an aggregate loss of $7.2 million and an aggregate gain of $3.2 million, respectively, and was recorded in other liabilities and other assets, respectively, in the consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of December 31, 2007, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under our Credit Agreement. As of December 31, 2007, borrowings under the revolving credit facility accrued interest at LIBOR plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket. This represents an increase of 25 basis points to the interest rate applicable to the revolving credit facility in effect on December 31, 2006, which increase was made under the Second Amendment, as described above.

The facilities under the Credit Agreement are guaranteed by us and all of our direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by us, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures.

The restatements of our historical consolidated financial statements as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 (filed with the SEC on December 26, 2007) and the associated delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 resulted in defaults and potential defaults under our Credit Agreement that were subsequently waived by the required lenders. The restatements did not affect our compliance with our financial covenants, and we were in compliance with these covenants as of December 31, 2007.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a former director of Leap) participated in the syndication of the term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At December 31, 2007, the effective interest rate on the term loans was 9.1%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% with respect to $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW was in compliance with the covenants as of December 31, 2007.

Forward Sale Agreements

In August 2006, in connection with a public offering of Leap common stock, Leap entered into forward sale agreements for the sale of an aggregate of 6,440,000 shares of its common stock, including an amount equal to the underwriters’ over-allotment option in the public offering (which was fully exercised). The initial forward sale price was $40.11 per share, which was equivalent to the public offering price less the underwriting discount, and was subject to daily adjustment based on a floating interest factor equal to the federal funds rate, less a spread of 1.0%. In October 2006, Leap issued 6,440,000 shares of its common stock to physically settle its forward sale agreements and received aggregate cash proceeds of $260 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

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

In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium that we received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and will be amortized as a reduction to interest expense over the term of the notes. At December 31, 2007, the effective interest rate on the $350 million of unsecured senior notes was 8.6%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet the registration statement filing requirements. Due to the restatement of our historical consolidated financial results during the fourth quarter of 2007, we were unable to file the registration statement within 150 days after issuance of the notes. Based on the anticipated filing date of the registration statement and the penalty rate applicable to the associated registration default event, we accrued additional interest expense of approximately $1.1 million as of December 31, 2007.

System Equipment Purchase Agreements

In June 2007, we entered into certain system equipment purchase agreements. The agreements generally have a term of three years pursuant to which we agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to us of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, we are entitled to certain pricing discounts, credits and incentives, which discounts, credits and incentives are subject to our achievement of our purchase commitments, and to certain technical training for our personnel. If the purchase commitment levels per the agreements are not achieved, we may be required to refund previous credits and incentives we applied to historical purchases.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

As part of our market expansion plans, we and Denali License expect to cover up to an additional 12 to 28 million POPs by the end of 2008 and expect to cover up to an additional 28 to 50 million POPs by the end of 2010 (see below, under “— Auction #66 Properties and Build-Out Plans”). Aggregate capital expenditures for build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $26.00 per covered POP, excluding capitalized interest. The amount and timing of any capital requirements will depend upon the pace of our planned market expansion. Ongoing capital expenditures to support the growth and development of our markets after their first year of commercial operation are expected to be in the mid-teens as a percentage of service revenue.

During the year ended December 31, 2007, we and our consolidated joint ventures made approximately $504.8 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for EvDO technology.

During the year ended December 31, 2006, we, ANB 1 License and LCW Operations made $591.3 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out and launch of our new markets, (iii) costs incurred by ANB 1 License and LCW Operations in connection with the build-out of their new markets, and (iv) expenditures for EvDO technology.

During the year ended December 31, 2005, we and ANB 1 License made $208.8 million in capital expenditures. These capital expenditures were primarily for: (i) expansion and improvement of our existing wireless network, (ii) the build-out and launch of the Fresno, California market and the related expansion and network change-out of our existing Visalia and Modesto/Merced markets, (iii) costs associated with the build-out of our new markets, (iv) costs incurred by ANB 1 License in connection with the build out of its new markets and (v) initial expenditures for EvDO technology.

Auction #66 Properties and Build-Out Plans

In December 2006, we completed the purchase of 99 wireless licenses in Auction #66 covering 124.9 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million. In April 2007, Denali License completed the purchase of one wireless license in Auction #66 covering 59.9 million POPs (which includes markets covering 5.8 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We and Denali License have already begun the build-out of some of our Auction #66 markets. As part of our market expansion plans, we and Denali License expect to cover 12 to 28 million additional POPs by the end of 2008 and expect to cover 28 to 50 million additional POPs by 2010. If U.S. federal government incumbent licensees do not relocate to alternative spectrum within the next several months, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets. The licenses we and Denali License purchased in Auction #66, together with the licenses we currently own, provide 20 MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

Other Acquisitions and Dispositions

In January 2007, we completed the sale of three wireless licenses that we were not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million.

In June and August 2007, we purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $18.0 million. In October 2007, we contributed an additional $1.0 million. We use the equity method to account for our investment. Our equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in our consolidated financial statements. During the year ended December 31, 2007, our share of net losses of the entity was $2.3 million.

In December 2007, we agreed to purchase Hargray Communications Group’s wireless subsidiary for $30 million. This subsidiary owns a 15 MHz wireless license covering approximately 0.8 million POPs and operates a wireless business in Georgia and South Carolina, which complements our existing market in Charleston, South Carolina. Completion of this transaction is subject to customary closing conditions, including FCC approval. The FCC issued its approval of the transaction in February 2008, but this approval has not yet become final.

In January 2008, we agreed to exchange an aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi under certain of Sprint Nextel’s existing wireless licenses. Completion of this transaction is subject to customary closing conditions, including FCC approval.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for some of our contractual obligations as of December 31, 2007 for the next five years and thereafter (in thousands). Future events, including refinancing of our long-term debt, could cause actual payments to differ significantly from these amounts.
.

	2008	2009-2010	2011-2012	Thereafter	Total

Long-term debt(1)	$12,748	$35,093	$469,008	$1,529,451	$2,046,300
Capital leases(2)	16,716	33,432	4,932	6,458	61,538
Operating leases	121,712	242,658	230,206	461,518	1,056,094
Purchase obligations(3)	291,032	128,034	16,197	1,877	437,039
Contractual interest(4)	174,852	346,610	334,546	206,742	1,062,750

Total	$617,060	$785,827	$1,054,889	$2,206,046	$4,663,721

(1)	Amounts shown for Cricket’s long-term debt include principal only. Interest on the debt, calculated at the current interest rate, is stated separately.

(2)	Amounts shown for the Company’s capital leases include principal and interest.

(3)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms including (a) fixed or minimum quantities to be purchased, (b) fixed, minimum or variable price provisions, and (c) the approximate timing of the transaction.

(4)	Contractual interest is based on the current interest rates in effect at December 31, 2007, after giving effect to our interest rate swaps, for debt outstanding as of that date.

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

The table above does not include the following contractual obligations relating to Denali: (1) Cricket’s obligation to loan to Denali License an amount equal to $0.75 times the aggregate number of POPs covered by the wireless license acquired by Denali License in Auction #66, approximately $38.5 million of which is unused, and (2) Cricket’s payment of an amount equal to DSM’s equity contributions in cash to Denali plus a specified return to DSM, if DSM offers to sell its membership interest in Denali to Cricket on or following the fifth anniversary of the initial grant to Denali License of any wireless licenses it acquires in Auction #66 and if Cricket accepts such offer.

The table above also does not include Cricket’s contingent obligation to fund an additional $4.2 million of the operations of a regional wireless service provider of which it owns approximately 20% of the outstanding membership units.

Short-Term Investments

As of December 31, 2007, through our non-controlled consolidated subsidiary, Denali, we held investments in asset-backed commercial paper, which were purchased as highly rated investment grade securities, with a par value of $32.9 million. These securities, which are collateralized, in part, by residential mortgages, have declined in value. As a result, we recognized an other-than-temporary impairment loss related to these investments in asset-backed commercial paper of approximately $5.4 million to other income (expense), net, in our consolidated statements of operations during the year ended December 31, 2007 to bring the carrying value to $27.5 million. The impairment loss was calculated based on market valuations provided by our investment broker as well as an analysis of the underlying collateral.

As of January 31, 2008, after an additional $11.3 million in asset-backed commercial paper matured, we held investments in asset-backed commercial paper with a par value of $21.6 million. During January 2008, the value of these securities declined by an additional $0.9 million to bring the carrying value to $15.3 million. Additionally, during January, we liquidated our remaining investments in auction rate securities. We did not realize any losses on the sale or maturity of these auction rate securities. Future volatility and uncertainty in the financial markets could result in additional losses.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value for accounting purposes, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure regarding fair value measurements. In February 2008, the FASB deferred for one year the requirement to adopt SFAS 157 for nonfinancial assets and liabilities that are not remeasured on a recurring basis. However, we will be required to adopt SFAS 157 in the first quarter of 2008 with respect to financial assets and liabilities and nonfinancial assets and liabilities that are remeasured at fair value on a recurring basis. We do not expect adoption of SFAS 157 to have a material impact to our consolidated financial statements with respect to financial assets and liabilities and nonfinancial assets and liabilities that are remeasured on a recurring basis and we are currently evaluating what impact SFAS 157 will have on our consolidated financial statements with respect to nonfinancial assets and liabilities that are not remeasured on a recurring basis.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We will be required to adopt SFAS 141(R) on January 1, 2009. We are currently evaluating what impact, if any, SFAS 141(R) may have on our consolidated financial statements; however, since we have significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded at the date of our emergence from bankruptcy, this standard could materially affect our results of operations if changes in the valuation allowances occur once we adopt the standard.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of December 31, 2007, approximately 72% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of unsecured senior notes which bear interest at a fixed rate of 9.375% per year. In addition, $355 million of the $886.5 million in outstanding floating rate debt under our Credit Agreement is covered by interest rate swap agreements. As of December 31, 2007, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $40 million in outstanding floating rate debt as of December 31, 2007, consisting of two term loans. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of December 31, 2007, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $571.5 million. The primary base interest rate is three month LIBOR plus an applicable margin. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.7 million.

As described in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this report, we amended our Credit Agreement on November 20, 2007. This Second Amendment increased the primary base interest rate for our term loan to three month LIBOR plus a margin of 3.0% beginning on November 20, 2007. In addition, in connection with the execution of the Second Amendment, we paid a fee equal to 25 basis points on the aggregate principal amount of the commitments and loans of each lender that executed the Second Amendment on or before 5:00 p.m. on November 19, 2007, together with the legal expenses of the administrative agent, which represented an aggregate payment of $2.7 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leap Wireless International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Leap Wireless International, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for site rental costs incurred during the construction period in 2006.

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

PricewaterhouseCoopers LLP

San Diego, California
February 28, 2008

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$433,337	$372,812
Short-term investments	179,233	66,400
Restricted cash, cash equivalents and short-term investments	15,550	13,581
Inventories	65,208	90,185
Other current assets	38,099	52,981

Total current assets	731,427	595,959
Property and equipment, net	1,316,657	1,078,521
Wireless licenses	1,866,353	1,563,958
Assets held for sale	—	8,070
Goodwill	425,782	425,782
Other intangible assets, net	46,102	79,828
Deposits for wireless licenses	—	274,084
Other assets	46,677	58,745

Total assets	$4,432,998	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$225,735	$317,093
Current maturities of long-term debt	10,500	9,000
Other current liabilities	114,808	84,675

Total current liabilities	351,043	410,768
Long-term debt	2,033,902	1,676,500
Deferred tax liabilities	182,835	148,335
Other long-term liabilities	90,172	47,608

Total liabilities	2,657,952	2,283,211

Minority interests	50,724	29,943

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares, $.0001 par value; no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares, $.0001 par value; 68,674,435 and 67,892,512 shares issued and outstanding at December 31, 2007 and 2006, respectively	7	7
Additional paid-in capital	1,808,689	1,769,772
Retained earnings (accumulated deficit)	(75,699)	228
Accumulated other comprehensive income (loss)	(8,675)	1,786

Total stockholders’ equity	1,724,322	1,771,793

Total liabilities and stockholders’ equity	$4,432,998	$4,084,947

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Service revenues	$1,395,667	$956,365	$768,916
Equipment revenues	235,136	210,822	188,855

Total revenues	1,630,803	1,167,187	957,771

Operating expenses:
Cost of service (exclusive of items shown separately below)	(384,128)	(264,162)	(203,548)
Cost of equipment	(405,997)	(310,834)	(230,520)
Selling and marketing	(206,213)	(159,257)	(100,042)
General and administrative	(271,536)	(196,604)	(159,741)
Depreciation and amortization	(302,201)	(226,747)	(195,462)
Impairment of assets	(1,368)	(7,912)	(12,043)

Total operating expenses	(1,571,443)	(1,165,516)	(901,356)
Gain on sale or disposal of assets	902	22,054	14,587

Operating income	60,262	23,725	71,002
Minority interests in consolidated subsidiaries	1,817	1,493	(31)
Equity in net loss of investee	(2,309)	—	—
Interest income	28,939	23,063	9,957
Interest expense	(121,231)	(61,334)	(30,051)
Other income (expense), net	(6,039)	(2,650)	1,423

Income (loss) before income taxes and cumulative effect of change in accounting principle	(38,561)	(15,703)	52,300
Income tax expense	(37,366)	(9,277)	(21,615)

Income (loss) before cumulative effect of change in accounting principle	(75,927)	(24,980)	30,685
Cumulative effect of change in accounting principle	—	623	—

Net income (loss)	$(75,927)	$(24,357)	$30,685

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.13)	$(0.41)	$0.51
Cumulative effect of change in accounting principle	—	0.01	—

Basic earnings (loss) per share	$(1.13)	$(0.40)	$0.51

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.13)	$(0.41)	$0.50
Cumulative effect of change in accounting principle	—	0.01	—

Diluted earnings (loss) per share	$(1.13)	$(0.40)	$0.50

Shares used in per share calculations:
Basic	67,100	61,645	60,135

Diluted	67,100	61,645	61,003

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income (loss)	$(75,927)	$(24,357)	$30,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	29,339	19,725	12,479
Depreciation and amortization	302,201	226,747	195,462
Accretion of asset retirement obligations	1,666	1,617	1,323
Non-cash interest items, net	(4,425)	(266)	(620)
Loss on extinguishment of debt	669	6,897	1,219
Deferred income tax expense	36,084	8,831	21,552
Impairment of assets	1,368	7,912	12,043
Impairment of short-term investments	5,440	—	—
Gain on sale or disposal of assets	(902)	(22,054)	(14,587)
Gain on extinguishment of asset retirement obligations	(6,089)	—	—
Minority interest activity	(1,817)	(1,493)	31
Equity in net loss of investee	2,309	—	—
Cumulative effect of change in accounting principle	—	(623)	—
Changes in assets and liabilities:
Inventories	24,977	(52,898)	(11,504)
Other assets	31,164	(26,912)	5,408
Accounts payable and accrued liabilities	(53,310)	95,502	57,514
Other liabilities	23,434	51,243	(2,725)

Net cash provided by operating activities	316,181	289,871	308,280

Investing activities:
Purchases of property and equipment	(504,770)	(591,295)	(208,808)
Change in prepayments for purchases of property and equipment	12,831	(3,846)	(9,828)
Purchases of and deposits for wireless licenses and spectrum clearing costs	(5,292)	(1,018,832)	(243,960)
Proceeds from sale of wireless licenses and operating assets	9,500	40,372	108,800
Purchases of investments	(642,513)	(150,488)	(307,021)
Sales and maturities of investments	530,956	177,932	329,043
Purchase of minority interest	(4,706)	—	—
Purchase of membership units	(18,955)	—	—
Changes in restricted cash, cash equivalents and short-term investments, net	221	(4,467)	(338)

Net cash used in investing activities	(622,728)	(1,550,624)	(332,112)

Financing activities:
Principal payments on capital lease obligation	(5,213)	—	—
Proceeds from long-term debt	370,480	2,260,000	600,000
Repayment of long-term debt	(9,000)	(1,168,944)	(418,285)
Payment of debt issuance costs	(7,765)	(22,864)	(6,951)
Minority interest contributions	8,880	12,402	1,000
Proceeds from issuance of common stock, net	9,690	1,119	—
Proceeds from physical settlement of forward equity sale	—	260,036	—
Payment of fees related to forward equity sale	—	(1,257)	—

Net cash provided by financing activities	367,072	1,340,492	175,764

Net increase in cash and cash equivalents	60,525	79,739	151,932
Cash and cash equivalents at beginning of period	372,812	293,073	141,141

Cash and cash equivalents at end of period	$433,337	$372,812	$293,073

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Retained	Other
			Additional	Unearned	Earnings	Comprehensive
	Common Stock		Paid-In	Share-Based	(Accumulated	Income
	Shares	Amount	Capital	Compensation	Deficit)	(Loss)	Total

Successor Company balance at December 31, 2004	60,000,000	$6	$1,478,392	$—	$(6,100)	$49	$1,472,347
Components of comprehensive income:
Net income	—	—	—	—	30,685	—	30,685
Net unrealized holding losses on investments	—	—	—	—	—	(57)	(57)
Unrealized gains on derivative instruments	—	—	—	—	—	2,146	2,146

Comprehensive income							32,774

Issuance of common stock under share-based compensation plans, net of repurchases	1,202,806	—	7,105	—	—	—	7,105
Unearned share-based compensation	—	—	26,317	(26,317)	—	—	—
Amortization of share-based compensation	—	—	—	5,375	—	—	5,375

Balance at December 31, 2005	61,202,806	6	1,511,814	(20,942)	24,585	2,138	1,517,601
Components of comprehensive loss:
Net loss	—	—	—	—	(24,357)	—	(24,357)
Net unrealized holding gains on investments	—	—	—	—	—	4	4
Unrealized losses on derivative instruments	—	—	—	—	—	(356)	(356)

Comprehensive loss							(24,709)

Cumulative effect of change in accounting principle	—	—	(623)	—	—	—	(623)
Reclassification of unearned share-based compensation related to the adoption of SFAS 123(R)	—	—	(20,942)	20,942	—	—	—
Issuance of common stock under forward sale agreements	6,440,000	1	258,679	—	—	—	258,680
Share-based compensation expense	—	—	19,725	—	—	—	19,725
Issuance of common stock under share-based compensation plans, net of repurchases	249,706	—	1,119	—	—	—	1,119

Balance at December 31, 2006	67,892,512	7	1,769,772	—	228	1,786	1,771,793
Components of comprehensive loss:
Net loss	—	—	—	—	(75,927)	—	(75,927)
Net unrealized holding losses on investments	—	—	—	—	—	(70)	(70)
Unrealized losses on derivative instruments	—	—	—	—	—	(10,391)	(10,391)

Comprehensive loss							(86,388)

Share-based compensation expense	—	—	29,227	—	—	—	29,227
Issuance of common stock under share-based compensation plans, net of repurchases	781,923	—	9,690	—	—	—	9,690

Balance at December 31, 2007	68,674,435	$7	$1,808,689	$—	$(75,699)	$(8,675)	$1,724,322

See accompanying notes to consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” brand. Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or credit check. Leap conducts operations through its subsidiaries and has no independent operations or sources of operating revenue other than through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”) and a designated entity under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which purchased a wireless license in the FCC’s auction for Advanced Wireless Service licenses (“Auction #66”), covering the upper mid-west portion of the United States, as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”). Leap, Cricket, and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as “the Company.”

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America.

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Leap and its wholly owned subsidiaries as well as the accounts of LCW Wireless and Denali and their wholly owned subsidiaries. The Company consolidates its interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and the Company will absorb a majority of their expected losses. Prior to March 2007, the Company consolidated its interests in Alaska Native Broadband 1, LLC (“ANB 1”) and its wholly owned subsidiary Alaska Native Broadband 1 License, LLC (“ANB 1 License”) in accordance with FIN 46(R). The Company acquired the remaining interests in ANB 1 in March 2007 and merged ANB 1 and ANB 1 License into Cricket in December 2007. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company activates a new customer, it frequently sells that customer a handset and the first month of service in a bundled transaction. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) the sale of a handset along with a month of wireless service constitutes a multiple element arrangement. Under EITF 00-21, once a company has determined the fair value of the elements in the sales transaction, the total consideration received from the customer must be allocated among those elements on a relative fair value basis. Applying EITF 00-21 to these transactions results in the Company recognizing the total consideration received, less one month of wireless service revenue (at the customer’s stated rate plan), as equipment revenue.

Equipment revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. In addition to handsets that the Company sells directly to its customers at Cricket-owned stores, the Company also sells handsets to third-party dealers. These dealers then sell the handsets to the ultimate Cricket customer, and that customer also receives the first month of service in a bundled transaction (identical to the sale made at a Cricket-owned store). Sales of handsets to third-party dealers are recognized as equipment revenues only when service is activated by customers, since the level of price reductions ultimately available to such dealers is not reliably estimable until the handsets are sold by such dealers to customers. Thus, handsets sold to third-party dealers are recorded as consigned inventory and deferred equipment revenue until they are sold to, and service is activated by, customers.

Through a third-party provider, the Company’s customers may elect to participate in an extended handset warranty/insurance program. The Company recognizes revenue on replacement handsets sold to its customers under the program when the customer purchases a replacement handset.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper, auction rate securities, obligations of the U.S. government, and investment grade fixed-income securities guaranteed by U.S. government agencies.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the years ended December 31, 2007 and 2006, the Company capitalized interest of $45.6 million and $16.7 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2007 and 2006, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company and LCW Wireless operate broadband PCS networks under wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through the Company’s and Denali License’s participation in Auction #66 in December 2006, it and Denali License acquired a number of AWS licenses that can be used to provide services comparable to the PCS services the Company currently provides, in addition to other advanced wireless services. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term, ten years in the case of PCS licenses and fifteen years in the case of AWS licenses, wireless licenses are considered to be indefinite-lived intangible assets because the Company and LCW Wireless expect to continue to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee, and management has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the Company also tests its wireless licenses for impairment in accordance with SFAS 142 on an annual basis. As of December 31, 2007 and 2006, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion and $1.6 billion,

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of December 31, 2007 there were no wireless licenses classified as assets held for sale. As of December 31, 2006, wireless licenses with a carrying value of $8.1 million were classified as assets held for sale.

The spectrum that the Company and Denali License purchased in Auction #66 currently is used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali License’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the year ended December 31, 2007, the Company and Denali License incurred approximately $3.0 million in spectrum clearing costs. No such costs were incurred during 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess of reorganization value over the fair value of identified tangible and intangible assets recorded in connection with fresh-start reporting as of July 31, 2004. Other intangible assets were recorded upon adoption of fresh-start reporting and consist of customer relationships and trademarks which are being amortized on a straight-line basis over their estimated useful lives of four and 14 years, respectively. At December 31, 2007 and 2006, there were no other intangible assets classified as assets held for sale.

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

The Company’s wireless licenses in its operating markets are combined into a single unit of accounting for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions and qualitative demographic and economic information concerning the areas that comprise its markets. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded impairment charges of $1.0 million and $4.7 million during the years ended December 31, 2007 and 2006, respectively, to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for the Company’s licenses in its operating markets as the fair value of these licenses, as a group, exceeded the carrying value.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill impairment test involves a two-step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of the Company’s net assets. If the fair value was determined to be less than book value, a second step would be performed to measure the amount of the impairment, if any. During September 2007, the Company completed the first step of the goodwill impairment test and did not identify any indicia of impairment.

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

Derivative Instruments and Hedging Activities

From time to time, the Company hedges the cash flows of a portion of its long-term debt using interest rate swaps. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.

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

At inception of the hedge and quarterly thereafter, the Company performs a quantitative and qualitative assessment to determine whether changes in the fair values or cash flows of the derivatives are deemed highly effective in offsetting changes in the fair values or cash flows of the hedged items. If at any time subsequent to the inception of the hedge, the correlation assessment indicates that the derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting and recognizes all subsequent derivative gains and losses in results of operations.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. During the year ended December 31, 2007, the Company’s share of its equity method investee losses was $2.3 million. No such amounts were recorded during 2006 as the Company did not have any equity method investments during that year.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee’s revenue and cost trends, liquidity and cash position, market acceptance of the investee’s products or services, any significant news that has been released regarding the investee, and the outlook for the overall industry in which the investee operates. If

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to the consolidated statements of operations.

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

Operating Leases

Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other long-term liabilities in the consolidated balance sheets. Rent expense totaled $127.0 million, $85.8 million and $59.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following table summarizes the Company’s asset retirement obligations as of and for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006

Asset retirement obligations, beginning of year	$20,489	$13,961
Liabilities incurred	1,602	5,174
Liabilities settled(1)	(7,944)	(263)
Accretion expense	1,666	1,617

Asset retirement obligations, end of year	$15,813	$20,489

(1)	During 2007, the Company negotiated amendments to agreements that reduced its liability for the removal of equipment on certain of its cell sites at the end of the lease term, resulting in a reduction to its liability of $7.9 million.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Debt issuance costs are amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguished debt are expensed at the time the debt is extinguished and recorded in other income (expense), net in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities. The fair value of Cricket’s term loans, based on quoted market prices, was $859.9 million as of December 31, 2007. The carrying values of LCW Operations’ term loans approximate their fair values due to the floating rates of interest on such loans. The fair value of the Company’s unsecured senior notes, based on quoted market prices, was $1,034 million as of December 31, 2007.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $63.9 million, $48.0 million and $25.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the year ended December 31, 2007, the Company weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax (“TMT”) credit, does not believe there is sufficient positive evidence and sustained operating

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to the effective date of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, SFAS 141(R) provides that any reduction in the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). At the date of adoption and during the year ended December 31, 2007, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption and for the year ended December 31, 2007. All of the Company’s tax years from 1998 to 2006 remain open to examination by federal and state taxing authorities.

The Company changed its tax accounting method for amortizing wireless licenses during the year ended December 31, 2007. Under the prior method, the Company began amortizing wireless licenses for tax purposes on the date a license was placed into service. Under the new tax accounting method, the Company generally begins amortizing wireless licenses for tax purposes on the date the wireless license is acquired. The new tax accounting method generally allows the Company to amortize wireless licenses for tax purposes at an earlier date and allows it to accelerate its tax deductions. At the same time, the new method increases the Company’s income tax expense due to the deferred tax effect of accelerating amortization on wireless licenses. The Company has applied the new method as if it had been in effect for all of its prior tax periods, and the resulting increase to income tax expense of $28.9 million was recorded during the year ended December 31, 2007. This tax accounting method change also affects the characterization of certain income tax gains and losses on the sale of non-operating wireless licenses. Under the prior method, gains or losses on the sale of non-operating licenses were characterized as capital gains or losses; however, under the new method, gains or losses on the sale of non-operating licenses for which the Company had commenced tax amortization prior to the sale are characterized as ordinary gains or losses. As a result of this change, $64.7 million of net income tax losses previously reported as capital loss carryforwards have been recharacterized as net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value in accounting principles

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally accepted in the United States of America and expands disclosure regarding fair value measurements. In February 2008, the FASB deferred for one year the requirement to adopt SFAS 157 for nonfinancial assets and liabilities that are not remeasured on a recurring basis. However, the Company will be required to adopt SFAS 157 in the first quarter of 2008 with respect to financial assets and liabilities and nonfinancial assets and liabilities that are remeasured at fair value on a recurring basis. The Company does not expect adoption of SFAS 157 to have a material impact to its consolidated financial statements with respect to financial assets and liabilities and nonfinancial assets and liabilities that are remeasured on a recurring basis and is currently evaluating what impact SFAS 157 will have on its consolidated financial statements with respect to nonfinancial assets and liabilities that are not remeasured on a recurring basis.

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

In December 2007, the FASB issued SFAS No. 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company is currently evaluating what impact, if any, SFAS 141(R) may have on its consolidated financial statements; however, since it has significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded at the date of its emergence from bankruptcy, this standard could materially affect its results of operations if changes in the valuation allowances occur once it adopts the standard.

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

Short-Term Investments

As of December 31, 2007 and 2006, all of the Company’s short-term investments were debt securities with contractual maturities of less than one year and were classified as available-for-sale. Available-for-sale securities were comprised as follows as of December 31, 2007 and 2006 (in thousands):

	As of December 31, 2007
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Commercial paper	$69,333	$—	$(135)	$69,198
Asset-backed commercial paper	26,962	—	—	26,962
U.S. government or government agency securities	52,972	103	(2)	53,073
Auction rate securities	30,000	—	—	30,000

	$179,267	$103	$(137)	$179,233

	As of December 31, 2006
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Asset-backed commercial paper	$42,498	$—	$(5)	$42,493
Commercial paper	8,238	—	—	8,238
Certificate of deposit	15,669	—	—	15,669

	$66,405	$—	$(5)	$66,400

As of December 31, 2007, through its non-controlled consolidated subsidiary, Denali, the Company held investments in asset-backed commercial paper, which were purchased as highly rated investment grade securities, with a par value of $32.9 million. These securities, which are collateralized, in part, by residential mortgages, have declined in value. As a result, the Company recognized an other-than-temporary impairment loss related to these investments in asset-backed commercial paper of approximately $5.4 million to other income (expense), net, in its consolidated statements of operations during the year ended December 31, 2007 to bring the carrying value to $27.5 million. The impairment loss was calculated based on market valuations provided by the Company’s investment broker as well as an analysis of the underlying collateral.

As of January 31, 2008, after an additional $11.3 million in asset-backed commercial matured, the Company held investments in asset-backed commercial paper with a par value of $21.6 million. During January 2008, the value of these securities declined by an additional $0.9 million to bring the carrying value to $15.3 million. Additionally, during January, the Company liquidated its remaining investments in auction rate securities. The Company did not realize any losses on the sale or maturity of these auction rate securities. Future volatility and uncertainty in the financial markets could result in additional losses.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplementary Financial Information

Supplementary Balance Sheet Information (in thousands):

	As of December 31,
	2007	2006

Other current assets:
Accounts receivable, net(1)	$21,158	$38,257
Prepaid expenses	16,076	11,808
Other	865	2,916

	$38,099	$52,981

Property and equipment, net:(2)
Network equipment	$1,421,648	$1,128,127
Computer equipment and other	184,224	100,496
Construction-in-progress	341,742	238,579

	1,947,614	1,467,202
Accumulated depreciation	(630,957)	(388,681)

	$1,316,657	$1,078,521

Other intangible assets, net:
Customer relationships	$124,715	$124,715
Trademarks	37,000	37,000

	161,715	161,715
Accumulated amortization customer relationships(3)	(106,583)	(75,500)
Accumulated amortization trademarks(3)	(9,030)	(6,387)

	$46,102	$79,828

Accounts payable and accrued liabilities:
Trade accounts payable	$109,781	$218,020
Accrued payroll and related benefits	41,048	29,450
Other accrued liabilities	74,906	69,623

	$225,735	$317,093

Other current liabilities:
Deferred service revenue(4)	$45,387	$32,929
Deferred equipment revenue(5)	14,615	16,589
Accrued sales, telecommunications, property and other taxes payable	20,903	15,865
Accrued interest	18,508	13,671
Other	15,395	5,621

	$114,808	$84,675

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	As of December 31, 2007, approximately $49.5 million of gross assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $5.6 million at December 31, 2007.

(3)	Amortization expense for other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $33.7 million, $33.7 million and $34.5 million, respectively. Estimated amortization expense for intangible assets for 2008 is $20.8 million, from 2009 through 2012 is $2.6 million in each year and totals $14.8 million thereafter.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Supplementary Cash Flow Information (in thousands):

	December 31,
	2007	2006	2005

Supplementary disclosure of cash flow information:
Cash paid for interest	$161,280	$61,360	$55,653
Cash paid for income taxes	$506	$1,034	$305
Supplementary disclosure of non-cash investing activities:
Contribution of wireless licenses	$25,130	$16,100	$—
Supplementary disclosure of non-cash financing activities:
Assets acquired through capital lease arrangements	$40,799	$—	$—

Note 5.	Basic and Diluted Earnings (Loss) Per Share

A reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding used in calculating basic and diluted earnings (loss) per share is as follows (in thousands):

	December 31,
	2007	2006	2005

Basic weighted-average shares outstanding	67,100	61,645	60,135
Effect of dilutive common share equivalents:
Non-qualified stock options	—	—	130
Restricted stock awards	—	—	472
Warrants	—	—	266

Diluted weighted-average shares outstanding	67,100	61,645	61,003

The Company incurred losses for the years ended December 31, 2007 and 2006; therefore, 5.4 million and 4.9 million common share equivalents were excluded in computing diluted earnings (loss) per share for those periods, respectively. The number of common share equivalents not included in the computation of diluted earnings per share, because the effect of their inclusion would have been antidilutive, totaled 0.5 million for the year ended December 31, 2005.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

Long-term debt at December 31, 2007 and 2006 was comprised of the following (in thousands):

	As of December 31,
	2007	2006

Term loans under senior secured credit facilities	$926,500	$935,500
Unamortized deferred lender fees	(1,898)	—
Senior notes	1,100,000	750,000
Unamortized premium on senior notes	19,800	—

	2,044,402	1,685,500
Current maturities of long-term debt	(10,500)	(9,000)

	$2,033,902	$1,676,500

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s Credit Agreement (the “Credit Agreement”) consists of a six year $895.5 million term loan and an undrawn $200 million revolving credit facility. As of December 31, 2007, the outstanding indebtedness was $886.5 million.

Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

As of December 31, 2007, the interest rate on the term loan was the London Interbank Offered Rate (LIBOR) plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket. This represents an increase of 25 basis points to the interest rate applicable to the term loan borrowings in effect on December 31, 2006. On November 20, 2007, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, in which the lenders waived defaults and potential defaults under the Credit Agreement arising from the Company’s breach and potential breach of representations regarding the presentation of its prior consolidated financial statements and the associated delay in filing its Quarterly Report on Form 10-Q for the three months ended September 30, 2007. In connection with this waiver, the Second Amendment also amended the applicable interest rates to term loan borrowings and the revolving credit facility.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of December 31, 2007, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. As of December 31, 2007, borrowings under the revolving credit facility accrued interest at LIBOR plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket. This represents an increase of 25 basis points to the interest rate applicable to the revolving credit facility in effect on December 31, 2006, which increase was made under the Second Amendment, as described above.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with the covenants as of December 31, 2007. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of the Company’s other credit instruments. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a former director of Leap) participated in the syndication of the term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

At December 31, 2007, the effective interest rate on the term loan was 7.9%, including the effect of interest rate swaps. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company is in compliance with this requirement. The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements at December 31, 2007 and December 31, 2006 was a liability of $7.2 million and an asset of $3.2 million, respectively, and was recorded in other liabilities and other assets, respectively, in the consolidated balance sheets.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At December 31, 2007, the effective interest rate on the term loans was 9.1%, and the outstanding indebtedness was $40 million. In January 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW was in compliance with the covenants as of December 31, 2007.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

Affiliates of Highland Capital Management, L.P. (a beneficial stockholder of Leap and an affiliate of James D. Dondero, a former director of Leap) purchased an aggregate of $25 million principal amount of unsecured senior notes in the October 2006 private placement. In March 2007, these notes were sold by the Highland entities to a third party.

In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium the Company received in connection with the issuance of the notes has been recorded in long-term debt in the consolidated financial statements and is being amortized as a reduction to interest

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense over the term of the notes. At December 31, 2007, the effective interest rate on the $350 million of unsecured senior notes was 8.6%, which included the effect of the premium amortization.

In connection with the private placement of the additional senior notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following any of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet the registration statement filing requirements. Due to the Company’s restatement of its historical consolidated financial results during the fourth quarter of 2007, the Company was unable to file the registration statement within 150 days after issuance of the notes. Based on the anticipated filing date of the registration statement and the penalty rate applicable to the associated registration default event, the Company accrued additional interest expense of approximately $1.1 million as of December 31, 2007.

Note 7.	Income Taxes

The components of the Company’s income tax provision are summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Current provision:
Federal	$(422)	$422	$—
State	1,704	21	63

	1,282	443	63

Deferred provision:
Federal	39,044	7,389	17,958
State	(2,960)	1,445	3,594

	36,084	8,834	21,552

	$37,366	$9,277	$21,615

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the amounts computed by applying the statutory federal income tax rate to income before income taxes to the amounts recorded in the consolidated statements of operations is summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Amounts computed at statutory federal rate	$(13,496)	$(5,335)	$18,305
Non-deductible expenses	2,910	421	929
State income tax expense (benefit), net of federal income tax impact	(816)	(425)	2,335
Net tax expense related to joint venture	2,645	1,751	—
Other	—	—	46
Change in valuation allowance	46,123	12,865	—

	$37,366	$9,277	$21,615

The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$276,361	$171,104
Wireless licenses	17,950	41,854
Capital loss carryforwards	4,200	29,592
Reserves and allowances	16,024	12,446
Share-based compensation	14,190	9,006
Deferred charges	20,112	6,419
Investments and deferred tax on unrealized losses	6,105	—
Other	8,560	3,834

Gross deferred tax assets	363,502	274,255
Deferred tax liabilities:
Intangible assets	(17,727)	(31,168)
Property and equipment	(58,967)	(7,689)
Deferred revenues	—	(2,311)
Deferred tax on unrealized gains	—	(1,243)
Other	—	(390)

Net deferred tax assets	286,808	231,454
Valuation allowance	(284,301)	(231,454)
Other deferred tax liabilities:
Wireless licenses	(172,492)	(139,278)
Goodwill	(8,688)	(6,169)
Investment in joint venture	(6,225)	(3,367)

Net deferred tax liabilities	$(184,898)	$(148,814)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	As of December 31,
	2007	2006

Current deferred tax liabilities (included in other current liabilities)	$(2,063)	$(479)
Long-term deferred tax liabilities	(182,835)	(148,335)

	$(184,898)	$(148,814)

As of December 31, 2007 and 2006, except with respect to a $2.5 million TMT recorded during the year ended December 31, 2007, the Company established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance is based on available evidence, including the Company’s historical operating losses. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At December 31, 2007, the Company estimated it had federal net operating loss carryforwards of approximately $715 million which begin to expire in 2022, and state net operating loss carryforwards of approximately $872 million which begin to expire in 2008. In addition, the Company had federal capital loss carryforwards of approximately $10.7 million which begin to expire in 2010. Included in the Company’s federal and state net operating loss carryforwards are $12.7 million of losses which, when utilized, will increase additional paid-in capital by approximately $4.9 million.

Pursuant to SOP 90-7, the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill if the benefit is recognized in the Company’s financial statements prior to January 1, 2009. These tax benefits will not reduce income tax expense for GAAP purposes, although such assets, when recognized as a deduction for tax income tax return purposes, may reduce U.S. federal and certain state taxable income, if any, and may therefore reduce income taxes payable. Effective for years beginning after December 15, 2008, SFAS 141(R) provides that any tax benefit related to deferred tax assets recorded in fresh-start reporting be accounted for as a reduction to income tax expense. During the year ended December 31, 2005, approximately $25.1 million of fresh-start related net deferred tax assets were utilized and, therefore, the Company recorded a corresponding reduction to goodwill. No such net deferred tax assets were utilized during 2006 and 2007. As of December 31, 2007, the balance of fresh-start related net deferred tax assets was $218.5 million, which was subject to a full valuation allowance.

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

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$260.0 million (before expenses) from such physical settlements. Upon such full settlement, the forward sale agreements were fully performed.

Warrants

On the Effective Date of the plan of reorganization, Leap issued warrants to purchase 600,000 shares of Leap common stock at an exercise price of $16.83 per share, which expire on March 23, 2009. All of these warrants were outstanding as of December 31, 2007.

Note 9.	Share-Based Compensation

The Company allows for the grant of stock options, restricted stock awards and deferred stock units to employees, independent directors and consultants under its 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan (the “2004 Plan”). A total of 4,800,000 shares of common stock were initially reserved for issuance under the 2004 Plan and, during May 2007, the Company reserved an additional 3,500,000 shares of common stock for issuance under the 2004 Plan. The additional shares reserved resulted in 8,300,000 aggregate shares of common stock reserved for issuance under the 2004 Plan of which 2,773,568 shares of common stock were available for future awards under the 2004 Plan as of December 31, 2007. Certain of the Company’s stock options and restricted stock awards include both a service condition and a performance condition that relates only to the timing of vesting. These stock options and restricted stock awards generally vest in full three or five years from the grant date. These awards also provide for the possibility of annual accelerated performance-based vesting of a portion of the awards if the Company achieves specified performance conditions. In addition, the Company has granted stock options and restricted stock awards that vest periodically over a fixed term, usually four years. These awards do not contain any performance conditions. Share-based awards also generally provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan) and, in some cases, if additional conditions are met. The stock options are exercisable for up to 10 years from the grant date. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. No share-based compensation expense has been capitalized as part of inventory or fixed assets.

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2007 and 2006 was $34.50 and $25.74 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2007	2006

Expected volatility	47%	46%
Expected term (in years)	6.3	6.3
Risk-free interest rate	4.30%	4.72%
Expected dividend yield	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Shares	Share	Term	Intrinsic Value
			(In years)

Options outstanding at December 31, 2005	1,892	$28.94

Options exercisable at December 31, 2005	35	$26.50

Options granted	1,277	$50.04
Options forfeited	(99)	34.21
Options exercised	—	—

Options outstanding at December 31, 2006	3,070	$37.55

Options exercisable at December 31, 2006	76	$26.50

Options granted	956	$67.11
Options forfeited	(374)	51.08
Options exercised	(278)	29.33

Options outstanding at December 31, 2007	3,374	$45.12	8.28	$28,419

Options exercisable at December 31, 2007	270	$38.71	7.85	$3,370

As share-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2007, total unrecognized compensation cost related to unvested stock options was $45.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $8.2 million during the year ended December 31, 2007. The Company did not recognize any income tax benefits from stock option exercises. The total intrinsic value of stock options exercised was $10.7 million during the year ended December 31, 2007.

Restricted Stock

Under SFAS 123(R), the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. All restricted stock awards were granted with a purchase price of $0.0001 per share. The weighted-average grant date fair value of the restricted stock awards was $56.86 and $51.86 per share during the years ended December 31, 2007 and 2006, respectively.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock award activity as of and for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Restricted stock awards outstanding at December 31, 2005	895	$28.56
Shares issued	286	51.86
Shares forfeited	(35)	30.40
Shares vested	(28)	27.35

Restricted stock awards outstanding at December 31, 2006	1,118	34.50
Shares issued	529	56.86
Shares forfeited	(74)	50.48
Shares vested	(168)	29.24

Restricted stock awards outstanding at December 31, 2007	1,405	$42.70

The following table summarizes information about restricted stock awards that vested during the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Fair value on vesting date of vested restricted stock awards	$10,525	$1,519	$993

At December 31, 2007, total unrecognized compensation cost related to unvested restricted stock awards was $33.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The terms of the restricted stock grant agreements allow the Company to repurchase unvested shares at the option, but not the obligation, of the Company for a period of sixty days, commencing ninety days after the employee has a termination event. If the Company elects to repurchase all or any portion of the unvested shares, it may do so at the original purchase price per share.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESP Plan”) allows eligible employees to purchase shares of common stock during a specified offering period. The purchase price is 85% of the lower of the fair market value of such stock on the first or last day of the offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period for the purchase of shares under the ESP Plan, subject to certain limitations. A total of 800,000 shares of common stock were initially reserved for issuance under the ESP Plan, and a total of 732,439 shares remained available for issuance under the ESP Plan as of December 31, 2007. The most recent offering period under the ESP Plan was from July 1, 2007 through December 31, 2007.

Deferred Stock Units

Under SFAS 123(R), the fair value of the Company’s deferred stock units is based on the grant date fair value of the common stock. No deferred stock units were granted during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, 246,484 deferred stock units with a purchase price of $0.0001 per share were granted at a weighted-average grant date fair value of $27.87 per share. These awards were recorded as an expense on the grant date as they were immediately vested.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based awards for the years ended December 31, 2007, 2006 and 2005 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Cost of service	$2,156	$1,245	$1,204
Selling and marketing expenses	3,330	1,970	1,021
General and administrative expenses	23,853	16,510	10,254

Share-based compensation expense before tax	29,339	19,725	12,479
Related income tax benefit	—	—	—

Share-based compensation expense, net of tax	$29,339	$19,725	$12,479

Net share-based compensation expense per share:
Basic	$0.44	$0.32	$0.21

Diluted	$0.44	$0.32	$0.20

Effect of SFAS 123(R) Adoption

Forfeitures were accounted for as they occurred in the Company’s pro forma disclosures under SFAS 123. The Company recorded a gain of $0.6 million for the year ended December 31, 2006 as the cumulative effect of a change in accounting principle related to the change in accounting for forfeitures under SFAS 123(R). In addition, upon adoption of SFAS 123(R) during 2006, the Company recorded decreases in additional paid-in capital and unearned share-based compensation of $20.9 million. The adoption of SFAS 123(R) did not affect the share-based compensation expense associated with the Company’s restricted stock awards as they were already recorded at fair value on the grant date and recognized as an expense over the requisite service period. As a result, the incremental share-based compensation expense recognized upon adoption of SFAS 123(R) related only to stock options and the ESP Plan.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation (in thousands, except per share data):

Year Ended
December 31,
2005

As reported net income	$30,685
Add: Share-based compensation expense included in net income	12,479
Deduct: Net pro forma compensation expense	(20,085)

Pro forma net income	$23,079

Basic earnings per share:
As reported	$0.51

Pro forma	$0.38

Diluted earnings per share:
As reported	$0.50

Pro forma	$0.38

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the stock options was amortized on a straight-line basis over the maximum vesting period of the awards.

Note 10.	Employee Savings and Retirement Plan

The Company’s 401(k) plan allows eligible employees to contribute up to 30% of their salary, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contributions were approximately $1,571,000, $1,698,000 and $1,485,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11.	Significant Acquisitions and Dispositions

In January 2007, the Company completed the sale of three wireless licenses that it was not using to offer commercial service for an aggregate sales price of $9.5 million, resulting in a net gain of $1.3 million.

In June and August 2007, the Company purchased approximately 20% of the outstanding membership units of a regional wireless service provider for an aggregate purchase price of $18.0 million. In October 2007, the Company contributed an additional $1.0 million. The Company uses the equity method to account for its investment. The Company’s equity in net earnings or losses are recorded two months in arrears to facilitate the timely inclusion of such equity in net earnings or losses in the Company’s consolidated financial statements. During the year ended December 31, 2007, the Company’s share of its net losses of the entity were $2.3 million.

In December 2007, the Company agreed to purchase Hargray Communications Group’s wireless subsidiary for $30 million. This subsidiary owns a 15 MHz wireless license covering approximately 0.8 million POPs and operates a wireless business in Georgia and South Carolina, which complements the Company’s existing market in Charleston, South Carolina. Completion of this transaction is subject to customary closing conditions, including FCC approval. The FCC issued its approval of the transaction in February 2008, but this approval has not yet become final.

In January 2008, the Company agreed to exchange an aggregate of 20 MHz of disaggregated spectrum under certain of its existing PCS licenses in Tennessee, Georgia and Arkansas for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi under certain of Sprint Nextel’s existing wireless licenses. Completion of this transaction is subject to customary closing conditions, including FCC approval.

Note 12.	Segment and Geographic Data

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America. As of and for the years ended December 31, 2007, 2006 and 2005, all of the Company’s revenues and long-lived assets related to operations in the United States of America.

Note 13.	Commitments and Contingencies

Patent Litigation

On June 14, 2006, the Company sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to it. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including the Company’s chief executive officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which the Company’s board of directors had previously rejected on September 16, 2007. On February 14, 2008, in response to the Company’s motion, the court re-opened the case. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, the Company filed an answer to the Royal Street complaint, together with counterclaims for patent infringement. The Company intends to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by the Company and by the court, two of the plaintiffs amended their complaint twice, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek preliminary and permanent injunction, and ask the court to award damages, including punitive damages, attorneys fees, and restitution. The Company has filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. On January 28, 2008, the court ordered that the stay remain in effect for a further 120 days, or until May 27, 2008. If and when the case proceeds, the Company intends to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 6, 2007, the Company was sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by the Company infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. The Company filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” This matter has been transferred to the judge overseeing the first Minerva action, and it is likely the two actions will be consolidated. On June 7, 2007, the Company was sued by Barry W. Thomas (“Thomas”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by the Company infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. The Company and other co-defendants have filed a motion to stay the litigation pending the determination of similar litigation in the Western District of North Carolina. The Company intends to vigorously defend against these matters brought by Minerva and Thomas. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. The Company has notified its handset suppliers of these lawsuits, the majority of whom were also sued by Minerva and Thomas in other actions, and the Company anticipates that it will be indemnified by such suppliers for the costs of defense and any damages arising with respect to such lawsuits.

On June 8, 2007, the Company was sued by Ronald A. Katz Technology Licensing, L.P. (“Katz”) in the United States District Court for the District of Delaware, for infringement of 19 U.S. patents, 15 of which have expired. Katz alleged that the Company has infringed patents relating to automated telephone systems, including customer service systems, and the complaint sought damages (including enhanced damages), an injunction, and attorneys’ fees. The Company has since settled this matter with Katz.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc., or Visual Interactive, in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. The Company filed its answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against the Company are neither valid nor infringed by it. Visual Interactive agreed to dismiss its complaint against Leap and file an amended complaint against Cricket, and Cricket filed its answer on January 23, 2008. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, the Company was sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On February 15, 2008, the Company filed a motion to sever and stay the proceedings against Cricket or, alternatively, to transfer the case to the United States District Court for the Northern District of California. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 7,156,300 entitles “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and a U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services.” EDS alleges that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company intends to vigorously defend against this lawsuit. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants have since filed a motion to stay the remand pending application to the United States Supreme Court for a writ of certiorari. The Mississippi Supreme Court granted the motion and the remand is now stayed until at least April 2, 2008.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi (“AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit. The arbitration is proceeding and a briefing schedule for motions for summary judgment has been set.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008, and one shareholder derivative lawsuit was filed in the United States District

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for the Southern District of California in February 2008 against certain of the Company’s current and former directors and executive officers, and against Leap as a nominal defendant. Plaintiffs in one of the state shareholder derivative lawsuits have indicated that they have filed a notice of dismissal of the lawsuit. The claims asserted in these lawsuits include breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934 (the “Exchange Act”) arising from Leap’s restatement of its financial statements as described in Note 2 to the Company’s consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007, the September 2007 unsolicited merger proposal from MetroPCS and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The complaints variously seek unspecified damages, equitable and/or injunctive relief, a constructive trust, disgorgement and reasonable attorneys fees and costs. Due to the complex nature of the legal and factual issues involved, the outcome of these matters is not presently determinable.

The Company and certain of its current and former officers and directors have been named as defendants in multiple securities class action lawsuits filed in the United States District Court for the Southern District of California between November 2007 and February 2008 purportedly on behalf of investors who purchased Leap common stock between May 16, 2004 and November 9, 2007. The Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, has been named in one of these lawsuits. The class action lawsuits allege that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and allege the individual defendants violated Section 20(a) of the Exchange Act, by making false and misleading statements about the Company’s business and financial results arising from Leap’s November 9, 2007 announcement of its restatement of its financial statements as described in Note 2 to the Company’s consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007. Some of these lawsuits also allege false and misleading statements revealed by Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuits seek, among other relief, determinations that the actions are proper class actions, unspecified damages and reasonable attorneys’ fees and costs. Plaintiffs have filed motions for the appointment of lead plaintiff, lead plaintiffs’ counsel and consolidation of all related cases, and these motions are scheduled to be heard on March 28, 2008. The Company intends to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

Other Litigation

In addition to the matters described above, the Company is often involved in certain other claims, arising in the ordinary course of business, seeking monetary damages and other relief, none of which claims, based upon current information, is currently expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

Spectrum Clearing Obligations

The AWS spectrum that was auctioned in Auction #66 is currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules provide that an AWS licensee may force the incumbent non-governmental user to relocate at the licensee’s expense. The FCC rules also provide that a portion of the proceeds raised in Auction #66 will be used to reimburse the costs of governmental

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

users relocating from the AWS spectrum. However, some such users may delay relocation for an extended and undetermined period of time. The Company is currently evaluating its spectrum clearing obligations and the potential costs that may be incurred could be material.

FCC Hurricane Katrina Order

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. The FCC recently released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order was expected to become effective sometime in 2008. However, on February 28, 2008, the United States Court of Appeals for the District of Columbia Circuit stayed the effective date of the order pending resolution of a petition for review of the FCC’s rules. In order for the Company to comply with the requirements of the order, it would likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. The Company is currently evaluating its compliance with this order should it become effective and the potential costs that may be incurred to achieve compliance could be material.

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

Capital and Operating Leases

The Company has entered into non-cancelable operating lease agreements to lease its administrative and retail facilities, and sites for towers, equipment and antennae required for the operation of its wireless network. These leases typically include renewal options and escalation clauses, some of which escalation clauses are based on the consumer price index. In general, site leases have five-year initial terms with four five-year renewal options. In addition, the Company has entered into capital lease agreements for its primary billing and activation system and for certain equipment required for the operation of its wireless network. Under its lease agreement for its billing and activation system, the Company must make contingent payments to the lessor based on specified levels of active customers. No such contingent payments were made during the year ended December 31, 2007. The following table summarizes the approximate future minimum rentals under non-cancelable operating leases, including renewals

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are reasonably assured, and future minimum capital lease payments in effect at December 31, 2007 (in thousands):

	Capital	Operating
Years Ended December 31:	Leases	Leases

2008	$16,716	$121,712
2009	16,716	121,519
2010	16,716	121,139
2011	2,466	115,676
2012	2,466	114,530
Thereafter	6,458	461,518

Total minimum lease payments	$61,538	$1,056,094

Less amount representing interest	(10,848)

Present value of minimum lease payments	$50,690

Outstanding Letters of Credit and Surety Bonds

As of December 31, 2007, the Company had approximately $4.6 million of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases, surety bond programs and workers’ compensation insurance program. Approximately $2.0 million of these letters of credit were issued pursuant to the Company’s $200 million revolving credit facility and are considered as usage for purposes of determining the maximum available credit line and excess availability.

As of December 31, 2007, the Company had approximately $2.1 million of surety bonds outstanding to guarantee to government municipalities the Company’s own performance with respect to removal of equipment from its cell sites.

Note 14.	Guarantor Financial Information

The $1,100 million of unsecured senior notes issued by Cricket (the “Issuing Subsidiary”) are due in 2014 and are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, including Cricket’s subsidiaries that hold real property interests or wireless licenses (collectively, the “Guarantor Subsidiaries”).

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

Consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-guarantor subsidiaries and total consolidated Leap and subsidiaries as of for the years ended December 31, 2007 and 2006 and for the year ended December 31, 2005 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$62	$399,153	$—	$34,122	$—	$433,337
Short-term investments	—	163,258	—	15,975	—	179,233
Restricted cash, cash equivalents and short-term investments	7,671	7,504	—	375	—	15,550
Inventories	—	64,583	—	625	—	65,208
Other current assets	102	37,201	—	796	—	38,099

Total current assets	7,835	671,699	—	51,893	—	731,427
Property and equipment, net	30	1,254,856	—	66,901	(5,130)	1,316,657
Investments in and advances to affiliates and consolidated subsidiaries	1,728,602	1,903,009	173,922	5,325	(3,810,858)	—
Wireless licenses	—	18,533	1,519,638	328,182	—	1,866,353
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	45,948	—	154	—	46,102
Deposits for wireless licenses	—	—	—	—	—	—
Other assets	41	44,464		2,172	—	46,677

Total assets	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,459	$210,707	$7	$8,562	$—	$225,735
Current maturities of long-term debt		9,000	—	1,500	—	10,500
Intercompany payables	5,727	179,248	726	2,986	(188,687)	—
Other current liabilities	—	112,626	—	2,182	—	114,808

Total current liabilities	12,186	511,581	733	15,230	(188,687)	351,043
Long-term debt	—	1,995,402	—	311,052	(272,552)	2,033,902
Deferred tax liabilities	—	19,606	163,229	—	—	182,835
Other long-term liabilities	—	88,570	—	1,602	—	90,172

Total liabilities	12,186	2,615,159	163,962	327,884	(461,239)	2,657,952
Minority interests	—	20,530	—	—	30,194	50,724
Membership units subject to repurchase	—	—	—	37,879	(37,879)	—
Stockholders’ equity	1,724,322	1,728,602	1,529,598	88,864	(3,347,064)	1,724,322

Total liabilities and stockholders’ equity	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of December 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$206	$329,240	$—	$43,366	$—	$372,812
Short-term investments	—	66,400	—	—	—	66,400
Restricted cash, cash equivalents and short-term investments	8,093	4,753	—	735	—	13,581
Inventories	—	89,383	—	802	—	90,185
Other current assets	105	52,404	—	472	—	52,981

Total current assets	8,404	542,180	—	45,375	—	595,959
Property and equipment, net	117	1,040,380	—	38,024	—	1,078,521
Investments in and advances to affiliates and consolidated subsidiaries	1,779,514	1,867,876	142,072	—	(3,789,462)	—
Wireless licenses	—	—	1,527,574	36,384	—	1,563,958
Assets held for sale	—	—	8,070	—	—	8,070
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	79,409	—	419	—	79,828
Deposits for wireless licenses	—	—	—	274,084	—	274,084
Other assets	815	56,875	—	1,827	(772)	58,745

Total assets	$1,788,850	$4,012,502	$1,677,716	$396,113	$(3,790,234)	$4,084,947

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,792	$300,070	$—	$10,231	$—	$317,093
Current maturities of long-term debt	—	9,000	—	—	—	9,000
Intercompany payables	10,265	142,072	—	9,893	(162,230)	—
Other current liabilities	—	84,844	—	604	(773)	84,675

Total current liabilities	17,057	535,986	—	20,728	(163,003)	410,768
Long-term debt	—	1,636,500	—	271,443	(231,443)	1,676,500
Deferred tax liabilities	—	9,057	139,278	—	—	148,335
Other long-term liabilities	—	46,622	—	986	—	47,608

Total liabilities	17,057	2,228,165	139,278	293,157	(394,446)	2,283,211
Minority interests	—	4,821	—	—	25,122	29,943
Stockholders’ equity	1,771,793	1,779,516	1,538,438	102,956	(3,420,910)	1,771,793

Total liabilities and stockholders’ equity	$1,788,850	$4,012,502	$1,677,716	$396,113	$(3,790,234)	$4,084,947

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$1,360,801	$—	$34,866	$—	$1,395,667
Equipment revenues	—	230,457	—	4,679	—	235,136
Other revenues	—	38	54,424	—	(54,462)	—

Total revenues	—	1,591,296	54,424	39,545	(54,462)	1,630,803

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(424,022)	—	(14,494)	54,388	(384,128)
Cost of equipment	—	(392,062)	—	(13,935)	—	(405,997)
Selling and marketing	(8)	(196,803)	—	(9,402)	—	(206,213)
General and administrative	(4,979)	(259,325)	(132)	(7,174)	74	(271,536)
Depreciation and amortization	(65)	(293,621)	—	(8,515)	—	(302,201)
Impairment of assets	—	(383)	(985)	—	—	(1,368)

Total operating expenses	(5,052)	(1,566,216)	(1,117)	(53,520)	54,462	(1,571,443)
Gain (loss) on sale or disposal of assets	—	(349)	1,251	—	—	902

Operating income (loss)	(5,052)	24,731	54,558	(13,975)	—	60,262
Minority interests in consolidated subsidiaries	—	(2,067)	—	—	3,884	1,817
Equity in net loss of consolidated subsidiaries	(70,838)	(7,708)	—	—	78,546	—
Equity in net loss of investee	—	(2,309)	—	—	—	(2,309)
Interest income	38	63,024	—	985	(35,108)	28,939
Interest expense	—	(119,734)	—	(34,296)	32,799	(121,231)
Other expense, net	(75)	(5,933)	—	(31)	—	(6,039)

Income (loss) before income taxes	(75,927)	(49,996)	54,558	(47,317)	80,121	(38,561)
Income tax expense	—	(20,842)	(16,524)	—	—	(37,366)

Net income (loss)	$(75,927)	$(70,838)	$38,034	$(47,317)	$80,121	$(75,927)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$952,921	$—	$3,444	$—	$956,365
Equipment revenues	—	210,123	—	1,474	(775)	210,822
Other revenues	—	364	39,943	—	(40,307)	—

Total revenues	—	1,163,408	39,943	4,918	(41,082)	1,167,187

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(300,949)	—	(3,156)	39,943	(264,162)
Cost of equipment	—	(309,223)	—	(2,386)	775	(310,834)
Selling and marketing	—	(155,615)	—	(3,642)	—	(159,257)
General and administrative	(7,178)	(186,931)	(937)	(1,922)	364	(196,604)
Depreciation and amortization	(100)	(223,576)	—	(3,071)	—	(226,747)
Impairment of assets	—	—	(7,912)	—	—	(7,912)

Total operating expenses	(7,278)	(1,176,294)	(8,849)	(14,177)	41,082	(1,165,516)
Gain on sale or disposal of assets	—	21,300	754	—	—	22,054

Operating income (loss)	(7,278)	8,414	31,848	(9,259)	—	23,725
Minority interests in consolidated subsidiaries	—	(695)	—	—	2,188	1,493
Equity in net income (loss) of consolidated subsidiaries	(19,116)	4,869	—	—	14,247	—
Interest income	37	30,317	—	664	(7,955)	23,063
Interest expense	—	(61,219)	—	(8,070)	7,955	(61,334)
Other income (expense), net	2,000	(4,650)	—	—	—	(2,650)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(24,357)	(22,964)	31,848	(16,665)	16,435	(15,703)
Income tax (expense) benefit	—	3,225	(12,502)	—	—	(9,277)

Income (loss) before cumulative effect of change in accounting principle	(24,357)	(19,739)	19,346	(16,665)	16,435	(24,980)
Cumulative effect of change in accounting principle	—	623	—	—	—	623

Net income (loss)	$(24,357)	$(19,116)	$19,346	$(16,665)	$16,435	$(24,357)

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2005 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$768,916	$—	$—	$—	$768,916
Equipment revenues	—	188,855	—	—	—	188,855
Other revenues	625	—	31,165	—	(31,790)	—

Total revenues	625	957,771	31,165	—	(31,790)	957,771

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(234,713)	—	—	31,165	(203,548)
Cost of equipment	—	(230,520)	—	—	—	(230,520)
Selling and marketing	—	(100,042)	—	—	—	(100,042)
General and administrative	(3,345)	(156,396)	(625)	—	625	(159,741)
Depreciation and amortization	(643)	(194,819)	—	—	—	(195,462)
Impairment of assets	—	—	(12,043)	—	—	(12,043)

Total operating expenses	(3,988)	(916,490)	(12,668)	—	31,790	(901,356)
Gain on sale or disposal of assets	—	—	14,587	—	—	14,587

Operating income (loss)	(3,363)	41,281	33,084	—	—	71,002
Minority interests in consolidated subsidiaries	—	(31)	—	—	—	(31)
Equity in net income of consolidated subsidiaries	32,361	18,962	—	—	(51,323)	—
Interest income	—	9,957	—	—	—	9,957
Interest expense	—	(30,051)	—	—	—	(30,051)
Other income (expense), net	1,687	(264)	—	—	—	1,423

Income before income taxes	30,685	39,854	33,084	—	(51,323)	52,300
Income tax expense	—	(7,493)	(14,122)	—	—	(21,615)

Net income	$30,685	$32,361	$18,962	$—	$(51,323)	$30,685

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,166)	$316,746	$(3,756)	$(16,168)	$20,525	$316,181

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(463,389)	—	(28,550)	—	(491,939)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	—	(5,744)	452	—	(5,292)
Proceeds from sale of wireless licenses and operating assets	—	—	9,500	—	—	9,500
Purchases of investments	—	(642,513)	—	—	—	(642,513)
Sales and maturities of investments	—	530,956	—	—	—	530,956
Investments in and advances to affiliates and consolidated subsidiaries	(9,690)	(4,706)	—	—	9,690	(4,706)
Purchase of membership units	—	(18,955)	—	—	—	(18,955)
Other	1,022	(426)	—	(375)	—	221

Net cash provided by (used in) investing activities	(8,668)	(599,033)	3,756	(28,473)	9,690	(622,728)

Financing activities:
Principal payments on capital lease obligation	—	(5,213)	—	—	—	(5,213)
Proceeds from long-term debt	—	370,480	—	6,000	(6,000)	370,480
Issuance of related party debt	—	(6,000)	—	—	6,000	—
Repayment of long-term debt	—	(9,000)	—	—	—	(9,000)
Payment of debt issuance costs	—	(7,757)	—	(8)	—	(7,765)
Capital contributions, net	9,690	9,690	—	29,405	(30,215)	18,570
Proceeds from issuance of common stock, net	—	—	—	—	—	—

Net cash provided by financing activities	9,690	352,200	—	35,397	(30,215)	367,072

Net increase (decrease) in cash and cash equivalents	(144)	69,913	—	(9,244)	—	60,525
Cash and cash equivalents at beginning of period	206	329,240	—	43,366	—	372,812

Cash and cash equivalents at end of period	$62	$399,153	$—	$34,122	$—	$433,337

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2006 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$6,933	$269,947	$—	$12,991	$—	$289,871

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(567,518)	—	(27,623)	—	(595,141)
Purchases of and deposits for wireless licenses	—	—	(743,688)	(275,144)	—	(1,018,832)
Proceeds from sale of wireless licenses and operating assets	—	6,887	33,485	—	—	40,372
Purchases of investments	—	(150,488)	—	—	—	(150,488)
Sales and maturities of investments	—	177,932	—	—	—	177,932
Investments in and advances to affiliates and consolidated subsidiaries	(259,898)	(777,291)	—	—	1,037,189	—
Changes in restricted cash, cash equivalents and short-term investments, net	(6,773)	1,571	—	735	—	(4,467)

Net cash used in investing activities	(266,671)	(1,308,907)	(710,203)	(302,032)	1,037,189	(1,550,624)

Financing activities:
Proceeds from long-term debt	—	2,220,000	—	263,378	(223,378)	2,260,000
Issuance of related party debt	—	(223,378)	—	—	223,378	—
Repayment of long-term debt	—	(1,168,944)	—	—	—	(1,168,944)
Capital contributions, net	259,898	268,783	710,203	70,605	(1,037,189)	272,300
Payment of debt issuance costs	—	(21,288)	—	(1,576)	—	(22,864)

Net cash provided by financing activities	259,898	1,075,173	710,203	332,407	(1,037,189)	1,340,492

Net increase in cash and cash equivalents	160	36,213	—	43,366	—	79,739
Cash and cash equivalents at beginning of period	46	293,027	—	—	—	293,073

Cash and cash equivalents at end of period	$206	$329,240	$—	$43,366	$—	$372,812

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2005 (in thousands):

	Guarantor				Consolidating
	Parent	Issuing	Guarantor	Non-Guarantor	and Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$364	$307,916	$—	$—	$—	$308,280

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(218,636)	—	—	—	(218,636)
Purchases of and deposits for wireless licenses	—	—	(243,960)	—	—	(243,960)
Proceeds from sale of wireless licenses and operating assets	—	20,300	88,500	—	—	108,800
Purchases of investments	—	(307,021)	—	—	—	(307,021)
Sales and maturities of investments	—	329,043	—	—	—	329,043
Investments in and advances to affiliates and consolidated subsidiaries	—	(191,408)	—	—	191,408	—
Changes in restricted cash, cash equivalents and short-term investments, net	(338)	—	—	—	—	(338)

Net cash used in investing activities	(338)	(367,722)	(155,460)	—	191,408	(332,112)

Financing activities:
Proceeds from long-term debt	—	600,000	—	—	—	600,000
Repayment of long-term debt	—	(377,912)	(40,373)	—	—	(418,285)
Capital contributions, net	—	1,000	191,408	—	(191,408)	1,000
Payment of debt issuance costs	—	(6,951)	—	—	—	(6,951)

Net cash provided by financing activities	—	216,137	151,035	—	(191,408)	175,764

Net increase (decrease) in cash and cash equivalents	26	156,331	(4,425)	—	—	151,932
Cash and cash equivalents at beginning of period	20	136,696	4,425	—	—	141,141

Cash and cash equivalents at end of period	$46	$293,027	$—	$—	$—	$293,073

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of the date of filing this Annual Report on Form 10-K, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that a material weakness, as discussed in subsection (b) below, existed in our internal control over financial reporting as of December 31, 2007. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 (including interim periods therein) are fairly presented, in all material respects, in accordance with GAAP.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of internal control over financial reporting, management identified the following material weakness as of December 31, 2007:

•	There were deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues did not detect the errors in revenues, cost of revenues and deferred revenues. A contributing factor was the ineffective operation of our user acceptance testing (i.e., ineffective testing) of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. This material weakness resulted in the accounting errors which caused us to restate our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. In addition, this material weakness resulted in an adjustment recorded in the three months ended December 31, 2007, which we determined was not material to our previously reported 2006 annual or 2007 interim periods. The material weakness described above could result in a misstatement of revenues, cost of revenues and deferred revenues that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

In light of the material weakness described above, and based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was not effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Management’s Remediation Initiatives

We are in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Elements of our remediation plan can only be accomplished over time. We have taken and are taking the following actions to remediate the material weakness described above:

•	During the fiscal quarter ended December 31, 2007, we performed a detailed review of our billing and revenue systems, and processes for recording revenue. We also began and continue to implement stronger account reconciliations and analyses surrounding our revenue recording processes which are designed to detect any material errors in the completeness and accuracy of the underlying data.

•	We intend to design and implement automated enhancements to our billing and revenue systems to reduce the need for manual processes and estimates and thereby streamline the processes for ensuring revenue is recorded only when payment is received and services are provided.

•	We intend to further improve our user acceptance testing related to system changes by ensuring the user acceptance testing encompasses a complete population of scenarios of possible customer activity.

•	We intend to hire additional personnel with the appropriate skills, training and experience in the areas of revenue accounting and assurance. We have conducted and will conduct further training of our accounting and finance personnel with respect to our significant accounting policies and procedures.

Management has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

(d)	Changes in Internal Control over Financial Reporting

As described in subsection (c) above, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.leapwireless.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the headings “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1.  Financial Statements:

The financial statements of Leap listed below are set forth in Item 8 of this report for the year ended December 31, 2007:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)  Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003, as modified to reflect all technical amendments subsequently approved by the Bankruptcy Court.
2.2(2)	Disclosure Statement Accompanying Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
2.3(3)	Order Confirming Debtors’ Fifth Amended Joint Plan of Reorganization dated as of July 30, 2003.
3.1(4)	Amended and Restated Certificate of Incorporation of Leap Wireless International, Inc.
3.2(4)	Amended and Restated Bylaws of Leap Wireless International, Inc.
4.1(5)	Form of Common Stock Certificate.
4.2(4)	Registration Rights Agreement dated as of August 16, 2004, by and among Leap Wireless International Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4.2.1(6)	Amendment No. 1 to Registration Rights Agreement dated as of June 7, 2005 by and among Leap Wireless International, Inc., MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and Highland Capital Management, L.P.
4.3(7)	Indenture, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Initial Guarantors (as defined therein) and Wells Fargo Bank, N.A., as trustee.
4.3.1(7)	Form of 9.375% Senior Note of Cricket Communications, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.3.1 hereto).
4.3.2(8)	Third Supplemental Indenture, dated as of April 30, 2007, among Cricket Communications, Inc., Wells Fargo Bank, N.A., as trustee, Leap Wireless International, Inc. and the other guarantors under the Indenture.

Exhibit
Number	Description

4.4(7)	Registration Rights Agreement, dated as of October 23, 2006, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
4.5(9)	Registration Rights Agreement, dated as of June 6, 2007, by and among Cricket Communications, Inc., the Guarantors (as defined therein), Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers named therein.
10.1(10)†	System Equipment Purchase Agreement, dated as of June 11, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Nortel Networks Inc.
10.2(10)†	System Equipment Purchase Agreement, dated as of June 14, 2007, by and among Cricket Communications, Inc., Alaska Native Broadband 1 License LLC and Lucent Technologies, Inc.
10.3(11)	Amended and Restated Credit Agreement, dated June 16, 2006, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent and L/C issuer.
10.3.1(12)	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 15, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.3.2(12)	Consent dated March 15, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10.3.3(13)	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 20, 2007, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.3.4(13)	Consent dated November 20, 2007 by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10.3.5(11)	Amended and Restated Security Agreement, dated June 16, 2006, made by Cricket Communications, Inc., Leap Wireless International, Inc., and the Subsidiary Guarantors to Bank of America, N.A., as collateral agent.
10.3.6(14)	Letter Amendment to the Amended and Restated Security Agreement dated as of June 16, 2006 by and among Cricket Communications, Inc., Leap Wireless International, Inc. and Bank of America, N.A., as administrative agent, dated October 16, 2006.
10.3.7(11)	Amended and Restated Parent Guaranty, dated June 16, 2006, made by Leap Wireless International, Inc. in favor of the secured parties under the Credit Agreement.
10.3.8(11)	Amended and Restated Subsidiary Guaranty, dated June 16, 2006, made by the Subsidiary Guarantors of the secured parties under the Credit Agreement.
10.4(15)	Credit Agreement, dated as of July 13, 2006, by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.1(14)	Amendment No. 1 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of September 28, 2006, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.2(16)	Amendment No. 2 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC, dated as of April 16, 2007, between Cricket Communications, Inc., Denali Spectrum License, LLC and Denali Spectrum, LLC.
10.4.3*	Letter of Credit and Reimbursement Agreement by and between Cricket Communications, Inc. and Denali Spectrum Operations, LLC, dated as of February 21, 2008.
10.5(17)#	Form of Indemnity Agreement to be entered into by and between Leap Wireless International, Inc. and its directors and officers.

Exhibit
Number	Description

10.6(5)#†	Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, dated as of January 10, 2005.
10.6.1(18)#	First Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of June 17, 2005.
10.6.2(19)#	Second Amendment to Amended and Restated Executive Employment Agreement among Leap Wireless International, Inc., Cricket Communications, Inc., and S. Douglas Hutcheson, effective as of February 17, 2006.
10.7*#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10.8(5)#	Employment Offer Letter dated January 31, 2005, between Cricket Communications, Inc. and Albin F. Moschner.
10.9(20)#	Employment Offer Letter, dated March 24, 2005, between Cricket Communications, Inc., and Grant Burton.
10.9.1(19)#	Retention Agreement, dated December 5, 2005, between Cricket Communications, Inc., and Grant Burton.
10.10(21)#	Leap Wireless International, Inc. 2004 Stock Option Restricted Stock and Deferred Stock Unit Plan.
10.10.1(16)#	First Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.10.2(10)#	Second Amendment to the Leap Wireless International, Inc. 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan.
10.10.3(18)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (February 2008 Vesting).
10.10.4(18)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.10.5(19)#	Amendment No. 1 to Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.10.6(19)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.10.7(19)#†	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of October 26, 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.10.8(22)#†	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Four-Year Time Based Vesting).
10.10.9(18)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (February 2008 Vesting).
10.10.10(18)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.10.11(19)#	Amendment No. 1 to Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into prior to October 26, 2005.
10.10.12(19)#†	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of October 26 2005, between Leap Wireless International, Inc. and Albin F. Moschner.
10.10.13(19)#†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Five-Year Vesting) entered into on or after October 26, 2005.
10.10.14(22)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Four-Year Time Based Vesting).
10.10.15(21)#	Form of Deferred Stock Unit Award Grant Notice and Deferred Stock Unit Award Agreement.

Exhibit
Number	Description

10.10.16(5)#	Form of Non-Employee Director Stock Option Grant Notice and Non-Qualified Stock Option Agreement.
10.10.17(23)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (for Non-Employee Directors).
10.10.18*#	Consulting Agreement — 2008, dated as of January 5, 2008, between Leap Wireless International, Inc. and Steven R. Martin.
10.11(24)#	Resignation Agreement, dated September 6, 2007, by and between Leap Wireless International, Inc., Cricket Communications, Inc. and Amin Khalifa.
10.12(25)#	Leap Wireless International, Inc. Executive Incentive Bonus Plan.
10.13(16)#	2007 Cricket Non-Sales Bonus Plan.
21*	Subsidiaries of Leap Wireless International, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K/A, dated July 30, 2003, filed with the SEC on May 7, 2004, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated July 30, 2003, filed with the SEC on August 11, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 22, 2003, filed with the SEC on November 6, 2003, and incorporated herein by reference.

(4)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated August 16, 2004, filed with the SEC on August 20, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on May 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Leap’s Registration Statement on Form S-1 (File No. 333-126246), filed with the SEC on June 30, 2005, and incorporated herein by reference.

(7)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 24, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated April 30, 2007, filed with the SEC on May 4, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 1, 2007, filed with the SEC on June 6, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 16, 2006, filed with the SEC on June 19, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated March 15, 2007, filed with the SEC on March 21, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated November 20, 2007, filed with the SEC on November 23, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 8, 2006, and incorporated herein by reference.

(16)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, filed with the SEC on May 10, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to Leap’s Registration Statement on Form 10, as amended (File No. 0-29752), filed with the SEC on August 21, 1998 and incorporated herein by reference.

(18)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 17, 2005, filed with the SEC on June 23, 2005, and incorporated herein by reference.

(19)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 27, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on June 15, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated January 5, 2005, filed with the SEC on January 11, 2005, and incorporated herein by reference.

(22)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated May 18, 2006, filed with the SEC on June 6, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Leap’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on December 14, 2007, and incorporated herein by reference.

(25)	Filed as Appendix B to Leap’s Definitive Proxy Statement filed with the SEC on April 6, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2008
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson,
Chief Executive Officer, President,
Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Chief Executive Officer, President, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 29, 2008

/s/ Steven R. Martin Steven R. Martin	Acting Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ John D. Harkey, Jr. John D. Harkey, Jr.	Director	February 29, 2008

/s/ Robert V. LaPenta Robert V. LaPenta	Director	February 29, 2008

/s/ Mark H. Rachesky, M.D. Mark H. Rachesky, M.D.	Chairman of the Board and Director	February 29, 2008

/s/ Michael B. Targoff Michael B. Targoff	Director	February 29, 2008