Form 10-Q
period 2008-03-31
LEAP WIRELESS INTERNATIONAL INC
filed 2008-05-12
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on May 2, 2008 was 68,986,506.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and cash equivalents	$437,184	$433,337
Short-term investments	71,556	179,233
Restricted cash, cash equivalents and short-term investments	9,997	15,550
Inventories	71,873	65,208
Other current assets	113,853	38,099

Total current assets	704,463	731,427
Property and equipment, net	1,389,866	1,316,657
Wireless licenses	1,860,414	1,866,353
Assets held for sale	6,816	—
Goodwill	425,782	425,782
Other intangible assets, net	37,670	46,102
Other assets	49,333	46,677

Total assets	$4,474,344	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$225,371	$225,735
Current maturities of long-term debt	11,500	10,500
Other current liabilities	155,195	114,808

Total current liabilities	392,066	351,043
Long-term debt	2,030,150	2,033,902
Deferred tax liabilities	191,924	182,835
Other long-term liabilities	96,764	90,172

Total liabilities	2,710,904	2,657,952

Minority interests	51,547	50,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 68,976,443 and 68,674,435 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	7	7
Additional paid-in capital	1,821,205	1,808,689
Accumulated deficit	(93,843)	(75,699)
Accumulated other comprehensive loss	(15,476)	(8,675)

Total stockholders’ equity	1,711,893	1,724,322

Total liabilities and stockholders’ equity	$4,474,344	$4,432,998

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Service revenues	$398,929	$321,691
Equipment revenues	69,455	71,734

Total revenues	468,384	393,425

Operating expenses:
Cost of service (exclusive of items shown separately below)	(111,170)	(90,440)
Cost of equipment	(114,221)	(122,665)
Selling and marketing	(58,100)	(48,769)
General and administrative	(75,907)	(65,234)
Depreciation and amortization	(82,639)	(68,800)

Total operating expenses	(442,037)	(395,908)
Gain (loss) on sale or disposal of assets	(291)	940

Operating income (loss)	26,056	(1,543)
Minority interests in consolidated subsidiaries	(823)	1,579
Equity in net loss of investee	(1,062)	—
Interest income	4,781	5,285
Interest expense	(33,357)	(26,496)
Other expense, net	(4,036)	(637)

Loss before income taxes	(8,441)	(21,812)
Income tax expense	(9,703)	(2,412)

Net loss	$(18,144)	$(24,224)

Loss per share:
Basic	$(0.27)	$(0.36)

Diluted	$(0.27)	$(0.36)

Shares used in per share calculations:
Basic	67,529	66,870

Diluted	67,529	66,870

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating activities:
Net cash provided by operating activities	$135,680	$5,122

Investing activities:
Purchases of property and equipment	(157,237)	(133,295)
Change in prepayments for purchases of property and equipment	(2,601)	7,409
Purchases of and deposits for wireless licenses and spectrum clearing costs	(70,877)	(423)
Proceeds from sale of wireless licenses and operating assets	—	9,500
Purchases of investments	(19,744)	(42,727)
Sales and maturities of investments	124,341	84,293
Purchase of minority interest	—	(4,706)
Purchase of membership units	(1,033)	—
Changes in restricted cash, cash equivalents and short-term investments, net	(251)	1,102

Net cash used in investing activities	(127,402)	(78,847)

Financing activities:
Principal payments on capital lease obligations	(4,794)	—
Repayment of long-term debt	(2,250)	(2,250)
Payment of debt issuance costs	(364)	(881)
Proceeds from issuance of common stock, net	2,977	4,365

Net cash provided by (used in) financing activities	(4,431)	1,234

Net increase (decrease) in cash and cash equivalents	3,847	(72,491)
Cash and cash equivalents at beginning of period	433,337	372,812

Cash and cash equivalents at end of period	$437,184	$300,321

Supplementary disclosure of cash flow information:
Cash paid for interest	$19,767	$18,373
Cash paid for income taxes	$52	$332

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

Leap Wireless International, Inc. (“Leap”), a Delaware corporation, together with its subsidiaries, is a wireless communications carrier that offers digital wireless service in the United States of America under the “Cricket®” brand. Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or a credit check. Leap conducts operations through its subsidiaries and has no independent operations or sources of income other than through dividends, if any, from its subsidiaries. Cricket service is offered by Cricket Communications, Inc. (“Cricket”), a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC (“LCW Operations”), a wholly owned subsidiary of LCW Wireless, LLC (“LCW Wireless”) and a designated entity under Federal Communications Commission (“FCC”) regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC (“Denali”), which purchased a wireless license in the FCC’s auction for Advanced Wireless Services (“AWS”) licenses (“Auction #66”), covering the upper mid-west portion of the United States, as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC (“Denali License”). Leap, Cricket and their subsidiaries, including LCW Wireless and Denali, are collectively referred to herein as “the Company.”

The Company operates in a single operating segment as a wireless communications carrier that offers digital wireless service in the United States of America.

Note 2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting of normal recurring adjustments and other than normal recurring adjustments associated with the out-of-period adjustments described below. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

For the three months ended March 31, 2008, the Company recorded an adjustment to cost of equipment previously reported in its consolidated financial statements for the year ended December 31, 2007. This adjustment resulted in a $2.5 million increase ($0.04 per share) to the Company’s net loss for the three months ended March 31, 2008. The Company assessed the quantitative and qualitative effects of the adjustment on each of its previously reported periods and concluded that the adjustment was not material to any period and is not expected to be material to its consolidated financial statements for the year ended December 31, 2008.

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

Costs and Expenses

The Company’s costs and expenses include:

Cost of Service.  The major components of cost of service are: charges from other communications companies for long distance, roaming and content download services provided to the Company’s customers; charges from other communications companies for their transport and termination of calls originated by the Company’s customers and destined for customers of other networks; and expenses for tower and network facility rent, engineering operations, field technicians and utility and maintenance charges, and salary and overhead charges associated with these functions.

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

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper, obligations of the U.S. government, and investment grade fixed-income securities guaranteed by U.S. government agencies.

Investments are classified as available-for-sale and stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on investments. Investments are periodically reviewed for impairment. If the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. See Note 5 for a discussion regarding the Company’s impairment losses recognized on its short-term investments.

Fair Value of Financial Instruments

On January 1, 2008, with respect to valuing its financial assets and liabilities, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. See Note 5 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

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

The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable
Life

Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment, and site acquisitions and improvements	7
Towers	15
Antennae	5
Computer hardware and software	3-5
Furniture, fixtures, retail and office equipment	3-7

The Company’s network construction expenditures are recorded as construction-in-progress until the network or assets are placed in service, at which time the assets are transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three months ended March 31, 2008 and 2007, the Company capitalized interest of $13.0 million and $10.7 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of March 31, 2008 and December 31, 2007, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company and LCW Wireless operate broadband PCS networks under wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through the Company’s and Denali License’s participation in Auction #66 in December 2006, it and Denali License acquired a number of AWS licenses that can be used to provide services comparable to the PCS services the Company currently provides, in addition to other advanced wireless services. The Company launched service in its first AWS market in April 2008. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company and LCW Wireless expect to continue to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the

Company also tests its wireless licenses for impairment in accordance with SFAS 142 on an annual basis. As of March 31, 2008 and December 31, 2007, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of March 31, 2008 there was $6.8 million of wireless licenses classified as assets held for sale. No wireless licenses were classified as assets held for sale as of December 31, 2007.

Portions of the spectrum that the Company and Denali License purchased in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali License’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three months ended March 31, 2008 and 2007, the Company and Denali License incurred approximately $0.9 million and $0.1 million, respectively, in spectrum clearing costs.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. During the three months ended March 31, 2008, the Company’s share of its equity method investee losses was $1.1 million. No such amounts were recorded during the three months ended March 31, 2007 as the Company did not have any equity method investments during that period.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2008 and 2007 was allocated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Cost of service	$903	$679
Selling and marketing expenses	1,356	1,001
General and administrative expenses	7,443	7,063

Share-based compensation expense	$9,702	$8,743

Share-based compensation expense per share:
Basic	$0.14	$0.13

Diluted	$0.14	$0.13

Income Taxes

The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss) and the Company’s projection for 2008 is close to break-even. The Company’s projected ordinary income tax expense for the full year 2008, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and, therefore, it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, the Company has computed its provision for income taxes for the three months ended March 31, 2008 and 2007 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three months ended March 31, 2008, the Company weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax credit, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

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

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). At the date of adoption, during 2007 and during the three months ended March 31, 2008, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption, during 2007 and during the three months ended March 31, 2008. All of the Company’s tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Net loss	$(18,144)	$(24,224)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	91	(27)
Unrealized losses on interest rate swaps	(6,892)	(1,194)

Comprehensive loss	$(24,945)	$(25,445)

Components of accumulated other comprehensive loss consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Net unrealized holding losses on investments, net of tax	$(1,366)	$(1,457)
Unrealized losses on interest rate swaps	(14,110)	(7,218)

Accumulated other comprehensive loss	$(15,476)	$(8,675)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition (including the issuance of equity securities) to be determined on the acquisition date and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date and requires certain changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company is currently evaluating what impact SFAS 141(R) will have on its consolidated financial statements; however, since the Company has significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded as of its emergence from bankruptcy, this standard could materially affect the Company’s results of operations if changes in the valuation allowances occur once it adopts the standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity. In addition, SFAS 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt SFAS 160 on January 1, 2009. The Company is currently evaluating what impact SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example, a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier to locate important information about derivative instruments. The Company will be required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating what impact SFAS 161 will have on its consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	March 31,	December 31,
	2008	2007

Other current assets:
Accounts receivable, net(1)	$20,462	$21,158
Prepaid expenses	22,436	16,076
Deposits(2)	70,370	—
Other	585	865

	$113,853	$38,099

Property and equipment, net(3):
Network equipment	$1,563,336	$1,421,648
Computer equipment and other	190,615	184,224
Construction-in-progress	335,698	341,742

	2,089,649	1,947,614
Accumulated depreciation	(699,783)	(630,957)

	$1,389,866	$1,316,657

Accounts payable and accrued liabilities:
Trade accounts payable	$106,365	$109,781
Accrued payroll and related benefits	35,496	41,048
Other accrued liabilities	83,510	74,906

	$225,371	$225,735

Other current liabilities:
Deferred service revenue(4)	$52,041	$45,387
Deferred equipment revenue(5)	17,530	14,615
Accrued sales, telecommunications, property and other taxes payable	21,303	20,903
Accrued interest	44,573	18,508
Other	19,748	15,395

	$155,195	$114,808

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	Deposits consists primarily of $70.0 million deposited with the FCC in early January 2008 in connection with the Company’s participation in Auction #73, all of which was returned to the Company in April 2008.

(3)	As of March 31, 2008 and December 31, 2007, approximately $49.5 million of gross assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $8.9 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively.

(4)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(5)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

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

The Company incurred losses for the three months ended March 31, 2008 and 2007; therefore, 5.2 million and 4.8 million common share equivalents were excluded in computing diluted earnings (loss) per share for those periods, respectively.

Note 5.	Fair Value of Financial Instruments

The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Fair value measurements of financial assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, fair value measurements of financial assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and fair value measurements of financial assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial asset or liability is used to categorize the asset or liability and reflects the judgment of management. Financial assets and liabilities presented at fair value in the Company’s condensed consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company does not have Level 1 assets or liabilities as of March 31, 2008.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include its cash equivalents, its short-term investments in obligations of the U.S. government and investment grade fixed-income securities that are guaranteed by U.S. government agencies, a majority of its short-term investments in commercial paper and its interest rate swaps.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 assets include certain of its short-term investments in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents	$—	$226,902	$—	$226,902
Short-term investments	—	69,678	11,875	81,553

Total	$—	$296,580	$11,875	$308,455

Liabilities:
Interest rate swaps	$—	$14,110	$—	$14,110

Total	$—	$14,110	$—	$14,110

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets.

Level 3 Assets as of
March 31, 2008
(In thousands)

Beginning balance	$16,200
Total gains (losses) (realized/unrealized):
Included in earnings	(4,325)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in (out) of Level 3	—

Ending balance	$11,875

The realized losses included in earnings noted in the table above are presented in other expense, net in the condensed consolidated statement of operations and relate to assets still held by the Company as of March 31, 2008.

Cash Equivalents and Short-Term Investments

The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and investment grade fixed-income securities that are guaranteed by U.S. government agencies and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, primarily yield curves and time to maturity factors, and therefore such investments are considered to be Level 2 items. The fair value of certain of the Company’s investments in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, primarily ABX and monoline indices and a valuation model that considers a liquidity factor that is subjective in nature, and therefore such investments are considered to be Level 3 items.

Through its non-controlled consolidated subsidiary Denali, the Company held investments in asset-backed commercial paper for which the fair value was determined using the Level 3 inputs described above. These investments were purchased as highly rated investment grade securities, with a par value of $21.6 million and $32.9 million as of March 31, 2008 and December 31, 2007, respectively. These securities, which are collateralized, in part, by residential mortgages, have declined in value since December 31, 2007. As a result, during the three months ended March 31, 2008, the Company recognized an other-than-temporary impairment loss of approximately $4.3 million related to these investments in asset-backed commercial paper to bring the net carrying value of such investments to $11.9 million as of March 31, 2008 and to bring the cumulative other-than-temporary impairment loss recognized to approximately $9.7 million as of March 31, 2008. In April 2008, Denali received a $2.1 million distribution related to these investments. As a result, the remaining par value of these investments was reduced to $19.5 million as of April 30, 2008. In addition, during April 2008, the value of these investments increased by $2.1 million and, after consideration of the distribution received, these investments had a net carrying value of $11.9 million as of April 30, 2008. Future volatility and uncertainty in the financial markets could result in additional losses.

Interest Rate Swaps

As more fully described in Note 6, the Company’s interest rate swaps effectively fix the London Interbank Offered Rate (LIBOR) interest rate on a portion of its floating rate debt. The fair value of the Company’s interest rate swaps is primarily determined using LIBOR spreads, which are significant observable inputs that can be corroborated, and therefore such swaps are considered to be Level 2 items. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has been considered in the fair value measurement of the interest rate swaps.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $1,893.8 million as of March 31, 2008.

Note 6.	Long-Term Debt

Long-term debt as of March 31, 2008 and December 31, 2007 was comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007

Term loans under senior secured credit facilities	$924,250	$926,500
Unamortized deferred lender fees	(1,856)	(1,898)
Senior notes	1,100,000	1,100,000
Unamortized premium on senior notes	19,256	19,800

	2,041,650	2,044,402
Current maturities of long-term debt	(11,500)	(10,500)

	$2,030,150	$2,033,902

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s senior secured credit agreement (the “Credit Agreement”) consists of a six year $895.5 million term loan and a $200 million revolving credit facility. As of March 31, 2008, the outstanding indebtedness under the term loan was $884.3 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). As of March 31, 2008, the interest rate on the term loan was LIBOR plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket.

At March 31, 2008, the effective interest rate on the term loan was 6.6%, including the effect of interest rate swaps. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company was in compliance with this requirement as of March 31, 2008. The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of March 31, 2008 and December 31, 2007 were liabilities of $14.1 million and $7.2 million, respectively, which were recorded in other liabilities in the condensed consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of March 31, 2008, the revolving credit facility was undrawn; however, approximately $3.2 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 8. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of March 31, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. The Company was in compliance with these covenants as of March 31, 2008.

The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of the Company’s other credit instruments.

Affiliates of Highland Capital Management, L.P. (an affiliate of James D. Dondero, a former director of Leap) participated in the syndication of the term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At March 31, 2008, the effective interest rate on the term loans was 6.9%, and the outstanding indebtedness was $40 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC, a wholly owned subsidiary of LCW Operations (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of March 31, 2008.

Senior Notes

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, and in 2007, the Company exchanged the notes for identical notes that had been registered with the Securities and Exchange Commission (“SEC”). In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium the Company received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At March 31, 2008, the effective interest rate on the $350 million of unsecured senior notes was 8.8%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with the Company’s obligation to offer to exchange the notes for identical notes that have been registered with the SEC, as more fully described below.

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

In connection with the private placement of the $350 million of additional senior notes, the Company entered into a registration rights agreement with the purchasers in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet the registration statement filing requirements. Due to the Company’s restatement of its historical consolidated financial results during the fourth quarter of 2007, the Company was unable to file the registration statement within 150 days after issuance of the notes. The Company filed the registration statement on March 28, 2008; however, the registration statement has not yet been declared effective. Due to the delay in filing the registration statement and having it declared effective, the Company has accrued additional interest expense of approximately $1.6 million as of March 31, 2008.

Note 7.	Significant Acquisitions and Dispositions

On April 1, 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for approximately $30 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million POPs and operates a wireless business in Georgia and South Carolina, which complements the Company’s existing market in Charleston, South Carolina. The transaction will be recorded as a purchase and the results of operations of Hargray Wireless will be included in the Company’s condensed consolidated statement of operations beginning on April 1, 2008. On April 3, 2008, Hargray Wireless became a guarantor under the Credit Agreement and indenture. In connection with this acquisition, the Company entered into a wholesale agreement with Hargray Communications Group, under which Hargray Communications Group is permitted to resell Cricket service with its wireline services as part of a bundled offering.

In January 2008, the Company agreed to exchange certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of the Company’s existing PCS licenses in Tennessee, Georgia and Arkansas will be exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged is expected to be approximately $8.1 million. The FCC issued its approval of the transaction in March 2008; however, the transaction remains subject to customary closing conditions. The carrying values of the disaggregated portion of the Tennessee, Georgia and Arkansas licenses of $6.8 million have been classified in assets held for sale in the condensed consolidated balance sheet as of March 31, 2008.

Note 8.	Commitments and Contingencies

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to it. The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including the Company’s chief executive officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which the Company’s board of directors had previously rejected on September 16, 2007. On February 14, 2008, in response to the Company’s motion, the court re-opened the case. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, the Company filed an answer to the Royal Street complaint, together with counterclaims for patent infringement, and on February 29, 2008, the Company moved to consolidate the Royal Street matter with the MetroPCS case. The Company intends to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On June 6, 2007, the Company was sued by Minerva Industries, Inc. (“Minerva”), in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by the Company infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. The Company filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” On April 15, 2008, at Minerva’s request, the cases were dismissed without prejudice.

On June 7, 2007, the Company was sued by Barry W. Thomas (“Thomas”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by the Company infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. The Company and other co-defendants filed a motion to stay the litigation pending the determination of similar litigation in the United States District Court for the Western District of North Carolina. On February 28, 2008, the District Court issued its claim construction ruling, adopting all of the interpretations offered by the defendants in that action. Based upon this ruling, Thomas has agreed in principle to dismiss his complaint with prejudice and to provide a release, in exchange for the agreement of the defendants to dismiss their counterclaims, including claims for costs and fees. In the event that this case is not resolved, the Company intends to vigorously defend against this matter.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc. (“Visual Interactive”), in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. The Company filed its answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against the Company are neither valid nor infringed by it. Visual Interactive agreed to dismiss its complaint against Leap and filed an amended complaint against Cricket, and Cricket filed its answer to this amended complaint on January 23, 2008. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables prepaid services subscribers to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On February 15, 2008, the Company filed a motion to sever and stay the proceedings against Cricket or, alternatively, to transfer the case to the United States District Court for the Northern District of California. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 7,156,300 entitles “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and a U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company intends to vigorously defend against this lawsuit. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants applied to the United States Supreme Court for a writ of certiorari, which was denied on April 14, 2008, and subsequently filed an answer to the complaint on May 2, 2008.

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

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of the Company’s current and former directors and executive officers and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the remaining state derivative lawsuit filed an amended complaint. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Securities Exchange Act of 1934 (the “Exchange Act”) based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, as well as claims based on the September 2007 unsolicited merger proposal from MetroPCS, and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

The Company and certain of its current and former officers and directors have been named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of California between November 2007 and February 2008 purportedly on behalf of investors who purchased Leap common stock between May 16, 2004 and November 9, 2007. The Company’s independent registered public accounting firm PricewaterhouseCoopers LLP has been named in one of these lawsuits. The class action lawsuits allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and further allege that the individual defendants violated Section 20(a) of the Exchange Act, by allegedly making false and misleading statements about the Company’s business and financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and, in some cases, on Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuits seek, among other relief, determinations that the alleged claims may be asserted on a class-wide basis, and unspecified damages and attorney’s fees and costs. Plaintiffs filed motions to consolidate the class action lawsuits and for appointment of a lead plaintiff and lead plaintiffs’ counsel to lead the consolidated action. Several of the plaintiffs voluntarily dismissed their lawsuits. On March 28, 2008, the District Court took the consolidation and lead plaintiff motions in the remaining lawsuits under submission, and it has not yet issued a ruling. The Company intends to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

If the plaintiffs were to prevail in these matters, the Company could be required to pay substantial damages or settlement costs, which could materially adversely affect its business, financial condition and results of operations.

Other Litigation

In addition to the matters described above, the Company is often involved in certain other claims, including disputes alleging intellectual property infringement, which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to the Company, none of these other claims is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Spectrum Clearing Obligations

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules provide that an AWS licensee may force the incumbent non-governmental user to relocate at the licensee’s expense. The FCC rules also provide that a portion of the proceeds raised in Auction #66 will be used to reimburse the costs of governmental users relocating from the AWS spectrum. However, some such users may delay relocation for an extended and undetermined period of time. The Company is continuing to evaluate its spectrum clearing obligations and the potential costs that may be incurred could be material.

FCC Hurricane Katrina Order

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. In 2007, FCC released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order was expected to become effective sometime in 2008. However, on February 28, 2008, the United States Court of Appeals for the District of Columbia Circuit stayed the effective date of the order pending resolution of a petition for review of the FCC’s rules. In order for the Company to comply with the requirements of the order, it would likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. The Company is currently evaluating its compliance with this order should it become effective and the potential costs that may be incurred to achieve compliance could be material.

System Equipment Purchase Agreements

In June 2007, the Company entered into certain system equipment purchase agreements. The agreements generally have a term of three years pursuant to which the Company agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to the Company of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, the Company is entitled to certain pricing discounts, credits and incentives, which credits and incentives are subject to the Company’s achievement of its purchase commitments, and to certain technical training for the Company’s personnel. If the purchase commitment levels per the agreements are not achieved, the Company may be required to refund any previous credits and incentives it applied to historical purchases.

Outstanding Letters of Credit and Surety Bonds

As of March 31, 2008 and December 31, 2007, the Company had approximately $8.5 million and $4.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. As of March 31, 2008 and December 31, 2007, approximately $3.2 million and $2.0 million, respectively, of these letters of credit were issued pursuant to the Credit Agreement and were considered as usage for purposes of determining availability under the revolving credit facility.

As of March 31, 2008 and December 31, 2007, the Company had approximately $3.6 million and $2.1 million, respectively, of surety bonds outstanding to guarantee the Company’s own performance with respect to certain of its contractual obligations.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, Non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of March 31, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$—	$419,440	$—	$17,744	$—	$437,184
Short-term investments	—	59,906	—	11,650	—	71,556
Restricted cash, cash equivalents and short-term investments	1,794	7,828	—	375	—	9,997
Inventories	—	71,029	—	844	—	71,873
Other current assets	41	112,842	—	970	—	113,853

Total current assets	1,835	671,045	—	31,583	—	704,463
Property and equipment, net	18	1,287,044	—	106,437	(3,633)	1,389,866
Investments in and advances to affiliates and consolidated subsidiaries	1,717,517	1,954,508	229,132	10,572	(3,911,729)	—
Wireless licenses	—	18,533	1,513,649	328,232	—	1,860,414
Assets held for sale	—	—	6,816	—	—	6,816
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	37,582	—	88	—	37,670
Other assets	43	47,137	—	2,153	—	49,333

Total assets	$1,719,413	$4,441,631	$1,749,597	$479,065	$(3,915,362)	$4,474,344

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$500	$193,731	$—	$31,140	$—	$225,371
Current maturities of long-term debt	—	9,000	—	2,500	—	11,500
Intercompany payables	7,020	239,703	315	3,208	(250,246)	—
Other current liabilities	—	152,320	—	2,875	—	155,195

Total current liabilities	7,520	594,754	315	39,723	(250,246)	392,066
Long-term debt	—	1,992,650	—	319,698	(282,198)	2,030,150
Deferred tax liabilities	—	20,380	171,544	—	—	191,924
Other long-term liabilities	—	94,804	—	1,960	—	96,764

Total liabilities	7,520	2,702,588	171,859	361,381	(532,444)	2,710,904
Minority interests	—	21,526	—	—	30,021	51,547
Membership units subject to repurchase	—	—	—	38,834	(38,834)	—
Stockholders’ equity	1,711,893	1,717,517	1,577,738	78,850	(3,374,105)	1,711,893

Total liabilities and stockholders’ equity	$1,719,413	$4,441,631	$1,749,597	$479,065	$(3,915,362)	$4,474,344

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$62	$399,153	$—	$34,122	$—	$433,337
Short-term investments	—	163,258	—	15,975	—	179,233
Restricted cash, cash equivalents and short-term investments	7,671	7,504	—	375	—	15,550
Inventories	—	64,583	—	625	—	65,208
Other current assets	102	37,201	—	796	—	38,099

Total current assets	7,835	671,699	—	51,893	—	731,427
Property and equipment, net	30	1,254,856	—	66,901	(5,130)	1,316,657
Investments in and advances to affiliates and consolidated subsidiaries	1,728,602	1,903,009	173,922	5,325	(3,810,858)	—
Wireless licenses	—	18,533	1,519,638	328,182	—	1,866,353
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	45,948	—	154	—	46,102
Deposits for wireless licenses	—	—	—	—	—	—
Other assets	41	44,464		2,172	—	46,677

Total assets	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,459	$210,707	$7	$8,562	$—	$225,735
Current maturities of long-term debt		9,000	—	1,500	—	10,500
Intercompany payables	5,727	179,248	726	2,986	(188,687)	—
Other current liabilities	—	112,626	—	2,182	—	114,808

Total current liabilities	12,186	511,581	733	15,230	(188,687)	351,043
Long-term debt	—	1,995,402	—	311,052	(272,552)	2,033,902
Deferred tax liabilities	—	19,606	163,229	—	—	182,835
Other long-term liabilities	—	88,570	—	1,602	—	90,172

Total liabilities	12,186	2,615,159	163,962	327,884	(461,239)	2,657,952
Minority interests	—	20,530	—	—	30,194	50,724
Membership units subject to repurchase	—	—	—	37,879	(37,879)	—
Stockholders’ equity	1,724,322	1,728,602	1,529,598	88,864	(3,347,064)	1,724,322

Total liabilities and stockholders’ equity	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$386,898	$—	$12,031	$—	$398,929
Equipment revenues	—	68,350	—	1,105	—	69,455
Other revenues	—	—	17,171	—	(17,171)	—

Total revenues	—	455,248	17,171	13,136	(17,171)	468,384

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(122,959)	—	(5,284)	17,073	(111,170)
Cost of equipment	—	(111,411)	—	(2,810)	—	(114,221)
Selling and marketing	—	(55,414)	—	(2,686)	—	(58,100)
General and administrative	(1,399)	(71,186)	(247)	(3,173)	98	(75,907)
Depreciation and amortization	(11)	(80,483)	—	(2,145)	—	(82,639)

Total operating expenses	(1,410)	(441,453)	(247)	(16,098)	17,171	(442,037)
Loss on sale or disposal of assets	—	(291)	—	—	—	(291)

Operating income (loss)	(1,410)	13,504	16,924	(2,962)	—	26,056
Minority interests in consolidated subsidiaries	—	(996)	—	—	173	(823)
Equity in net loss of consolidated subsidiaries	(16,816)	(708)	—	—	17,524	—
Equity in net loss of investee	—	(1,062)	—	—	—	(1,062)
Interest income	7	14,243	—	1,098	(10,567)	4,781
Interest expense	—	(34,449)	—	(8,150)	9,242	(33,357)
Other income (expense), net	75	(4,111)	—	—	—	(4,036)

Income (loss) before income taxes	(18,144)	(13,579)	16,924	(10,014)	16,372	(8,441)
Income tax expense	—	(3,237)	(6,466)	—	—	(9,703)

Net income (loss)	$(18,144)	$(16,816)	$10,458	$(10,014)	$16,372	$(18,144)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$287,945	$28,186	$5,560	$—	$321,691
Equipment revenues	—	79,447	4,512	1,496	(13,721)	71,734
Other revenues	—	13	13,028	—	(13,041)	—

Total revenues	—	367,405	45,726	7,056	(26,762)	393,425

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(88,049)	(12,346)	(3,073)	13,028	(90,440)
Cost of equipment	—	(120,627)	(10,897)	(4,862)	13,721	(122,665)
Selling and marketing	(8)	(39,762)	(6,597)	(2,402)	—	(48,769)
General and administrative	(321)	(55,029)	(8,714)	(1,183)	13	(65,234)
Depreciation and amortization	—	(60,887)	(6,006)	(1,907)	—	(68,800)

Total operating expenses	(329)	(364,354)	(44,560)	(13,427)	26,762	(395,908)
Gain (loss) on sale or disposal of assets	—	(311)	1,251	—	—	940

Operating income (loss)	(329)	2,740	2,417	(6,371)	—	(1,543)
Minority interests in consolidated subsidiaries	—	(180)	—	—	1,759	1,579
Equity in net loss of consolidated subsidiaries	(23,905)	(24,797)	—	—	48,702	—
Interest income	10	21,179	176	376	(16,456)	5,285
Interest expense	—	(25,410)	(8,331)	(9,211)	16,456	(26,496)
Other expense, net	—	(625)	(12)	—	—	(637)

Loss before income taxes	(24,224)	(27,093)	(5,750)	(15,206)	50,461	(21,812)
Income tax (expense) benefit	—	3,188	(5,600)	—	—	(2,412)

Net loss	$(24,224)	$(23,905)	$(11,350)	$(15,206)	$50,461	$(24,224)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$513	$111,533	$805	$22,829	$—	$135,680

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(120,681)	—	(39,157)	—	(159,838)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(70,022)	(805)	(50)	—	(70,877)
Purchases of investments	—	(19,744)	—	—	—	(19,744)
Sales and maturities of investments	—	124,341	—	—	—	124,341
Investments in and advances to affiliates and consolidated subsidiaries	(2,977)	—	—	—	2,977	—
Purchase of membership units	—	(1,033)	—	—	—	(1,033)
Other	(575)	324	—	—	—	(251)

Net cash used in investing activities	(3,552)	(86,815)	(805)	(39,207)	2,977	(127,402)

Financing activities:
Principal payments on capital lease obligations	—	(4,794)	—	—	—	(4,794)
Repayment of long-term debt	—	(2,250)	—	—	—	(2,250)
Payment of debt issuance costs	—	(364)	—	—	—	(364)
Capital contributions, net	2,977	2,977	—	—	(2,977)	2,977

Net cash provided by (used in) financing activities	2,977	(4,431)	—	—	(2,977)	(4,431)

Net increase (decrease) in cash and cash equivalents	(62)	20,287	—	(16,378)	—	3,847
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$—	$419,440	$—	$17,744	$—	$437,184

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,322)	$33,316	$(9,840)	$(17,032)	$—	$5,122

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(115,436)	(3,288)	(7,162)	—	(125,886)
Purchases of and deposits for wireless licenses	—	—	(254)	(169)	—	(423)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(42,727)	—	—	—	(42,727)
Sales and maturities of investments	—	84,293	—	—	—	84,293
Investments in and advances to affiliates and consolidated subsidiaries	(4,365)	(4,706)	—	—	4,365	(4,706)
Other	1,250	(2)	(146)	—	—	1,102

Net cash provided by (used in) investing activities	(3,115)	(78,578)	5,812	(7,331)	4,365	(78,847)

Financing activities:
Issuance of related party debt	—	(17,000)	—	—	17,000	—
Proceeds from related party debt	—	—	15,000	2,000	(17,000)	—
Repayment of long-term debt	—	(2,250)	—	—	—	(2,250)
Payment of debt issuance costs	—	(873)	—	(8)	—	(881)
Capital contributions, net	—	4,365	—	—	(4,365)	—
Proceeds from issuance of common stock, net	4,365	—	—	—	—	4,365

Net cash provided by (used in) financing activities	4,365	(15,758)	15,000	1,992	(4,365)	1,234

Net increase (decrease) in cash and cash equivalents	(72)	(61,020)	10,972	(22,371)	—	(72,491)
Cash and cash equivalents at beginning of period	206	316,398	12,842	43,366	—	372,812

Cash and cash equivalents at end of period	$134	$255,378	$23,814	$20,995	$—	$300,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on February 29, 2008.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors that could adversely affect the demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, expansion of our mobile broadband product offering and other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through our existing cash, cash generated from operations or additional capital, or delays by existing U.S. government and other private sector wireless operations in clearing the Advanced Wireless Services, or AWS, spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indenture and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

Overview

Company Overview

We are a wireless communications carrier that offers digital wireless service in the U.S. under the “Cricket®” brand. Our Cricket service offers customers unlimited wireless service for a flat monthly rate without requiring a fixed-term contract or a credit check. Cricket service is offered by Cricket, a wholly owned subsidiary of Leap, and is also offered in Oregon by LCW Wireless Operations, LLC, or LCW Operations, a designated entity under FCC regulations. Cricket owns an indirect 73.3% non-controlling interest in LCW Operations through a 73.3% non-controlling interest in LCW Wireless, LLC, or LCW Wireless. Cricket also owns an 82.5% non-controlling interest in Denali Spectrum, LLC, or Denali, which purchased a wireless license in Auction #66 covering the upper mid-west portion of the U.S. as a designated entity through its wholly owned subsidiary, Denali Spectrum License, LLC, or Denali License. We consolidate our interests in LCW Wireless and Denali in accordance with Financial Accounting Standards Board Interpretation No., or FIN, 46(R), “Consolidation of Variable Interest Entities,” because these entities are variable interest entities and we will absorb a majority of their expected losses.

At March 31, 2008, Cricket service was offered in 23 states and had approximately 3.1 million customers. As of March 31, 2008, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali License owned wireless licenses covering an aggregate of approximately 186 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 53 million POPs as of March 31, 2008, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

In addition to the approximately 53 million POPs we covered as of March 31, 2008 with our combined network footprint, we estimate that we and Denali License hold licenses in markets that include up to approximately 85 million additional POPs that are suitable for Cricket service. We recently launched our first Auction #66 markets in Oklahoma City and southern Texas, and we and Denali License are currently building out additional Auction #66 markets that we intend to launch this year and in 2009. We also plan to continue to expand our network coverage and capacity in many of our existing markets, allowing us to offer our customers a larger local calling area. As part of our overall coverage expansion plans, we expect to increase our network coverage by approximately eight million additional POPs between January and June 2008. Looking ahead, we and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). We and Denali License may also develop some of the licenses covering our additional POPs through partnerships with others.

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. Several federal government agencies have cleared or developed plans to clear spectrum covered by licenses we and Denali License purchased in Auction #66 or have indicated that we and Denali License can operate on the spectrum without interfering with the agencies’ current uses. As a result, we do not expect spectrum clearing issues to impact our near-term market launches. In other markets, we continue to work with one federal agency to ensure that the agency either relocates its spectrum use to alternative frequencies or confirms that we can operate on the spectrum without interfering with its current uses. If our efforts with this agency are not successful, the agency’s continued use of the spectrum could delay the launch of certain markets.

Our Cricket rate plans are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our premium rate plans offer unlimited local and U.S. long distance service from any Cricket service area and unlimited use of multiple calling features and messaging services, bundled with specified roaming minutes in the continental U.S. or unlimited mobile web access and directory assistance. Our most popular plan combines unlimited local and U.S. long distance service from any

Cricket service area with unlimited use of multiple calling features and messaging services. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We have also launched a new weekly rate plan, Cricket By Week, and a flexible payment option, BridgePay, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention. In September 2007, we introduced our first unlimited mobile broadband offering, Cricket Wireless Internet Service, into select markets, allowing customers to access the internet through their laptops for one low, flat rate with no long-term commitments or credit checks. We intend to expand this product offering into additional markets in 2008. Our per-minute prepaid service, Jump® Mobile, brings Cricket’s attractive value proposition to customers who prefer to actively control their wireless usage and to allow us to better target the urban youth market. We expect to continue to broaden our voice and data product and service offerings in 2008 and beyond.

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

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout 2006, 2007 and the first quarter of 2008, we and our joint ventures continued expanding existing market footprints and expanded into 20 new markets, increasing the number of potential customers covered by our networks from approximately 48 million covered POPs as of December 31, 2006, to approximately 53 million covered POPs as of December 31, 2007 and March 31, 2008. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 2.23 million customers as of December 31, 2006 to 2.86 million customers as of December 31, 2007 and to 3.09 million customers as of March 31, 2008. In addition, our total revenues have increased from $1.17 billion for fiscal 2006 to $1.63 billion for fiscal 2007, and from $393.4 million for the three months ended March 31, 2007 to $468.4 million for the three months ended March 31, 2008. During the past two years, we also introduced several higher-priced, higher-value service plans which have helped increase average revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $1.17 billion for fiscal 2006 to $1.57 billion for fiscal 2007, and from $395.9 million for the three months ended March 31, 2007 to $442.0 million for the three months ended March 31, 2008. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006 and 2007. As a result, our interest expense has increased from $61.3 million for fiscal 2006 to $121.2 million for fiscal 2007, and from $26.5 million for the three months ended March 31, 2007 to $33.4 million for the three months ended March 31, 2008. Also, in September 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $37.4 million for the year ended December 31, 2007 compared to $9.3 million for the year ended December 31, 2006, and to our income tax expense of $9.7 million for the three months ended March 31, 2008 compared to $2.4 million for the three months ended March 31, 2007.

Primarily as a result of the factors described above, our net loss of $24.4 million for fiscal 2006 increased to $75.9 million for the year ended December 31, 2007, and our net loss of $24.2 million for the three months ended March 31, 2007 decreased to $18.1 million for the three months ended March 31, 2008. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers.

We expect that we will continue to build out and launch new markets and pursue other strategic expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses would decrease operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Results of Operations

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended March 31,
		% of 2008		% of 2007	Change from
		Service		Service	Prior Year
	2008	Revenues	2007	Revenues	Dollars	Percent

Revenues:
Service revenues	$398,929		$321,691		$77,238	24.0%
Equipment revenues	69,455		71,734		(2,279)	(3.2)%

Total revenues	468,384		393,425		74,959	19.1%

Operating expenses:
Cost of service	111,170	27.9%	90,440	28.1%	20,730	22.9%
Cost of equipment	114,221	28.6%	122,665	38.1%	(8,444)	(6.9%)
Selling and marketing	58,100	14.6%	48,769	15.2%	9,331	19.1%
General and administrative	75,907	19.0%	65,234	20.3%	10,673	16.4%
Depreciation and amortization	82,639	20.7%	68,800	21.4%	13,839	20.1%

Total operating expenses	442,037	110.8%	395,908	123.1%	46,129	11.7%
Gain (loss) on sale or disposal of assets	(291)	(0.1)%	940	0.3%	(1,231)	(131.0)%

Operating income (loss)	$26,056	6.5%	$(1,543)	(0.5)%	$27,599	1,788.7%

The following tables summarize customer activity for the three months ended March 31, 2008 and 2007:

			Change
For the Three Months Ended March 31:	2008	2007	Amount	Percent

Gross customer additions	550,520	565,055	(14,535)	(2.6)%
Net customer additions	230,062	318,346	(88,284)	(27.7)%
Weighted-average number of customers	2,956,477	2,393,161	563,316	23.5%

As of March 31:
Total customers	3,093,581	2,548,172	545,409	21.4%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service Revenues

Service revenues increased $77.2 million, or 24.0%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. This increase resulted from a 23.5% increase in average total customers due to new market launches and existing market customer growth and a 0.4% increase in average monthly revenues per customer. The increase in average monthly revenues per customer was due primarily to the continued increase in customer usage of our value-added services.

Equipment Revenues

Equipment revenues decreased $2.3 million, or 3.2%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. An increase of 1.8% in handset sales volume was offset by a reduction in the average revenue per handset sold primarily due to the volume of sales of our new low-cost handset that was launched beginning in February 2008.

Cost of Service

Cost of service increased $20.7 million, or 22.9%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service decreased to 27.9% from 28.1% in the prior year period. Network infrastructure costs declined by 0.4% of service revenues primarily due to benefits of scale. This decrease was offset by a 0.1% increase in variable product costs as a percentage of service revenues due to increased customer usage of our value-added services.

Cost of Equipment

Cost of equipment decreased $8.4 million, or 6.9%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. An increase of 1.8% in handset sales volume was offset by a reduction in the average cost per handset sold primarily due to the volume of sales of our new low-cost handset that was launched beginning in February 2008.

Selling and Marketing Expenses

Selling and marketing expenses increased $9.3 million, or 19.1%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 14.6% from 15.2% in the prior year period. This percentage decrease was largely attributed to a 0.5% decrease in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the prior year period and the advertising costs associated with those launches. In addition, there was a 0.2% net decrease in store and staffing costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

General and Administrative Expenses

General and administrative expenses increased $10.7 million, or 16.4%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.0% from 20.3% in the prior year period due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $13.8 million, or 20.1%, for the three months ended March 31, 2008 compared to the corresponding period of the prior year. The increase in the dollar amount of depreciation and amortization expense was due primarily to the build-out and launch of our new markets throughout 2007 and the improvement and expansion of our existing markets. Such expenses decreased slightly as a percentage of service revenues compared to the corresponding period of the prior year.

Non-Operating Items

The following table summarizes non-operating data for our consolidated operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Change

Minority interests in consolidated subsidiaries	$(823)	$1,579	$(2,402)
Equity in net loss of investee	(1,062)	—	(1,062)
Interest income	4,781	5,285	(504)
Interest expense	(33,357)	(26,496)	(6,861)
Other expense, net	(4,036)	(637)	(3,399)
Income tax expense	(9,703)	(2,412)	(7,291)

Three Months March 31, 2008 Compared to Three Months Ended March 31, 2007

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries primarily reflects the share of net earnings or losses allocated to the other members of certain consolidated entities, as well as accretion expense associated with certain members’ put options.

Equity in Net Loss of Investee

Equity in net loss of investee reflects our share of losses in a regional wireless service provider, in which we previously made investments.

Interest Income

Interest income decreased $0.5 million for the three months ended March 31, 2008 compared to the corresponding period of the prior year. This decrease was primarily attributed to a change in our investment policy, and therefore a change in the mix of our investment portfolio, and a decline in interest rates compared to the corresponding period of the prior year. Currently, a large percentage of our portfolio consists of lower-yielding fixed income securities that are guaranteed by U.S. government agencies whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest Expense

Interest expense increased $6.9 million for the three months ended March 31, 2008 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $350 million of unsecured senior notes in June 2007. We capitalized $13.0 million of interest during the three months ended March 31, 2008 compared to $10.7 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2008 and beyond. See “— Liquidity and Capital Resources” below.

Other Expense, Net

Other expense, net of other income, increased $3.4 million for the three months ended March 31, 2008 compared to the corresponding period of the prior year. During the first quarter of 2008, we recorded a $4.3 million impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper.

Income Tax Expense

The annual effective tax rate computation includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss) and our current projection for 2008 is close to break-even. Our projected ordinary income tax expense for the full year 2008, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have calculated our provision for income taxes for the three months ended March 31, 2008 and 2007 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three months ended March 31, 2008, we recorded income tax expense of $9.7 million compared to income tax expense of $2.4 million for the three months ended March 31, 2007. The increase in income tax expense related primarily to our change in August 2007 in our tax accounting method for amortizing wireless licenses. The new method generally allows us to accelerate our tax amortization of wireless licenses. At the same time, the new method increases our income tax expense as a result of the deferred tax effect of accelerating wireless license amortization.

We expect that we will recognize income tax expense for the full year 2008 despite the fact that we have recorded a full valuation allowance on our deferred tax assets. This is because of the deferred tax effect of the amortization of wireless licenses and tax basis goodwill for income tax purposes. We do not expect to release any fresh-start related valuation allowance from 2008 ordinary income.

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax credit, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. We will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released.

Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill if the benefit is recognized in the financial statements prior to January 1, 2009. These tax benefits will not reduce income tax expense for GAAP purposes, although such assets, when recognized as a deduction for tax return purposes, may reduce U.S. federal and certain state taxable income, if any, and may therefore reduce income taxes payable. Effective for years beginning after December 15, 2008, Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), provides that any tax benefit related to deferred tax assets recorded in fresh-start reporting be accounted for as a reduction to income tax expense. During the year ended December 31, 2005, approximately $25.1 million of fresh-start related net deferred tax assets were utilized and, therefore, we recorded a corresponding reduction to goodwill. No such net deferred tax assets were utilized during 2006 and 2007. As of March 31, 2008, the balance of fresh-start related net deferred tax assets was $218.5 million, which was subject to a full valuation allowance.

Performance Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are widely used in the telecommunications industry. These metrics include average revenue per user per month, or ARPU, which measures service revenue per customer; cost per gross customer addition, or CPGA, which measures the average cost of acquiring a new customer; cash costs per user per month, or CCU, which measures the non-selling cash cost of operating our business on a per customer basis; and churn, which measures turnover in our customer base. CPGA and CCU are non-GAAP financial measures. A non-GAAP financial measure, within the meaning of Item 10 of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, which are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, which are excluded from the most directly comparable measure so calculated and presented. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of CPGA and CCU to the most directly comparable GAAP financial measures.

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

The following table shows metric information for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

ARPU	$44.98	$44.81
CPGA	$159	$166
CCU	$21.73	$21.27
Churn	3.6%	3.4%

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended March 31,
	2008	2007

Selling and marketing expense	$58,100	$48,769
Less share-based compensation expense included in selling and marketing expense	(1,356)	(1,001)
Plus cost of equipment	114,221	122,665
Less equipment revenue	(69,455)	(71,734)
Less net loss on equipment transactions unrelated to initial customer acquisition	(14,020)	(4,762)

Total costs used in the calculation of CPGA	$87,490	$93,937
Gross customer additions	550,520	565,055

CPGA	$159	$166

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended March 31,
	2008	2007

Cost of service	$111,170	$90,440
Plus general and administrative expense	75,907	65,234
Less share-based compensation expense included in cost of service and general and administrative expense	(8,346)	(7,742)
Plus net loss on equipment transactions unrelated to initial customer acquisition	14,020	4,762

Total costs used in the calculation of CCU	$192,751	$152,694
Weighted-average number of customers	2,956,477	2,393,161

CCU	$21.73	$21.27

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $508.7 million in unrestricted cash, cash equivalents and short-term investments as of March 31, 2008. In addition, $70.0 million in deposits that were held by the FCC as of March 31, 2008 were returned to us in April 2008. We generated $135.7 million of net cash from operating activities during the three months ended March 31, 2008, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. We may also generate liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business as described below.

Our business expansion efforts include our plans to launch additional markets with spectrum licenses that we and Denali License acquired in Auction #66, which will require the expenditure of significant funds to complete the associated construction and fund the initial operating costs. Aggregate capital expenditures for build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $26.00 per covered POP, excluding capitalized interest. We recently launched our first Auction #66 markets in Oklahoma City and southern Texas, and we and Denali License are currently building out additional Auction #66 markets that we intend to launch this year and in 2009. We also plan to continue to expand our network coverage and capacity in many of our existing markets, allowing us to offer our customers a larger local calling area. As part of this expansion, we deployed approximately 400 new cell sites in our existing markets between January 2007 and March 2008 and expect to deploy approximately 200 additional cell sites in our existing markets in 2008. As part of our overall coverage expansion plans, we expect to increase our network coverage by approximately eight million additional POPs between January and June 2008. Looking ahead, we and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). If U.S. federal government incumbent licensees do not relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets.

In addition to expanding network coverage, our current business expansion efforts also include our plans to expand our mobile broadband product offering, which we introduced into select markets in September 2007. We expect to further expand the availability of this product offering in 2008, which was available to approximately 7.5 million covered POPs as of March 31, 2008 and which we expect will be available to approximately 13.5 million covered POPs by the end of the second quarter of 2008.

Under our current business expansion plans, if we determine to cover significantly more than 20 million additional POPs by the middle of 2009 or significantly more than 30 million additional POPs by the end of 2010 (or to accelerate the launch of those 20 million or 30 million additional POPs), we will need to raise additional debt, convertible debt and/or equity capital to help finance this expansion. The amount and timing of any capital requirements will depend upon the pace of our planned market expansion.

We may also pursue other strategic activities to build our business, which could include (without limitation) further expansion of our existing market footprint, the acquisition of additional spectrum through FCC auctions or private transactions, or entering into partnerships with others to help launch additional markets. If we were to pursue any of these activities at a significant level in addition to our current plans, we may need to raise additional funding or re-direct capital otherwise available for our current business expansion efforts or other strategic activities.

Any additional capital that we raise to finance business expansion activities may be significant and could consist of debt, convertible debt and/or equity financing from the public and/or private capital markets. The amount, nature and timing of any financing will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements and overall market conditions. If we require additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities, and we were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such business expansion or strategic activities or slow the pace of such business expansion or strategic activities as necessary to match our capital requirements to our available liquidity.

Our total outstanding indebtedness under our senior secured credit agreement, or the Credit Agreement, was $884.3 million as of March 31, 2008. Outstanding term loan borrowings under the Credit Agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The term loan under our Credit Agreement bears interest at LIBOR plus 3.0% or the bank base rate plus 2.0%, as selected by us. In addition to our Credit Agreement, we also had $1,100 million in unsecured senior notes due 2014 outstanding as of March 31, 2008. Our $1,100 million in unsecured senior notes have no principal amortization and mature in October 2014. Of the $1,100 million of unsecured senior notes, $750 million principal amount of senior notes bears interest at 9.375% per annum and $350 million principal amount of senior notes (which were issued at a 106% premium) bears interest at an effective rate of 8.8% per annum.

The Credit Agreement and the indenture governing our $1,100 million in unsecured senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring indebtedness beyond defined levels to pay down outstanding borrowings under our Credit Agreement. Our Credit Agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement includes a $200 million revolving credit facility, which was undrawn as of March 31, 2008. The business expansion efforts we are pursuing in 2008 and 2009 will decrease our consolidated fixed charge coverage ratio and could prevent us from borrowing under the revolving credit facility for several quarters, depending on the scope and pace of our expansion efforts. We do not intend, however, to pursue business expansion activities that would prevent us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such expansion activities without drawing on the revolving credit facility. If we determine to raise significant additional indebtedness, we may seek to amend the Credit Agreement to remove the requirement that we use some or all of the proceeds from such indebtedness to pay down outstanding borrowings as well as to decrease the minimum consolidated fixed charge coverage ratio. We cannot assure you, however, that we will be successful in any efforts to amend the Credit Agreement.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $135.7 million during the three months ended March 31, 2008 compared to $5.1 million during the three months ended March 31, 2007. This increase was primarily attributable to the decrease in our net loss and to higher depreciation expense.

Investing Activities

Net cash used in investing activities was $127.4 million during the three months ended March 31, 2008, which included the effects of the following transactions:

•	During the three months ended March 31, 2008, we made investment purchases of $19.7 million, offset by sales or maturities of investments of $124.3 million.

•	During the three months ended March 31, 2008, we and our consolidated joint ventures purchased $157.2 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the three months ended March 31, 2008, we deposited $70.0 million with the FCC in connection with our participation in Auction #73, all of which was returned to us in April 2008.

Financing Activities

Net cash used in financing activities was $4.4 million during the three months ended March 31, 2008, which included the effects of the following transactions:

•	During the three months ended March 31, 2008, we made payments of $2.3 million on our $895.5 million senior secured term loan and payments of $4.8 million on our capital lease obligations.

•	During the three months ended March 31, 2008, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $3.0 million.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under our Credit Agreement consists of a six year $895.5 million term loan and a $200 million revolving credit facility. As of March 31, 2008, the outstanding indebtedness under our term loan was $884.3 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). As of March 31, 2008, the interest rate on the term loan was the London Interbank Offered Rate (LIBOR) plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket.

At March 31, 2008, the effective interest rate on our term loan under the Credit Agreement was 6.6%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We have entered into interest rate swap agreements with respect to $355 million of our debt. These swap agreements effectively fix the LIBOR interest rate on $150 million of our indebtedness at 8.3% and $105 million of our indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of March 31, 2008 and December 31, 2007 were aggregate liabilities of $14.1 million and $7.2 million, respectively, which were recorded in other liabilities in the condensed consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of March 31, 2008, the revolving credit facility was undrawn. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under our Credit Agreement. As of March 31, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.00% or the bank base rate plus 2.00%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by us and all of our direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by us, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. We were in compliance with the covenants as of March 31, 2008.

The business expansion efforts we are pursuing in 2008 and 2009 will decrease our consolidated fixed charge coverage ratio and could prevent us from borrowing under the revolving credit facility for several quarters, depending on the scope and pace of our expansion efforts. We do not intend, however, to pursue business expansion activities that would prevent us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such expansion activities without drawing on the revolving credit facility.

The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments.

Affiliates of Highland Capital Management, L.P. (an affiliate of James D. Dondero, a former director of Leap) participated in the syndication of the term loan in an amount equal to $222.9 million. Additionally, Highland Capital Management continues to hold a $40 million commitment under the $200 million revolving credit facility.

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At March 31, 2008, the effective interest rate on the term loans was 6.9%, and the outstanding indebtedness was $40 million. LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% with respect to $20 million of its outstanding borrowings. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (and are non-recourse to Leap, Cricket and their other subsidiaries). Outstanding borrowings under the term loans must be repaid in varying quarterly installments starting in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with the covenants as of March 31, 2008.

Senior Notes

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers and, in 2007, we exchanged the notes for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount. These notes are an additional issuance of the 9.375% unsecured senior notes due 2014 discussed above and are treated as a single class with these notes. The terms of these additional notes are identical to the existing notes, except for certain applicable transfer restrictions. The $21 million premium we received in connection with the issuance of the notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At March 31, 2008, the effective interest rate on the $350 million of unsecured senior notes was 8.8%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with our obligation to offer to exchange the notes for identical notes that have been registered with the SEC, as more fully described below.

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

In connection with the private placement of the $350 million of additional senior notes, we entered into a registration rights agreement with the purchasers in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We must use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet the registration statement filing requirements. Due to the restatement of our historical consolidated financial results during the fourth quarter of 2007, we were unable to file the registration statement within 150 days after issuance of the notes. We filed the registration statement on March 28, 2008; however, the registration statement has not yet been declared effective. Due to the delay in filing the registration statement and having it declared effective, we have accrued additional interest expense of approximately $1.6 million as of March 31, 2008.

Fair Value of Financial Instruments

As more fully described in Notes 2 and 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, or SFAS 157, during the three months ended March 31, 2008 with respect to our financial assets and liabilities. SFAS 157 defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Fair value measurements of financial assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, fair value measurements of financial assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 and fair value measurements of financial assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Such assets and liabilities have values determined using pricing models for which the determination of fair value requires judgement and estimation. As of March 31, 2008, $11.9 million of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. However, as of March 31, 2008, through our non-controlled consolidated subsidiary Denali, we held investments in asset-backed commercial paper, which were purchased as highly rated investment grade securities, with a par value of $21.6 million, These securities, which are collateralized, in part, by residential mortgages, have declined in value and, as a result, we have recognized a cumulative other-than-temporary impairment loss of approximately $9.7 million related to these investments to bring the net carrying value of such investments to $11.9 million as of March 31, 2008. In April 2008, we received a $2.1 million distribution related to these investments. As a result, the remaining par value of these investments was reduced to $19.5 million as of April 30, 2008. In addition, during April 2008, the value of these investments increased by $2.1 million and, after consideration of the distribution received, these investments had a net carrying value of $11.9 million as of April 30, 2008. Future volatility and uncertainty in the financial markets could result in additional losses and difficulty in monetizing these investments. In addition, our results of operations are generally not impacted by the valuation of our interest rate swaps because such interest rate swaps qualify for hedge accounting treatment and fluctuations in their market values are reported through other comprehensive income in the condensed consolidated balance sheets. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and interest rate swaps at fair value.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

As part of our overall coverage expansion plans, we expect to increase our network coverage by approximately eight million additional POPs between January and June 2008. Looking ahead, we and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (see below, under “— Auction #66 Properties and Build-Out Plans”). Aggregate capital expenditures for build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $26.00 per covered POP, excluding capitalized interest. The amount and timing of any capital requirements will depend upon the pace of our planned market expansion. Ongoing capital expenditures to support the growth and development of our markets after their first year of commercial operation are expected to be in the mid-teens as a percentage of service revenue, excluding costs of any significant expansion in our existing markets.

During the three months ended March 31, 2008, we and our consolidated joint ventures made approximately $157.2 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for EvDO technology.

Auction #66 Properties and Build-Out Plans

In December 2006, we completed the purchase of 99 wireless licenses in Auction #66 covering 124.9 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million. In April 2007, Denali License completed the purchase of one wireless license in Auction #66 covering 59.9 million POPs (which includes markets covering 5.8 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We recently launched our first Auction #66 markets in Oklahoma City and southern Texas, and we and Denali License are currently building out additional Auction #66 markets that we intend to launch this year and in 2009. As part of our overall coverage expansion plans, we expect to increase our network coverage by approximately eight million additional POPs between January and June 2008. Looking ahead, we and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). If U.S. federal government incumbent licensees do not relocate to their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets. The licenses we and Denali License purchased in Auction #66, together with the licenses we currently own, provide 20 MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

Other Acquisitions and Dispositions

On April 1, 2008, we completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC, or Hargray Wireless, for approximately $30 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million POPs and operates a wireless business in Georgia and South Carolina, which complements our existing market in Charleston, South Carolina. The transaction will be recorded as a purchase and the results of operations of Hargray Wireless will be included in our condensed consolidated statement of operations beginning on April 1, 2008. On April 3, 2008, Hargray Wireless became a guarantor under our Credit Agreement and indenture. In connection with this acquisition, we entered into a wholesale agreement with Hargray Communications Group, under which it is permitted to resell our Cricket service with its wireline services as part of a bundled offering.

In January 2008, we agreed to exchange certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas will be exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged is expected to be approximately

$8.1 million. The FCC issued its approval of the transaction in March 2008; however, completion of this transaction remains subject to customary closing conditions. The carrying values of the disaggregated portions of the Tennessee, Georgia and Arkansas licenses have been classified in assets held for sale in the condensed consolidated balance sheet as of March 31, 2008.

Off-Balance Sheet Arrangements

We do not have and have not had any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We will be required to adopt SFAS 141(R) on January 1, 2009. We are currently evaluating what impact SFAS 141(R) will have on our consolidated financial statements; however, since we have significant deferred tax assets recorded through fresh-start reporting for which full valuation allowances were recorded at the date of our emergence from bankruptcy, this standard could materially affect our results of operations if changes in the valuation allowances occur once we adopt the standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example, a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We will be required to adopt SFAS 161 on January 1, 2009. We are currently evaluating what impact SFAS 161 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of March 31, 2008, approximately 72% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of unsecured senior notes which bear interest at a fixed rate of 9.375% per year. In addition, $355 million of the $884.3 million in outstanding floating rate debt under our Credit Agreement as of March 31, 2008 was covered by interest rate swap agreements. As of March 31, 2008, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $40 million in outstanding floating rate debt as of March 31, 2008, consisting of two term loans. In 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of March 31, 2008, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $569.3 million. The primary base interest rate is three month LIBOR plus an applicable margin. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.7 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. Currently, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that the material weakness that existed in our internal control over financial reporting as of December 31, 2007 existed as of March 31, 2008. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

The material weakness we previously identified in our internal control over financial reporting was as follows: There were deficiencies in our internal controls over the existence, completeness and accuracy of revenues, cost of revenues and deferred revenues. Specifically, the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenues and deferred revenues did not detect the errors in revenues, cost of revenues and deferred revenues. A contributing factor was the ineffective operation of our user acceptance testing (i.e., ineffective testing) of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings. This material weakness resulted in the accounting errors which caused us to restate our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004 and for the period from January 1, 2004 to July 31, 2004, and our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. In addition, this material weakness resulted in an adjustment recorded in the three months ended December 31, 2007, which we determined was not material to our previously reported 2006 annual or 2007 interim periods. The material weakness described above could result in a misstatement of revenues, cost of revenues and deferred revenues that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

(b)	Management’s Remediation Initiatives

We are in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. Elements of our remediation plan can only be accomplished over time. We have taken and are taking the following actions to remediate the material weakness described above:

•	During the fiscal quarter ended December 31, 2007, we performed a detailed review of our billing and revenue systems, and processes for recording revenue. We also began and continue to implement stronger account reconciliations and analyses surrounding our revenue recording processes which are designed to detect any material errors in the completeness and accuracy of the underlying data.

•	We are designing and intend to implement automated enhancements to our billing and revenue systems to reduce the need for manual processes and estimates and thereby streamline the processes for ensuring revenue is recorded only when payment is received and services are provided.

•	We intend to further improve our user acceptance testing related to system changes by ensuring the user acceptance testing encompasses a complete population of scenarios of possible customer activity.

•	We have hired and intend to hire additional personnel with the appropriate skills, training and experience in the areas of revenue accounting and assurance. We have conducted and will conduct further training of our accounting and finance personnel with respect to our significant accounting policies and procedures.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008. There have been no material developments in the status of those legal proceedings during the three months ended March 31, 2008, except as described below.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 “Method for Providing Wireless Communication Services and Network and System for Delivering Same,” issued to us. Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our CEO, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages, including punitive damages, impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On October 31, 2007, pursuant to a stipulation between the parties, the court administratively closed the case for a period not to exceed six months. The parties stipulated that neither will move the court to reopen the case until at least 90 days following the administrative closure. On November 1, 2007, MetroPCS formally withdrew its September 4, 2007 unsolicited merger proposal, which our board of directors had previously rejected on September 16, 2007. On February 14, 2008, in response to our motion, the court re-opened the case. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, we filed an answer to the Royal Street complaint, together with counterclaims for patent infringement, and on February 29, 2008 we moved to consolidate the Royal Street matter with the MetroPCS case. We intend to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

On June 6, 2007, we were sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleges that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint seeks damages (including enhanced damages), an injunction and attorneys’ fees. We filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” On April 15, 2008, at Minerva’s request, the cases were dismissed without prejudice.

On June 7, 2007, we were sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleges that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint seeks damages (including enhanced damages) and attorneys’ fees. We and other co-defendants filed a motion to stay the litigation pending the determination of similar litigation in the United States District Court for the Western District of North Carolina. On February 28, 2008, the District Court issued its claim construction ruling, adopting all of the interpretations offered by the defendants in that action. Based upon this ruling, Thomas has agreed in principle to dismiss his complaint with prejudice and to provide a release, in exchange for the agreement of the defendants to dismiss their counterclaims, including claims for costs and fees. In the event that this case is not resolved, we intend to vigorously defend against this matter.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc., or Visual Interactive, in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. We filed our answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against us are neither valid nor infringed by us. Visual Interactive agreed to dismiss its complaint against Leap and filed an amended complaint against Cricket, and Cricket filed its answer to this amended complaint on January 23, 2008. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants applied to the United States Supreme Court for a writ of certiorari, which was denied on April 14, 2008, and subsequently filed an answer to the complaint on May 2, 2008.

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

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of our current and former directors and executive officers and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the remaining state derivative lawsuit filed an amended complaint. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violation of the Securities Exchange Act of 1934, or the Exchange Act, based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, as well as claims based on the September 2007 unsolicited merger proposal from MetroPCS, and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

We and certain of our current and former officers and directors have been named as defendants in several securities class action lawsuits filed in the United States District Court for the Southern District of California between November 2007 and February 2008 purportedly on behalf of investors who purchased Leap common stock between May 16, 2004 and November 9, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP has been named in one of these lawsuits. The class action lawsuits allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and further allege that the individual defendants violated Section 20(a) of the Exchange Act, by allegedly making false and misleading statements about our business and financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and, in some cases, on Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuits seek, among other relief, determinations that the alleged claims may be asserted on a class-wide basis, and unspecified damages and attorney’s fees and costs. Plaintiffs filed motions to consolidate the class action lawsuits and for appointment of a lead plaintiff and lead plaintiffs’ counsel to lead the consolidated action. Several of the plaintiffs voluntarily dismissed their lawsuits. On March 28, 2008, the District Court took the consolidation and lead plaintiff motions in the remaining lawsuits under submission, and it has not yet issued a ruling. We intend to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

If the plaintiffs were to prevail in these matters, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

Other Litigation

In addition to the matters described above, we are often involved in certain other claims, including disputes alleging intellectual property infringement, which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, other than changes to:

•	the Risk Factor below entitled “We Expect to Incur Substantial Costs in Connection With the Build-Out of Our New Markets, and Any Delays or Cost Increases in the Build-Out of Our New Markets Could Adversely Affect Our Business,” which has been updated to reflect the status of our spectrum clearing efforts;

•	the Risk Factor below entitled “Covenants in Our Indenture and Credit Agreement and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability To Operate Our Business,” which has been updated to reflect certain risks related to our ability to borrow under our revolving credit facility;

•	the Risk Factor below entitled “The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business,” which has been updated to reflect changes to our senior management team; and

•	the Risk Factor entitled, “Risks Associated With Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Our Business,” which has been updated to reflect risks related to our handsets.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $18.1 million for the three months ended March 31, 2008, $75.9 million for the year ended December 31, 2007, $24.4 million for the year ended December 31, 2006, $6.1 million and $43.1 million (excluding reorganization items, net) for the five months ended December 31, 2004 and the seven months ended July 31, 2004, respectively, $597.4 million for the year ended December 31, 2003 and $664.8 million for the year ended December 31, 2002. Although we had net income of $30.7 million for the year ended December 31, 2005, we may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

Our business could be adversely affected in a number of ways by general economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during economic downturns or during periods of high gasoline prices, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. Recent disruptions in the sub-prime mortgage market may also affect our ability to gain new customers or the ability of our existing customers to pay for their service. In addition, our rate of customer acquisition and customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, higher deactivation rates among less-tenured customers we gained as a result of our new market launches, and other competitive factors. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Our strategies to acquire new customers and address customer turnover may not be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

The FCC has implemented further rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these rule changes materially affect our current joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC with respect to designated entity rules or structures will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol, or VoIP, service providers and traditional landline service providers, including telephone and cable companies.

Many of these competitors often have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices than we can. For example, prior to the launch of a large market in 2006, disruptions by a competitor interfered with our indirect dealer relationships, reducing the number of dealers offering Cricket service during the initial weeks of launch. In addition, some of our competitors are able to offer their customers roaming services at lower rates. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have, as well as their bargaining power as wholesale providers of roaming services, may increase. For example, in connection with the offering of our nationwide roaming service, we have encountered problems with certain large wireless carriers in negotiating terms for roaming arrangements that we believe are reasonable, and we believe that consolidation has contributed significantly to such carriers’ control over the terms and conditions of wholesale roaming services.

These competitors may also offer potential customers more features and options in their service plans than those currently provided by Cricket, as well as new technologies and/or alternative delivery plans.

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless have each begun to offer flat-rate unlimited service offerings. In addition, Sprint Nextel offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. Sprint Nextel has expanded and may further expand its Boost Unlimited service offering into certain markets in which we provide service and could further expand service into other markets in which we provide service or in which we plan to expand, and this service offering may present additional strong competition in markets in which our offerings overlap. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operators to use portions of their spectrum for ancillary terrestrial use, and also permitted the offering of broadband services over power lines. In addition, the auction and licensing of new spectrum, including the 700 MHz band licenses recently auctioned by the FCC, may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

Our ability to remain competitive will depend, in part, on our ability to anticipate and respond to various competitive factors and to keep our costs low.

Recent Disruptions in the Financial Markets Could Affect Our Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All), and Have Other Adverse Effects On Us.

We may wish to raise significant capital to finance business expansion activities and our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms (or at all). These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund or accelerate the pace of any of our business expansion efforts or other strategic activities and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in expansion activities or slow the pace of expansion activities as necessary to match our capital requirements to our available liquidity. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results. In addition, we maintain investments in commercial paper and other short-term investments. Volatility and uncertainty in the financial markets has resulted in losses from a decline in the value of those investments, and may result in additional losses and difficulty in monetizing those investments in the future.

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

The FCC has adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text-messaging services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice services, and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed petitions with the FCC, asking that the agency reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the timeframe in which it might do so.

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

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In particular, three shareholder derivative actions have been filed, and we have also recently been named in a number of alleged securities class action lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. We may incur substantial defense costs with respect to these claims, regardless of their outcome. Likewise, these claims might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008. Currently, our CEO, S. Douglas Hutcheson, is also serving as acting CFO. The material weakness we have identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

We previously reported that certain material weaknesses in our internal control over financial reporting existed at various times during the period from September 30, 2004 through December 31, 2007. These material weaknesses included excessive turnover and inadequate staffing levels in our accounting, financial reporting and tax departments, weaknesses in the preparation of our income tax provision, and weaknesses in our application of lease-related accounting principles, fresh-start reporting oversight, and account reconciliation procedures.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire from third parties. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Any such significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would decrease OIBDA and free cash flow for the periods in which we incur such costs. If we are unable to fund the build-out of these new markets with our existing cash and our cash generated from operations, we may be required to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali License considered the estimated cost and time-frame required to clear the spectrum that we and Denali License purchased in Auction #66 while placing bids in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent government and commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum. In addition, certain existing government operations have been using the spectrum for classified purposes. As a result, although the government has agreed to clear that spectrum to allow AWS licensees to utilize their spectrum in the affected areas, the government has only provided limited information to licensees about these classified uses, which has created additional uncertainty about the time at which such spectrum would be available for commercial use.

With respect to our Auction #66 markets, several federal government agencies have cleared or developed plans to clear spectrum covered by licenses we and Denali License purchased in Auction #66 or have indicated that we and Denali License can operate on the spectrum without interfering with the agencies’ current uses. While we do not expect spectrum clearing issues to impact our near-term market launches, we continue to work with one federal agency in other markets to ensure that it either relocates its spectrum use to alternative frequencies or confirms that we can operate on the spectrum without interfering with its current uses. If our efforts with this agency are not successful, the agency’s continued use of the spectrum could delay our launch of certain markets. In addition, to the extent that we or Denali License are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali License’s wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and strategic expansion strategies, and could have a material adverse effect on our business, results of operations and financial condition.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of March 31, 2008, our total outstanding indebtedness under our Credit Agreement was $884.3 million, and we also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). Indebtedness under our Credit Agreement bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. We have also issued $1,100 million in unsecured senior notes due 2014. In addition, looking forward we may raise significant capital to finance business expansion activities, which could consist of debt financing from the public and/or private capital markets.

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

Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

We may incur significant additional indebtedness in the future over time, as market conditions permit, to enable us to take advantage of business expansion activities. The terms of our indenture permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our Credit Agreement permits us to incur additional indebtedness under various financial ratio tests.

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

Under our Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement includes a $200 million revolving credit facility, which was undrawn as of March 31, 2008. The business expansion efforts we are pursuing in 2008 and 2009 will decrease our consolidated fixed charge coverage ratio and could prevent us from borrowing under the revolving credit facility for several quarters, depending on the scope and pace of our expansion efforts. We do not intend, however, to pursue business expansion activities that would prevent us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such expansion activities without drawing on the revolving credit facility.

The restrictions in our Credit Agreement could also limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

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

If we default under our indenture or our Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 constituted a default under our Credit Agreement and indenture, and the restatement of certain of our historical consolidated financial information (as described in Note 2 to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 filed with the SEC on December 26, 2007) may have constituted a default under our Credit Agreement. Although we were able to obtain limited waivers under our Credit Agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our indenture or our Credit Agreement, and any acceleration of amounts outstanding would have a material adverse effect on our liquidity and financial condition.

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of March 31, 2008, approximately 28% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Majority of Our Assets Consists of Goodwill and Other Intangible Assets.

As of March 31, 2008, 51.9% of our assets consisted of goodwill and other intangibles, including wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

For example, we have expended a substantial amount of capital to upgrade our network with CDMA2000® 1xEV-DO, or EvDO, technology to offer advanced data services. However, if such upgrades, technologies or services do not become commercially acceptable, our revenues and competitive position could be materially and adversely affected. We cannot assure you that there will be widespread demand for advanced data services or that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

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

We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. During September 2007, Amin Khalifa resigned as our executive vice president and CFO, and the board of directors appointed Mr. Hutcheson to serve as acting CFO until we find a successor to Mr. Khalifa. During February 2008, Grant Burton, who had served as chief accounting officer and controller since June 2005, assumed a new role as vice president, financial systems and processes, and the board of directors appointed Steven R. Martin, a consultant to the company, to serve as acting chief accounting officer. In addition, Jeffrey Nachbor joined us as our senior vice president, financial operations in April 2008. We may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business.

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

Concerns over possible safety risks could decrease the demand for our services. For example, in the beginning of 2008, a technical defect was discovered in one of our manufacturer’s handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by the manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, see “Part II — Item 1. Legal Proceedings” included in this report for a description of our patent litigation with MetroPCS and other affiliated entities. We intend to vigorously defend against the matters brought by the MetroPCS entities. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in any of these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part II — Item 1. Legal Proceedings” included in this report for a description of certain patent infringement lawsuits that have been brought against us.

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

Regulation by Government Agencies May Increase Our Costs of Providing Service or Require Us to Change Our Services.

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. We cannot assure you that the FCC or any state or local agencies having jurisdiction over our business will not adopt regulations or take other enforcement or other actions that would adversely affect our business, impose new costs or require changes in current or planned operations. For example, in 2007 the FCC released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires that wireless carriers provide emergency back-up power sources for their equipment and facilities, including up to 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. In order for us to comply with the new requirements should they become effective, we may need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals or incur additional operating expenses, and such costs could be material. In addition, state regulatory agencies are increasingly focused on the quality of service and support that wireless carriers provide to their customers and several agencies have proposed or enacted new and potentially burdensome regulations in this area.

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

Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity (as is the case with Leap’s ownership and control of subsidiaries that hold FCC licenses), up to 25% of that entity’s capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% holding company level may be allowed if the FCC finds such higher levels consistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our wireless licenses, which would have a material adverse effect on our business, financial condition and results of operations. Although we could seek a declaratory ruling from the FCC allowing the foreign ownership or could take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses, we cannot assure you that we would be able to obtain such a ruling or that any other actions we may take would be successful.

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

Cricket customers generally use their handsets for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. If customers exceed expected usage, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high call volume, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of Cricket service to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity or quality.

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

Our Wireless Licenses are Subject to Renewal and May Be Revoked in the Event that We Violate Applicable Laws.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of March 31, 2008, the carrying value of our wireless licenses and those of Denali License and LCW License was approximately $1.9 billion. During the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.0 million, $7.9 million and $12.0 million, respectively.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, the FCC has recently auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

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

We May Elect To Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise significant capital to finance business expansion activities, which could consist of debt, convertible debt and/or equity financing from the public and/or private capital markets. To the extent that we elect to raise convertible debt or equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap’s common stock and impede our ability to raise future capital. If we required additional financing in the capital markets to take advantage of business expansion activities or to accelerate our pace of new market launches and could not obtain such financing on terms we found acceptable, we would likely reduce our investment in expansion activities or slow the pace of expansion activities to match our capital requirements to our available liquidity.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of May 2, 2008, 68,986,506 shares of Leap common stock were issued and outstanding, and 7,153,494 additional shares of Leap common stock were reserved for issuance, including 5,821,055 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 732,439 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,449,325 shares of common stock as of May 2, 2008, for potential issuance to CSM upon the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. CSM’s put right generally expires on July 1, 2014. Under the amended and restated limited liability company agreement with CSM and WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in the Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 23.0% of Leap common stock as of May 2, 2008. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 59.5% of Leap common stock as of May 2, 2008. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement, as amended, registers for resale 11,755,806 shares of Leap common stock held by entities affiliated with one of our directors, or approximately 17.0% of Leap’s outstanding common stock as of May 2, 2008. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

In addition, our Credit Agreement also prohibits the occurrence of a change of control and, under our indenture, if a “change of control” occurs, each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

10.1(1)	Letter of Credit and Reimbursement Agreement by and between Cricket Communications, Inc. and Denali Spectrum Operations, LLC, dated as of February 21, 2008.
10.2(2)	Amendment No. 3 to Credit Agreement by and among Cricket Communications, Inc., Denali Spectrum License, LLC, Denali Spectrum, LLC, Denali Spectrum Operations, LLC and Denali Spectrum License Sub, LLC dated as of March 6, 2008.
10.3(1)#	Form of Executive Vice President and Senior Vice President Amended and Restated Severance Benefits Agreement.
10.4(1)#	Consulting Agreement — 2008, dated as of January 5, 2008, between Leap Wireless International, Inc. and Steven R. Martin.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Registration Statement on Form S-4 (File No. 333-149937), filed with the SEC on March 28, 2008, and incorporated herein by reference.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer, President
and Acting Chief Financial Officer