Form 10-Q
period 2008-06-30
LEAP WIRELESS INTERNATIONAL INC
filed 2008-08-07
CIK 1065049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of registrant’s common stock outstanding on August 1, 2008 was 69,209,326.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2008

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59
Item 4T.	Controls and Procedures	61
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Submission of Matters to a Vote of Security Holders	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and cash equivalents	$646,165	$433,337
Short-term investments	288,202	179,233
Restricted cash, cash equivalents and short-term investments	4,474	15,550
Inventories	100,609	65,208
Other current assets	49,739	38,099

Total current assets	1,089,189	731,427
Property and equipment, net	1,541,923	1,316,657
Wireless licenses	1,880,383	1,866,353
Goodwill	432,731	425,782
Other intangible assets, net	36,133	46,102
Other assets	76,211	46,677

Total assets	$5,056,570	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$289,989	$225,735
Current maturities of long-term debt	12,000	10,500
Other current liabilities	127,246	114,808

Total current liabilities	429,235	351,043
Long-term debt	2,573,136	2,033,902
Deferred tax liabilities	204,293	182,835
Other long-term liabilities	93,450	90,172

Total liabilities	3,300,114	2,657,952

Minority interests	53,412	50,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 69,210,929 and 68,674,435 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	7	7
Additional paid-in capital	1,832,068	1,808,689
Accumulated deficit	(119,912)	(75,699)
Accumulated other comprehensive loss	(9,119)	(8,675)

Total stockholders’ equity	1,703,044	1,724,322

Total liabilities and stockholders’ equity	$5,056,570	$4,432,998

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Service revenues	$417,143	$347,253	$816,072	$668,944
Equipment revenues	57,715	50,661	127,170	122,395

Total revenues	474,858	397,914	943,242	791,339

Operating expenses:
Cost of service (exclusive of items shown separately below)	(118,857)	(90,559)	(230,027)	(180,999)
Cost of equipment	(105,127)	(90,818)	(219,348)	(213,483)
Selling and marketing	(74,276)	(47,011)	(132,376)	(95,780)
General and administrative	(77,233)	(66,407)	(153,140)	(131,641)
Depreciation and amortization	(86,167)	(72,415)	(168,806)	(141,215)

Total operating expenses	(461,660)	(367,210)	(903,697)	(763,118)
Gain on sale or disposal of assets	1,252	—	961	940

Operating income	14,450	30,704	40,506	29,161
Minority interests in consolidated subsidiaries	(1,865)	673	(2,688)	2,252
Equity in net loss of investee	(295)	—	(1,357)	—
Interest income	2,586	7,134	7,367	12,419
Interest expense	(30,401)	(27,090)	(63,758)	(53,586)
Other expense, net	(307)	—	(4,343)	(637)

Income (loss) before income taxes	(15,832)	11,421	(24,273)	(10,391)
Income tax expense	(10,237)	(1,783)	(19,940)	(4,195)

Net income (loss)	$(26,069)	$9,638	$(44,213)	$(14,586)

Earnings (loss) per share:
Basic	$(0.38)	$0.14	$(0.65)	$(0.22)

Diluted	$(0.38)	$0.14	$(0.65)	$(0.22)

Shares used in per share calculations:
Basic	67,991	67,124	67,963	66,998

Diluted	67,991	68,800	67,963	66,998

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net cash provided by operating activities	$181,590	$108,795

Investing activities:
Acquisition of business, net of cash acquired	(31,322)	—
Purchases of property and equipment	(338,287)	(239,413)
Change in prepayments for purchases of property and equipment	(5,644)	11,187
Purchases of and deposits for wireless licenses and spectrum clearing costs	(72,713)	(2,361)
Return of deposit for wireless licenses	70,000	—
Proceeds from sale of wireless licenses and operating assets	—	9,500
Purchases of investments	(297,784)	(380,743)
Sales and maturities of investments	186,446	91,360
Purchase of minority interest	—	(4,706)
Purchase of membership units	(1,033)	(13,182)
Changes in restricted cash, cash equivalents and short-term investments, net	(1,309)	834

Net cash used in investing activities	(491,646)	(527,524)

Financing activities:
Proceeds from long-term debt	535,750	370,480
Principal payments on capital lease obligations	(7,969)	—
Repayment of long-term debt	(5,000)	(4,500)
Payment of debt issuance costs	(6,443)	(1,319)
Proceeds from issuance of common stock, net	6,546	7,588

Net cash provided by financing activities	522,884	372,249

Net increase (decrease) in cash and cash equivalents	212,828	(46,480)
Cash and cash equivalents at beginning of period	433,337	372,812

Cash and cash equivalents at end of period	$646,165	$326,332

Supplementary disclosure of cash flow information:
Cash paid for interest	$89,568	$72,295
Cash paid for income taxes	$1,906	$341

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	The Company

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates and operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Revenues

Cricket’s business revenues principally arise from the sale of wireless services, handsets and accessories. Wireless services are generally provided on a month-to-month basis. In general, new and reactivating customers are required to pay for their service in advance and customers who activated their service prior to May 2006 pay in arrears. The Company does not require any of its customers to sign fixed-term service commitments or submit to a credit check. These terms generally appeal to less affluent customers who are considered more likely to terminate service for inability to pay than wireless customers in general. Consequently, the Company has concluded that collectibility of its revenues is not reasonably assured until payment has been received. Accordingly, service revenues are recognized only after services have been rendered and payment has been received.

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

Amounts billed by the Company in advance of customers’ wireless service periods are not reflected in accounts receivable or deferred revenue since collectibility of such amounts is not reasonably assured. Deferred revenue consists primarily of cash received from customers in advance of their service period and deferred equipment revenue related to handsets and accessories sold to third-party dealers.

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

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, obligations of the U.S. government, investment grade fixed-income securities guaranteed by U.S. government agencies and asset-backed commercial paper.

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

Fair Value of Financial Instruments

In January 2008, with respect to valuing its financial assets and liabilities, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. See Note 5 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

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

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and six months ended June 30, 2008, the Company capitalized interest of $13.1 million and $26.1 million, respectively, to property and equipment. During the three and six months ended June 30, 2007, the Company capitalized interest of $11.2 million and $21.9 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of June 30, 2008 and December 31, 2007, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company and LCW Wireless operate broadband Personal Communications Services (“PCS”) and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through its participation in Auction #66 in December 2006, Denali License acquired an AWS wireless license. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the Company also tests its wireless licenses for impairment in accordance with SFAS 142 on an annual basis. As of June 30, 2008 and December 31, 2007, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.9 billion. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of June 30, 2008 and December 31, 2007, there were no wireless licenses classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali License purchased in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali License’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three and six months ended June 30, 2008, the Company and Denali License incurred approximately $1.8 million and $2.7 million, respectively, in spectrum clearing costs. During the three and six months ended June 30, 2007, the Company and Denali License incurred approximately $0.4 million and $0.5 million, respectively, in spectrum clearing costs.

Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These interest rate swap agreements effectively fix the London Interbank Offered Rate (“LIBOR”) interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The swap agreements were in a liability position as of June 30, 2008 and December 31, 2007 and had a fair value of $7.8 million and $7.2 million, respectively. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange with a counterparty the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.

The Company records all derivatives in other assets or other liabilities on its condensed consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and is recorded as interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative qualifying for hedge accounting and changes in the fair values of derivative instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change.

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

As a result of the amendment to the Company’s senior secured credit agreement (“Credit Agreement”) on June 18, 2008, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described in Note 6, the Company de-designated its existing interest rate swap agreements as cash flow hedges and discontinued its hedge accounting for these interest rate swaps. The loss accumulated in other comprehensive income (loss) on the date the Company discontinued its hedge accounting totaled $8.7 million. The Company will amortize this loss to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, subsequent changes in the fair value of the interest rate swaps will be recorded to interest expense.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. During the three and six months ended June 30, 2008, the Company’s share of its equity method investee losses was $0.3 million and $1.4 million, respectively. No such amounts were recorded during the three and six months ended June 30, 2007 as the Company did not have any equity method investments during those periods.

The Company regularly monitors and evaluates the realizable value of its investments. When assessing an investment for an other-than-temporary decline in value, the Company considers such factors as, among other things, the performance of the investee in relation to its business plan, the investee’s revenue and cost trends, liquidity and cash position, market acceptance of the investee’s products or services, any significant news that has been released regarding the investee and the outlook for the overall industry in which the investee operates. If events and circumstances indicate that a decline in the value of these assets has occurred and is other-than-temporary, the Company records a reduction to the carrying value of its investment and a corresponding charge to the consolidated statements of operations.

Concentrations

The Company generally relies on one key vendor for billing services, one key vendor for handset logistics and one key vendor for its mobile broadband device. Loss or disruption of these services could adversely affect the Company’s business.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2008 and 2007 was allocated to the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Cost of service	$614	$466	$1,517	$1,145
Selling and marketing expenses	1,179	560	2,534	1,561
General and administrative expenses	5,541	4,869	12,985	11,933

Share-based compensation expense	$7,334	$5,895	$17,036	$14,639

Share-based compensation expense per share:
Basic	$0.11	$0.09	$0.25	$0.22

Diluted	$0.11	$0.09	$0.25	$0.22

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2008, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), the

Company has computed its provision for income taxes for the three and six months ended June 30, 2008 and 2007 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and six months ended June 30, 2008, the Company weighed the positive and negative factors with respect to this determination and, at this time, except with respect to the realization of a $2.5 million Texas Margins Tax credit, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to January 1, 2009, the effective date of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Effective January 1, 2009, SFAS 141(R) provides that any reduction in the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). At the date of adoption, during 2007 and during the three and six months ended June 30, 2008, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption, during 2007 and during the three and six months ended June 30, 2008. All of the Company’s tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(26,069)	$9,638	$(44,213)	$(14,586)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments, net of tax	715	16	806	(11)
Unrealized gains (losses) on interest rate swaps	5,642	130	(1,250)	(1,064)

Comprehensive income (loss)	$(19,712)	$9,784	$(44,657)	$(15,661)

Components of accumulated other comprehensive loss consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Net unrealized holding losses on investments, net of tax	$(651)	$(1,457)
Unrealized losses on interest rate swaps	(8,468)	(7,218)

Accumulated other comprehensive loss	$(9,119)	$(8,675)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on the Company’s consolidated financial statements.

Note 3.	Supplementary Balance Sheet Information (in thousands):

	June 30,	December 31,
	2008	2007

Other current assets:
Accounts receivable, net(1)	$20,431	$21,158
Prepaid expenses	28,349	16,076
Other	959	865

	$49,739	$38,099

Property and equipment, net(2):
Network equipment	$1,717,189	$1,421,648
Computer equipment and other	204,673	184,224
Construction-in-progress	379,351	341,742

	2,301,213	1,947,614
Accumulated depreciation	(759,290)	(630,957)

	$1,541,923	$1,316,657

Accounts payable and accrued liabilities:
Trade accounts payable	$173,752	$109,781
Accrued payroll and related benefits	41,450	41,048
Other accrued liabilities	74,787	74,906

	$289,989	$225,735

Other current liabilities:
Deferred service revenue(3)	$52,035	$45,387
Deferred equipment revenue(4)	15,270	14,615
Accrued sales, telecommunications, property and other taxes payable	26,414	20,903
Accrued interest	18,186	18,508
Other	15,341	15,395

	$127,246	$114,808

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories.

(2)	As of June 30, 2008 and December 31, 2007, approximately $52.9 million and $49.5 million, respectively, of gross assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $9.6 million and $5.6 million as of June 30, 2008 and December 31, 2007, respectively.

(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.

(4)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

Note 4.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method and the if-converted method, where applicable. Dilutive common share equivalents are comprised of stock options, restricted stock awards, employee stock purchase rights, warrants and convertible senior notes.

The Company incurred losses for the three and six months ended June 30, 2008 and for the six months ended June 30, 2007; therefore, 8.2 million common share equivalents were excluded in computing diluted earnings (loss) per share for each of the three and six months ended June 30, 2008, and 4.8 million common share equivalents were excluded in computing diluted earnings (loss) per share for the six months ended June 30, 2007. For the three months ended June 30, 2007, the number of common share equivalents not included in the computation of diluted earnings per share, because the effect of their inclusion would have been antidilutive, totaled 0.6 million.

Note 5.	Fair Value of Financial Instruments

The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities, financial assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities and financial assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. The lowest level input that is significant to the fair value measurement of a financial asset or liability is used to categorize the asset or liability and reflects the judgment of management. Financial assets and liabilities presented at fair value in the Company’s condensed consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company does not have Level 1 assets or liabilities as of June 30, 2008.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include its cash equivalents, its short-term investments in obligations of the U.S. government and investment grade fixed-income securities that are guaranteed by U.S. government agencies, a majority of its short-term investments in commercial paper and its interest rate swaps.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 assets include certain of its short-term investments in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents	$—	$213,162	$—	$213,162
Short-term investments	—	279,870	9,933	289,803

Total	$—	$493,032	$9,933	$502,965

Liabilities:
Interest rate swaps	$—	$7,802	$—	$7,802

Total	$—	$7,802	$—	$7,802

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

Beginning balance, December 31, 2007	$16,200
Total gains (losses) (realized/unrealized):
Included in earnings	$(4,925)
Included in other comprehensive income (loss)	933
Purchases, issuances and settlements	(2,275)
Transfers in (out) of Level 3	—

Ending balance, June 30, 2008	$9,933

The realized losses included in earnings in the table above are presented in other expense, net in the condensed consolidated statements of operations and relate to assets still held by the Company as of June 30, 2008.

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

Through its non-controlled consolidated subsidiary Denali, the Company held investments in asset-backed commercial paper for which the fair value was determined using the Level 3 inputs described above. These investments were purchased as highly rated investment grade securities. These securities, which are collateralized, in part, by residential mortgages, have declined in value since December 31, 2007. As a result, during the six months ended June 30, 2008, the Company recognized an other-than-temporary impairment loss of approximately $4.9 million related to these investments in asset-backed commercial paper to bring the net carrying value of such investments to $9.9 million and to bring the cumulative other-than-temporary impairment loss recognized to approximately $10.4 million as of June 30, 2008. In July 2008, Denali received a $4.3 million cash settlement for one of its investments in asset-backed commercial paper. This security had a par value of $9.3 million and a book value of $4.5 million as of June 30, 2008. As a result, the carrying value and par value of the remaining investment in asset-backed commercial paper was $5.4 million and $10.0 million, respectively, as of June 30, 2008. Future volatility and uncertainty in the financial markets could result in additional losses.

Interest Rate Swaps

As more fully described in Note 2, the Company’s interest rate swaps effectively fix the LIBOR interest rate (subject to the LIBOR floor of 3.0% per annum, as more fully described in Note 6) on a portion of its floating rate debt. The fair value of the Company’s interest rate swaps is primarily determined using LIBOR spreads, which are significant observable inputs that can be corroborated, and therefore such swaps are considered to be Level 2 items. SFAS 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has been considered in the fair value measurement of the interest rate swaps.

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was

$2,458 million as of June 30, 2008. The carrying values of LCW Operations’ term loans approximate their fair values due to the floating rates of interest on such loans.

Note 6.	Long-Term Debt

Long-term debt as of June 30, 2008 and December 31, 2007 was comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007

Term loans under senior secured credit facilities	$921,500	$926,500
Unamortized deferred lender fees	(5,064)	(1,898)
Senior notes	1,400,000	1,100,000
Unamortized premium on $350 million senior notes due 2014	18,700	19,800
Convertible senior notes	250,000	—

	2,585,136	2,044,402
Current maturities of long-term debt	(12,000)	(10,500)

	$2,573,136	$2,033,902

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of June 30, 2008, the outstanding indebtedness under the term loan was $882.0 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

On June 18, 2008, the Company amended the Credit Agreement, among other things, to:

•	increase the size of the permitted unsecured debt basket under the Credit Agreement from $1.2 billion to $1.65 billion plus $1.00 for every $1.00 of cash proceeds from the issuance of new common equity by Leap, up to $200 million in the aggregate;

•	increase the add-back to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for operating losses in new markets from $75 million to $100 million, and extend the period in which such add-back applies until December 31, 2011. For purposes of calculating the consolidated fixed charge coverage ratio under the Credit Agreement, an additional $125 million in new market operating losses can be added back to consolidated EBITDA through December 31, 2009;

•	exclude up to $125 million of capital expenditures made in connection with the expansion of network coverage, capability and capacity in markets in existence as of December 31, 2007 from the consolidated fixed charge coverage ratio calculation through December 31, 2009;

•	increase the baskets under the Credit Agreement for capital lease and purchase money security interests from $150 million to $250 million;

•	increase the baskets under the Credit Agreement for letters of credit from $15 million to $30 million;

•	exclude qualified preferred stock from the definition of indebtedness under the Credit Agreement and make certain other amendments to facilitate the issuance by Leap of qualified preferred stock;

•	establish that, if Cricket enters into an incremental facility for term loans or a revolving credit facility with an effective interest rate or weighted average yield (taking into account factors such as any interest rate floor, call protection, original issue discount and lender fees) that is higher than the then-existing interest rate for the existing term loans or revolving credit facility, as applicable, under the Credit Agreement, then the interest rate for the existing term loans or revolving credit facility, as applicable, shall be increased to match the effective interest rate or weighted average yield of such incremental facility;

•	cap any new incremental facilities under the Credit Agreement at $400 million in the aggregate;

•	increase the applicable rate spread on the term loans and revolving credit facility under the Credit Agreement by 50 basis points, and set a floor on the LIBOR under the Credit Agreement of 3.0% per annum; and

•	include a prepayment (or repayment) premium on the term loans of 2.0% on any principal amount prepaid (or repaid) prior to the first anniversary of the date of the amendment and 1.0% on any principal amount prepaid (or repaid) on or after the first anniversary but prior to the second anniversary of the date of amendment (other than prepayments in respect of extraordinary receipts).

In connection with the execution of the Credit Agreement amendment, the Company paid a fee equal to 50 basis points on the aggregate principal amount of the commitments and loans of each lender that executed the amendment.

Under the Credit Agreement, as amended, the term loan bears interest at LIBOR plus 3.50% (subject to the LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by Cricket. These interest rates represent an increase of 50 basis points from the rates applicable to the term loan immediately prior to the amendment.

At June 30, 2008, the effective interest rate on the term loan was 7.3%, including the effect of interest rate swaps, as more fully described in Note 2. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company was in compliance with this requirement as of June 30, 2008.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of June 30, 2008, the revolving credit facility was undrawn; however, approximately $3.9 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 8. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of June 30, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. The Company was in compliance with these covenants as of June 30, 2008.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At June 30, 2008, the effective interest rate on the term loans was 7.1%, and the outstanding indebtedness was $39.5 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of June 30, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At June 30, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with the delay in the exchange of the notes, as more fully described below.

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

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months ending October 31, 2011 and 2012, respectively, or at 100% of the principal amount if redeemed during the twelve months ending October 31, 2013 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

In connection with the private placement of the $350 million of additional senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company was required to use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement was not filed or declared effective or the exchange offer was not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and would increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults were cured, but in no event would the penalty rate exceed 1.50% per annum. There were no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contained no limit on the maximum potential amount of penalty interest that could be paid in the event the Company did not meet the registration statement filing requirements. Due to the Company’s restatement of its historical consolidated financial results during the fourth quarter of 2007, the Company was unable to file the registration statement within 150 days after issuance of the notes. The Company filed the registration statement on March 28, 2008, which was declared effective on May 19, 2008, and consummated the exchange offer on June 20, 2008. Due to the delay in filing the registration statement and having it declared effective, the Company paid approximately $1.3 million of additional interest on May 1, 2008 and has accrued the remaining additional interest expense payable of approximately $0.3 million as of June 30, 2008.

Convertible Senior Notes Due 2014

On June 25, 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap’s common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap’s common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap’s common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap’s common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

In connection with the private placement of the convertible senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that the Company does not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following a registration default and will increase to 0.50% per annum beginning on the 91st day of the registration default until all such defaults have been cured. There are no other alternative settlement methods and, other than the 0.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet the registration statement filing requirements. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended (the “Securities Act”) by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the convertible senior notes to any of its affiliates. As a result, the Company currently expects that prior to the time by which the Company would be required to file and have declared effective a shelf registration statement covering the resale of the convertible senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, the Company does not believe that the payment of additional interest is probable, and therefore no related liability has been recorded in the condensed consolidated financial statements.

Senior Notes Due 2015

On June 25, 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months ending July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months ending July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

In connection with the private placement of these senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed, under certain circumstances, to use its reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that the Company does not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following a registration default and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event the Company does not meet these requirements. However, the Company’s obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of the Company (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. The Company did not issue any of the senior notes to any of its affiliates. As a result, the Company currently expects that prior to the time by which the Company would be required to file and have declared effective a registration statement for an exchange offer or a shelf registration statement covering the senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, the Company does not believe that the payment of additional interest is probable, and therefore no related liability has been recorded in the condensed consolidated financial statements.

Note 7.	Significant Acquisitions and Dispositions

On April 1, 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for approximately $31.8 million, including acquisition-related costs of $0.6 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million potential customers and operates a wireless business in Georgia and South Carolina, which complements the Company’s existing market in Charleston, South Carolina. On April 3, 2008, Hargray Wireless became a guarantor under the Credit Agreement and the indenture governing Cricket’s senior notes due 2014. Hargray Wireless is also a guarantor under the indenture governing Cricket’s senior notes due 2015.

The Company has not presented pro forma financial information reflecting the effects of the business combination because the effects of such are not material. During the three months ended June 30, 2008, the Company valued the assets and liabilities it acquired in the acquisition of Hargray Wireless. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Value

Total purchase price	$31,780
Tangible net assets acquired	$7,277
Finite-lived intangible assets acquired	7,512
Indefinite-lived intangible assets acquired	10,042
Goodwill	6,949

Total assets acquired	$31,780

The purchase price exceeds the fair market value of the net identifiable tangible and intangible assets acquired due to the Company’s expectation of strategic and financial benefits associated with a larger customer base and expanded network coverage area.

Finite-lived intangible assets include amounts recognized for the fair value of customer relationships. The customer relationships will be amortized on an accelerated basis over a useful life of up to four years. Indefinite-lived intangible assets include amounts recognized for the fair value of a wireless license. Consistent with the Company’s policy regarding the useful lives of its wireless licenses, the wireless license acquired has an indefinite useful life.

In addition, on May 22, 2008, the Company completed its exchange of certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of the Company’s existing PCS licenses in Tennessee, Georgia and Arkansas was exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged was approximately $8.1 million, and the Company recognized a non-monetary gain of approximately $1.3 million upon the closing of the transaction.

Note 8.	Commitments and Contingencies

Patent Litigation

On June 14, 2006, the Company sued MetroPCS Communications, Inc. (“MetroPCS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 entitled “Method for Providing Wireless Communication Services and Network and System for Delivering Same.” The Company’s complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including the Company’s chief executive officer, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information allegedly provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages (including punitive damages), impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that is the subject of the Company’s infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, the Company filed an answer to the Royal Street complaint, together with counterclaims for patent infringement, and the Royal Street matter was consolidated with the MetroPCS case on May 16, 2008. A claim construction hearing on U.S. Patent No. 6,813,497 has been scheduled in the consolidated cases for October 2008. The Company intends to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by the Company and by the court, two of the plaintiffs twice amended their complaint, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek preliminary and permanent injunction, and ask the court to award damages (including punitive damages), attorneys fees, and restitution. The Company filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. On January 28, 2008, the court ordered that the stay remain in effect for a further 120 days, or until May 27, 2008. The court has since ordered that the case proceed and denied the Company’s demurrer to the third amended complaint. The Company intends to vigorously defend against these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 6, 2007, the Company was sued by Minerva Industries, Inc. (“Minerva”), in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleged that certain handsets sold by the Company infringe a patent relating to mobile entertainment features, and the complaint sought damages (including enhanced damages), an injunction and attorneys’ fees. The Company filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” On April 15, 2008, at Minerva’s request, the cases were dismissed without prejudice.

On June 7, 2007, the Company was sued by Barry W. Thomas (“Thomas”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleged that certain handsets sold by the

Company infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint sought damages (including enhanced damages) and attorneys’ fees. The Company and other co-defendants filed a motion to stay the litigation pending the determination of similar litigation in the United States District Court for the Western District of North Carolina. On February 28, 2008, the District Court issued its claim construction ruling, adopting all of the interpretations offered by the defendants in that action. This matter has since been settled, and on June 1, 2008, the court issued an order dismissing the case with prejudice.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc. (“Visual Interactive”), in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. The Company filed its answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against the Company are neither valid nor infringed by it. Visual Interactive agreed to dismiss its complaint against Leap and filed an amended complaint against Cricket, and Cricket filed its answer to this amended complaint on January 23, 2008. This matter has since been settled.

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On February 15, 2008, the Company filed a motion to sever and stay the proceedings against Cricket or, alternatively, to transfer the case to the United States District Court for the Northern District of California. The court subsequently denied the Company’s motion and trial on this matter is scheduled to begin on January 5, 2009. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and a U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC (“AWG”) filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants filed an answer to the complaint on May 2, 2008.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi (“AWG Lawsuit”) against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit and a hearing on the arbitration has been scheduled for November 2008.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of its current and former directors and officers, and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the remaining state derivative lawsuit filed an amended complaint. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code section 25402, and violation of the Securities Exchange Act of 1934 (the “Exchange Act”) based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, as well as claims based on the September 2007 unsolicited merger proposal from MetroPCS, and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants each filed motions to dismiss the federal lawsuit, which are set for hearing on September 4 , 2008. Leap filed a motion to stay the state lawsuit pending resolution of the federal lawsuit, which is set for hearing on September 19, 2008. Leap and the individual defendants each filed demurrers to the state lawsuit, which are set for hearing on October 3, 2008. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

The Company and certain of its current and former officers and directors and its independent registered public accounting firm, PricewaterhouseCoopers LLP, have been named as defendants in one remaining, consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. The original securities class action lawsuits that were filed between November 2007 and February 2008 have either been voluntarily dismissed or consolidated. The appointed lead plaintiff filed a consolidated complaint on July 7, 2008 purportedly on behalf of investors who purchased Leap common stock between August 3, 2006 and November 9, 2007. The consolidated complaint alleges that the defendants violated Section 10(b) of the Exchange Act and

Rule 10b-5, and further alleges that the individual defendants violated Section 20(a) of the Exchange Act. The consolidated complaint alleges false and misleading statements about the Company’s internal controls, the Company’s business and the Company’s financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. A motion for the court to reconsider its appointment of lead plaintiff is set for hearing on August 15, 2008. Defendants’ responsive pleadings to the consolidated complaint are due August 21, 2008. The Company intends to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

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

System Equipment Purchase Agreements

In June 2007, the Company entered into certain system equipment purchase agreements, which generally have a term of three years. In the agreements, the Company agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to the Company of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, the Company is entitled to certain pricing discounts, credits and incentives, which credits and incentives are subject to the Company’s achievement of its purchase commitments, and to certain technical training for the Company’s personnel. If the purchase commitment levels per the agreements are not achieved, the Company may be required to refund any previous credits and incentives it applied to historical purchases.

Outstanding Letters of Credit and Surety Bonds

As of June 30, 2008 and December 31, 2007, the Company had approximately $9.2 million and $4.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. As of June 30, 2008 and December 31, 2007, approximately $3.9 million and $2.0 million, respectively, of these letters of credit were issued pursuant to the Credit Agreement and were considered as usage for purposes of determining availability under the revolving credit facility.

As of June 30, 2008 and December 31, 2007, the Company had approximately $4.4 million and $2.1 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Note 9.	Guarantor Financial Information

Of the $1,400 million of senior notes issued by Cricket (the “Issuing Subsidiary”), $1,100 million are due in 2014 and $300 million are due in 2015. The notes are jointly and severally guaranteed on a full and unconditional basis by Leap (the “Guarantor Parent Company”) and certain of its direct and indirect wholly owned subsidiaries, including Cricket’s subsidiaries that hold real property interests or wireless licenses (collectively, the “Guarantor Subsidiaries”).

The indentures governing these notes limit, among other things, Leap’s, Cricket’s and the Guarantor Subsidiaries’ ability to: incur additional debt; create liens or other encumbrances; place limitations on distributions from restricted subsidiaries; pay dividends; make investments; prepay subordinated indebtedness or make other restricted payments; issue or sell capital stock of restricted subsidiaries; issue guarantees; sell assets; enter into transactions with its affiliates; and make acquisitions or merge or consolidate with another entity.

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of June 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$20	$610,551	$134	$35,460	$—	$646,165
Short-term investments	—	278,269	—	9,933	—	288,202
Restricted cash, cash equivalents and short-term investments	1,603	2,831	—	40	—	4,474
Inventories	—	99,197	457	955	—	100,609
Other current assets	—	45,671	2,509	1,559	—	49,739

Total current assets	1,623	1,036,519	3,100	47,947	—	1,089,189
Property and equipment, net	10	1,385,336	13,110	147,875	(4,408)	1,541,923
Investments in and advances to affiliates and consolidated subsidiaries	1,950,416	1,925,179	113,627	10,118	(3,999,340)	—
Wireless licenses	—	18,533	1,533,615	328,235	—	1,880,383
Assets held for sale	—	—	—	—	—	—
Goodwill	—	428,499	4,232	—	—	432,731
Other intangible assets, net	—	29,216	6,895	22	—	36,133
Other assets	8,888	65,187	—	2,136	—	76,211

Total assets	$1,960,937	$4,888,469	$1,674,579	$536,333	$(4,003,748)	$5,056,570

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$359	$259,983	$—	$29,647	$—	$289,989
Current maturities of long-term debt	—	9,000	—	3,000	—	12,000
Intercompany payables	7,534	366,649	11,537	7,909	(393,629)	—
Other current liabilities	—	122,066	1,498	3,682	—	127,246

Total current liabilities	7,893	757,698	13,035	44,238	(393,629)	429,235
Long-term debt	250,000	2,286,636	—	392,453	(355,953)	2,573,136
Deferred tax liabilities	—	23,930	180,363	—	—	204,293
Other long-term liabilities	—	89,437	859	3,154	—	93,450

Total liabilities	257,893	3,157,701	194,257	439,845	(749,582)	3,300,114
Minority interests	—	23,256	—	—	30,156	53,412
Membership units subject to repurchase	—	—	—	39,813	(39,813)	—
Stockholders’ equity	1,703,044	1,707,512	1,480,322	56,675	(3,244,509)	1,703,044

Total liabilities and stockholders’ equity	$1,960,937	$4,888,469	$1,674,579	$536,333	$(4,003,748)	$5,056,570

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$62	$399,153	$—	$34,122	$—	$433,337
Short-term investments	—	163,258	—	15,975	—	179,233
Restricted cash, cash equivalents and short-term investments	7,671	7,504	—	375	—	15,550
Inventories	—	64,583	—	625	—	65,208
Other current assets	102	37,201	—	796	—	38,099

Total current assets	7,835	671,699	—	51,893	—	731,427
Property and equipment, net	30	1,254,856	—	66,901	(5,130)	1,316,657
Investments in and advances to affiliates and consolidated subsidiaries	1,728,602	1,903,009	173,922	5,325	(3,810,858)	—
Wireless licenses	—	18,533	1,519,638	328,182	—	1,866,353
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	45,948	—	154	—	46,102
Deposits for wireless licenses	—	—	—	—	—	—
Other assets	41	44,464		2,172	—	46,677

Total assets	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,459	$210,707	$7	$8,562	$—	$225,735
Current maturities of long-term debt		9,000	—	1,500	—	10,500
Intercompany payables	5,727	179,248	726	2,986	(188,687)	—
Other current liabilities	—	112,626	—	2,182	—	114,808

Total current liabilities	12,186	511,581	733	15,230	(188,687)	351,043
Long-term debt	—	1,995,402	—	311,052	(272,552)	2,033,902
Deferred tax liabilities	—	19,606	163,229	—	—	182,835
Other long-term liabilities	—	88,570	—	1,602	—	90,172

Total liabilities	12,186	2,615,159	163,962	327,884	(461,239)	2,657,952
Minority interests	—	20,530	—	—	30,194	50,724
Membership units subject to repurchase	—	—	—	37,879	(37,879)	—
Stockholders’ equity	1,724,322	1,728,602	1,529,598	88,864	(3,347,064)	1,724,322

Total liabilities and stockholders’ equity	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$399,335	$5,304	$12,523	$(19)	$417,143
Equipment revenues	—	56,547	172	996	—	57,715
Other revenues	—	—	17,761	—	(17,761)	—

Total revenues	—	455,882	23,237	13,519	(17,780)	474,858

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(124,970)	(2,879)	(8,679)	17,671	(118,857)
Cost of equipment	—	(101,779)	(1,046)	(2,302)	—	(105,127)
Selling and marketing	—	(69,917)	(366)	(3,993)	—	(74,276)
General and administrative	(1,422)	(68,521)	(827)	(6,572)	109	(77,233)
Depreciation and amortization	(8)	(83,192)	(875)	(2,092)	—	(86,167)

Total operating expenses	(1,430)	(448,379)	(5,993)	(23,638)	17,780	(461,660)
Gain (loss) on sale or disposal of assets	—	(22)	1,274	—	—	1,252

Operating income (loss)	(1,430)	7,481	18,518	(10,119)	—	14,450
Minority interests in consolidated subsidiaries	—	(1,730)	—	—	(135)	(1,865)
Equity in net loss of consolidated subsidiaries	(25,134)	(4,749)	—	—	29,883	—
Equity in net loss of investee	—	(295)	—	—	—	(295)
Interest income	409	13,525	—	58	(11,406)	2,586
Interest expense	(206)	(35,236)	(1)	(8,411)	13,453	(30,401)
Other income (expense), net	292	(599)	—	—	—	(307)

Income (loss) before income taxes	(26,069)	(21,603)	18,517	(18,472)	31,795	(15,832)
Income tax expense	—	(3,534)	(6,703)	—	—	(10,237)

Net income (loss)	$(26,069)	$(25,137)	$11,814	$(18,472)	$31,795	$(26,069)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$786,233	$5,304	$24,554	$(19)	$816,072
Equipment revenues	—	124,897	172	2,101	—	127,170
Other revenues	—	—	34,932	—	(34,932)	—

Total revenues	—	911,130	40,408	26,655	(34,951)	943,242

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(247,929)	(2,879)	(13,963)	34,744	(230,027)
Cost of equipment	—	(213,190)	(1,046)	(5,112)	—	(219,348)
Selling and marketing	—	(125,331)	(366)	(6,679)	—	(132,376)
General and administrative	(2,821)	(139,707)	(1,074)	(9,745)	207	(153,140)
Depreciation and amortization	(19)	(163,675)	(875)	(4,237)	—	(168,806)

Total operating expenses	(2,840)	(889,832)	(6,240)	(39,736)	34,951	(903,697)
Gain (loss) on sale or disposal of assets	—	(313)	1,274	—	—	961

Operating income (loss)	(2,840)	20,985	35,442	(13,081)	—	40,506
Minority interests in consolidated subsidiaries	—	(2,726)	—	—	38	(2,688)
Equity in net loss of consolidated subsidiaries	(41,950)	(5,457)	—	—	47,407	—
Equity in net loss of investee	—	(1,357)	—	—	—	(1,357)
Interest income	416	27,768	—	1,156	(21,973)	7,367
Interest expense	(206)	(69,685)	(1)	(16,561)	22,695	(63,758)
Other income (expense), net	367	(4,710)	—	—	—	(4,343)

Income (loss) before income taxes	(44,213)	(35,182)	35,441	(28,486)	48,167	(24,273)
Income tax expense	—	(6,771)	(13,169)	—	—	(19,940)

Net income (loss)	$(44,213)	$(41,953)	$22,272	$(28,486)	$48,167	$(44,213)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$303,719	$35,280	$8,254	$—	$347,253
Equipment revenues	—	59,978	3,108	1,280	(13,705)	50,661
Other revenues	—	13	13,593	—	(13,606)	—

Total revenues	—	363,710	51,981	9,534	(27,311)	397,914

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(87,749)	(12,809)	(3,594)	13,593	(90,559)
Cost of equipment	—	(89,546)	(11,595)	(3,382)	13,705	(90,818)
Selling and marketing	—	(37,970)	(6,805)	(2,236)	—	(47,011)
General and administrative	(492)	(55,084)	(9,178)	(1,666)	13	(66,407)
Depreciation and amortization	(23)	(64,259)	(5,984)	(2,149)	—	(72,415)

Total operating expenses	(515)	(334,608)	(46,371)	(13,027)	27,311	(367,210)

Operating income (loss)	(515)	29,102	5,610	(3,493)	—	30,704
Minority interests in consolidated subsidiaries	—	(369)	—	—	1,042	673
Equity in net income (loss) of consolidated subsidiaries	10,143	(20,006)	—	—	9,863	—
Interest income	10	24,575	174	203	(17,828)	7,134
Interest expense	—	(26,696)	(9,247)	(8,387)	17,240	(27,090)

Income (loss) before income taxes	9,638	6,606	(3,463)	(11,677)	10,317	11,421
Income tax (expense) benefit	—	3,537	(5,320)	—	—	(1,783)

Net income (loss)	$9,638	$10,143	$(8,783)	$(11,677)	$10,317	$9,638

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Service revenues	$—	$591,664	$63,466	$13,814	$—	$668,944
Equipment revenues	—	139,425	7,620	2,776	(27,426)	122,395
Other revenues	—	26	26,621	—	(26,647)	—

Total revenues	—	731,115	97,707	16,590	(54,073)	791,339

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(175,798)	(25,155)	(6,667)	26,621	(180,999)
Cost of equipment	—	(210,173)	(22,492)	(8,244)	27,426	(213,483)
Selling and marketing	(8)	(77,732)	(13,402)	(4,638)	—	(95,780)
General and administrative	(813)	(110,113)	(17,892)	(2,849)	26	(131,641)
Depreciation and amortization	(23)	(125,146)	(11,990)	(4,056)	—	(141,215)

Total operating expenses	(844)	(698,962)	(90,931)	(26,454)	54,073	(763,118)
Net gain (loss) on sale of wireless licenses and disposal of operating assets	—	(311)	1,251	—	—	940

Operating income (loss)	(844)	31,842	8,027	(9,864)	—	29,161
Minority interests in consolidated subsidiaries	—	(549)	—	—	2,801	2,252
Equity in net loss of consolidated subsidiaries	(13,762)	(44,803)	—	—	58,565	—
Interest income	20	45,754	350	579	(34,284)	12,419
Interest expense	—	(52,106)	(17,578)	(17,598)	33,696	(53,586)
Other expense, net	—	(625)	(12)	—	—	(637)

Loss before income taxes	(14,586)	(20,487)	(9,213)	(26,883)	60,778	(10,391)
Income tax (expense) benefit	—	6,725	(10,920)	—	—	(4,195)

Net loss	$(14,586)	$(13,762)	$(20,133)	$(26,883)	$60,778	$(14,586)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by operating activities	$1,007	$158,494	$6,366	$15,723	$—	$181,590

Investing activities:
Acquisition of business, net of cash acquired	—	(31,322)	—	—	—	(31,322)
Purchases of and changes in prepayments for property and equipment	—	(261,831)	(3,572)	(78,528)	—	(343,931)
Return of deposits for wireless licenses	—	70,000	—	—	—	70,000
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(70,000)	(2,660)	(53)	—	(72,713)
Purchases of investments	—	(297,784)	—	—	—	(297,784)
Sales and maturities of investments	—	184,729	—	1,717	—	186,446
Investments in and advances to affiliates and consolidated subsidiaries	(6,546)	—	—	—	6,546	—
Purchase of membership units	—	(1,033)	—	—	—	(1,033)
Other	—	(1,654)	—	345	—	(1,309)

Net cash used in investing activities	(6,546)	(408,895)	(6,232)	(76,519)	6,546	(491,646)

Financing activities:
Proceeds from long-term debt	242,500	535,750	—	62,634	(305,134)	535,750
Issuance of related party debt	(242,500)	(62,634)	—	—	305,134	—
Principal payments on capital lease obligations	—	(7,969)	—	—	—	(7,969)
Repayment of long-term debt	—	(4,500)	—	(500)	—	(5,000)
Payment of debt issuance costs	(1,049)	(5,394)	—	—	—	(6,443)
Capital contributions, net	6,546	6,546	—	—	(6,546)	6,546

Net cash provided by financing activities	5,497	461,799	—	62,134	(6,546)	522,884

Net increase (decrease) in cash and cash equivalents	(42)	211,398	134	1,338	—	212,828
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$20	$610,551	$134	$35,460	$—	$646,165

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007 (unaudited and in thousands):

					Consolidating
	Guarantor				and
	Parent	Issuing	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiary	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(1,159)	$134,143	$(4,514)	$(19,675)	$—	$108,795

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(208,425)	(7,770)	(12,031)	—	(228,226)
Purchases of and deposits for wireless licenses	—	(890)	(1,663)	192	—	(2,361)
Proceeds from sale of wireless licenses	—	—	9,500	—	—	9,500
Purchases of investments	—	(380,743)	—	—	—	(380,743)
Sales and maturities of investments	—	91,360	—	—	—	91,360
Investments in and advances to affiliates and consolidated subsidiaries	(7,588)	(4,706)	—	—	7,588	(4,706)
Purchase of membership units	—	(13,182)	—	—	—	(13,182)
Other	980	(2)	(144)	—	—	834

Net cash used in investing activities	(6,608)	(516,588)	(77)	(11,839)	7,588	(527,524)

Financing activities:
Proceeds from long-term debt	—	370,480	15,000	4,000	(19,000)	370,480
Issuance of related party debt	—	(19,000)	—	—	19,000	—
Repayment of long-term debt	—	(4,500)	—	—	—	(4,500)
Payment of debt issuance costs	—	(1,310)	—	(9)	—	(1,319)
Capital contributions, net	7,588	7,588	—	—	(7,588)	7,588

Net cash provided by financing activities	7,588	353,258	15,000	3,991	(7,588)	372,249

Net increase (decrease) in cash and cash equivalents	(179)	(29,187)	10,409	(27,523)	—	(46,480)
Cash and cash equivalents at beginning of period	206	316,398	12,842	43,366	—	372,812

Cash and cash equivalents at end of period	$27	$287,211	$23,251	$15,843	$—	$326,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in or implied by our forward-looking statements. Such risks, uncertainties and assumptions include, among other things:

•	our ability to attract and retain customers in an extremely competitive marketplace;

•	changes in economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors that could adversely affect the demand for the services we provide;

•	the impact of competitors’ initiatives;

•	our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, expansion of our mobile broadband product offering and other strategic activities;

•	our ability to obtain roaming services from other carriers at cost-effective rates;

•	our ability to maintain effective internal control over financial reporting;

•	delays in our market expansion plans, including delays resulting from any difficulties in funding such expansion through our existing cash, cash generated from operations or additional capital, or delays by existing U.S. government and other private sector wireless operations in clearing the Advanced Wireless Services, or AWS, spectrum, some of which users are permitted to continue using the spectrum for several years;

•	our ability to attract, motivate and retain an experienced workforce;

•	our ability to comply with the covenants in our senior secured credit facilities, indentures and any future credit agreement, indenture or similar instrument;

•	failure of our network or information technology systems to perform according to expectations; and

•	other factors detailed in “Part II — Item 1A. Risk Factors” below.

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

At June 30, 2008, Cricket service was offered in 29 states and had approximately 3.3 million customers. As of June 30, 2008, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali License owned wireless licenses covering an aggregate of approximately 186 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 61.7 million POPs as of June 30, 2008, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

We plan to expand our network footprint by launching our Cricket service in additional new markets and increasing and enhancing coverage in our existing markets. We and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). As part of these expansion plans, during the six months ended June 30, 2008, we launched our first Auction #66 markets in Oklahoma City, southern Texas, Las Vegas and St. Louis, covering approximately 8 million additional POPs, and we and Denali License are currently building out and preparing additional Auction #66 markets that we intend to launch this year and through 2010. We also plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. In addition to these expansion plans, we estimate that we and Denali License hold licenses in other markets that include up to approximately 35 million additional POPs that are suitable for Cricket service, and we and Denali License may develop some of the licenses covering these additional POPs through partnerships with others.

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. Several federal government agencies have cleared or developed plans to clear spectrum covered by licenses we and Denali License purchased in Auction #66 or have indicated that we and Denali License can operate on the spectrum without interfering with the agencies’ current uses. As a result, we do not expect spectrum clearing issues to impact our near-term market launches. In other markets, we continue to work with various federal agencies to ensure that the agencies either relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses. If our efforts with these agencies are not successful, their continued use of the spectrum could delay the launch of certain markets.

Our Cricket rate plans are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our most popular rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. Our premium rate plans offer these same services but are bundled with specified roaming minutes in the continental U.S. or unlimited mobile web access and directory assistance. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We have also launched a weekly rate plan, Cricket By Week, and a flexible payment option, BridgePay, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention. In September 2007, we introduced our first unlimited mobile broadband offering, Cricket Wireless Internet Service, into select markets, allowing customers to access the internet through their laptops for one low, flat rate with no long-term commitments or credit checks. As of June 30, 2008, our Cricket Wireless Internet Service was available to approximately 23 million covered POPs, and we expect to further expand the availability of this product offering to cover approximately 60 million POPs by the end of 2008. We also have a per-minute prepaid service, Jump® Mobile, which brings Cricket’s attractive value proposition to customers who prefer to actively control their wireless usage and to allow us to better target the urban youth market. We expect to continue to broaden our voice and data product and service offerings in 2008 and beyond.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity and competitive actions, which have the ability to reduce or outweigh certain seasonal effects. From time to time, we offer programs to help promote customer activity for our wireless services. For example, during the second quarter of 2008 we increased our use of a program which allowed existing customers to activate an additional line of voice service on a previously-activated Cricket handset not currently in service. Customers accepting this offer received a free month of service on the additional line of service and did not pay an activation fee. We believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our handsets and wireless services.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors. We continue to seek additional opportunities to enhance our current market clusters and expand into new geographic markets by participating in FCC spectrum auctions, acquiring spectrum and related assets from third parties, participating in new partnerships or joint ventures and/or acquiring other wireless communications companies or complementary businesses. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License hold include large regional areas covering both rural and metropolitan communities, we and Denali License may sell some of this spectrum or pursue the deployment of alternative products or services in portions of this spectrum.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout 2006, 2007 and the six months ended June 30, 2008, we and our joint ventures continued expanding existing market footprints and expanded into 29 new markets, increasing the number of potential customers covered by our networks from approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007 and to approximately 61.7 million covered POPs as of June 30, 2008. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007 and to 3.31 million customers as of June 30, 2008. In addition, our total revenues have increased from $1.17 billion for fiscal 2006 to $1.63 billion for fiscal 2007, and from $791.3 million for the six months ended June 30, 2007 to $943.2 million for the six months ended June 30, 2008. During these periods, we also introduced several higher-priced, higher-value service plans which have helped increase average revenue per user per month over time, as customer acceptance of the higher-priced plans has been favorable.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting: the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $1.17 billion for fiscal 2006 to $1.57 billion for fiscal 2007, and from $763.1 million for the six months ended June 30, 2007 to $903.7 million for the six months ended June 30, 2008. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006, 2007 and during the first six months of 2008. As a result, our interest expense has increased from $61.3 million for fiscal 2006 to $121.2 million for fiscal 2007, and from $53.6 million for the six months ended June 30, 2007 to $63.8 million for the six months ended June 30, 2008. Also, in September 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $37.4 million for the year ended December 31, 2007 as compared to $9.3 million for the year ended December 31, 2006, and to our income tax expense of $19.9 million for the six months ended June 30, 2008 as compared to $4.2 million for the six months ended June 30, 2007.

Primarily as a result of the factors described above, our net loss of $24.4 million for fiscal 2006 increased to $75.9 million for the year ended December 31, 2007, and our net loss of $14.6 million for the six months ended June 30, 2007 increased to $44.2 million for the six months ended June 30, 2008. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and additional revenues.

We expect that we will continue to build out and launch new markets and pursue other strategic expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended June 30,
		% of 2008		% of 2007	Change from
		Service		Service	Prior Year
	2008	Revenues	2007	Revenues	Dollars	Percent

Revenues:
Service revenues	$417,143		$347,253		$69,890	20.1%
Equipment revenues	57,715		50,661		7,054	13.9%

Total revenues	474,858		397,914		76,944	19.3%

Operating expenses:
Cost of service	118,857	28.5%	90,559	26.1%	28,298	31.2%
Cost of equipment	105,127	25.2%	90,818	26.2%	14,309	15.8%
Selling and marketing	74,276	17.8%	47,011	13.5%	27,265	58.0%
General and administrative	77,233	18.5%	66,407	19.1%	10,826	16.3%
Depreciation and amortization	86,167	20.7%	72,415	20.9%	13,752	19.0%

Total operating expenses	461,660	110.7%	367,210	105.7%	94,450	25.7%
Gain on sale or disposal of assets	1,252	0.3%	—	0.0%	1,252	100.0%

Operating income	$14,450	3.5%	$30,704	8.8%	$(16,254)	(52.9)%

	Six Months Ended June 30,
		% of 2008		% of 2007	Change from
		Service		Service	Prior Year
	2008	Revenues	2007	Revenues	Dollars	Percent

Revenues:
Service revenues	$816,072		$668,944		$147,128	22.0%
Equipment revenues	127,170		122,395		4,775	3.9%

Total revenues	943,242		791,339		151,903	19.2%

Operating expenses:
Cost of service	230,027	28.2%	180,999	27.1%	49,028	27.1%
Cost of equipment	219,348	26.9%	213,483	31.9%	5,865	2.7%
Selling and marketing	132,376	16.2%	95,780	14.3%	36,596	38.2%
General and administrative	153,140	18.8%	131,641	19.7%	21,499	16.3%
Depreciation and amortization	168,806	20.7%	141,215	21.1%	27,591	19.5%

Total operating expenses	903,697	110.7%	763,118	114.1%	140,579	18.4%
Gain on sale or disposal of assets	961	0.1%	940	0.1%	21	2.2%

Operating income	$40,506	5.0%	$29,161	4.4%	$11,345	38.9%

The following tables summarize customer activity for the three and six months ended June 30, 2008 and 2007. For purposes of measuring customer activity and calculating our performance metrics, we consider each active line for our voice service or mobile broadband service to constitute a customer:

			Change
For the Three Months Ended June 30:	2008	2007	Amount	Percent

Gross customer additions	542,005	462,434	79,571	17.2%
Net customer additions(1)	171,171	126,791	44,380	35.0%
Weighted-average number of customers	3,162,028	2,586,900	575,128	22.2%

			Change
For the Six Months Ended June 30:	2008	2007	Amount	Percent

Gross customer additions	1,092,525	1,027,489	65,036	6.3%
Net customer additions(1)	401,233	445,137	(43,904)	(9.9)%
Weighted average number of customers	3,059,252	2,490,030	569,222	22.9%

As of June 30:
Total customers	3,305,251	2,674,963	630,288	23.6%

(1)	Net customer additions for the three and six months ended June 30, 2008 reflect the operations of Cricket markets and exclude customers in Hargray Wireless markets we acquired on April 1, 2008 in South Carolina and Georgia. We are currently upgrading the Hargray Wireless network we acquired in South Carolina and Georgia. Until we have completed the upgrades and introduced Cricket service in these markets, our net customer additions will not include customers in the Hargray Wireless markets.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Service Revenues

Service revenues increased $69.9 million, or 20.1%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. This increase resulted from a 22.2% increase in average total customers due to new market launches and existing market customer growth and was offset by a 1.7% decline in average monthly revenues per customer. Average monthly revenues per customer reflected customer acceptance of new rate plans offered during the quarter and greater customer deactivations and reactivations during the quarter as compared to the corresponding period of the prior year.

Service revenues increased $147.1 million, or 22.0%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. This increase resulted from a 22.9% increase in average total customers due to new market launches and existing market customer growth and a 0.7% decline in average monthly revenues per customer. Average monthly revenues per customer reflected customer acceptance of new rate plans offered during the first six months of 2008 and greater customer deactivations and reactivations during the first six months of 2008 as compared to the corresponding period of the prior year.

Equipment Revenues

Equipment revenues increased $7.1 million, or 13.9%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. This increase was primarily due to an increase of 12% in handset sales volume.

Equipment revenues increased $4.8 million, or 3.9%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. An increase of 6% in handset sales volume was partially offset by a reduction in the average revenue per handset sold primarily due to the volume of sales of our new low-cost handset that was launched in February 2008.

Cost of Service

Cost of service increased $28.3 million, or 31.2%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 28.5% from 26.1% in the prior year period. Network infrastructure costs increased by 4% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs. In addition, during the three months ended June 30, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and which resulted in lower network infrastructure costs during that period. The increase in network infrastructure costs in the second quarter of 2008 was partially offset by a 1.6% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a shift in customer usage of certain value-added services to lower-cost products that yield higher margins.

Cost of service increased $49.0 million, or 27.1%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 28.2% from 27.1% in the prior year period. Network infrastructure costs increased by 1.9% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs. In addition, during the six months ended June 30, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and which resulted in lower network infrastructure costs during that period. The increase in network infrastructure costs in the first six months of 2008 was partially offset by a 0.8% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a shift in customer usage of certain value-added services to lower-cost products that yield higher margins.

Cost of Equipment

Cost of equipment increased $14.3 million, or 15.8%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. An increase of 12% in handset sales volume and an increase in handset replacement-related costs were partially offset by a reduction in the average cost per handset sold primarily due to the volume of sales of our new low-cost handset that was launched in February 2008.

Cost of equipment increased $5.9 million, or 2.7%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. An increase of 6% in handset sales volume and an increase in handset replacement-related costs were partially offset by a reduction in the average cost per handset sold primarily due to the volume of sales of our new low-cost handset that was launched in February 2008.

Selling and Marketing Expenses

Selling and marketing expenses increased $27.3 million, or 58.0%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.8% from 13.5% in the prior year period. This percentage increase was largely attributed to a 2.1% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the current year period and the advertising costs associated with those launches. In addition, there was a 2.1% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution to support our footprint expansion effort in select existing markets.

Selling and marketing expenses increased $36.6 million, or 38.2%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 16.2% from 14.3% in the prior year period. This percentage increase was largely attributed to a 1.0% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution to support our footprint expansion effort in select existing markets. In addition, there was a 0.8% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the current year period and the advertising costs associated with those launches.

General and Administrative Expenses

General and administrative expenses increased $10.8 million, or 16.3%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 18.5% from 19.1% in the prior year period due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $21.5 million, or 16.3%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 18.8% from 19.7% in the prior year period due to the increase in service revenues and consequent benefits of scale.

Depreciation and Amortization

Depreciation and amortization expense increased $13.8 million, or 19.0%, for the three months ended June 30, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment in connection with the build-out and launch of our new markets throughout 2007 and during the first six months of 2008 and the improvement and expansion of our existing markets. Such expenses decreased slightly as a percentage of service revenues compared to the corresponding period of the prior year.

Depreciation and amortization expense increased $27.6 million, or 19.5%, for the six months ended June 30, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment in connection with the build-out and launch of our new markets throughout 2007 and during the first six months of 2008 and the improvement and expansion of our existing markets. Such expenses decreased slightly as a percentage of service revenues compared to the corresponding period of the prior year.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,
	2008	2007	Change

Minority interests in consolidated subsidiaries	$(1,865)	$673	$(2,538)
Equity in net loss of investee	(295)	—	(295)
Interest income	2,586	7,134	(4,548)
Interest expense	(30,401)	(27,090)	(3,311)
Other expense, net	(307)	—	(307)
Income tax expense	(10,237)	(1,783)	(8,454)

	Six Months Ended June 30,
	2008	2007	Change

Minority interests in consolidated subsidiaries	$(2,688)	$2,252	$(4,940)
Equity in net loss of investee	(1,357)	—	(1,357)
Interest income	7,367	12,419	(5,052)
Interest expense	(63,758)	(53,586)	(10,172)
Other expense, net	(4,343)	(637)	(3,706)
Income tax expense	(19,940)	(4,195)	(15,745)

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

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

Interest Income

Interest income decreased $4.5 million during the three months ended June 30, 2008 compared to the corresponding period of the prior year. This decrease was primarily attributed to a change in our investment policy (and therefore a resulting change in the mix of our investment portfolio), and a decline in interest rates from the corresponding period of the prior year. Currently, a large percentage of our portfolio consists of lower-yielding fixed income securities that are guaranteed by U.S. government agencies whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest income decreased $5.1 million during the six months ended June 30, 2008 compared to the corresponding period of the prior year. This decrease was primarily attributed to a change in our investment policy (and therefore a resulting change in the mix of our investment portfolio), and a decline in interest rates from the corresponding period of the prior year. Currently, a large percentage of our portfolio consists of lower-yielding fixed income securities that are guaranteed by U.S. government agencies whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest Expense

Interest expense increased $3.3 million during the three months ended June 30, 2008 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $350 million of senior notes in June 2007. We capitalized $13.1 million of interest during the three months ended June 30, 2008 compared to $11.2 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2008 and beyond. See “— Liquidity and Capital Resources” below.

Interest expense increased $10.2 million during the six months ended June 30, 2008 compared to the corresponding period of the prior year. The increase in interest expense resulted primarily from our issuance of $350 million of senior notes in June 2007. We capitalized $26.1 million of interest during the six months ended June 30, 2008 compared to $21.9 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2008 and beyond. See “— Liquidity and Capital Resources” below.

Other Expense, Net

Other expense, net primarily consisted of an impairment charge to reduce the carrying value of certain investments in asset-backed commercial paper, as more fully described in Note 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2008, which excludes the effect of unusual or infrequently occurring (or discrete) items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have calculated our provision for income taxes for the three and six months ended June 30, 2008 and 2007 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three and six months ended June 30, 2008, we recorded income tax expense of $10.2 million and $19.9 million, respectively, compared to income tax expense of $1.8 million and $4.2 million for the three and six months ended June 30, 2007, respectively. The increase in income tax expense related primarily to our change in August 2007 in our tax accounting method for amortizing wireless licenses. The new method generally allows us to accelerate our tax amortization of wireless licenses, thereby increasing our net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities. At the same time, the new method increases our income tax expense as a result of the deferred tax effect of accelerating wireless license amortization.

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

Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the tax benefits of deferred tax assets recorded in fresh-start reporting will be recorded as a reduction of goodwill if the benefits are recognized in the financial statements prior to January 1, 2009. These tax benefits will not reduce income tax expense for GAAP purposes, although such assets, when recognized as a deduction for tax return purposes, may reduce U.S. federal and certain state taxable income, if any, and may therefore reduce income taxes payable. Effective for years beginning after December 15, 2008, Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), provides that any tax benefit related to deferred tax assets recorded in fresh-start reporting be accounted for as a reduction to income tax expense. During the year ended December 31, 2005, approximately $25.1 million of fresh-start related net deferred tax assets were utilized, and therefore we recorded a corresponding reduction to goodwill. No such net deferred tax assets were utilized during 2006 and 2007. As of June 30, 2008, the balance of fresh-start related net deferred tax assets was $218.5 million, which was subject to a full valuation allowance.

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. In addition, customers are generally disconnected from service approximately 30 days after failing to pay a monthly bill. Beginning during the quarter ended June 30, 2007, pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends, whereas previously these customers were generally disconnected on the date of their request to terminate service. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007

ARPU	$43.97	$44.75
CPGA	$205	$182
CCU	$21.01	$19.87
Churn(1)	3.8%	4.3%

(1)	Churn for the three months ended June 30, 2008 reflects the operations of Cricket markets for the period and excludes customers in Hargray Wireless markets we acquired on April 1, 2008 in South Carolina and Georgia. We are currently upgrading the Hargray Wireless networks we acquired in South Carolina and Georgia. Until we have completed the upgrades and introduced Cricket service in these markets, our churn metrics will not include customers in the Hargray Wireless markets.

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended June 30,
	2008	2007

Selling and marketing expense	$74,276	$47,011
Less share-based compensation expense included in selling and marketing expense	(1,179)	(560)
Plus cost of equipment	105,127	90,818
Less equipment revenue	(57,715)	(50,661)
Less net loss on equipment transactions unrelated to initial customer acquisition	(9,389)	(2,591)

Total costs used in the calculation of CPGA	$111,120	$84,017
Gross customer additions	542,005	462,434

CPGA	$205	$182

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended
	June 30,
	2008	2007

Cost of service	$118,857	$90,559
Plus general and administrative expense	77,233	66,407
Less share-based compensation expense included in cost of service and general and administrative expense	(6,155)	(5,335)
Plus net loss on equipment transactions unrelated to initial customer acquisition	9,389	2,591

Total costs used in the calculation of CCU	$199,324	$154,222
Weighted-average number of customers	3,162,028	2,586,900

CCU	$21.01	$19.87

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $934.4 million in unrestricted cash, cash equivalents and short-term investments as of June 30, 2008. We generated $181.6 million of net cash from operating activities during the six months ended June 30, 2008, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, we generated $522.9 million of net cash from financing activities during the six months ended June 30, 2008, which included proceeds from our issuance of senior notes and convertible senior notes in June 2008. From time to time, we may generate additional liquidity through future capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, are sufficient to meet the operating and capital requirements for our current business operations and for the expansion of our business as described below.

Our business expansion efforts include our plans to expand our network footprint by launching our Cricket service in additional new markets and increasing and enhancing coverage in our existing markets. We and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). As part of these expansion plans, during the six months ended June 30, 2008, we launched new Auction #66 markets in Oklahoma City, southern Texas, Las Vegas and St. Louis, covering approximately eight million additional POPs, and we and Denali License are currently building out and preparing additional Auction #66 markets that we intend to launch this year and through 2010. The launch of additional Auction #66 markets requires the expenditure of significant funds to complete the associated construction and fund the initial operating costs. Aggregate capital expenditures for the build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest. If U.S. federal government incumbent licensees do not relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets.

In addition to these new market launches, we plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. As part of the first phase of this program, we planned to deploy approximately 600 new cell sites in our existing markets during 2007 and 2008, and this phase of expansion is substantially complete. Looking ahead, in the second phase of this network enhancement, we plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010.

Our current business expansion efforts also include our plans to expand the availability of our mobile broadband product offering, Cricket Wireless Internet Service, which we introduced into select markets in September 2007. As of June 30, 2008, our Cricket Wireless Internet Service was available to approximately 23 million covered POPs, and we expect to further expand the availability of this product offering to cover approximately 60 million POPs by the end of 2008.

We may also pursue other strategic activities to build our business, which could include (without limitation) the acquisition of additional spectrum through FCC auctions or private transactions, entering into partnerships with others to launch and operate additional markets, or the acquisition of other wireless communications companies or complementary businesses. If we were to pursue any of these activities at a significant level in addition to our current business expansion efforts, we would likely need to raise additional funding or re-direct capital otherwise available for our current business expansion efforts. Any additional capital that we raise could consist of debt and/or equity financing from the public and/or private capital markets. The amount, nature and timing of any additional financing will depend on our operating performance, the amount, nature and timing of our anticipated capital requirements for such strategic activities, our ability to incur additional indebtedness under our senior secured credit agreement, or Credit Agreement, and the indentures governing our senior notes, and overall market conditions.

Our total outstanding indebtedness under our Credit Agreement was $882.0 million as of June 30, 2008. Outstanding term loan borrowings under our Credit Agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The term loan under our Credit Agreement bears interest at the London Interbank Offered Rate, or LIBOR, plus 3.5% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.5%, as selected by us. In addition to our Credit Agreement, we also had $1,650 million in unsecured senior indebtedness outstanding as of June 30, 2008, which included $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015.

The Credit Agreement and the indentures governing Cricket’s senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring indebtedness beyond defined levels to pay down outstanding borrowings under our Credit Agreement. Our Credit Agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement includes a $200 million revolving credit facility, which was undrawn as of June 30, 2008. Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other strategic activities we may pursue, our consolidated leverage ratio could restrict our ability to borrow under the revolving credit facility or undertake additional debt financing for one or more quarters. In addition, our business expansion efforts and other strategic activities we may pursue could, depending on their scope and pace relative to our results of operations, decrease our consolidated fixed charge coverage ratio, which could prevent us from borrowing under the revolving credit facility for one or more quarters. We do not intend, however, to pursue business expansion efforts or other strategic activities that would prevent or restrict us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such business expansion efforts or other strategic activities without drawing on the revolving credit facility.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts to monitor our ability to service our debt and to comply with the financial covenants and debt incurrence and other covenants in our Credit Agreement and indentures governing Cricket’s senior notes. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will ultimately result in improvements in our leverage ratio and other ratios underlying our financial covenants, although certain ratios may be adversely affected in the interim, as described above. Our $1,650 million of senior notes and convertible senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our senior notes and convertible senior notes and our interest rate swaps, approximately 78.1% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to reduce our investments in business expansion efforts or other strategic activities or to slow the pace of such plans as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities was $181.6 million during the six months ended June 30, 2008 compared to $108.8 million during the six months ended June 30, 2007. This increase was primarily attributable to increased operating income and changes in working capital.

Investing Activities

Net cash used in investing activities was $491.6 million during the six months ended June 30, 2008, which included the effects of the following transactions:

•	During the six months ended June 30, 2008, we purchased Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC, or Hargray Wireless, for approximately $31.8 million.

•	During the six months ended June 30, 2008, we made investment purchases of $297.8 million, offset by sales or maturities of investments of $186.4 million.

•	During the six months ended June 30, 2008, we and our consolidated joint ventures purchased $338.3 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the six months ended June 30, 2008, we deposited $70.0 million with the FCC in connection with our participation in Auction #73, all of which was returned to us in April 2008.

Financing Activities

Net cash provided by financing activities was $522.9 million during the six months ended June 30, 2008, which included the effects of the following transactions:

•	During the six months ended June 30, 2008, we issued $300 million of unsecured senior notes, which resulted in net proceeds of $293.3 million, and $250 million of convertible senior notes, which resulted in net proceeds of $242.5 million. These note issuances were offset by payments of $4.5 million on our $895.5 million senior secured term loan and a payment of $0.5 million on LCW Operations’ $40 million senior secured term loans. These note issuances were further offset by the payment of $6.4 million in debt issuance costs.

•	During the six months ended June 30, 2008, made payments of $8.0 million on our capital lease obligations.

•	During the six months ended June 30, 2008, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $6.5 million.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of June 30, 2008, the outstanding indebtedness under the term loan was $882.0 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

On June 18, 2008, we amended the Credit Agreement, among other things, to:

•	increase the size of the permitted unsecured debt basket under the Credit Agreement from $1.2 billion to $1.65 billion plus $1.00 for every $1.00 of cash proceeds from the issuance of new common equity by Leap, up to $200 million in the aggregate;

•	increase the add-back to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for operating losses in new markets from $75 million to $100 million, and extend the period in which such add-back applies until December 31, 2011. For purposes of calculating the consolidated fixed charge coverage ratio under the Credit Agreement, an additional $125 million in new market operating losses can be added back to consolidated EBITDA through December 31, 2009;

•	exclude up to $125 million of capital expenditures made in connection with the expansion of network coverage, capability and capacity in markets in existence as of December 31, 2007 from the consolidated fixed charge coverage ratio calculation through December 31, 2009;

•	increase the baskets under the Credit Agreement for capital lease and purchase money security interests from $150 million to $250 million;

•	increase the baskets under the Credit Agreement for letters of credit from $15 million to $30 million;

•	exclude qualified preferred stock from the definition of indebtedness under the Credit Agreement and make certain other amendments to facilitate the issuance by Leap of qualified preferred stock;

•	establish that, if Cricket enters into an incremental facility for term loans or a revolving credit facility with an effective interest rate or weighted average yield (taking into account factors such as any interest rate floor, call protection, original issue discount and lender fees) that is higher than the then-existing interest rate for the existing term loans or revolving credit facility, as applicable, under the Credit Agreement, then the interest rate for the existing term loans or revolving credit facility, as applicable, shall be increased to match the effective interest rate or weighted average yield of such incremental facility;

•	cap any new incremental facilities under the Credit Agreement at $400 million in the aggregate;

•	increase the applicable rate spread on the term loans and revolving credit facility under the Credit Agreement by 50 basis points, and set a floor on the LIBOR under the Credit Agreement of 3.0% per annum; and

•	include a prepayment (or repayment) premium on the term loans of 2.0% on any principal amount prepaid (or repaid) prior to the first anniversary of the date of the amendment and 1.0% on any principal amount prepaid (or repaid) on or after the first anniversary but prior to the second anniversary of the date of amendment (other than prepayments in respect of extraordinary receipts).

In connection with the execution of the Credit Agreement amendment, we paid a fee equal to 50 basis points on the aggregate principal amount of the commitments and loans of each lender that executed the amendment.

Under the Credit Agreement, as amended, the term loan bears interest at LIBOR plus 3.50% (subject to the LIBOR floor of 3.0% per annum) or the bank base rate plus 2.50%, as selected by Cricket. These interest rates represent an increase of 50 basis points from the rates applicable to the term loan immediately prior to the amendment.

At June 30, 2008, the effective interest rate on the term loan was 7.3%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We were in compliance with this requirement as of June 30, 2008. We have entered into interest rate swap agreements with respect to $355 million of our debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of June 30, 2008 and December 31, 2007 were liabilities of $7.8 million and $7.2 million, respectively, which were recorded in other liabilities in the condensed consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of June 30, 2008, the revolving credit facility was undrawn; however, approximately $3.9 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 8 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on our consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of June 30, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum) or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and our subsidiaries and up to $150 million plus an amount equal to an available cash flow basket in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. We were in compliance with these covenants as of June 30, 2008.

Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other strategic activities we may pursue, our consolidated leverage ratio could restrict our ability to borrow under the revolving credit facility or undertake additional debt financing for one or more quarters. In addition, our business expansion efforts and other strategic activities we may pursue could, depending on their scope and pace relative to our results of operations, decrease our consolidated fixed charge coverage ratio, which could prevent us from borrowing under the revolving credit facility for one or more quarters. We do not intend, however, to pursue business expansion efforts or other strategic activities that would prevent or restrict us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such business expansion efforts or other strategic activities without drawing on the revolving credit facility.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At June 30, 2008, the effective interest rate on the term loans was 7.1%, and the outstanding indebtedness was $39.5 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of June 30, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At June 30, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with the delay in the exchange of the notes, as more fully described below.

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

Prior to November 1, 2009, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to November 1, 2010, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at November 1, 2010 plus (2) all remaining required interest payments due on such notes through November 1, 2010 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after November 1, 2010, at a redemption price of 104.688% and 102.344% of the principal amount thereof if redeemed during the twelve months ending October 31, 2011 and 2012, respectively, or at 100% of the principal amount if redeemed during the twelve months ending October 31, 2013 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

In connection with the private placement of the $350 million of additional senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We were required to use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement was not filed or declared effective or the exchange offer was not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and would increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults were cured, but in no event would the penalty rate exceed 1.50% per annum. There were no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contained no limit on the maximum potential amount of penalty interest that could be paid in the event we did not meet the registration statement filing requirements. Due to the restatement of our historical consolidated financial results during the fourth quarter of 2007, we were unable to file the registration statement within 150 days after issuance of the notes. We filed the registration statement on

March 28, 2008, which was declared effective on May 19, 2008, and consummated the exchange offer on June 20, 2008. Due to the delay in filing the registration statement and having it declared effective, we paid approximately $1.3 million of additional interest on May 1, 2008 and have accrued the remaining additional interest expense payable of approximately $0.3 million as of June 30, 2008.

Convertible Senior Notes Due 2014

On June 25, 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including under the Credit Agreement, to the extent of the value of the assets securing such obligations.

Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap’s common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap’s common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment.

Leap may be required to repurchase all outstanding notes in cash at a repurchase price of 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date if (1) any person acquires beneficial ownership, directly or indirectly, of shares of Leap’s capital stock that would entitle the person to exercise 50% or more of the total voting power of all of Leap’s capital stock entitled to vote in the election of directors, (2) Leap (i) merges or consolidates with or into any other person, another person merges with or into Leap, or Leap conveys, sells, transfers or leases all or substantially all of its assets to another person or (ii) engages in any recapitalization, reclassification or other transaction in which all or substantially all of Leap’s common stock is exchanged for or converted into cash, securities or other property, in each case subject to limitations and excluding in the case of (1) and (2) any merger or consolidation where at least 90% of the consideration consists of shares of common stock traded on NYSE, ASE or NASDAQ, (3) a majority of the members of Leap’s board of directors ceases to consist of individuals who were directors on the date of original issuance of the notes or whose election or nomination for election was previously approved by the board of directors, (4) Leap is liquidated or dissolved or holders of common stock approve any plan or proposal for its liquidation or dissolution or (5) shares of Leap’s common stock are not listed for trading on any of the New York Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market (or any of their respective successors). Leap may not redeem the notes at its option.

In connection with the private placement of the convertible senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that we do not comply with the registration requirements, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following a registration default and will increase to 0.50% per annum beginning on the 91st day of the registration default until all such defaults have been cured. There are no other alternative settlement methods and, other than the 0.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event we do not meet the registration statement filing requirements. However, our obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of

1933, as amended, or the Securities Act, by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the convertible senior notes to any of our affiliates. As a result, we currently expect that prior to the time by which we would be required to file and have declared effective a shelf registration statement covering the resale of the convertible senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, we do not believe that the payment of additional interest is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Senior Notes Due 2015

On June 25, 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months ending July 15, 2012 and 2013, respectively, or at 100% of the principal amount if redeemed during the twelve months ending July 15, 2014 or thereafter, plus accrued and unpaid interest, if any, thereon to the redemption date.

If a “change of control” occurs (which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a sale of all or substantially all of the assets of Leap and its restricted subsidiaries and a change in a majority of the members of Leap’s board of directors that is not approved by the board), each holder of the notes may require Cricket to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the repurchase date.

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

In connection with the private placement of these senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use reasonable best efforts to offer registered notes in exchange for the notes or to cause a shelf registration statement covering the resale of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that we do not comply with such obligations, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following a registration default and will increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.50% per annum. There are no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event we do not meet these requirements. However, our obligation to file, have declared effective or maintain the effectiveness of a registration statement for an exchange offer or a shelf registration statement (and pay additional interest) is only triggered to the extent that the notes are not eligible to be transferred without registration under the Securities Act by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the senior notes to any of its affiliates. As a result, we currently expect that prior to the time by which we would be required to file and have declared effective a registration statement for an exchange offer or a shelf registration statement covering the senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, we do not believe that the payment of additional interest is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Fair Value of Financial Instruments

As more fully described in Notes 2 and 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, during the first quarter with respect to our financial assets and liabilities. SFAS 157 defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities, financial assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities and financial assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. Such Level 3 assets and liabilities have values determined using pricing models for which the determination of fair value requires judgment and estimation. As of June 30, 2008, $9.9 million of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. However, as of June 30, 2008, through our non-controlled consolidated subsidiary Denali, we held investments in asset-backed commercial paper, which were purchased as highly rated investment grade securities. These securities, which are collateralized, in part, by residential mortgages, have declined in value since December 31, 2007. As a result, during the six months ended June 30, 2008, we recognized an other-than-temporary impairment loss of approximately $4.9 million related to these investments in asset-backed commercial paper to bring the net carrying value of such investments to $9.9 million as of June 30, 2008 and to bring the cumulative other-than-temporary impairment loss recognized to approximately $10.4 million as of June 30, 2008. In July 2008, Denali received a $4.3 million cash settlement for one of its investments in asset-backed commercial paper. This security had a par value of $9.3 million and a book value of $4.5 million as of June 30, 2008. As a result, the carrying value and par value of the remaining investment in asset-backed commercial paper was $5.4 million and $10.0 million, respectively, as of June 30, 2008. Future volatility and uncertainty in the financial markets could result in additional losses and difficulty in monetizing these investments.

As a result of the amendment to our Credit Agreement, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described above, we de-designated our existing interest rate swap agreements as cash flow hedges and discontinued our hedge accounting for these interest rate swaps. The loss accumulated in other comprehensive income (loss) on the date we discontinued our hedge accounting totaled $8.7 million. We will amortize this loss to interest expense over the remaining term of the respective interest rate swap agreements. In addition, subsequent changes in the fair value of the interest rate swaps will be recorded to interest expense We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and interest rate swaps at fair value.

System Equipment Purchase Agreements

In June 2007, we entered into certain system equipment purchase agreements which generally have a term of three years. In these agreements, we agreed to purchase and/or license wireless communications systems, products and services designed to be AWS functional at a current estimated cost to us of approximately $266 million, which commitments are subject, in part, to the necessary clearance of spectrum in the markets to be built. Under the terms of the agreements, we are entitled to certain pricing discounts, credits and incentives, which discounts, credits and incentives are subject to our achievement of our purchase commitments, and to certain technical training for our personnel. If the purchase commitment levels per the agreements are not achieved, we may be required to refund previous credits and incentives we applied to historical purchases.

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

As part of our current business expansion efforts, we and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008) (see below, under “— Auction #66 Properties and Build-Out Plans”). Aggregate capital expenditures for build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest. Ongoing capital expenditures to support the growth and development of our markets after their first year of commercial operation are expected to be in the mid-teens as a percentage of annual service revenue, excluding costs of any significant expansion in our existing markets.

During the six months ended June 30, 2008, we and our consolidated joint ventures made approximately $338.3 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) expenditures for EvDO technology.

Auction #66 Properties and Build-Out Plans

In December 2006, we completed the purchase of 99 wireless licenses in Auction #66 covering 124.9 million POPs (adjusted to eliminate duplication among certain overlapping Auction #66 licenses) for an aggregate purchase price of $710.2 million. In April 2007, Denali License completed the purchase of one wireless license in Auction #66 covering 59.9 million POPs (which includes markets covering 5.8 million POPs which overlap with certain licenses we purchased in Auction #66) for a net purchase price of $274.1 million. We and Denali License expect to cover up to approximately 36 million additional POPs by the middle of 2009 and up to approximately 50 million additional POPs by the end of 2010 (in each case measured on a cumulative basis beginning January 2008). As part of these expansion plans, during the six months ended June 30, 2008, we launched our first Auction #66 markets in Oklahoma City, southern Texas, Las Vegas and St. Louis, covering approximately eight million additional POPs, and we and Denali License are currently building out and preparing additional Auction #66 markets that we intend to launch this year and through 2010. If U.S. federal government incumbent licensees do not relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses, their continued use of the spectrum covered by licenses we and Denali License purchased in Auction #66 could delay the launch of certain markets. The licenses we and Denali License purchased in Auction #66, together with the licenses we currently own, provide 20 MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out, assuming Denali License were to make available to us certain of its spectrum.

Other Acquisitions and Dispositions

On April 1, 2008, we completed the purchase of Hargray Wireless, for approximately $31.8 million, including acquisition related costs of $0.6 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million POPs and operates a wireless business in Georgia and South Carolina, which complements our existing market in Charleston, South Carolina. On April 3, 2008, Hargray Wireless became a guarantor under our Credit Agreement and the indenture governing Cricket’s senior notes due 2014. Hargray Wireless is also a guarantor under the indenture governing Cricket’s senior notes due 2015.

In addition, on May 22, 2008, we completed our exchange of certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas was exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged was approximately $8.1 million and we recognized a nonmonetary gain of approximately $1.3 million upon the closing of the transaction.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, or GAAP. SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of June 30, 2008, approximately 78.1% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of senior notes due 2014 which bear interest at a fixed rate of 9.375% per year, $250 million of convertible senior notes due 2014 which bear interest at a fixed rate of 4.50% per year and $300 million of senior notes due 2015 which bear interest at a fixed rate of 10.0% per year. In addition, $355 million of the $882.0 million in outstanding floating rate debt under our Credit Agreement as of June 30, 2008 was covered by interest rate swap agreements. As of June 30, 2008, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $39.5 million in outstanding floating rate debt as of June 30, 2008, consisting of two term loans. In 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of June 30, 2008, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $566.5 million. The primary base interest rate is three month LIBOR plus an applicable margin. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.7 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our

CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that the material weakness that existed in our internal control over financial reporting as of December 31, 2007 existed as of June 30, 2008. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008.

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

Management has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee is monitoring such implementation. We believe that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

(c)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008. There have been no material developments in the status of those legal proceedings during the six months ended June 30, 2008, except as described below.

Patent Litigation

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 entitled “Method for Providing Wireless Communication Services and Network and System for Delivering Same.” Our complaint seeks damages and an injunction against continued infringement. On August 3, 2006, MetroPCS (i) answered the complaint, (ii) raised a number of affirmative defenses, and (iii) together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our CEO, S. Douglas Hutcheson. MetroPCS has since amended its complaint and Denali License has been dismissed, without prejudice, as a counterclaim defendant. The countersuit now alleges claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information allegedly provided by MetroPCS to such employees, including prior to their employment by Leap, and asks the court to award attorneys fees and damages (including punitive damages), impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities have not infringed U.S. Patent No. 6,813,497 and that such patent is invalid. MetroPCS’s claims allege that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities. On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that is the subject of our infringement action against MetroPCS) is invalid and is not being infringed by Royal Street or its PCS systems. Upon our request, the court has transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street. On February 25, 2008, we filed an answer to the Royal Street complaint, together with counterclaims for patent infringement, and the Royal Street matter was consolidated with the MetroPCS case on May 16, 2008. A claim construction hearing on U.S. Patent No. 6,813,497 has been scheduled in the consolidated cases for October 2008. We intend to vigorously defend against the counterclaims filed by the MetroPCS entities and the action brought by Royal Street. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in these matters, it could have a material adverse effect on our business, financial condition and results of operations.

On August 17, 2006, we were served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which names Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In response to demurrers by us and by the court, two of the plaintiffs twice amended their complaint, dropped the other plaintiffs and have filed a third amended complaint. In the current complaint, the plaintiffs allege statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, seek preliminary and permanent injunction, and ask the court to award damages (including punitive damages), attorneys fees, and restitution. We filed a demurrer to the third amended complaint. On October 25, 2007, pursuant to a stipulation between the parties, the court entered a stay of the litigation for a period of 90 days. On January 28, 2008, the court ordered that the stay remain in effect for a further 120 days, or until May 27, 2008. The court has since ordered that the case proceed and denied our demurrer to the third amended complaint. We intend to vigorously defend agaisnt these claims. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the MetroPCS entities were to prevail in this action, it could have a material adverse effect on our business, financial condition and results of operations.

On June 6, 2007, we were sued by Minerva Industries, Inc., or Minerva, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,681,120 entitled “Mobile Entertainment and Communication Device.” Minerva alleged that certain handsets sold by us infringe a patent relating to mobile entertainment features, and the complaint sought damages (including enhanced damages), an injunction and attorneys’ fees. We filed an answer to the complaint and counterclaims of invalidity on January 7, 2008. On January 21, 2008, Minerva filed another suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of its newly issued U.S. Patent No. 7,321,738 entitled “Mobile Entertainment and Communication Device.” On April 15, 2008, at Minerva’s request, the cases were dismissed without prejudice.

On June 7, 2007, we were sued by Barry W. Thomas, or Thomas, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 4,777,354 entitled “System for Controlling the Supply of Utility Services to Consumers.” Thomas alleged that certain handsets sold by us infringe a patent relating to actuator cards for controlling the supply of a utility service, and the complaint sought damages (including enhanced damages) and attorneys’ fees. We and other co-defendants filed a motion to stay the litigation pending the determination of similar litigation in the United States District Court for the Western District of North Carolina. On February 28, 2008, the District Court issued its claim construction ruling, adopting all of the interpretations offered by the defendants in that action. This matter has since been settled, and on June 1, 2008, the court issued an order dismissing the case with prejudice.

On October 15, 2007, Leap was sued by Visual Interactive Phone Concepts, Inc., or Visual Interactive, in the United States District Court for the Southern District of California for infringement of U.S. Patent No. 5,724,092 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information” and U.S. Patent No. 5,606,361 entitled “Videophone Mailbox Interactive Facility System and Method of Processing Information.” Visual Interactive alleged that Leap infringed these patents relating to interactive videophone systems, and the complaint sought an accounting for damages under 35 U.S.C. § 284, an injunction and attorneys’ fees. We filed our answer to the complaint on December 13, 2007, and on the same day, Cricket filed a complaint against Visual Interactive in the United States District Court for the Southern District of California seeking a declaration by the court that the patents alleged against us are neither valid nor infringed by us. Visual Interactive agreed to dismiss its complaint against Leap and filed an amended complaint against Cricket, and Cricket filed its answer to this amended complaint on January 23, 2008. This matter has since been settled.

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On February 15, 2008, we filed a motion to sever and stay the proceedings against Cricket or, alternatively, to transfer the case to the United States District Court for the Northern District of California. The court subsequently denied our motion and trial on this matter is scheduled to begin on January 5, 2009. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing of a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by us of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

American Wireless Group

On December 31, 2002, several members of American Wireless Group, LLC, or AWG, filed a lawsuit against various officers and directors of Leap in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the Whittington Lawsuit. Leap purchased certain FCC wireless licenses from AWG and paid for those licenses with shares of Leap stock. The complaint alleges that Leap failed to disclose to AWG material facts regarding a dispute between Leap and a third party relating to that party’s claim that it was entitled to an increase in the purchase price for certain wireless licenses it sold to Leap. In their complaint, plaintiffs seek rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Plaintiffs contend that the named defendants are the controlling group that was responsible for Leap’s alleged failure to disclose the material facts regarding the third party dispute and the risk that the shares held by the plaintiffs might be diluted if the third party was successful with respect to its claim. The defendants in the Whittington Lawsuit filed a motion to compel arbitration or, in the alternative, to dismiss the Whittington Lawsuit. The motion noted that plaintiffs, as members of AWG, agreed to arbitrate disputes pursuant to the license purchase agreement, that they failed to plead facts that show that they are entitled to relief, that Leap made adequate disclosure of the relevant facts regarding the third party dispute and that any failure to disclose such information did not cause any damage to the plaintiffs. The court denied defendants’ motion and the defendants appealed the denial of the motion to the Mississippi Supreme Court. On November 15, 2007, the Mississippi Supreme Court issued an opinion denying the appeal and remanded the action to the trial court. The defendants filed an answer to the complaint on May 2, 2008.

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit and a hearing on the arbitration has been scheduled for November 2008.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of its current and former directors and officers, and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the remaining state derivative lawsuit filed an amended complaint. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, violation of California Corporations Code section 25402, and violation of the Securities Exchange Act of 1934, or the Exchange Act, based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, as well as claims based on the September 2007 unsolicited merger proposal from MetroPCS, and sales of Leap common stock by certain of the defendants between December 2004 and June 2007. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. Leap and the individual defendants each filed motions to dismiss the federal lawsuit, which are set for hearing on September 4, 2008. Leap filed a motion to stay the state lawsuit pending resolution of the federal lawsuit, which is set for hearing on September 19, 2008. Leap and the individual defendants each filed demurrers to the state lawsuit, which are set for hearing on October 3, 2008. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

We and certain of our current and former officers and directors, and our independent registered public accounting firm PricewaterhouseCoopers LLP, have been named as defendants in one remaining, consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. The original securities class lawsuits that were filed between November 2007 and February 2008 have either been voluntarily dismissed or consolidated. The appointed lead plaintiff filed a consolidated complaint on July 7, 2008 purportedly on behalf of investors who purchased Leap common stock between August 3, 2006 and November 9, 2007. The consolidated complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and further alleges that the individual defendants violated Section 20(a) of the Exchange Act. The consolidated complaint alleges false and misleading statements about our internal controls, our business and our financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. A motion for the court to reconsider its appointment of lead plaintiff is set for hearing on August 15, 2008. Defendants’ responsive pleadings to the consolidated complaint are due August 21, 2008. We intend to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

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

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, other than changes to:

•	the Risk Factor below entitled “Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations,” which has been updated to reflect the issuance of senior notes and convertible senior notes in June 2008;

•	the Risk Factor below entitled “Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated with Our Leverage,” which has been updated to reflect the issuance of senior notes and convertible senior notes in June 2008;

•	the Risk Factor below entitled “We May Be Unable to Refinance Our Indebtedness,” which has been updated to reflect the issuance of senior notes and convertible senior notes in June 2008;

•	the Risk Factor below entitled “Covenants in Our Credit Agreement and Indentures and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability To Operate Our Business,” which has been updated to reflect the issuance of senior notes and convertible senior notes in June 2008;

•	the Risk Factor below entitled “The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business,” which has been updated to reflect changes to our senior management team; and

•	the Risk Factor below entitled “If Call Volume or Wireless Broadband Usage Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position,” which has been updated to reflect risks related to usage of Cricket Wireless Internet Service, our mobile broadband service offering.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $26.1 million and $44.2 million for the three and six months ended June 30, 2008, $75.9 million for the year ended December 31, 2007 and $24.4 million for the year ended December 31, 2006. We may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

Our business could be adversely affected in a number of ways by general economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during economic downturns or during periods of high gasoline prices, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. Recent disruptions in the sub-prime mortgage market may also affect our ability to gain new customers or the ability of our existing customers to pay for their service. In addition, our rate of customer acquisition and customer turnover may be affected by other factors, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, higher deactivation rates among less-tenured customers we gained as a result of our new market launches, and other competitive factors. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Although we have implemented programs to attract new customers and address customer turnover, these programs may not be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

We own a 73.3% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. We also own an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66. LCW Wireless and Denali acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali, and we plan to have similar agreements in connection with any future designated entity joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

The FCC has implemented further rule changes aimed at addressing alleged abuses of its designated entity program. While we do not believe that these recent rule changes materially affect our current joint ventures with LCW Wireless and Denali, the scope and applicability of these rule changes to such current designated entity structures remain in flux, and the changes remain subject to administrative and judicial review. In addition, we cannot predict how further rule changes or increased regulatory scrutiny by the FCC with respect to designated entity rules or structures will affect our current or future business ventures with designated entities or our participation with such entities in future FCC spectrum auctions.

We Face Increasing Competition Which Could Have a Material Adverse Effect on Demand for the Cricket Service.

The telecommunications industry is very competitive. In general, we compete with national facilities- based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, or MVNOs, voice-over-internet-protocol, or VoIP, service providers and traditional landline service providers, including telephone and cable companies.

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

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless have each begun to offer flat-rate unlimited service offerings, and Sprint Nextel offers a flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. These service offerings may present additional strong competition in our markets. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

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

We may wish to raise additional capital to finance strategic activities that we may pursue at a significant level in addition to our current business expansion efforts, and our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms (or at all). These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any strategic activities we may pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such strategic activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our financial results. In addition, we maintain investments in commercial paper and other short-term investments. Volatility and uncertainty in the financial markets has resulted in losses from a decline in the value of those investments, and may result in additional losses and difficulty in monetizing those investments in the future.

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

The FCC has adopted a report and order clarifying that commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC order, however, does not address roaming for data services nor does it provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice services, and so our ability to obtain roaming services from other carriers at attractive rates remains uncertain. In addition, the FCC order indicates that a host carrier is not required to provide roaming services to another carrier in areas in which that other carrier holds wireless licenses or usage rights that could be used to provide wireless services. Because we and Denali License hold a significant number of spectrum licenses for markets in which service has not yet been launched, we believe that this “in-market” roaming restriction could significantly and adversely affect our ability to receive roaming services in areas where we hold licenses. We and other wireless carriers have filed petitions with the FCC, asking that the agency reconsider this in-market exception to its roaming order. However, we can provide no assurances as to whether the FCC will reconsider this exception or the timeframe in which it might do so.

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

We Have Restated Our Prior Consolidated Financial Statements, Which Has Led to Additional Risks and Uncertainties, Including Shareholder Litigation.

As discussed in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007, we have restated our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 (including interim periods therein), for the period from August 1, 2004 to December 31, 2004, and for the period from January 1, 2004 to July 31, 2004. In addition, we have restated our condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2007 and March 31, 2007. The determination to restate these consolidated financial statements and quarterly condensed consolidated financial statements was made by Leap’s Audit Committee upon management’s recommendation following the identification of errors related to (i) the timing of recognition of certain service revenues prior to or subsequent to the period in which they were earned, (ii) the recognition of service revenues for certain customers that voluntarily disconnected service, (iii) the classification of certain components of service revenues, equipment revenues and operating expenses and (iv) the determination of a tax valuation allowance during the second quarter of 2007.

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In particular, two shareholder derivative actions have been filed that are currently pending, and we are party to a consolidated securities class action lawsuit. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. We have incurred and may incur substantial additional defense costs with respect to these claims, regardless of their outcome. Likewise, these claims might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008. The material weakness we identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire from third parties. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Any such significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would decrease OIBDA and free cash flow for the periods in which we incur such costs. Our aggregate capital expenditures for the build-out of new markets through their first full year of operation following commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest. In addition, our aggregate investment in cumulative OIBDA loss in new markets through adjusted OIBDA break-even is currently expected to be approximately $6.00 per covered POP, and our investment in OIBDA loss in a single new market through adjusted OIBDA break-even is currently expected to be approximately $7.00 per covered POP. We also expect to incur approximately $6 million per quarter through the end of 2008 of EvDO-related fixed costs associated with Cricket Wireless Internet Service, our mobile broadband product offering. If we are unable to fund the build-out of these new markets with our existing cash and our cash generated from operations, we may be required to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

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

With respect to our Auction #66 markets, several federal government agencies have cleared or developed plans to clear spectrum covered by licenses we and Denali License purchased in Auction #66 or have indicated that we and Denali License can operate on the spectrum without interfering with the agencies’ current uses. While we do not expect spectrum clearing issues to impact our near-term market launches, we continue to work with various federal agencies in other markets to ensure that they either relocate their spectrum use to alternative frequencies or confirm that we can operate on the spectrum without interfering with their current uses. If our efforts with these agencies are not successful, their continued use of the spectrum could delay our launch of certain markets. In addition, to the extent that we or Denali License are operating on AWS spectrum and a federal government agency believes that our planned or ongoing operations interfere with its current uses, we may be required to immediately cease using the spectrum in that particular market for a period of time until the interference is resolved. Any temporary or extended shutdown of one of our or Denali License’s wireless networks in a launched market could materially and adversely affect our competitive position and results of operations.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of June 30, 2008, our total outstanding indebtedness was $2,585.1 million, including $882.0 million of indebtedness under our Credit Agreement and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015. We also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). However, approximately $3.9 million of letters of credit were issued under our Credit Agreement as of June 30, 2008 and were considered as usage of the revolving credit facility. Indebtedness under our Credit Agreement bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. In addition, looking forward we may raise additional capital to finance strategic activities that we may pursue at a significant level in addition to our current business expansion efforts, which could consist of debt financing from the public and/or private capital markets.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, acquisitions, strategic activities and general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because indebtedness under our senior secured credit facility bears interest at a variable rate.

Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other strategic activities we may pursue, our consolidated leverage ratio could restrict our ability to borrow under the revolving credit facility or undertake additional debt financing for one or more quarters. In addition, our business expansion efforts and other strategic activities we may pursue could, depending on their scope and pace relative to our results of operations, decrease our consolidated fixed charge coverage ratio, which could prevent us from borrowing under the revolving credit facility for one or more quarters. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

We may incur additional indebtedness in the future, as market conditions permit, to enable us to take advantage of strategic activities we may pursue at a significant level in addition to our current business expansion efforts. The terms of the indentures governing Cricket’s senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our Credit Agreement permits us to incur additional indebtedness under various financial ratio tests. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

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

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, or at all. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures (including expenditures to build out our wireless licenses), attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We May Be Unable to Refinance Our Indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all, including indebtedness under our Credit Agreement or the indentures governing our senior notes and convertible senior notes. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Covenants in Our Credit Agreement and Indentures and Other Credit Agreements or Indentures That We May Enter Into in the Future May Limit Our Ability To Operate Our Business.

Our Credit Agreement and the indentures governing Cricket’s senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to make distributions or other payments to our investors or creditors until we satisfy certain financial tests or other criteria. In addition, these indentures and our Credit Agreement include covenants restricting, among other things, the ability of Leap, Cricket and their restricted subsidiaries to:

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

Under our Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement includes a $200 million revolving credit facility, which was undrawn as of June 30, 2008. Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other strategic activities we may pursue, our consolidated leverage ratio could restrict our ability to borrow under the revolving credit facility or undertake additional debt financing for one or more quarters. In addition, our business expansion efforts and other strategic activities we may pursue could, depending on their scope and pace relative to our results of operations, decrease our consolidated fixed charge coverage ratio, which could prevent us from borrowing under the revolving credit facility for one or more quarters. We do not intend, however, to pursue business expansion efforts or other strategic activities that would prevent or restrict us from borrowing under the revolving credit facility unless we believe we have sufficient liquidity to support the operating and capital requirements for our business and any such business expansion efforts or other strategic activities without drawing on the revolving credit facility.

The restrictions in our Credit Agreement and the indentures governing Cricket’s senior notes could limit our ability to make borrowings, obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding indebtedness, complete acquisitions for cash or debt or react to changes in our operating environment. Any credit agreement or indenture that we may enter into in the future may have similar restrictions.

Our Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 35% or more of Leap’s equity securities, a change in a majority of the members of Leap’s board of directors that is not approved by the board and the occurrence of a “change of control” under any of our other credit instruments. In addition, under the indentures governing our senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest.

If we default under our Credit Agreement or under any of the indentures governing our senior notes or convertible senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 constituted a default under our Credit Agreement and the indenture governing Cricket’s senior notes due 2014, and the restatement of certain of our historical consolidated financial information (as described in Note 2 to our consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, filed with the SEC on December 26, 2007) may have constituted a default under our Credit Agreement. Although we were able to obtain limited waivers under our Credit Agreement with respect to these events, we cannot assure you that we will be able to obtain a waiver in the future should a default occur. We cannot assure you that we would have sufficient funds to repay all of the outstanding amounts under our Credit Agreement or the indentures governing our senior notes and convertible senior notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of June 30, 2008, approximately 21.9% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Large Portion of Our Assets Consists of Goodwill and Other Intangible Assets.

As of June 30, 2008, 46.5% of our assets consisted of goodwill and other intangibles, including wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

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

We have experienced higher than normal employee turnover in the past, in part because of our bankruptcy, including turnover of individuals at the most senior management levels. In addition, our business is managed by a small number of key executive officers, including our CEO, S. Douglas Hutcheson. In September 2007, Amin Khalifa resigned as our executive vice president and CFO, and the board of directors appointed Mr. Hutcheson to serve as acting CFO as we searched for a successor to Mr. Khalifa. We announced the appointment of Walter Z. Berger as our executive vice president and CFO in June 2008. In February 2008, Grant Burton, who had served as chief accounting officer and controller since June 2005 assumed a new role as vice president, financial systems and processes. Jeffrey E. Nachbor, who recently joined the company as our senior vice president, financial operations, was appointed as our chief accounting officer in May 2008. As a result, several members of our senior management, including those responsible for our finance and accounting functions, have either been hired or appointed to new positions over a relatively short period of time, and it may take time to fully integrate these individuals into their new roles. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business. In addition, we may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance.

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

Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. Concerns over possible safety risks could decrease the demand for our services. For example, in the beginning of 2008, a technical defect was discovered in one of our manufacturer’s handsets which appeared to prevent a portion of 911 calls from being heard by the operator. After learning of the defect, we instructed our retail locations to temporarily cease selling the handsets, notified our customers of the matter and directed them to bring their handsets into our retail locations to receive correcting software. If one or more Cricket customers were harmed by a defective product provided to us by a manufacturer and subsequently sold in connection with our services, our ability to add and maintain customers for Cricket service could be materially adversely affected by negative public reactions.

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

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products we purchase. However, some suppliers, including software suppliers, are the exclusive sources of their specific products. In addition, we are currently utilizing one supplier for the wireless devices used by customers to access our mobile broadband service. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

We cannot assure you that our pending, or any future, patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, that any existing or future patents will be enforceable, or that the rights granted under any patent that may issue will provide competitive advantages to us. For example, see “Part II — Item 1. Legal Proceedings” of this report for a description of our patent litigation with MetroPCS and other affiliated entities. We intend to vigorously defend against the matters brought by the MetroPCS entities. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable. If the MetroPCS entities were to prevail in any of these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part II — Item 1. Legal Proceedings” of this report for a description of certain patent infringement lawsuits that have been brought against us.

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

If Call Volume or Wireless Broadband Usage Exceeds Our Expectations, Our Costs of Providing Service Could Increase, Which Could Have a Material Adverse Effect on Our Competitive Position.

Cricket customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. In September 2007, we introduced our first unlimited mobile broadband offering, Cricket Wireless Internet Service, into select markets. As of June 30, 2008, our Cricket Wireless Internet Service was available to approximately 23 million covered POPs, and we expect to further expand the availability of this product offering to cover approximately 60 million POPs by the end of 2008. If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of our voice or mobile broadband services to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity or quality.

We May Be Unable to Acquire Additional Spectrum in the Future at a Reasonable Cost or on a Timely Basis.

Because we offer unlimited calling services for a fixed fee, our customers’ average minutes of use per month is substantially above U.S. averages. In addition, early customer usage of our recently-introduced Cricket Wireless Internet Service has been significant. We intend to meet demand for our wireless services by utilizing spectrally efficient technologies. Despite our recent spectrum purchases, there may come a point where we need to acquire additional spectrum in order to maintain an acceptable grade of service or provide new services to meet increasing customer demands. We also intend to acquire additional spectrum in order to enter new strategic markets. However, we cannot assure you that we will be able to acquire additional spectrum at auction or in the after-market at a reasonable cost or that additional spectrum would be made available by the FCC on a timely basis. If such additional spectrum is not available to us when required or at a reasonable cost, our results of operations could be adversely affected.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of June 30, 2008, the carrying value of our wireless licenses and those of Denali License and LCW License was approximately $1.9 billion. During the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.0 million, $7.9 million and $12.0 million, respectively.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, during the past two years, the FCC auctioned additional spectrum in the 1700 MHz to 2100 MHz band in Auction #66 and the 700 MHz band in Auction #73, and has announced that it intends to auction additional spectrum in the 2.5 GHz band. If the market value of wireless licenses were to decline significantly, the value of our wireless licenses could be subject to non-cash impairment charges.

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

Risks Related to Ownership of Our Common Stock

Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment.

The trading prices of the securities of telecommunications companies have been highly volatile. Accordingly, the trading price of Leap common stock has been, and is likely to be, subject to wide fluctuations. Factors affecting the trading price of Leap common stock may include, among other things:

•	variations in our operating results or those of our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	entry of new competitors into our markets;

•	significant developments with respect to our intellectual property, securities or related litigation;

•	the announcements and bidding of auctions for new spectrum;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow Leap common stock;

•	any default under our Credit Agreement or any of the indentures governing our senior notes and convertible senior notes because of a covenant breach or otherwise; and

•	market conditions in our industry and the economy as a whole.

We May Elect To Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise additional capital to finance strategic activities that we may pursue at a significant level in addition to our current business expansion efforts, which could consist of debt and/or equity financing from the public and/or private capital markets. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap’s common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of August 1, 2008, 69,209,326 shares of Leap’s common stock were issued and outstanding, and 6,930,674 additional shares of Leap common stock were reserved for issuance, including 5,621,897 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 708,777 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

Leap has also reserved up to 4,761,000 shares of its common stock for issuance upon conversion of its $250 million in aggregate principal amount of convertible senior notes due 2014. Holders may convert their notes into shares of Leap common stock at any time on or prior to the third scheduled trading day prior to the maturity date of the notes, July 15, 2014. If, at the time of conversion, the applicable stock price of Leap’s common stock is less than or equal to approximately $93.21 per share, the notes will be convertible into 10.7290 shares of Leap common stock per $1,000 principal amount of the notes (referred to as the “base conversion rate”), subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the applicable stock price of Leap’s common stock exceeds approximately $93.21 per share, the conversion rate will be determined pursuant to a formula based on the base conversion rate and an incremental share factor of 8.3150 shares per $1,000 principal amount of the notes, subject to adjustment. At an applicable stock price of approximately $93.21 per share, the number of shares of common stock issuable upon full conversion of the convertible senior notes would be 2,682,250 shares. Upon the occurrence of a “make-whole fundamental change” of Leap under the indenture, under certain circumstances the maximum number of shares of common stock issuable upon full conversion of the convertible senior notes would be 4,761,000 shares.

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,460,466 shares of common stock as of August 1, 2008, for potential issuance to CSM Wireless, LLC, or CSM, on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap’s common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in our Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap’s common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our Directors and Affiliated Entities Have Substantial Influence over Our Affairs, and Our Ownership Is Highly Concentrated. Sales of a Significant Number of Shares by Large Stockholders May Adversely Affect the Market Price of Leap’s Common Stock.

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 23.0% of Leap’s common stock as of August 1, 2008. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 59.3% of Leap common stock as of August 1, 2008. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement, as amended, registers for resale 11,755,806 shares of Leap’s common stock held by entities affiliated with one of our directors, or approximately 17.0% of Leap’s outstanding common stock as of August 1, 2008. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

In addition, our Credit Agreement also prohibits the occurrence of a change of control and, under the indentures governing our senior notes and convertible senior notes, if certain “change of control” events occur, each holder of notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of senior notes, or 100% of the principal amount of convertible senior notes, plus accrued and unpaid interest. See “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2008, we completed the closing of the sale of $250 million aggregate principal amount of unsecured 4.50% unsecured convertible senior notes due 2014. The issuance of these notes generated net proceeds of $242.5 million, after the payment of $7.5 million of discount to the initial purchasers of the notes and prior to the payment of expenses relating to the offering. These notes and the shares of Leap’s common stock issuable upon conversion of the notes have not been registered under the Securities Act. These notes were issued by Leap in a private placement to institutional buyers pursuant to Rule 144A under the Securities Act pursuant to an Indenture, dated as of June 25, 2008, between Leap and Wells Fargo Bank, N.A., as trustee. The information contained in our Current Report on Form 8-K filed with the SEC on June 30, 2008 is hereby incorporated by reference in this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 29, 2008. At the meeting, the following two proposals were considered:

The first proposal was to elect five directors to hold office until the next Annual Meeting of Stockholders or until their successors have been elected and qualified, and each candidate received the following number of votes:

	For	Withheld

John D. Harkey, Jr.	52,714,883	5,705,089
S. Douglas Hutcheson	56,108,520	2,311,452
Robert V. LaPenta	52,942,028	5,477,944
Mark H. Rachesky, M.D.	50,157,897	8,262,075
Michael B. Targoff	45,564,211	12,855,761

All of the foregoing candidates were elected.

The second proposal was to ratify the selection of PricewaterhouseCoopers LLP as Leap’s independent registered public accounting firm for the fiscal year ending December 31, 2008. This proposal received the following number of votes:

For	Against	Abstentions

58,231,635	57,958	2,618

The foregoing proposal was approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Index to Exhibits:

Exhibit
Number	Description of Exhibit

4.1(1)	Indenture, dated as of June 25, 2008, between Leap Wireless International and Wells Fargo Bank, N.A., as trustee.
4.2(1)	Registration Rights Agreement, dated as of June 25, 2008, between Leap Wireless International, Inc. and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
4.3(1)	Form of 4.50% Convertible Senior Notes of Leap Wireless International, Inc. due 2014 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
4.4(2)	Indenture, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Wells Fargo Bank, N.A., as trustee.
4.5(2)	Registration Rights Agreement, dated as of June 25, 2008, between Cricket Communications, Inc., the Guarantors and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers.
4.6(2)	Form of 10% Senior Note of Cricket Communications, Inc. due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.4 hereto).
10.1*	Amendment No. 3 to Amended and Restated Credit Agreement, dated June 18, 2008, by and among Cricket Communications, Inc., Leap Wireless International, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.2*	Consent dated June 18, 2008, by Leap Wireless International, Inc. and the subsidiary guarantors party thereto.
10.3*#	Employment Offer Letter dated April 7, 2008, between Cricket Communications, Inc. and Jeffrey C. Nachbor.
10.4*#	Employment Offer Letter dated June 2, 2008, between Cricket Communications, Inc. and Walter Z. Berger.
10.5*#	Stock Option Grant Notice and Non-Qualified Stock Option Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.6*#	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, effective as of June 23, 2008, between Leap Wireless International, Inc. and Walter Z. Berger.
10.7*#	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (Revised May 2008).
10.8*#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Revised May 2008).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to Leap’s Current Report on Form 8-K, dated June 25, 2008, filed with the SEC on June 30, 2008, and incorporated herein by reference.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Leap Wireless International, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008
LEAP WIRELESS INTERNATIONAL, INC.

By:	/s/ S. Douglas Hutcheson
S. Douglas Hutcheson
Chief Executive Officer and President

Date: August 6, 2008

By:	/s/ Walter Z. Berger
Walter Z. Berger
Executive Vice President and Chief Financial Officer