Form 10-Q
period 2008-09-30
LEAP WIRELESS INTERNATIONAL INC
filed 2008-11-07
CIK 1065049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

The number of shares of registrant’s common stock outstanding on October 31, 2008 was 69,422,166.

LEAP WIRELESS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$541,804	$433,337
Short-term investments	284,511	179,233
Restricted cash, cash equivalents and short-term investments	4,870	15,550
Inventories	106,684	65,208
Other current assets	65,989	38,099

Total current assets	1,003,858	731,427
Property and equipment, net	1,661,540	1,316,657
Wireless licenses	1,836,622	1,866,353
Assets held for sale	45,569	—
Goodwill	429,968	425,782
Other intangible assets, net	31,378	46,102
Other assets	81,331	46,677

Total assets	$5,090,266	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$303,936	$225,735
Current maturities of long-term debt	12,500	10,500
Other current liabilities	178,163	114,808

Total current liabilities	494,599	351,043
Long-term debt	2,569,587	2,033,902
Deferred tax liabilities	210,949	182,835
Other long-term liabilities	93,777	90,172

Total liabilities	3,368,912	2,657,952

Minority interests	54,632	50,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 10,000,000 shares; $.0001 par value, no shares issued and outstanding	—	—
Common stock — authorized 160,000,000 shares; $.0001 par value, 69,400,816 and 68,674,435 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	7	7
Additional paid-in capital	1,840,986	1,808,689
Accumulated deficit	(168,700)	(75,699)
Accumulated other comprehensive loss	(5,571)	(8,675)

Total stockholders’ equity	1,666,722	1,724,322

Total liabilities and stockholders’ equity	$5,090,266	$4,432,998

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Service revenues	$434,523	$354,495	$1,250,595	$1,023,439
Equipment revenues	62,174	55,161	189,344	177,556

Total revenues	496,697	409,656	1,439,939	1,200,995

Operating expenses:
Cost of service (exclusive of items shown separately below)	(129,708)	(100,907)	(359,735)	(281,906)
Cost of equipment	(113,057)	(97,218)	(332,405)	(310,701)
Selling and marketing	(77,407)	(54,265)	(209,783)	(150,045)
General and administrative	(87,522)	(68,686)	(240,662)	(200,327)
Depreciation and amortization	(86,033)	(77,781)	(254,839)	(218,996)
Impairment of assets	(177)	(1,368)	(177)	(1,368)

Total operating expenses	(493,904)	(400,225)	(1,397,601)	(1,163,343)
Gain (loss) on sale or disposal of assets	(402)	(38)	559	902

Operating income	2,391	9,393	42,897	38,554
Minority interests in consolidated subsidiaries	(1,266)	182	(3,954)	2,434
Equity in net income (loss) of investee	230	(807)	(1,127)	(807)
Interest income	4,072	10,148	11,439	22,567
Interest expense	(45,352)	(33,336)	(109,110)	(86,922)
Other income (expense), net	1,161	(4,207)	(3,182)	(4,844)

Loss before income taxes	(38,764)	(18,627)	(63,037)	(29,018)
Income tax expense	(10,024)	(24,662)	(29,964)	(28,857)

Net loss	$(48,788)	$(43,289)	$(93,001)	$(57,875)

Loss per share:
Basic	$(0.72)	$(0.64)	$(1.37)	$(0.86)

Diluted	$(0.72)	$(0.64)	$(1.37)	$(0.86)

Shares used in per share calculations:
Basic	68,071	67,194	67,999	67,064

Diluted	68,071	67,194	67,999	67,064

See accompanying notes to condensed consolidated financial statements.

LEAP WIRELESS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net cash provided by operating activities	$271,269	$195,841

Investing activities:
Acquisition of business, net of cash acquired	(31,201)	—
Purchases of property and equipment	(528,333)	(345,195)
Change in prepayments for purchases of property and equipment	(4,867)	12,010
Purchases of and deposits for wireless licenses and spectrum clearing costs	(74,698)	(4,418)
Return of deposit for wireless licenses	70,000	—
Proceeds from sale of wireless licenses and operating assets	—	9,500
Purchases of investments	(446,590)	(518,916)
Sales and maturities of investments	341,239	287,066
Purchase of minority interest	—	(4,706)
Purchase of membership units	(1,033)	(17,921)
Changes in restricted cash, cash equivalents and short-term investments, net	(1,980)	317

Net cash used in investing activities	(677,463)	(582,263)

Financing activities:
Proceeds from long-term debt	535,750	370,480
Principal payments on capital lease obligations	(12,900)	—
Repayment of long-term debt	(7,750)	(6,750)
Payment of debt issuance costs	(7,507)	(5,257)
Minority interest contributions	—	4,014
Proceeds from issuance of common stock, net	7,068	7,847

Net cash provided by financing activities	514,661	370,334

Net increase (decrease) in cash and cash equivalents	108,467	(16,088)
Cash and cash equivalents at beginning of period	433,337	372,812

Cash and cash equivalents at end of period	$541,804	$356,724

Supplementary disclosure of cash flow information:
Cash paid for interest	$107,924	$89,992
Cash paid for income taxes	$1,916	$365

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

Sales incentives offered without charge to customers and volume-based incentives paid to the Company’s third-party dealers are recognized as a reduction of revenue and as a liability when the related service or equipment revenue is recognized. Customers have limited rights to return handsets and accessories based on time and/or usage, and customer returns of handsets and accessories have historically been negligible.

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

Cost of Equipment.    Cost of equipment primarily includes the cost of handsets and accessories purchased from third-party vendors and resold to the Company’s customers in connection with its services, as well as the lower of cost or market write-downs associated with excess or damaged handsets and accessories.

Selling and Marketing.    Selling and marketing expenses primarily include advertising expenses, promotional and public relations costs associated with acquiring new customers, store operating costs (such as retail associates’ salaries and rent), and salary and overhead charges associated with selling and marketing functions.

General and Administrative.    General and administrative expenses primarily include call center and other customer care program costs and salary, overhead and outside consulting costs associated with the Company’s customer care, billing, information technology, finance, human resources, accounting, legal and executive functions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, short-term U.S. Treasury securities and other securities such as prime-rated short-term commercial paper. The Company has not experienced any significant losses on its cash and cash equivalents.

Short-Term Investments

Short-term investments generally consist of highly liquid, fixed-income investments with an original maturity at the time of purchase of greater than three months. Such investments consist of commercial paper, asset-backed commercial paper and obligations of the U.S. government.

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

The following table summarizes the depreciable lives for property and equipment (in years):

Depreciable Life
Network equipment:
Switches	10
Switch power equipment	15
Cell site equipment and site improvements	7
Towers	15
Antennae	5
Computer hardware and software	3-5
Furniture, fixtures, retail and office equipment	3-7

The Company’s network construction expenditures are recorded as construction-in-progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property or equipment category. The Company capitalizes salaries and related costs of engineering and technical operations employees as components of construction-in-progress during the construction period to the extent time and expense are contributed to the construction effort. The Company also capitalizes certain telecommunications and other related costs as construction-in-progress during the construction period to the extent they are incremental and directly related to the network under construction. In addition, interest is capitalized on the carrying values of both wireless licenses and equipment during the construction period and is depreciated over an estimated useful life of ten years. During the three and nine months ended September 30, 2008, the Company capitalized interest of $12.5 million and $38.6 million, respectively, to property and equipment. During the three and nine months ended September 30, 2007, the Company capitalized interest of $11.5 million and $33.3 million, respectively, to property and equipment.

Property and equipment to be disposed of by sale is not depreciated and is carried at the lower of carrying value or fair value less costs to sell. As of September 30, 2008 and December 31, 2007, there was no property or equipment classified as assets held for sale.

Wireless Licenses

The Company and LCW Wireless operate broadband Personal Communications Services (“PCS”) and AWS networks under PCS and AWS wireless licenses granted by the FCC that are specific to a particular geographic area on spectrum that has been allocated by the FCC for such services. In addition, through its participation in Auction #66 in December 2006, Denali License acquired an AWS wireless license. Wireless licenses are initially recorded at cost and are not amortized. Although FCC licenses are issued with a stated term (ten years in the case of PCS licenses and fifteen years in the case of AWS licenses), wireless licenses are considered to be indefinite-lived intangible assets because the Company expects its subsidiaries and joint ventures to provide wireless service using the relevant licenses for the foreseeable future, PCS and AWS licenses are routinely renewed for a nominal fee and management has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of the Company’s or its consolidated joint ventures’ PCS and AWS licenses. On a quarterly basis, the Company evaluates the remaining useful life of its indefinite-lived wireless licenses to determine whether events and circumstances, such as any legal, regulatory, contractual, competitive, economic or other factors, continue to support an indefinite useful life. If a wireless license is subsequently determined to have a finite useful life, the Company tests the wireless license for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) and the wireless license would then be amortized prospectively over its estimated remaining useful life. In addition to its quarterly evaluation of the indefinite useful lives of its wireless licenses, the Company also tests its wireless licenses for impairment in accordance with SFAS 142 on an annual basis. As of September 30, 2008 and December 31, 2007, the carrying value of the Company’s and its consolidated joint ventures’ wireless licenses was $1.8 billion and $1.9 billion, respectively. Wireless licenses to be disposed of by sale are carried at the lower of carrying value or fair value less costs to sell. As of September 30, 2008, wireless licenses with a carrying value of $45.6 million were classified as assets held for sale, as more fully described in Note 7. As of December 31, 2007, there were no wireless licenses classified as assets held for sale.

Portions of the AWS spectrum that the Company and Denali License purchased in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. The Company’s and Denali License’s spectrum clearing costs are capitalized to wireless licenses as incurred. During the three and nine months ended September 30, 2008, the Company and Denali License incurred approximately $2.0 million and $4.7 million, respectively, in spectrum clearing costs. During the three and nine months ended September 30, 2007, the Company and Denali License incurred approximately $1.7 million and $2.2 million, respectively, in spectrum clearing costs.

Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements with respect to $355 million of its debt. These interest rate swap agreements effectively fix the London Interbank Offered Rate (“LIBOR”) interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The swap agreements were in a liability position as of September 30, 2008 and December 31, 2007 and had a fair value of $6.1 million and $7.2 million, respectively. The Company enters into these derivative contracts to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange with a counterparty the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.

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

As a result of the amendment to the Company’s senior secured credit agreement (“Credit Agreement”) in June 2008, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described in Note 6, the Company de-designated its existing interest rate swap agreements as cash flow hedges and discontinued its hedge accounting for these interest rate swaps during the second quarter of 2008. The loss accumulated in other comprehensive income (loss) on the date the Company discontinued its hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the three and nine months ended September 30, 2008, the Company recognized interest expense of $2.0 million and $1.3 million, respectively, related to these items.

Impairment of Indefinite-Lived Intangible Assets

The Company assesses potential impairments to its indefinite-lived intangible assets, including wireless licenses and goodwill, on an annual basis or when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The annual impairment test is conducted during the third quarter of each year.

The Company’s wireless licenses in its operating markets are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these wireless licenses as a group represents the highest and best use of the assets, and the value of the wireless licenses would not be significantly impacted by a sale of one or a portion of the wireless licenses, among other factors. The Company’s non-operating licenses are tested for impairment on an individual basis. An impairment loss is recognized when the fair value of a wireless license is less than its carrying value and is measured as the amount by which the license’s carrying value exceeds its fair value. Estimates of the fair value of the Company’s wireless licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions. Any required impairment losses are recorded as a reduction in the carrying value of the wireless license and charged to results of operations. As a result of the annual impairment test of wireless licenses, the Company recorded an impairment charge of $0.2 million during the three and nine months ended September 30, 2008 and an impairment charge of $1.0 million during the three and nine months ended September 30, 2007 to reduce the carrying values of certain non-operating wireless licenses to their estimated fair values. No impairment charges were recorded for the Company’s licenses in its operating markets as the fair value of these licenses, as a group, exceeded the carrying value.

The goodwill impairment test involves a two-step process. First, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of the impairment test of goodwill, is compared to the fair value of the Company’s net assets. The fair value of the Company’s net assets is primarily based on its market capitalization. If the fair value is determined to be less than book value, a second step is performed to measure the amount of the impairment, if any. As of September 30, 2008, the Company completed the first step of the goodwill impairment test and did not identify any indicia of impairment.

The accounting estimates for the Company’s wireless licenses and goodwill require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgment about economic factors, industry factors and technology considerations, as well as about the Company’s business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company’s indefinite-lived intangible assets.

Investments in Other Entities

The Company uses the equity method to account for investments in common stock of corporations in which it has a voting interest of between 20% and 50% or in which the Company otherwise has the ability to exercise significant influence, and in limited liability companies that maintain specific ownership accounts in which it has more than a minor but not greater than a 50% ownership interest. Under the equity method, the investment is originally recorded at cost and is adjusted to recognize the Company’s share of net earnings or losses of the investee. During the three months ended September 30, 2008, the Company’s share of its equity method investee earnings was $0.2 million. During the nine months ended September 30, 2008, the Company’s share of its equity method investee losses was $1.1 million. At each of the three and nine months ended September 30, 2007, the Company’s share of its equity method investee losses was $0.8 million.

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

Concentrations

The Company generally relies on one key vendor for billing services, one key vendor for handset logistics, one key vendor for its mobile broadband device, one key vendor for a majority of its voice and data communications transport services and a limited number of vendors for payment processing services. Loss or disruption of these services could adversely affect the Company’s business.

The Company does not have a national network, and it must pay fees to other carriers who provide the Company with roaming services. Currently, the Company has roaming agreements with several other carriers which allow its customers to roam on such carriers’ networks. If it were unable to cost-effectively provide roaming services to customers, the Company’s competitive position, financial condition, results of operations and business could be materially adversely affected.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2008 and 2007 was allocated to the condensed consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of service	$628	$535	$2,145	$1,680
Selling and marketing expenses	871	843	3,406	2,404
General and administrative expenses	6,967	5,696	19,951	17,628

Share-based compensation expense	$8,466	$7,074	$25,502	$21,712

Share-based compensation expense per share:
Basic	$0.12	$0.11	$0.38	$0.32

Diluted	$0.12	$0.11	$0.38	$0.32

Income Taxes

The computation of the Company’s annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is its annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting the Company’s ordinary income (loss). The Company’s projected ordinary income tax expense for the full year 2008, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and goodwill for income tax purposes. Because the Company’s projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate, and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), the Company has computed its provision for income taxes for the three and nine months ended September 30, 2008 and 2007 by applying the actual effective tax rate to the year-to-date income.

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

The Company must then periodically assess the likelihood that its deferred tax assets will be recovered from future taxable income, which assessment requires significant judgment. To the extent the Company believes it is more likely than not that its deferred tax assets will not be recovered, it must establish a valuation allowance. As part of this periodic assessment for the three and nine months ended September 30, 2008, the Company weighed the positive and negative factors with respect to this determination and, at this time, does not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized, except with respect to the realization of a $2.5 million Texas Margins Tax credit. The Company will continue to closely monitor the positive and negative factors to determine whether its valuation allowance should be released. Deferred tax liabilities associated with wireless licenses, tax goodwill and investments in certain joint ventures cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

At such time as the Company determines that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to January 1, 2009, the effective date for the Company’s adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides that any reduction in the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

In January 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). At the date of adoption, during 2007 and during the three and nine months ended September 30, 2008, the Company’s unrecognized income tax benefits and uncertain tax positions were not material. Interest and penalties related to uncertain tax positions are recognized by the Company as a component of income tax expense but were immaterial on the date of adoption, during 2007 and during the three and nine months ended September 30, 2008. All of the Company’s tax years from 1998 to 2007 remain open to examination by federal and state taxing authorities.

Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(48,788)	$(43,289)	$(93,001)	$(57,875)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments, net of tax	(123)	27	683	15
Unrealized losses on interest rate swaps	—	(4,809)	(1,470)	(5,873)

Comprehensive loss	$(48,911)	$(48,071)	$(93,788)	$(63,733)

Components of accumulated other comprehensive loss consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Net unrealized holding losses on investments, net of tax	$(774)	$(1,457)
Unrealized losses on interest rate swaps, net of swaplet amortization of $3,891 and $0 at September 30, 2008 and December 31, 2007, respectively	(4,797)	(7,218)

Accumulated other comprehensive loss	$(5,571)	$(8,675)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days after the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on the Company’s consolidated financial statements.

Note 3.    Supplementary Balance Sheet Information (in thousands):

	September 30, 2008	December 31, 2007
Other current assets:
Accounts receivable, net(1)	$38,168	$21,158
Prepaid expenses	27,275	16,076
Other	546	865

	$65,989	$38,099

Property and equipment, net(2):
Network equipment	$1,793,917	$1,421,648
Computer equipment and other	229,074	184,224
Construction-in-progress	476,946	341,742

	2,499,937	1,947,614
Accumulated depreciation	(838,397)	(630,957)

	$1,661,540	$1,316,657

Accounts payable and accrued liabilities:
Trade accounts payable	$173,842	$109,781
Accrued payroll and related benefits	49,163	41,048
Other accrued liabilities	80,931	74,906

	$303,936	$225,735

Other current liabilities:
Deferred service revenue(3)	$54,359	$45,387
Deferred equipment revenue(4)	16,979	14,615
Accrued sales, telecommunications, property and other taxes payable	36,415	20,903
Accrued interest	54,251	18,508
Other	16,159	15,395

	$178,163	$114,808

(1)	Accounts receivable consists primarily of amounts billed to third-party dealers for handsets and accessories and, as of September 30, 2008, included approximately $11.3 million of amounts reimbursable to the Company in connection with certain spectrum clearing activities.

(2)	As of September 30, 2008 and December 31, 2007, approximately $52.9 million and $49.5 million, respectively, of gross assets were held by the Company under capital lease arrangements. Accumulated amortization relating to these assets totaled $16.1 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively.
(3)	Deferred service revenue consists primarily of cash received from customers in advance of their service period.
(4)	Deferred equipment revenue relates to handsets and accessories sold to third-party dealers.

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

The Company incurred losses for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007; therefore, 8.8 million common share equivalents were excluded in computing diluted earnings (loss) per share for each of the three and nine months ended September 30, 2008, and 4.7 million common share equivalents were excluded in computing diluted earnings (loss) per share for each of the three and nine months ended September 30, 2007.

Note 5.    Fair Value of Financial Instruments

The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities; financial assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities; and financial assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. The lowest level input that is significant to the fair value measurement of a financial asset or liability is used to categorize that asset or liability, as determined in the judgment of management. Financial assets and liabilities presented at fair value in the Company’s condensed consolidated balance sheets are generally categorized as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company did not have Level 1 assets or liabilities as of September 30, 2008.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities as of September 30, 2008 included its cash equivalents, its short-term investments in obligations of the U.S. government, a majority of its short-term investments in commercial paper and its interest rate swaps.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company’s Level 3 asset as of September 30, 2008 comprised its short-term investment in asset-backed commercial paper.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were recorded at fair value as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, financial assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$—	$267,081	$—	$267,081
Short-term investments	—	279,411	5,100	284,511

Total	$—	$546,492	$5,100	$551,592

Liabilities:
Interest rate swaps	$—	$6,114	$—	$6,114

Total	$—	$6,114	$—	$6,114

The following table provides a summary of the changes in the fair value of the Company’s Level 3 assets (in thousands).

Beginning balance, December 31, 2007	$16,200
Total losses (realized/unrealized):
Included in earnings	$(3,763)
Included in other comprehensive loss	—
Purchases, issuances and settlements	(7,337)
Transfers in (out) of Level 3	—

Ending balance, September 30, 2008	$5,100

The realized losses included in earnings in the table above are presented in other income (expense), net in the condensed consolidated statements of operations and relate to both an investment still held by the Company and an investment no longer held by the Company as of September 30, 2008.

Cash Equivalents and Short-Term Investments

The fair value of the Company’s cash equivalents, short-term investments in obligations of the U.S. government and a majority of its short-term investments in commercial paper is determined using observable market-based inputs for similar assets, which primarily include yield curves and time to maturity factors. Such investments are therefore considered to be Level 2 items. The fair value of the Company’s investment in asset-backed commercial paper is determined using primarily unobservable inputs that cannot be corroborated by market data, which primarily include ABX and monoline indices and a valuation model that considers a liquidity factor that is subjective in nature, and therefore such investment is considered to be a Level 3 item.

Through its non-controlled consolidated subsidiary Denali, the Company holds an investment in asset-backed commercial paper for which the fair value was determined using the Level 3 inputs described above. This investment was purchased as a highly rated investment grade security. This security, which is collateralized, in part, by residential mortgages, has declined in value since December 31, 2007. As a result of declines in this remaining investment in asset-backed commercial paper and declines in an investment liquidated in the third quarter of 2008, during the nine months ended September 30, 2008, the Company recognized an other-than-temporary impairment loss of approximately $3.8 million. Future volatility and uncertainty in the financial markets could result in additional losses.

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

Long-Term Debt

The Company continues to report its long-term debt obligations at amortized cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the Company’s outstanding long-term debt is determined using quoted prices in active markets and was $2,375.2 million as of September 30, 2008. The carrying values of LCW Operations’ term loans approximate their fair values due to the floating rates of interest on such loans.

Note 6.    Long-Term Debt

Long-term debt as of September 30, 2008 and December 31, 2007 was comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Term loans under senior secured credit facilities	$918,750	$926,500
Unamortized deferred lender fees	(4,795)	(1,898)
Senior notes	1,400,000	1,100,000
Unamortized premium on $350 million senior notes due 2014	18,132	19,800
Convertible senior notes	250,000	—

	2,582,087	2,044,402
Current maturities of long-term debt	(12,500)	(10,500)

	$2,569,587	$2,033,902

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Company’s Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of September 30, 2008, the outstanding indebtedness under the term loan was $879.8 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

In June 2008, the Company amended the Credit Agreement, among other things, to:

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

At September 30, 2008, the effective interest rate on the term loan was 7.7%, including the effect of interest rate swaps, as more fully described in Note 2. The terms of the Credit Agreement require the Company to enter into interest rate swap agreements in a sufficient amount so that at least 50% of the Company’s outstanding indebtedness for borrowed money bears interest at a fixed rate. The Company was in compliance with this requirement as of September 30, 2008.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of September 30, 2008, the revolving credit facility was undrawn; however, approximately $4.1 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 8. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on the Company’s consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of September 30, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, the Company is subject to certain limitations, including limitations on its ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, the Company will be required to pay down the facilities under certain circumstances if it issues debt, sells assets or property, receives certain extraordinary receipts or generates excess cash flow (as defined in the Credit Agreement). The Company is also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows the Company to invest up to $85 million in LCW Wireless and its subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows the Company to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. The Company was in compliance with these covenants as of September 30, 2008.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At September 30, 2008, the effective interest rate on the term loans was 7.5%, and the outstanding indebtedness was $39.0 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations) and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of September 30, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium the Company received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with the delay in the exchange of the notes, as more fully described below.

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

In connection with the private placement of the $350 million of additional senior notes, the Company entered into a registration rights agreement with the initial purchasers of the notes in which the Company agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. The Company was required to use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement was not filed or declared effective or the exchange offer was not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and would increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults were cured, but in no event would the penalty rate exceed 1.50% per annum. There were no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contained no limit on the maximum potential amount of penalty interest that could be paid in the event the Company did not meet these requirements. Due to the Company’s restatement of its historical consolidated financial results during the fourth quarter of 2007, the Company was unable to file the registration statement within 150 days after issuance of the notes. The Company filed the registration statement on March 28, 2008, which was declared effective on May 19, 2008, and consummated the exchange offer on June 20, 2008. Due to the delay in filing the registration statement and having it declared effective, the Company paid approximately $1.3 million of additional interest on May 1, 2008 and paid approximately $0.3 million of the remaining additional interest on November 3, 2008.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’ general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the

Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months ending July 15, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months ending July 15, 2015, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Note 7.    Significant Acquisitions and Dispositions

In April 2008, the Company completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC (“Hargray Wireless”), for $31.2 million, including acquisition-related costs of $0.6 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million potential customers and operated a wireless business in Georgia and South Carolina, which complements the Company’s existing market in Charleston, South Carolina. In April 2008, Hargray Wireless became a guarantor under the Credit Agreement and the indenture governing Cricket’s senior notes due 2014. Hargray Wireless is also a guarantor under the indenture governing Cricket’s senior notes due 2015. In October 2008, the Company launched Cricket service in Hargray Wireless’ Georgia and South Carolina markets.

The Company has not presented pro forma financial information reflecting the effects of the business combination because such effects are not material. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Value
Total purchase price	$31,201
Finite-lived intangible assets acquired	$7,347
Indefinite-lived intangible assets acquired	10,042
Goodwill	4,186
Other net assets acquired (excluding cash acquired)	9,626

Total net assets acquired	$31,201

The purchase price exceeds the fair market value of the net identifiable tangible and intangible assets acquired due to the Company’s expectation of strategic and financial benefits associated with a larger customer base and expanded network coverage area.

Finite-lived intangible assets include amounts recognized for the fair value of customer relationships. The customer relationships are amortized on an accelerated basis over a useful life of up to four years. Indefinite-lived intangible assets include amounts recognized for the fair value of a wireless license. Consistent with the Company’s policy regarding the useful lives of its wireless licenses, the wireless license acquired has an indefinite useful life.

In addition, in May 2008, the Company completed its exchange of certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of the Company’s existing PCS licenses in Tennessee, Georgia and Arkansas was exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged was approximately $8.1 million, and the Company recognized a non-monetary gain of approximately $1.3 million upon the closing of the transaction.

As more fully described in Note 8, on September 26, 2008, the Company and MetroPCS Communications, Inc. (“MetroPCS”) agreed to exchange certain wireless spectrum. Under the spectrum exchange agreement, the Company would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The carrying values of the wireless licenses to be transferred to MetroPCS under the spectrum exchange agreement of $45.6 million have been classified in assets held for sale in the condensed consolidated balance sheet as of September 30, 2008.

Note 8.    Commitments and Contingencies

Patent Litigation

MetroPCS

On June 14, 2006, the Company sued MetroPCS in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 entitled “Method for Providing Wireless Communication Services and Network and System for Delivering Same.” The Company’s complaint sought damages and an injunction against continued infringement. On August 3, 2006, MetroPCS, together with certain related entities (referred to, collectively with MetroPCS, as the “MetroPCS entities”), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including the Company’s chief executive officer, S. Douglas Hutcheson. MetroPCS later amended its complaint to allege claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information allegedly provided by MetroPCS to such employees, including prior to their employment by Leap, and asked the court to award attorneys fees and damages (including punitive damages), impose an injunction enjoining the Company from participating in any auctions or sales of wireless spectrum, impose a constructive trust on the Company’s business and assets for the benefit of the MetroPCS entities, transfer the Company’s business and assets to MetroPCS, and declare that the MetroPCS entities had not infringed U.S. Patent No. 6,813,497 and that such patent was invalid. MetroPCS’s claims alleged that the Company and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities.

On September 22, 2006, Royal Street Communications, LLC (“Royal Street”), an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that the Company’s U.S. Patent No. 6,813,497 (the same patent that was the subject of the Company’s infringement action against MetroPCS) was invalid and was not being infringed by Royal Street or its PCS systems. Upon the Company’s request, the court transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street and the Royal Street matter was consolidated with the MetroPCS case.

On August 17, 2006, the Company was served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which named Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In their amended complaint, the plaintiffs alleged statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, sought preliminary and permanent injunction, and asked the court to award damages (including punitive damages), attorneys fees, and restitution.

On September 26, 2008, the Company, the MetroPCS entities and Royal Street settled these matters and all pending litigation between the parties and their respective affiliates was dismissed. In connection with the settlement, the companies entered into a cross-license agreement for intellectual property related to the litigation and for certain other intellectual property that is now or in the future held or applied for by either company. The parties also entered into an agreement to exchange wireless spectrum and a roaming agreement. Under the spectrum exchange agreement, the Company would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other markets in Washington and Oregon, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other markets in northern Texas. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The roaming agreement, which has an initial term of ten years, covers the companies’ existing and future operating markets and will enable the wireless subscribers of each company to receive wireless services in the other company’s operating markets. The Company may seek to enter into other mutually beneficial cost-saving arrangements with MetroPCS.

Freedom Wireless

On December 10, 2007, the Company was sued by Freedom Wireless, Inc. (“Freedom Wireless”), in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that the Company’s Cricket unlimited voice service, in addition to its Jump® Mobile and Cricket by Week™ services, infringes claims under the patents at issue. The court issued a claim construction ruling on October 17, 2008, but has not issued a ruling with respect to a supplemental claim construction motion that the Company previously filed on July 17, 2008. Trial on this matter is currently scheduled to begin on January 5, 2009, and the Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the plaintiff were to prevail in this matter, the Company could be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Electronic Data Systems

On February 4, 2008, the Company and certain other wireless carriers were sued by Electronic Data Systems Corporation (“EDS”) in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by the Company of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. The Company filed an answer to the complaint on March 28, 2008 and intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, the Company and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC (“EMSAT”) and Location Based Services LLC (“LBS”) in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management Decisions.” EMSAT and LBS allege that the Company’s sale, offer for sale, use, and/or inducement to use mobile E911 services infringes one or more claims of these patents. While not directed at the Company, the complaint further alleges that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringes one or more claims of these patents. The complaint seeks damages (including pre- and post-judgment interest), costs, and attorney’s fees, but does not request injunctive relief. The Company intends to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

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

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit and a hearing on the arbitration has been scheduled to begin on November 10, 2008.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with the Company. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of its current and former directors and officers, and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the state derivative lawsuit filed an amended complaint. Leap and the individual defendants filed demurrers to the state action and motions to dismiss the federal action. On August 22, 2008, before those motions and demurrers were fully briefed or heard, the state action was stayed pending resolution of the federal action. On September 12, 2008, the plaintiff in the federal action filed an amended complaint which included certain claims and allegations that previously had been made in the state action. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and proxy violations based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS, and claims based on sales of Leap common stock by certain of the defendants prior to the restatement announcement. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap, as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. On October 27, 2008, Leap and the individual defendants filed motions to dismiss the amended federal derivative complaint. Due to the complex nature of the legal and factual issues involved, the outcome of these matters is not presently determinable.

The Company and certain of its current and former officers and directors and its independent registered public accounting firm, PricewaterhouseCoopers LLP, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Several securities class action lawsuits initially filed between November 2007 and February 2008 have either been voluntarily dismissed or consolidated in the remaining action. The court-appointed lead plaintiff filed a consolidated complaint on July 7, 2008 purportedly on behalf of investors who purchased Leap common stock between August 3, 2006 and November 9, 2007. The consolidated complaint alleges that the defendants violated

Section 10(b) of the Exchange Act and Rule 10b-5, and further alleges that the individual defendants violated Section 20(a) of the Exchange Act. The consolidated complaint also alleges the Company made false and misleading statements about its internal controls, business and financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and statements made in Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. Defendants filed motions to dismiss the consolidated complaint on August 28, 2008. The Company intends to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

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

Spectrum Clearing Obligations

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. To facilitate the clearing of this spectrum, the FCC adopted a transition and cost-sharing plan whereby incumbent non-governmental users may be reimbursed for costs they incur in relocating from the spectrum by AWS licensees benefiting from the relocation. In addition, this plan requires the AWS licensees and the applicable incumbent non-governmental user to negotiate for a period of two or three years (depending on the type of incumbent user and whether the user is a commercial or non-commercial licensee), triggered from the time that an AWS licensee notifies the incumbent user that it desires the incumbent to relocate. If no agreement is reached during this period of time, the FCC rules provide that an AWS licensee may force the incumbent non-governmental user to relocate at the licensee’s expense. The FCC rules also provide that a portion of the proceeds raised in Auction #66 will be used to reimburse the costs of governmental users relocating from the AWS spectrum. However, some such users may delay relocation for an extended and undetermined period of time. The Company is continuing to evaluate its spectrum clearing obligations, and the potential costs that may be incurred could be material.

FCC Hurricane Katrina Order

The FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. In 2007, the FCC released an order implementing certain recommendations of an independent panel reviewing the impact of Hurricane Katrina on communications networks, which requires wireless carriers to provide emergency back-up power sources for their equipment and facilities, including 24 hours of emergency power for mobile switch offices and up to eight hours for cell site locations. The order was expected to become effective sometime in 2008. However, on February 28, 2008, the United States Court of Appeals for the District of Columbia Circuit stayed the effective date of the order pending resolution of a petition for review of the FCC’s rules. On July 8, 2008, the court declared the case not ripe for review and held the matter in abeyance, pending further review by the U.S. Office of Management and Budget of certain information collection requirements under the order. In order for the Company to comply with the requirements of the order, it would likely need to purchase additional equipment, obtain additional state and local permits, authorizations and approvals and incur additional operating expenses. The Company is currently evaluating its compliance with this order should it become effective, and the potential costs that may be incurred to achieve compliance could be material.

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

Outstanding Letters of Credit and Surety Bonds

As of September 30, 2008 and December 31, 2007, the Company had approximately $9.4 million and $4.6 million, respectively, of letters of credit outstanding, which were collateralized by restricted cash, related to contractual commitments under certain of its administrative facility leases and surety bond programs and its workers’ compensation insurance program. As of September 30, 2008 and December 31, 2007, approximately $4.1 million and $2.0 million, respectively, of these letters of credit were issued pursuant to the Credit Agreement and were considered as usage for purposes of determining availability under the revolving credit facility.

As of September 30, 2008 and December 31, 2007, the Company had approximately $4.7 million and $2.1 million, respectively, of surety bonds outstanding to guarantee the Company’s performance with respect to certain of its contractual obligations.

Losses Resulting from Hurricane Ike

In September 2008, Hurricane Ike made landfall in the U.S. causing major damage to homes, civil infrastructure and commercial properties. Among the states most affected by Hurricane Ike was Texas, specifically, the cities of Galveston and Houston. Although mostly concentrated in Texas, the effects of Hurricane Ike were felt throughout the southeastern and midwestern regions of the U.S. The Company restored service in markets affected by the hurricane in September 2008. As a result of damage from the hurricane, the Company has written off equipment with a net book value of $0.2 million and has incurred additional operating costs during the three months ended September 30, 2008. These losses have been reflected as operating expenses in the condensed consolidated statements of operations for the three months ended September 30, 2008. The Company expects to incur additional equipment write-offs and operating expenses; however, the Company does not expect them to be material. In addition, the Company is considering pursuing insurance claims for losses it has incurred.

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

Condensed consolidating financial information of the Guarantor Parent Company, the Issuing Subsidiary, the Guarantor Subsidiaries, non-Guarantor Subsidiaries and total consolidated Leap and subsidiaries as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 is presented below. The equity method of accounting is used to account for ownership interests in subsidiaries, where applicable.

Condensed Consolidating Balance Sheet as of September 30, 2008 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$80	$496,718	$252	$44,754	$—	$541,804
Short-term investments	—	279,411	—	5,100	—	284,511
Restricted cash, cash equivalents and short-term investments	1,607	3,223	—	40	—	4,870
Inventories	—	105,445	509	730	—	106,684
Other current assets	133	61,833	1,767	2,256	—	65,989

Total current assets	1,820	946,630	2,528	52,880	—	1,003,858
Property and equipment, net	5	1,453,883	14,253	199,635	(6,236)	1,661,540
Investments in and advances to affiliates and consolidated subsidiaries	1,916,249	1,983,643	132,072	5,743	(4,037,707)	—
Wireless licenses	—	18,533	1,489,376	328,713	—	1,836,622
Assets held for sale	—	—	45,569	—	—	45,569
Goodwill	—	425,781	4,187	—	—	429,968
Other intangible assets, net	—	25,988	5,390	—	—	31,378
Other assets	8,355	70,660	—	2,316	—	81,331

Total assets	$1,926,429	$4,925,118	$1,693,375	$589,287	$(4,043,943)	$5,090,266

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$41	$271,421	$—	$32,474	$—	$303,936
Current maturities of long-term debt	—	9,000	—	3,500	—	12,500
Intercompany payables	8,826	386,782	22,479	22,542	(440,629)	—
Other current liabilities	840	171,329	1,285	4,709	—	178,163

Total current liabilities	9,707	838,532	23,764	63,225	(440,629)	494,599
Long-term debt	250,000	2,284,087	—	448,509	(413,009)	2,569,587
Deferred tax liabilities	—	22,255	188,694	—	—	210,949
Other long-term liabilities	—	88,641	859	4,277	—	93,777

Total liabilities	259,707	3,233,515	213,317	516,011	(853,638)	3,368,912
Minority interests	—	24,321	—	—	30,311	54,632
Membership units subject to repurchase	—	—	—	40,817	(40,817)	—
Stockholders’ equity	1,666,722	1,667,282	1,480,058	32,459	(3,179,799)	1,666,722

Total liabilities and stockholders’ equity	$1,926,429	$4,925,118	$1,693,375	$589,287	$(4,043,943)	$5,090,266

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Assets
Cash and cash equivalents	$62	$399,153	$—	$34,122	$—	$433,337
Short-term investments	—	163,258	—	15,975	—	179,233
Restricted cash, cash equivalents and short-term investments	7,671	7,504	—	375	—	15,550
Inventories	—	64,583	—	625	—	65,208
Other current assets	102	37,201	—	796	—	38,099

Total current assets	7,835	671,699	—	51,893	—	731,427
Property and equipment, net	30	1,254,856	—	66,901	(5,130)	1,316,657
Investments in and advances to affiliates and consolidated subsidiaries	1,728,602	1,903,009	173,922	5,325	(3,810,858)	—
Wireless licenses	—	18,533	1,519,638	328,182	—	1,866,353
Goodwill	—	425,782	—	—	—	425,782
Other intangible assets, net	—	45,948	—	154	—	46,102
Other assets	41	44,464		2,172	—	46,677

Total assets	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$6,459	$210,707	$7	$8,562	$—	$225,735
Current maturities of long-term debt		9,000	—	1,500	—	10,500
Intercompany payables	5,727	179,248	726	2,986	(188,687)	—
Other current liabilities	—	112,626	—	2,182	—	114,808

Total current liabilities	12,186	511,581	733	15,230	(188,687)	351,043
Long-term debt	—	1,995,402	—	311,052	(272,552)	2,033,902
Deferred tax liabilities	—	19,606	163,229	—	—	182,835
Other long-term liabilities	—	88,570	—	1,602	—	90,172

Total liabilities	12,186	2,615,159	163,962	327,884	(461,239)	2,657,952
Minority interests	—	20,530	—	—	30,194	50,724
Membership units subject to repurchase	—	—	—	37,879	(37,879)	—
Stockholders’ equity	1,724,322	1,728,602	1,529,598	88,864	(3,347,064)	1,724,322

Total liabilities and stockholders’ equity	$1,736,508	$4,364,291	$1,693,560	$454,627	$(3,815,988)	$4,432,998

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2008 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$416,782	$4,853	$12,907	$(19)	$434,523
Equipment revenues	—	60,852	228	1,094	—	62,174
Other revenues	—	—	18,444	—	(18,444)	—

Total revenues	—	477,634	23,525	14,001	(18,463)	496,697

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(134,241)	(2,888)	(10,941)	18,362	(129,708)
Cost of equipment	—	(109,239)	(1,240)	(2,578)	—	(113,057)
Selling and marketing	—	(69,540)	(594)	(7,273)	—	(77,407)
General and administrative	(1,105)	(78,485)	(856)	(7,177)	101	(87,522)
Depreciation and amortization	(5)	(81,506)	(2,292)	(2,230)	—	(86,033)
Impairment of assets	—	—	(177)	—	—	(177)

Total operating expenses	(1,110)	(473,011)	(8,047)	(30,199)	18,463	(493,904)
Loss on sale or disposal of assets	—	(402)	—	—	—	(402)

Operating income (loss)	(1,110)	4,221	15,478	(16,198)	—	2,391
Minority interests in consolidated subsidiaries	—	(1,064)	—	—	(202)	(1,266)
Equity in net loss of consolidated subsidiaries	(50,663)	(17,112)	—	—	67,775	—
Equity in net income of investee	—	230	—	—	—	230
Interest income	6,067	16,020	—	876	(18,891)	4,072
Interest expense	(3,082)	(51,488)	(1)	(7,844)	17,063	(45,352)
Other income, net	—	1,161	—	—	—	1,161

Income (loss) before income taxes	(48,788)	(48,032)	15,477	(23,166)	65,745	(38,764)
Income tax expense	—	(2,633)	(7,391)	—	—	(10,024)

Net income (loss)	$(48,788)	$(50,665)	$8,086	$(23,166)	$65,745	$(48,788)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2008 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$1,203,015	$10,157	$37,461	$(38)	$1,250,595
Equipment revenues	—	185,749	400	3,195	—	189,344
Other revenues	—	—	53,376	—	(53,376)	—

Total revenues	—	1,388,764	63,933	40,656	(53,414)	1,439,939

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(382,170)	(5,767)	(24,904)	53,106	(359,735)
Cost of equipment	—	(322,429)	(2,286)	(7,690)	—	(332,405)
Selling and marketing	—	(194,871)	(960)	(13,952)	—	(209,783)
General and administrative	(3,926)	(218,192)	(1,930)	(16,922)	308	(240,662)
Depreciation and amortization	(24)	(245,181)	(3,167)	(6,467)	—	(254,839)
Impairment of assets	—	—	(177)	—	—	(177)

Total operating expenses	(3,950)	(1,362,843)	(14,287)	(69,935)	53,414	(1,397,601)
Gain (loss) on sale or disposal of assets	—	(715)	1,274	—	—	559

Operating income (loss)	(3,950)	25,206	50,920	(29,279)	—	42,897
Minority interests in consolidated subsidiaries	—	(3,790)	—	—	(164)	(3,954)
Equity in net loss of consolidated subsidiaries	(92,613)	(22,569)	—	—	115,182	—
Equity in net loss of investee	—	(1,127)	—	—	—	(1,127)
Interest income	6,483	43,788	—	2,032	(40,864)	11,439
Interest expense	(3,288)	(121,173)	(2)	(24,405)	39,758	(109,110)
Other income (expense), net	367	(3,549)	—	—	—	(3,182)

Income (loss) before income taxes	(93,001)	(83,214)	50,918	(51,652)	113,912	(63,037)
Income tax expense	—	(9,404)	(20,560)	—	—	(29,964)

Net income (loss)	$(93,001)	$(92,618)	$30,358	$(51,652)	$113,912	$(93,001)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$344,695	$—	$9,813	$(13)	$354,495
Equipment revenues	—	54,276	—	885	—	55,161
Other revenues	—	—	13,633	—	(13,633)	—

Total revenues	—	398,971	13,633	10,698	(13,646)	409,656

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(110,686)	—	(3,854)	13,633	(100,907)
Cost of equipment	—	(94,371)	—	(2,847)	—	(97,218)
Selling and marketing	—	(52,023)	—	(2,242)	—	(54,265)
General and administrative	(263)	(66,441)	(13)	(1,982)	13	(68,686)
Depreciation and amortization	(22)	(75,531)	—	(2,228)	—	(77,781)
Impairment of assets	—	(383)	(985)	—	—	(1,368)

Total operating expenses	(285)	(399,435)	(998)	(13,153)	13,646	(400,225)
Loss on sale or disposal of assets	—	(38)	—	—	—	(38)

Operating income (loss)	(285)	(502)	12,635	(2,455)	—	9,393
Minority interests in consolidated subsidiaries	—	(548)	—	—	730	182
Equity in net loss of consolidated subsidiaries	(43,014)	(2,794)	—	—	45,808	—
Equity in net loss of investee	—	(807)	—	—	—	(807)
Interest income	10	18,946	—	180	(8,988)	10,148
Interest expense	—	(33,350)	—	(8,185)	8,199	(33,336)
Other expense, net	—	(4,207)	—	—	—	(4,207)

Income (loss) before income taxes	(43,289)	(23,262)	12,635	(10,460)	45,749	(18,627)
Income tax expense	—	(19,752)	(4,910)	—	—	(24,662)

Net income (loss)	$(43,289)	$(43,014)	$7,725	$(10,460)	$45,749	$(43,289)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Revenues:
Service revenues	$—	$999,825	$—	$23,627	$(13)	$1,023,439
Equipment revenues	—	173,895	—	3,661	—	177,556
Other revenues	—	25	40,255	—	(40,280)	—

Total revenues	—	1,173,745	40,255	27,288	(40,293)	1,200,995

Operating expenses:
Cost of service (exclusive of items shown separately below)	—	(311,639)	—	(10,521)	40,254	(281,906)
Cost of equipment	—	(299,610)	—	(11,091)	—	(310,701)
Selling and marketing	(8)	(143,157)	—	(6,880)	—	(150,045)
General and administrative	(1,076)	(194,395)	(64)	(4,831)	39	(200,327)
Depreciation and amortization	(45)	(212,667)	—	(6,284)	—	(218,996)
Impairment of assets	—	(383)	(985)	—	—	(1,368)

Total operating expenses	(1,129)	(1,161,851)	(1,049)	(39,607)	40,293	(1,163,343)
Gain (loss) on sale or disposal of assets	—	(349)	1,251	—	—	902

Operating income (loss)	(1,129)	11,545	40,457	(12,319)	—	38,554
Minority interests in consolidated subsidiaries	—	(1,097)	—	—	3,531	2,434
Equity in net loss of consolidated subsidiaries	(56,776)	(10,562)	—	—	67,338	—
Equity in net loss of investee	—	(807)	—	—	—	(807)
Interest income	30	47,472	—	759	(25,694)	22,567
Interest expense	—	(85,456)	—	(25,783)	24,317	(86,922)
Other expense, net	—	(4,844)	—	—	—	(4,844)

Income (loss) before income taxes	(57,875)	(43,749)	40,457	(37,343)	69,492	(29,018)
Income tax expense	—	(13,027)	(15,830)	—	—	(28,857)

Net income (loss)	$(57,875)	$(56,776)	$24,627	$(37,343)	$69,492	$(57,875)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$999	$240,677	$9,629	$20,011	$(47)	$271,269

Investing activities:
Acquisition of business, net of cash acquired	—	(31,658)	457	—	—	(31,201)
Purchases of and changes in prepayments for property and equipment	—	(400,453)	(5,667)	(127,080)	—	(533,200)
Return of deposits for wireless licenses	—	70,000	—	—	—	70,000
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(70,000)	(4,167)	(531)	—	(74,698)
Purchases of investments	—	(446,590)	—	—	—	(446,590)
Sales and maturities of investments	—	329,939	—	11,300	—	341,239
Investments in and advances to affiliates and consolidated subsidiaries	(7,068)	—	—	—	7,068	—
Purchase of membership units	—	(1,033)	—	—	—	(1,033)
Other	68	(2,393)	—	345	—	(1,980)

Net cash used in investing activities	(7,000)	(552,188)	(9,377)	(115,966)	7,068	(677,463)

Financing activities:
Proceeds from long-term debt	242,500	535,750	—	107,634	(350,134)	535,750
Issuance of related party debt	(242,500)	(107,634)	—	—	350,134	—
Principal payments on capital lease obligations	—	(12,900)	—	—	—	(12,900)
Repayment of long-term debt	—	(6,750)	—	(1,000)	—	(7,750)
Payment of debt issuance costs	(1,049)	(6,458)	—	—	—	(7,507)
Capital contributions, net	7,068	7,068	—	—	(7,068)	7,068
Minority interest distribution	—	—	—	(47)	47	—

Net cash provided by financing activities	6,019	409,076	—	106,587	(7,021)	514,661

Net increase in cash and cash equivalents	18	97,565	252	10,632	—	108,467
Cash and cash equivalents at beginning of period	62	399,153	—	34,122	—	433,337

Cash and cash equivalents at end of period	$80	$496,718	$252	$44,754	$—	$541,804

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited and in thousands):

	Guarantor Parent Company	Issuing Subsidiary	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(979)	$209,292	$(5,515)	$(20,802)	$13,845	$195,841

Investing activities:
Purchases of and changes in prepayments for property and equipment	—	(315,962)	—	(17,223)	—	(333,185)
Purchases of and deposits for wireless licenses and spectrum clearing costs	—	(890)	(3,985)	457	—	(4,418)
Proceeds from sale of wireless licenses and operating assets	—	—	9,500	—	—	9,500
Purchases of investments	—	(518,916)	—	—	—	(518,916)
Sales and maturities of investments	—	287,066	—	—	—	287,066
Investments in and advances to affiliates and consolidated subsidiaries	(7,847)	(4,706)	—	—	7,847	(4,706)
Purchase of membership units	—	(17,921)	—	—	—	(17,921)
Other	773	(426)	—	(30)	—	317

Net cash provided by (used in) investing activities	(7,074)	(571,755)	5,515	(16,796)	7,847	(582,263)

Financing activities:
Proceeds from long-term debt	—	370,480	—	6,000	(6,000)	370,480
Issuance of related party debt	—	(6,000)	—	—	6,000	—
Repayment of long-term debt	—	(6,750)	—	—	—	(6,750)
Payment of debt issuance costs	—	(5,249)	—	(8)	—	(5,257)
Capital contributions, net	—	7,847	—	17,859	(21,692)	4,014
Proceeds from issuance of common stock, net	7,847	—	—	—	—	7,847

Net cash provided by financing activities	7,847	360,328	—	23,851	(21,692)	370,334

Net decrease in cash and cash equivalents	(206)	(2,135)	—	(13,747)	—	(16,088)
Cash and cash equivalents at beginning of period	206	329,240	—	43,366	—	372,812

Cash and cash equivalents at end of period	$—	$327,105	$—	$29,619	$—	$356,724

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

•

changes in economic conditions, including interest rates, consumer credit conditions, consumer debt levels, unemployment rates, energy costs and other macro-economic factors that could adversely affect the demand for the services we provide;

•	the impact of competitors’ initiatives;

•

our ability to successfully implement product offerings and execute effectively on our planned coverage expansion, launches of markets we acquired in the Federal Communications Commission’s, or FCC’s, auction for Advanced Wireless Services, or Auction #66, expansion of our mobile broadband product offering and other activities;

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

At September 30, 2008, Cricket service was offered in 29 states and had approximately 3.5 million customers. As of September 30, 2008, we, LCW Wireless License, LLC, or LCW License (a wholly owned subsidiary of LCW Operations), and Denali Spectrum License Sub, LLC, or Denali License Sub, (a wholly owned subsidiary of Denali License) owned wireless licenses covering an aggregate of approximately 186 million POPs (adjusted to eliminate duplication from overlapping licenses). The combined network footprint in our operating markets covered approximately 61.7 million POPs as of September 30, 2008, which includes incremental POPs attributed to ongoing footprint expansion in existing markets. The licenses we and Denali License purchased in Auction #66, together with the existing licenses we own, provide 20 MHz of coverage and the opportunity to offer enhanced data services in almost all markets in which we currently operate or are building out, assuming Denali License Sub were to make available to us certain of its spectrum.

We plan to expand our network footprint by launching our Cricket service in additional new markets and increasing and enhancing coverage in our existing markets. We and Denali License have identified up to 50 million additional POPs (as measured on a cumulative basis beginning January 2008) that we may cover with Cricket service by the end of 2010. We and Denali License expect to cover up to approximately 36 million of these additional POPs by the middle of 2009, which includes the eight million POPs covered by the markets we have already launched this year in Oklahoma City, southern Texas, Las Vegas and St. Louis. With respect to the approximately 14 million remaining additional POPs that we may cover by the end of 2010, we expect to finalize our plans with respect to the launch of these additional POPs by the middle of 2009. We currently intend to fund the costs required to build out and launch the new markets associated with these 14 million remaining additional POPs with cash generated from operations, and the pace and timing of our build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations. We also plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. In addition to these expansion plans, we estimate that we and Denali License Sub hold licenses in other markets that include up to approximately 35 million additional POPs that are suitable for Cricket service, and we and Denali License may develop some of the licenses covering these additional POPs through partnerships with others.

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

Our Cricket rate plans are based on providing unlimited wireless services to customers, and the value of unlimited wireless services is the foundation of our business. Our most popular rate plan combines unlimited local and U.S. long distance service from any Cricket service area with unlimited use of multiple calling features and messaging services. Our premium rate plans offer these same services but are bundled with specified roaming minutes in the continental U.S. or unlimited mobile web access and directory assistance. In addition, we offer basic service plans that allow customers to make unlimited calls within their Cricket service area and receive unlimited calls from any area, combined with unlimited messaging and unlimited U.S. long distance service options. We have also launched a weekly rate plan, Cricket By Week™, and a flexible payment option, BridgePay™, which give our customers greater flexibility in the use and payment of wireless service and which we believe will help us to improve customer retention. In September 2007, we introduced our first unlimited mobile broadband offering, Cricket Wireless Internet Service™, in select markets, allowing customers to access the internet through their laptops for one low, flat rate with no long-term commitments or credit checks. As of September 30, 2008, our Cricket Wireless Internet Service was available to approximately 32 million covered POPs, and we expect to expand the availability of this product offering to cover approximately 63 million POPs by the end of 2008 and approximately 88 million POPs by the middle of 2009. We expect to continue to broaden our voice and data product and service offerings in 2008 and beyond.

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors that arise from our target customer base. Based on historical results, we generally expect new sales activity to be highest in the first and fourth quarters, and customer turnover, or churn, to be highest in the third quarter and lowest in the first quarter. However, sales activity and churn can be strongly affected by the launch of new markets, promotional activity, economic conditions and competitive actions, any of which have the ability to reduce or outweigh certain seasonal effects. From time to time, we offer programs to help promote customer activity for our wireless services. For example, during the second quarter of 2008 we increased our use of a program which allowed existing customers to activate an additional line of voice service on a previously-activated Cricket handset not currently in service. Customers accepting this offer received a free month of service on the additional line of service after paying a $15 activation fee. We continued our use of this promotional program during the third quarter of 2008, and believe that this kind of program and other promotions provide important long-term benefits to us by extending the period of time over which customers use our handsets and wireless services.

We believe that our business model is scalable and can be expanded successfully into adjacent and new markets because we offer a differentiated service and an attractive value proposition to our customers at costs significantly lower than most of our competitors, and accordingly we continue to enhance our current market clusters and expand our business into new geographic markets. In addition to our current business expansion efforts, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through FCC auctions or private transactions, entering into partnerships with others to launch and operate additional markets or reduce existing operating costs, or the acquisition of other wireless communications companies or complementary businesses. We also expect to continue to look for opportunities to optimize the value of our spectrum portfolio. Because some of the licenses that we and Denali License Sub hold include large regional areas covering both rural and metropolitan communities, we and Denali License Sub may sell some of this spectrum or pursue the deployment of alternative products or services in portions of this spectrum.

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. From time to time, we may also generate additional liquidity through capital markets transactions or by selling assets that are not material to or are not required for our ongoing business operations. See “Liquidity and Capital Resources” below.

Among the most significant factors affecting our financial condition and performance from period to period are our new market expansions and growth in customers, the impacts of which are reflected in our revenues and operating expenses. Throughout 2006, 2007 and the nine months ended September 30, 2008, we and our joint ventures continued expanding existing market footprints and expanded into 29 new markets, increasing the number of potential customers covered by our networks from approximately 27.7 million covered POPs as of December 31, 2005, to approximately 48.0 million covered POPs as of December 31, 2006, to approximately 53.2 million covered POPs as of December 31, 2007 and to approximately 61.7 million covered POPs as of September 30, 2008. This network expansion, together with organic customer growth in our existing markets, has resulted in substantial additions of new customers, as our total end-of-period customers increased from 1.67 million customers as of December 31, 2005, to 2.23 million customers as of December 31, 2006, to 2.86 million customers as of December 31, 2007 and to 3.46 million customers as of September 30, 2008. In addition, our total revenues have increased from $957.8 million for fiscal 2005, to $1.17 billion for fiscal 2006, and to $1.63 billion for fiscal 2007, and from $1.20 billion for the nine months ended September 30, 2007 to $1.44 billion for the nine months ended September 30, 2008. During 2006 and 2007, we introduced several higher-priced, higher-value service plans which helped increase average revenue per user per month as a result of customer acceptance of the plans. During 2008, we have experienced slightly lower average revenue per user per month due to customer acceptance of our lower-priced rate plans, greater customer deactivations and reactivations in certain periods and the successful expansion of our mobile broadband product offering.

As our business activities have expanded, our operating expenses have also grown, including increases in cost of service reflecting the increase in customers and the broader variety of products and services provided to such customers; increased depreciation expense related to our expanded networks; and increased selling and marketing expenses and general and administrative expenses generally attributable to expansion into new markets, selling and marketing to a broader potential customer base, and expenses required to support the administration of our growing business. In particular, total operating expenses increased from $901.4 million for fiscal 2005, to $1.17 billion for fiscal 2006 and to $1.57 billion for fiscal 2007, and from $1.16 billion for the nine months ended September 30, 2007 to $1.40 billion for the nine months ended September 30, 2008. We also incurred substantial additional indebtedness to finance the costs of our business expansion and acquisitions of additional wireless licenses in 2006, 2007 and during the first nine months of 2008. As a result, our interest expense has increased from $30.1 million for fiscal 2005, to $61.3 million for fiscal 2006 and to $121.2 million for fiscal 2007, and from $86.9 million for the nine months ended September 30, 2007 to $109.1 million for the nine months ended September 30, 2008. Also, in September 2007, we changed our tax accounting method for amortizing wireless licenses, contributing substantially to our income tax expense of $37.4 million for the year ended December 31, 2007 as compared to $9.3 million for the year ended December 31, 2006, and to our income tax expense of $30.0 million for the nine months ended September 30, 2008 as compared to $28.9 million for the nine months ended September 30, 2007.

Primarily as a result of the factors described above, our net income of $30.7 million for fiscal 2005 decreased to a net loss of $24.4 million for fiscal 2006 and to a net loss of $75.9 million for fiscal 2007, and our net loss of $57.9 million for the nine months ended September 30, 2007 increased to a net loss of $93.0 million for the nine months ended September 30, 2008. We believe, however, that the significant initial costs associated with building out and launching new markets and further expanding our existing business will provide substantial future benefits as the new markets we have launched continue to develop, our existing markets mature and we continue to add subscribers and generate additional revenues.

We expect that we will continue to build out and launch new markets and pursue other expansion activities for the next several years. We intend to be disciplined as we pursue these expansion efforts and to remain focused on our position as a low-cost leader in wireless telecommunications. We expect to achieve increased revenues and incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. Any such significant capital expenditures or increased operating expenses will decrease operating income before depreciation and amortization, or OIBDA, and free cash flow for the periods in which we incur such costs. However, we are willing to incur such expenditures because we expect our expansion activities will be beneficial to our business and create additional value for our stockholders.

Results of Operations

Operating Items

The following tables summarize operating data for our consolidated operations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended September 30,
	2008	% of 2008 Service Revenues	2007	% of 2007 Service Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
Service revenues	$434,523		$354,495		$80,028	22.6%
Equipment revenues	62,174		55,161		7,013	12.7%

Total revenues	496,697		409,656		87,041	21.2%

Operating expenses:
Cost of service	129,708	29.9%	100,907	28.5%	28,801	28.5%
Cost of equipment	113,057	26.0%	97,218	27.4%	15,839	16.3%
Selling and marketing	77,407	17.8%	54,265	15.3%	23,142	42.6%
General and administrative	87,522	20.1%	68,686	19.4%	18,836	27.4%
Depreciation and amortization	86,033	19.8%	77,781	21.9%	8,252	10.6%
Impairment of assets	177	0.0%	1,368	0.4%	(1,191)	(87.1)%

Total operating expenses	493,904	113.7%	400,225	112.9%	93,679	23.4%
Loss on sale or disposal of assets	(402)	(0.1)%	(38)	0.0%	(364)	(957.9)%

Operating income	$2,391	0.6%	$9,393	2.6%	$(7,002)	(74.5)%

	Nine Months Ended September 30,
	2008	% of 2008 Service Revenues	2007	% of 2007 Service Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
Service revenues	$1,250,595		$1,023,439		$227,156	22.2%
Equipment revenues	189,344		177,556		11,788	6.6%

Total revenues	1,439,939		1,200,995		238,944	19.9%

Operating expenses:
Cost of service	359,735	28.8%	281,906	27.5%	77,829	27.6%
Cost of equipment	332,405	26.6%	310,701	30.4%	21,704	7.0%
Selling and marketing	209,783	16.8%	150,045	14.7%	59,738	39.8%
General and administrative	240,662	19.2%	200,327	19.6%	40,335	20.1%
Depreciation and amortization	254,839	20.4%	218,996	21.4%	35,843	16.4%
Impairment of assets	177	0.0%	1,368	0.1%	(1,191)	(87.1)%

Total operating expenses	1,397,601	111.8%	1,163,343	113.7%	234,258	20.1%
Gain on sale or disposal of assets	559	0.0%	902	0.1%	(343)	(38.0)%

Operating income	$42,897	3.4%	$38,554	3.8%	$4,343	11.3%

The following tables summarize customer activity for the three and nine months ended September 30, 2008 and 2007. For purposes of measuring customer activity and calculating our performance metrics, we consider each active line for our voice service or mobile broadband service to constitute a customer:

			Change
	2008	2007	Amount	Percent
For the Three Months Ended September 30:
Gross customer additions	593,619	450,954	142,665	31.6%
Net customer additions(1)	155,779	36,484	119,295	327.0%
Weighted-average number of customers	3,371,932	2,654,555	717,377	27.0%

			Change
	2008	2007	Amount	Percent
For the Nine Months Ended September 30:
Gross customer additions	1,686,143	1,478,443	207,700	14.0%
Net customer additions(1)	557,012	481,621	75,391	15.7%
Weighted average number of customers	3,163,480	2,544,872	618,608	24.3%

As of September 30:
Total customers	3,460,140	2,711,447	748,693	27.6%

(1)	Net customer additions for the three and nine months ended September 30, 2008 reflect the operations of Cricket markets and exclude customers in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008. Commencing in the fourth quarter of 2008, our net customer additions will include customers in the former Hargray Wireless markets.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Service Revenues

Service revenues increased $80.0 million, or 22.6%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. This increase resulted from a 27.0% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our mobile broadband product offering. This increase was partially offset by a 3.5% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected customer acceptance of our lower-priced rate plans, greater customer deactivations and reactivations during the quarter as compared to the corresponding period of the prior year and the successful expansion of our mobile broadband product offering.

Service revenues increased $227.2 million, or 22.2%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. This increase resulted from a 24.3% increase in average total customers due to new market launches, existing market customer growth and customer acceptance of our mobile broadband product offering. This increase was partially offset by a 1.7% decline in average monthly revenues per customer. The decline in average monthly revenues per customer reflected customer acceptance of our lower-priced rate plans, greater customer deactivations and reactivations during the quarter as compared to the corresponding period of the prior year and the successful expansion of our mobile broadband product offering.

Equipment Revenues

Equipment revenues increased $7.0 million, or 12.7%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. A 30% increase in handset sales volume was largely offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings.

Equipment revenues increased $11.8 million, or 6.6%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. A 14% increase in handset sales volume was partially offset by a reduction in the average revenue per handset sold. The reduction in the average revenue per handset sold was primarily due to the expansion of our low-cost handset offerings.

Cost of Service

Cost of service increased $28.8 million, or 28.5%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 29.9% from 28.5% in the prior year period. Network operating costs increased by 3.2% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs which were incurred in large part to support our mobile broadband product offering. This increase in network operating costs was partially offset by a 1.8% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a shift in customer usage of certain value-added services to lower-cost services that yield higher margins.

Cost of service increased $77.8 million, or 27.6%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, cost of service increased to 28.8% from 27.5% in the prior year period. Network operating costs increased by 2.3% as a percentage of service revenues primarily due to costs associated with new market launches and EvDO-related network costs which were incurred in large part to support our mobile broadband product offering. In addition, during the nine months ended September 30, 2007, we negotiated amendments to agreements that reduced our liability for the removal of equipment on certain cell sites at the end of the lease term, which resulted in a net gain of $6.1 million and lower network operating costs during that period. The increase in network operating costs in the first nine months of 2008 was partially offset by a 1.1% decrease in variable product costs as a percentage of service revenues due to an improved product cost structure and a shift in customer usage of certain value-added services to lower-cost services that yield higher margins.

Cost of Equipment

Cost of equipment increased $15.8 million, or 16.3%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. A 30% increase in handset sales volume and an increase in handset replacement-related costs were largely offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Cost of equipment increased $21.7 million, or 7.0%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. A 14% increase in handset sales volume and an increase in handset replacement-related costs were partially offset by a reduction in the average cost per handset sold, primarily due to the expansion of our low-cost handset offerings.

Selling and Marketing Expenses

Selling and marketing expenses increased $23.1 million, or 42.6%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 17.8% from 15.3% in the prior year period. This percentage increase was largely attributable to a 1.5% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution costs to support our footprint expansion in select existing markets. In addition, there was a 1.0% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the current year period and the advertising costs associated with those launches.

Selling and marketing expenses increased $59.7 million, or 39.8%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 16.8% from 14.7% in the prior year period. This percentage increase was largely attributable to a 1.2% increase in store and staffing costs as a percentage of service revenues due to the launch of new markets and incremental distribution costs to support our footprint expansion in select existing markets. In addition, there was a 0.9% increase in media and advertising costs as a percentage of service revenues reflecting a greater number of new market launches in the current year period and the advertising costs associated with those launches.

General and Administrative Expenses

General and administrative expenses increased $18.8 million, or 27.4%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses increased to 20.1% from 19.4% in the prior year period. This percentage increase was largely attributable to a 1.8% increase in employee-related costs as a percentage of service revenues primarily to support our network expansion and was partially offset by a 1.2% reduction in customer care-related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale.

General and administrative expenses increased $40.3 million, or 20.1%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. As a percentage of service revenues, such expenses decreased to 19.2% from 19.6% in the prior year period due to the increase in service revenues and consequent benefits of scale. This percentage decrease was largely attributable to a 1.5% decrease in customer care-related costs as a percentage of service revenues due to the increase in service revenues and consequent benefits of scale and was partially offset by a 0.8% increase in employee-related costs primarily to support our network expansion.

Depreciation and Amortization

Depreciation and amortization expense increased $8.3 million, or 10.6%, for the three months ended September 30, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment in connection with the build-out and launch of our new markets throughout 2007 and during the first nine months of 2008 and the improvement and expansion of our networks in existing markets. As a percentage of service revenues, depreciation and amortization decreased to 19.8% from 21.9% in the prior year period.

Depreciation and amortization expense increased $35.8 million, or 16.4%, for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. The increase in depreciation and amortization expense was due primarily to an increase in property, plant and equipment in connection with the build-out and launch of our new markets throughout 2007 and during the first nine months of 2008 and the improvement and expansion of our networks in existing markets. As a percentage of service revenues, depreciation and amortization decreased to 20.4% from 21.4% in the prior year period.

Non-Operating Items

The following tables summarize non-operating data for our consolidated operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007	Change
Minority interests in consolidated subsidiaries	$(1,266)	$182	$(1,448)
Equity in net income (loss) of investee	230	(807)	1,037
Interest income	4,072	10,148	(6,076)
Interest expense	(45,352)	(33,336)	(12,016)
Other income (expense), net	1,161	(4,207)	5,368
Income tax expense	(10,024)	(24,662)	14,638

	Nine Months Ended September 30,
	2008	2007	Change
Minority interests in consolidated subsidiaries	$(3,954)	$2,434	$(6,388)
Equity in net loss of investee	(1,127)	(807)	(320)
Interest income	11,439	22,567	(11,128)
Interest expense	(109,110)	(86,922)	(22,188)
Other expense, net	(3,182)	(4,844)	1,662
Income tax expense	(29,964)	(28,857)	(1,107)

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries primarily reflects the share of net earnings or losses allocated to the other members of certain consolidated entities, as well as accretion expense associated with certain members’ put options.

Equity in Net Income (Loss) of Investee

Equity in net income (loss) of investee reflects our share of income or losses in a regional wireless service provider, in which we previously made investments.

Interest Income

Interest income decreased $6.1 million and $11.1 million during the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods of the prior year. These decreases were primarily attributable to a change in our investment policy (and a resulting change in the mix of our investment portfolio), and a decline in interest rates from the corresponding periods of the prior year. Currently, the majority of our portfolio consists of lower-yielding Treasury bills whereas a large percentage of our portfolio previously consisted of higher-yielding corporate securities.

Interest Expense

Interest expense increased $12.0 million and $22.2 million during the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods of the prior year. The increase in interest expense resulted primarily from our issuance of $300 million of senior notes and $250 million of convertible senior notes in June 2008. We capitalized $12.5 million of interest during the three months ended September 30, 2008 compared to $11.5 million during the corresponding period of the prior year, and we capitalized $38.6 million of interest during the nine months ended September 30, 2008 compared to $33.3 million during the corresponding period of the prior year. We capitalize interest costs associated with our wireless licenses and property and equipment during the build-out of new markets. The amount of such capitalized interest depends on the carrying values of the licenses and property and equipment involved in those markets and the duration of the build-out. We expect capitalized interest to continue to be significant during the build-out of our planned new markets during the remainder of 2008 and beyond. See “— Liquidity and Capital Resources” below.

Other Income (Expense), Net

During the three months ended September 30, 2008, we recognized a $1.5 million gain upon the settlement of one of our investments in asset-backed commercial paper and also recognized an other-than-temporary impairment charge of $0.3 million on our remaining investment in asset-backed commercial paper.

During the nine months ended September 30, 2008, we recognized $3.8 million of net other-than-temporary impairment charges on our investments in asset-backed commercial paper.

Income Tax Expense

The computation of our annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from continuing operations before tax, excluding unusual or infrequently occurring (discrete) items. Significant management judgment is required in projecting our ordinary income (loss). Our projected ordinary income tax expense for the full year 2008, which excludes the effect of discrete items, consists primarily of the deferred tax effect of the amortization of wireless licenses and tax goodwill for income tax purposes. Because our projected 2008 income tax expense is a relatively fixed amount, a small change in the ordinary income (loss) projection can produce a significant variance in the effective tax rate and therefore it is difficult to make a reliable estimate of the annual effective tax rate. As a result, and in accordance with paragraph 82 of FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28,” we have calculated our provision for income taxes for the three and nine months ended September 30, 2008 and 2007 based on the actual effective tax rate by applying the actual effective tax rate to the year-to-date income.

During the three and nine months ended September 30, 2008, we recorded income tax expense of $10.0 million and $30.0 million, respectively, compared to income tax expense of $24.7 million and $28.9 million for the three and nine months ended September 30, 2007, respectively. The increase in income tax expense during the three months ended September 30, 2007 related primarily to our change in August 2007 in our tax accounting method for amortizing wireless licenses. The new method generally allows us to accelerate our tax amortization of wireless licenses, thereby increasing our net operating loss carryforwards. These net operating loss carryforwards can be used to offset future taxable income and reduce the amount of cash required to settle future tax liabilities. At the same time, the new method increases our income tax expense as a result of the deferred tax effect of accelerating wireless license amortization.

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

We record deferred tax assets and liabilities arising from differing treatments of items for tax and accounting purposes. Deferred tax assets are also established for the expected future tax benefits to be derived from net operating loss carryforwards, capital loss carryforwards and income tax credits. We then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. This assessment requires significant judgment. To the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. As part of this periodic assessment, we have weighed the positive and negative factors with respect to this determination and, at this time, we do not believe there is sufficient positive evidence and sustained operating earnings to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized, except with respect to the realization of a $2.5 million Texas Margins Tax credit. We will continue to closely monitor the positive and negative factors to determine whether our valuation allowance should be released.

At such time as we determine that it is more likely than not that all or a portion of the deferred tax assets are realizable, the valuation allowance will be reduced. Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), up to $218.5 million in future decreases in the valuation allowance established in fresh-start reporting will be accounted for as a reduction of goodwill rather than as a reduction of income tax expense if the valuation allowance decrease occurs prior to January 1, 2009, the effective date for the Company’s adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides that any reduction in the valuation allowance established in fresh-start reporting be accounted for as a reduction to income tax expense.

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

Churn, which measures customer turnover, is calculated as the net number of customers that disconnect from our service divided by the weighted-average number of customers divided by the number of months during the period being measured. Customers who do not pay their first monthly bill are deducted from our gross customer additions in the month in which they are disconnected; as a result, these customers are not included in churn. In addition, customers are generally disconnected from service approximately 30 days after failing to pay a monthly bill, and pay-in-advance customers who ask to terminate their service are disconnected when their paid service period ends. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers. Other companies may calculate this measure differently.

The following table shows metric information for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
ARPU	$42.95	$44.51
CPGA	$201	$199
CCU	$21.50	$21.24
Churn(1)	4.2%	5.2%

(1)	Churn for the three months ended September 30, 2008 reflects the operations of Cricket markets and excludes customers in the Hargray Wireless markets in South Carolina and Georgia that we acquired in April 2008. We completed the upgrade of the Hargray Wireless networks and introduced Cricket service in these markets in October 2008. Commencing in the fourth quarter of 2008, our churn metrics will include customers in the former Hargray Wireless markets.

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

CPGA — The following table reconciles total costs used in the calculation of CPGA to selling and marketing expense, which we consider to be the most directly comparable GAAP financial measure to CPGA (in thousands, except gross customer additions and CPGA):

	Three Months Ended September 30,
	2008	2007
Selling and marketing expense	$77,407	$54,265
Less share-based compensation expense included in selling and marketing expense	(871)	(843)
Plus cost of equipment	113,057	97,218
Less equipment revenue	(62,174)	(55,161)
Less net loss on equipment transactions unrelated to initial customer acquisition	(7,880)	(5,747)

Total costs used in the calculation of CPGA	$119,539	$89,732
Gross customer additions	593,619	450,954

CPGA	$201	$199

CCU — The following table reconciles total costs used in the calculation of CCU to cost of service, which we consider to be the most directly comparable GAAP financial measure to CCU (in thousands, except weighted-average number of customers and CCU):

	Three Months Ended September 30,
	2008	2007
Cost of service	$129,708	$100,907
Plus general and administrative expense	87,522	68,686
Less share-based compensation expense included in cost of service and general and administrative expense	(7,595)	(6,231)
Plus net loss on equipment transactions unrelated to initial customer acquisition	7,880	5,747

Total costs used in the calculation of CCU	$217,515	$169,109
Weighted-average number of customers	3,371,932	2,654,555

CCU	$21.50	$21.24

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing unrestricted cash, cash equivalents and short-term investments and cash generated from operations. We had a total of $826.3 million in unrestricted cash, cash equivalents and short-term investments as of September 30, 2008. We generated $271.3 million of net cash from operating activities during the nine months ended September 30, 2008, and we expect that cash from operations will continue to be a significant and increasing source of liquidity as our markets mature and our business continues to grow. In addition, we generated $514.7 million of net cash from financing activities during the nine months ended September 30, 2008, which included proceeds from our issuances of senior notes and convertible senior notes in June 2008.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, together with cash generated from operations, provide us with sufficient liquidity to meet the future operating and capital requirements for our current business operations and our current business expansion efforts. These current business expansion efforts, which are described further below, include our plans to expand our network footprint, expand and enhance network coverage and capacity in many of our existing markets and expand availability of our mobile broadband product offering.

In evaluating our liquidity and managing our financial resources, we plan to maintain what we consider to be at least a reasonable surplus of unrestricted cash, cash equivalents and short-term investments to address variations in working capital, unanticipated operating or capital requirements, and significant changes in our financial performance. In addition, if our business or financial results were to be adversely impacted by changes in general economic conditions, slower-than-anticipated growth, increased competition in our markets or other factors, we believe that we could defer or significantly reduce our investments in expansion efforts and other business expenditures, to the extent that we deemed necessary, to match our capital requirements to our available sources of liquidity. Our projections regarding future capital and operating requirements and liquidity are based upon current operating, financial and competitive information and projections regarding our business and its financial performance. There are a number of risks and uncertainties (including the risks to our business described above and others set forth in this report in Part II — Item 1A under the heading entitled “Risk Factors”) that could cause our financial and operating results and capital requirements to differ materially from our projections and that could cause our liquidity to differ materially from the assessment set forth above.

We plan to expand our network footprint by launching Cricket service in new markets and increasing and enhancing coverage in our existing markets. We and Denali License have identified up to 50 million additional POPs (as measured on a cumulative basis beginning January 2008) that we may cover with Cricket service by the end of 2010. We and Denali License expect to cover up to approximately 36 million of these additional POPs by the middle of 2009 (which includes the eight million POPs covered by the markets we have already launched this year). With respect to the approximately 14 million remaining additional POPs that we may cover by the end of 2010, we expect to finalize our plans with respect to the launch of these additional POPs by the middle of 2009. We currently intend to fund the costs required to build out and launch the new markets associated with these 14 million remaining additional POPs with cash generated from operations, and the pace and timing of our build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations. Aggregate capital expenditures for the build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest.

In addition, we plan to continue to expand and enhance our network coverage and capacity in many of our existing markets, allowing us to offer our customers an improved service area. We have substantially completed the first phase of this program, which called for us to deploy approximately 600 new cell sites in our existing markets. In the second phase of this program (which recently began), we currently plan to deploy up to an additional 600 cell sites in our existing markets by the end of 2010.

We also plan to expand the availability of our mobile broadband product offering, Cricket Wireless Internet Service. As of September 30, 2008, our Cricket Wireless Internet Service was available to approximately 32 million covered POPs, and we expect to further expand the availability of this product offering to cover approximately 63 million POPs by the end of 2008 and approximately 88 million POPs by the end of 2008.

In addition to our current business expansion efforts, we may also pursue other activities to build our business, which could include (without limitation) the acquisition of additional spectrum through FCC auctions or private transactions, entering into partnerships with others to launch and operate additional markets or reduce existing operating costs, or the acquisition of other wireless communications companies or complementary businesses. If we were to pursue any of these activities at a significant level, we would likely need to re-direct capital otherwise available for our current business operations and expansion efforts or raise additional funding.

We do not intend to pursue any of these other activities at a significant level unless we believe we have sufficient liquidity to support the operating and capital requirements for our current business operations, expansion efforts and any such other activities.

Our total outstanding indebtedness under our Credit Agreement was $879.8 million as of September 30, 2008. Outstanding term loan borrowings under our Credit Agreement must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012). The term loan under our Credit Agreement bears interest at the London Interbank Offered Rate, or LIBOR, plus 3.5% (subject to a LIBOR floor of 3.0% per annum) or the bank base rate plus 2.5%, as selected by us. The Credit Agreement also includes a $200 million revolving credit facility, which was undrawn as of September 30, 2008. In addition to our Credit Agreement, we also had $1,650 million in unsecured senior indebtedness outstanding as of September 30, 2008, which included $1,100 million of 9.375% senior notes due 2014, $250 million of 4.5% convertible senior notes due 2014 and $300 million of 10.0% senior notes due 2015.

The Credit Agreement and the indentures governing Cricket’s senior notes contain covenants that restrict the ability of Leap, Cricket and the subsidiary guarantors to take certain actions, including incurring additional indebtedness beyond specified thresholds. In addition, under certain circumstances we are required to use some or all of the proceeds we receive from incurring indebtedness beyond defined levels to pay down outstanding borrowings under our Credit Agreement. Our Credit Agreement also contains financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other activities we may pursue, our consolidated leverage ratio could restrict or prevent us from borrowing under the revolving credit facility or restrict our ability to undertake additional debt financing for one or more quarters. We do not intend, however, to pursue business expansion efforts or other activities that would prevent or restrict us from borrowing under the revolving credit facility or raising additional indebtedness unless we believe we have sufficient other sources of liquidity to support the operating and capital requirements for our current operations and business expansion efforts or other activities.

Although our significant outstanding indebtedness results in certain risks to our business that could materially affect our financial condition and performance, we believe that these risks are manageable and that we are taking appropriate actions to monitor and address them. For example, in connection with our financial planning process and capital raising activities, we seek to maintain an appropriate balance between our debt and equity capitalization and we review our business plans and forecasts, including projected trends in interest rates, to monitor our ability to service our debt and to comply with the financial and other covenants in our Credit Agreement and the indentures governing Cricket’s senior notes. In addition, as the new markets that we have launched over the past few years continue to develop and our existing markets mature, we expect that increased cash flows from such new and existing markets will ultimately result in improvements in our consolidated leverage ratio and the other ratios underlying our financial covenants, although our consolidated leverage ratio may be adversely affected in the interim as described above. Our $1,650 million of senior notes and convertible senior notes bear interest at a fixed rate and we have entered into interest rate swap agreements covering $355 million of outstanding debt under our term loan, which help to mitigate our exposure to interest rate fluctuations. Due to the fixed rate on our senior notes and convertible senior notes and our interest rate swaps, approximately 78.2% of our total indebtedness accrues interest at a fixed rate. In light of the actions described above, our expected cash flows from operations, and our ability to defer or reduce our investments in business expansion efforts or other activities as necessary to match our capital requirements to our available liquidity, management believes that it has the ability to effectively manage our levels of indebtedness and address the risks to our business and financial condition related to our indebtedness.

Cash Flows

Operating Activities

Net cash provided by operating activities was $271.3 million during the nine months ended September 30, 2008 compared to $195.8 million during the nine months ended September 30, 2007. This increase was primarily attributable to increased operating income and changes in working capital.

Investing Activities

Net cash used in investing activities was $677.5 million during the nine months ended September 30, 2008, which included the effects of the following transactions:

•

During the nine months ended September 30, 2008, we purchased Hargray Communications Group’s wireless subsidiary, Hargray Wireless, LLC, or Hargray Wireless, for $31.2 million, including acquisition-related costs of $0.6 million.

•	During the nine months ended September 30, 2008, we made investment purchases of $446.6 million, offset by sales or maturities of investments of $341.2 million.

•

During the nine months ended September 30, 2008, we and our consolidated joint ventures purchased $528.3 million of property and equipment for the build-out of our new markets and the expansion and improvement of our existing markets.

•	During the nine months ended September 30, 2008, we deposited $70.0 million with the FCC in connection with our participation in Auction #73, all of which was returned to us in April 2008.

Financing Activities

Net cash provided by financing activities was $514.7 million during the nine months ended September 30, 2008, which included the effects of the following transactions:

•

During the nine months ended September 30, 2008, we issued $300 million of unsecured senior notes, which resulted in net proceeds of $293.3 million, and $250 million of convertible senior notes, which resulted in net proceeds of $242.5 million. These note issuances were offset by payments of $6.8 million on our $895.5 million senior secured term loan and a payment of $1.0 million on LCW Operations’ $40 million senior secured term loans. These note issuances were further offset by the payment of $7.5 million in debt issuance costs.

•	During the nine months ended September 30, 2008, we made payments of $12.9 million on our capital lease obligations.

•	During the nine months ended September 30, 2008, we issued common stock upon the exercise of stock options held by our employees, resulting in aggregate net proceeds of $7.1 million.

Senior Secured Credit Facilities

Cricket Communications

The senior secured credit facility under the Credit Agreement consists of a six-year $895.5 million term loan and a $200 million revolving credit facility. As of September 30, 2008, the outstanding indebtedness under the term loan was $879.8 million. Outstanding borrowings under the term loan must be repaid in 22 quarterly payments of $2.25 million each (which commenced on March 31, 2007) followed by four quarterly payments of $211.5 million (which commence on September 30, 2012).

In June 2008, we amended the Credit Agreement, among other things, to:

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

At September 30, 2008, the effective interest rate on the term loan was 7.7%, including the effect of interest rate swaps. The terms of the Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our outstanding indebtedness for borrowed money bears interest at a fixed rate. We were in compliance with this requirement as of September 30, 2008. We have entered into interest rate swap agreements with respect to $355 million of our debt. These interest rate swap agreements effectively fix the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and $100 million of indebtedness at 8.0% through September 2010. The fair value of the swap agreements as of September 30, 2008 and December 31, 2007 were liabilities of $6.1 million and $7.2 million, respectively, which were recorded in other liabilities in the condensed consolidated balance sheets.

Outstanding borrowings under the revolving credit facility, to the extent that there are any borrowings, are due in June 2011. As of September 30, 2008, the revolving credit facility was undrawn; however, approximately

$4.1 million of letters of credit were issued under the Credit Agreement and were considered as usage of the revolving credit facility, as more fully described in Note 8 to our condensed consolidated financial statements in “Part I — Item 1. Financial Statements” included in this report. The commitment of the lenders under the revolving credit facility may be reduced in the event mandatory prepayments are required under the Credit Agreement. The commitment fee on the revolving credit facility is payable quarterly at a rate of between 0.25% and 0.50% per annum, depending on our consolidated senior secured leverage ratio, and the rate is currently 0.25%. As of June 30, 2008, borrowings under the revolving credit facility would have accrued interest at LIBOR plus 3.25% (subject to the LIBOR floor of 3.0% per annum), or the bank base rate plus 2.25%, as selected by Cricket.

The facilities under the Credit Agreement are guaranteed by Leap and all of its direct and indirect domestic subsidiaries (other than Cricket, which is the primary obligor, and LCW Wireless and Denali and their respective subsidiaries) and are secured by substantially all of the present and future personal property and real property owned by Leap, Cricket and such direct and indirect domestic subsidiaries. Under the Credit Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, we will be required to pay down the facilities under certain circumstances if we issue debt, sell assets or property, receive certain extraordinary receipts or generate excess cash flow (as defined in the Credit Agreement). We are also subject to a financial covenant with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to investments in the Denali joint venture, the Credit Agreement allows us to invest up to $85 million in LCW Wireless and our subsidiaries and up to $150 million, plus an amount equal to an available cash flow basket, in other joint ventures, and allows us to provide limited guarantees for the benefit of Denali, LCW Wireless and other joint ventures. We were in compliance with these covenants as of September 30, 2008.

Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other activities we may pursue, our consolidated leverage ratio could restrict or prevent us from borrowing under the revolving credit facility or restrict our ability to undertake additional debt financing for one or more quarters. We do not intend, however, to pursue business expansion efforts or other activities that would prevent or restrict us from borrowing under the revolving credit facility or raising additional indebtedness unless we believe we have sufficient other sources of liquidity to support the operating and capital requirements for our current operations and business expansion efforts or other activities.

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

LCW Operations

LCW Operations has a senior secured credit agreement consisting of two term loans for $40 million in the aggregate. The loans bear interest at LIBOR plus the applicable margin ranging from 2.7% to 6.3%. At September 30, 2008, the effective interest rate on the term loans was 7.5%, and the outstanding indebtedness was $39.0 million. LCW Operations has entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings through October 2011. The obligations under the loans are guaranteed by LCW Wireless and LCW Wireless License, LLC (a wholly owned subsidiary of LCW Operations), and are non-recourse to Leap, Cricket and their other subsidiaries. Outstanding borrowings under the term loans must be repaid in varying quarterly installments, which commenced in June 2008, with an aggregate final payment of $24.5 million due in June 2011. Under the senior secured credit agreement, LCW Operations and the guarantors are subject to certain limitations, including limitations on their ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; pay dividends; and make certain other restricted payments. In addition, LCW Operations will be required to pay down the facilities under certain circumstances if it or the guarantors issue debt, sell assets or generate excess cash flow. The senior secured credit agreement requires that LCW Operations and the guarantors comply with financial covenants related to EBITDA, gross additions of subscribers, minimum cash and cash equivalents and maximum capital expenditures, among other things. LCW Operations was in compliance with these covenants as of September 30, 2008.

Senior Notes

Senior Notes Due 2014

In 2006, Cricket issued $750 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers, which were exchanged in 2007 for identical notes that had been registered with the SEC. In June 2007, Cricket issued an additional $350 million of 9.375% unsecured senior notes due 2014 in a private placement to institutional buyers at an issue price of 106% of the principal amount, which were exchanged in June 2008 for identical notes that had been registered with the SEC. These notes are all treated as a single class and have identical terms. The $21 million premium we received in connection with the issuance of the second tranche of notes has been recorded in long-term debt in the condensed consolidated financial statements and is being amortized as a reduction to interest expense over the term of the notes. At September 30, 2008, the effective interest rate on the $350 million of senior notes was 8.7%, which includes the effect of the premium amortization and excludes the effect of the additional interest that has been accrued in connection with the delay in the exchange of the notes, as more fully described below.

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

In connection with the private placement of the $350 million of additional senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We were required to use reasonable best efforts to file such registration statement within 150 days after the issuance of the notes, have the registration statement declared effective within 270 days after the issuance of the notes and then consummate any exchange offer within 30 business days after the effective date of the registration statement. In the event that the registration statement was not filed or declared effective or the exchange offer was not consummated within these deadlines, the agreement provided that additional interest would accrue on the principal amount of the notes at a rate of 0.50% per annum during the 90-day period immediately following the first to occur of these events and would increase by 0.50% per annum at the end of each subsequent 90-day period until all such defaults were cured, but in no event would the penalty rate exceed 1.50% per annum. There were no other alternative settlement methods and, other than the 1.50% per annum maximum penalty rate, the agreement contained no limit on the maximum potential amount of penalty interest that could be paid in the event we did not meet these requirements. Due to the restatement of our historical consolidated financial results during the fourth quarter of 2007, we were unable to file the registration statement within 150 days after issuance of the notes. We filed the registration statement on March 28, 2008, which was declared effective on May 19, 2008, and consummated the exchange offer on June 20, 2008. Due to the delay in filing the registration statement and having it declared effective, we paid approximately $1.3 million of additional interest on May 1, 2008 and paid approximately $0.3 million of the remaining additional interest on November 3, 2008.

Convertible Senior Notes Due 2014

In June 2008, Leap issued $250 million of unsecured convertible senior notes due 2014 in a private placement to institutional buyers. The notes bear interest at the rate of 4.50% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are Leap’s general unsecured obligations and rank equally in right of payment with all of Leap’s existing and future senior unsecured indebtedness and senior in right of payment to all indebtedness that is contractually subordinated to the notes. The notes are structurally subordinated to the existing and future claims of Leap’s subsidiaries’ creditors, including under the Credit Agreement and the senior notes described above and below. The notes are effectively junior to all of Leap’s existing and future secured obligations, including under the Credit Agreement, to the extent of the value of the assets securing such obligations.

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

In connection with the private placement of the convertible senior notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed, under certain circumstances, to use commercially reasonable efforts to cause a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes to be declared effective by the SEC and to pay additional interest if such registration obligations are not performed. In the event that we do not comply with the registration requirements, the agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following a registration default and will increase to 0.50% per annum beginning on the 91 st day of the registration default until all such defaults have been cured. There are no other alternative settlement methods and, other than the 0.50% per annum maximum penalty rate, the agreement contains no limit on the maximum potential amount of penalty interest that could be paid in the event we do not meet these requirements. However, our obligation to file, have declared effective or maintain the effectiveness of a shelf registration statement (and pay additional interest) is suspended to the extent and during the periods that the notes are eligible to be transferred without registration under the Securities Act of 1933, as amended, or the Securities Act, by a person who is not an affiliate of ours (and has not been an affiliate for the 90 days preceding such transfer) pursuant to Rule 144 under the Securities Act without any volume or manner of sale restrictions. We did not issue any of the convertible senior notes to any of our affiliates. As a result, we currently expect that prior to the time by which we would be required to file and have declared effective a shelf registration statement covering the resale of the convertible senior notes that the notes will be eligible to be transferred without registration pursuant to Rule 144 without any volume or manner of sale restrictions. Accordingly, we do not believe that the payment of additional interest is probable and, therefore, no related liability has been recorded in the condensed consolidated financial statements.

Senior Notes Due 2015

In June 2008, Cricket issued $300 million of 10.0% unsecured senior notes due 2015 in a private placement to institutional buyers. The notes bear interest at the rate of 10.0% per year, payable semi-annually in cash in arrears commencing in January 2009. The notes are guaranteed on an unsecured senior basis by Leap and each of its existing and future domestic subsidiaries (other than Cricket, which is the issuer of the notes, and LCW Wireless and Denali and their respective subsidiaries) that guarantee indebtedness for money borrowed of Leap, Cricket or any subsidiary guarantor. The notes and the guarantees are Leap’s, Cricket’s and the guarantors’

general senior unsecured obligations and rank equally in right of payment with all of Leap’s, Cricket’s and the guarantors’ existing and future unsubordinated unsecured indebtedness. The notes and the guarantees are effectively junior to Leap’s, Cricket’s and the guarantors’ existing and future secured obligations, including those under the Credit Agreement, to the extent of the value of the assets securing such obligations, as well as to future liabilities of Leap’s and Cricket’s subsidiaries that are not guarantors, and of LCW Wireless and Denali and their respective subsidiaries. In addition, the notes and the guarantees are senior in right of payment to any of Leap’s, Cricket’s and the guarantors’ future subordinated indebtedness.

Prior to July 15, 2011, Cricket may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110.0% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to July 15, 2012, Cricket may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of (i) 1.0% of the principal amount of such notes and (ii) the excess of (a) the present value at such date of redemption of (1) the redemption price of such notes at July 15, 2012 plus (2) all remaining required interest payments due on such notes through July 15, 2012 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of such notes. The notes may be redeemed, in whole or in part, at any time on or after July 15, 2012, at a redemption price of 105.0% and 102.5% of the principal amount thereof if redeemed during the twelve months ending July 15, 2013 and 2014, respectively, or at 100% of the principal amount if redeemed during the twelve months ending July 15, 2015, plus accrued and unpaid interest, if any, thereon to the redemption date.

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

Fair Value of Financial Instruments

As more fully described in Notes 2 and 5 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, during the first quarter of 2008 with respect to our financial assets and liabilities. SFAS 157 defines fair value as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial assets and liabilities rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency or market for the asset or liability and the complexity of the asset or liability.

We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157. Financial assets and liabilities that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1 assets and liabilities, financial assets and liabilities that use observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2 assets and liabilities and financial assets and liabilities that use unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3 assets and liabilities. Such Level 3 assets and liabilities have values determined using pricing models for which the determination of fair value requires judgment and estimation. As of September 30, 2008, $5.1 million of our financial assets required fair value to be measured using Level 3 inputs.

Generally, our results of operations are not significantly impacted by our assets and liabilities accounted for at fair value due to the nature of each asset and liability. However, through our non-controlled consolidated subsidiary Denali, we hold an investment in asset-backed commercial paper, which was purchased as a highly rated investment grade security. This security, which is collateralized, in part, by residential mortgages, has declined in value since December 31, 2007. As a result of declines in this remaining investment in asset-backed commercial paper and declines in an investment liquidated in the third quarter of 2008, during the nine months ended September 30, 2008, we recognized an other-than-temporary impairment loss of approximately $3.8 million. Future volatility and uncertainty in the financial markets could result in additional losses and difficulty in monetizing our remaining investment.

As a result of the amendment to our Credit Agreement, which among other things introduced a LIBOR floor of 3.0% per annum, as more fully described above, we de-designated our existing interest rate swap agreements as cash flow hedges and discontinued our hedge accounting for these interest rate swaps during the second quarter of 2008. The loss accumulated in other comprehensive income (loss) on the date we discontinued hedge accounting is amortized to interest expense, using the swaplet method, over the remaining term of the respective interest rate swap agreements. In addition, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. During the three and nine months ended September 30, 2008, we recognized interest expense of $2.0 million and $1.3 million, respectively, related to these items. We continue to report our long-term debt obligations at amortized cost and disclose the fair value of such obligations. There was no transition adjustment as a result of our adoption of SFAS 157 given our historical practice of measuring and reporting our short-term investments and interest rate swaps at fair value.

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

Capital Expenditures and Other Asset Acquisitions and Dispositions

Capital Expenditures

As part of our current business expansion efforts, we and Denali License have identified up to 50 million additional POPs (as measured on a cumulative basis beginning January 2008) that we may cover with Cricket service by the end of 2010. We and Denali License expect to cover up to approximately 36 million of these additional POPs by the middle of 2009 and expect to finalize our plans with respect to the launch of the approximately 14 million remaining additional POPs by the middle of 2009. Aggregate capital expenditures for the build-out of new markets through their first full year of operation after commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest. Ongoing capital expenditures to support the growth and development of our markets after their first year of commercial operation are expected to be in the mid-teens as a percentage of annual service revenue, excluding costs of any significant expansion in our existing markets.

During the nine months ended September 30, 2008, we and our consolidated joint ventures made approximately $528.3 million in capital expenditures. These capital expenditures were primarily for: (i) the build-out of new markets, including related capitalized interest, (ii) expansion and improvement of our and their existing wireless networks, and (iii) the deployment of EvDO technology.

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

We and Denali License have identified up to 50 million additional POPs (as measured on a cumulative basis beginning January 2008) that we may cover with Cricket service by the end of 2010. We and Denali License expect to cover up to approximately 36 million of these additional POPs by the middle of 2009, which includes the eight million POPs covered by the markets we have already launched this year in Oklahoma City, southern Texas, Las Vegas and St. Louis. With respect to the approximately 14 million remaining additional POPs that we may cover by the end of 2010, we expect to finalize our plans with respect to the launch of these additional POPs by the middle of 2009. We currently intend to fund the costs required to build out and launch the new markets associated with these 14 million remaining additional POPs with cash generated from operations, and the pace and timing of our build-out and launch activities will depend upon the performance of our business and the amount of cash generated by our operations. The licenses we and Denali License purchased in Auction #66, together with the licenses we currently own, provide 20 MHz coverage and the opportunity to offer enhanced data services in almost all markets that we currently operate or are building out, assuming Denali License Sub were to make available to us certain of its spectrum.

Other Acquisitions and Dispositions

In April 2008, we completed the purchase of Hargray Communications Group’s wireless subsidiary, Hargray Wireless, for $31.2 million, including acquisition-related costs of $0.6 million. Hargray Wireless owns a 15 MHz wireless license covering approximately 0.8 million POPs and operated a wireless business in Georgia and South Carolina, which complements our existing market in Charleston, South Carolina. In April 2008, Hargray Wireless became a guarantor under the Credit Agreement and the indenture governing Cricket’s senior notes due 2014. Hargray Wireless is also a guarantor under the indenture governing Cricket’s senior notes due 2015. In October 2008, we launched Cricket service in Hargray Wireless’ Georgia and South Carolina markets.

In addition, in May 2008, we completed our exchange of certain disaggregated spectrum with Sprint Nextel. An aggregate of 20 MHz of disaggregated spectrum under certain of our existing PCS licenses in Tennessee, Georgia and Arkansas was exchanged for an aggregate of 30 MHz of disaggregated and partitioned spectrum in New Jersey and Mississippi owned by Sprint Nextel. The fair value of the assets exchanged was approximately $8.1 million and we recognized a nonmonetary gain of approximately $1.3 million upon the closing of the transaction.

As more fully described in Note 7 to our condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this report, on September 26, 2008, we and MetroPCS Communications, Inc., or MetroPCS, agreed to exchange certain wireless spectrum. Under the spectrum exchange agreement, we would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other Washington and Oregon markets, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other northern Texas markets. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The carrying values of the wireless licenses to be transferred to MetroPCS under the spectrum exchange agreement of $45.6 million have been classified in assets held for sale in the condensed consolidated balance sheet as of September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162, which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, or GAAP. SFAS 162 emphasizes that an organization’s management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt SFAS 162 within 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have an impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.    The terms of our Credit Agreement require us to enter into interest rate swap agreements in a sufficient amount so that at least 50% of our total outstanding indebtedness for borrowed money bears interest at a fixed rate. As of September 30, 2008, approximately 78.2% of our indebtedness for borrowed money accrued interest at a fixed rate. The fixed rate debt consisted of $1,100 million of senior notes due 2014 which bear interest at a fixed rate of 9.375% per year, $250 million of convertible senior notes due 2014 which bear interest at a fixed rate of 4.50% per year and $300 million of senior notes due 2015 which bear interest at a fixed rate of 10.0% per year. In addition, $355 million of the $879.8 million in outstanding floating rate debt under our Credit Agreement as of September 30, 2008 was covered by interest rate swap agreements. As of September 30, 2008, we had interest rate swap agreements with respect to $355 million of our debt which effectively fixed the LIBOR interest rate on $150 million of indebtedness at 8.3% and $105 million of indebtedness at 7.3% through June 2009 and which effectively fixed the LIBOR interest rate on $100 million of additional indebtedness at 8.0% through September 2010. In addition to the outstanding floating rate debt under our Credit Agreement, LCW Operations had $39.0 million in outstanding floating rate debt as of September 30, 2008, consisting of two term loans. In 2007, LCW Operations entered into an interest rate cap agreement which effectively caps the three month LIBOR interest rate at 7.0% on $20 million of its outstanding borrowings.

As of September 30, 2008, net of the effect of these interest rate swap agreements, our outstanding floating rate indebtedness totaled approximately $563.8 million. The primary base interest rate is three month LIBOR plus an applicable margin (subject to the LIBOR floor of 3.0% per annum). Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income, or increase pre-tax loss, and cash flow, net of the effect of the interest rate swap agreements, by approximately $5.6 million.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that the material weakness that existed in our internal control over financial reporting as of December 31, 2007 existed as of September 30, 2008. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

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

•

We are designing and implementing automated enhancements to our billing and revenue systems to reduce the need for manual processes and estimates and thereby streamline the processes for ensuring revenue is recorded only when payment is received and services are provided.

•	We are further improving our user acceptance testing related to system changes by ensuring the user acceptance testing encompasses a complete population of scenarios of possible customer activity.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.    Controls and Procedures.

Not applicable.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008. There have been no material developments in the status of those legal proceedings during the nine months ended September 30, 2008, except as described below.

Patent Litigation

MetroPCS

On June 14, 2006, we sued MetroPCS Communications, Inc., or MetroPCS, in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of U.S. Patent No. 6,813,497 entitled “Method for Providing Wireless Communication Services and Network and System for Delivering Same.” Our complaint sought damages and an injunction against continued infringement. On August 3, 2006, MetroPCS, together with certain related entities (referred to, collectively with MetroPCS, as the MetroPCS entities), counterclaimed against Leap, Cricket, numerous Cricket subsidiaries, Denali License, and current and former employees of Leap and Cricket, including our CEO, S. Douglas Hutcheson. MetroPCS later amended its complaint to allege claims for breach of contract, misappropriation, conversion and disclosure of trade secrets, fraud, misappropriation of confidential information and breach of confidential relationship, relating to information allegedly provided by MetroPCS to such employees, including prior to their employment by Leap, and asked the court to award attorneys fees and damages (including punitive damages), impose an injunction enjoining us from participating in any auctions or sales of wireless spectrum, impose a constructive trust on our business and assets for the benefit of the MetroPCS entities, transfer our business and assets to MetroPCS, and declare that the MetroPCS entities had not infringed U.S. Patent No. 6,813,497 and that such patent was invalid. MetroPCS’s claims alleged that we and the other counterclaim defendants improperly obtained, used and disclosed trade secrets and confidential information of the MetroPCS entities and breached confidentiality agreements with the MetroPCS entities.

On September 22, 2006, Royal Street Communications, LLC, or Royal Street, an entity affiliated with MetroPCS, filed an action in the United States District Court for the Middle District of Florida, Tampa Division, seeking a declaratory judgment that our U.S. Patent No. 6,813,497 (the same patent that was the subject of our infringement action against MetroPCS) was invalid and was not being infringed by Royal Street or its PCS systems. Upon our request, the court transferred the Royal Street case to the United States District Court for the Eastern District of Texas due to the affiliation between MetroPCS and Royal Street and the Royal Street matter was consolidated with the MetroPCS case.

On August 17, 2006, we were served with a complaint filed by certain MetroPCS entities, along with another affiliate, MetroPCS California, LLC, in the Superior Court of the State of California, which named Leap, Cricket, certain of its subsidiaries, and certain current and former employees of Leap and Cricket, including Mr. Hutcheson, as defendants. In their amended complaint, the plaintiffs alleged statutory unfair competition, statutory misappropriation of trade secrets, breach of contract, intentional interference with contract, and intentional interference with prospective economic advantage, sought preliminary and permanent injunction, and asked the court to award damages (including punitive damages), attorneys fees, and restitution.

On September 26, 2008, we, the MetroPCS entities and Royal Street settled these matters and all pending litigation between the parties and their respective affiliates was dismissed. In connection with the settlement, the companies entered into a cross-license agreement for intellectual property related to the litigation and for certain other intellectual property that is now or in the future held or applied for by either company. The parties also entered into an agreement to exchange wireless spectrum and a roaming agreement. Under the spectrum exchange agreement, we would acquire an additional 10 MHz of spectrum in San Diego, Fresno, Seattle and certain other markets in Washington and Oregon, and MetroPCS would acquire an additional 10 MHz of spectrum in Dallas-Ft. Worth, Shreveport-Bossier City, Lakeland-Winter Haven, Florida and certain other markets in northern Texas. Completion of the spectrum exchange is subject to customary closing conditions, including the consent of the FCC. The roaming agreement, which has an initial term of ten years, covers the companies’ existing and future operating markets and will enable the wireless subscribers of each company to receive wireless services in the other company’s operating markets. We may seek to enter into other mutually beneficial cost-saving arrangements with MetroPCS.

Freedom Wireless

On December 10, 2007, we were sued by Freedom Wireless, Inc., or Freedom Wireless, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 5,722,067 entitled “Security Cellular Telecommunications System,” U.S. Patent No. 6,157,823 entitled “Security Cellular Telecommunications System,” and U.S. Patent No. 6,236,851 entitled “Prepaid Security Cellular Telecommunications System.” Freedom Wireless alleges that its patents claim a novel cellular system that enables subscribers of prepaid services to both place and receive cellular calls without dialing access codes or using modified telephones. The complaint seeks unspecified monetary damages, increased damages under 35 U.S.C. § 284 together with interest, costs and attorneys’ fees, and an injunction. On September 3, 2008, Freedom Wireless amended its infringement contentions to assert that our Cricket unlimited voice service, in addition to our Jump® Mobile and Cricket by Week services, infringes claims under the patents at issue. The court issued a claim construction ruling on October 17, 2008, but has not issued a ruling with respect to a supplemental claim construction motion that we previously filed on July 17, 2008. Trial on this matter is currently scheduled to begin on January 5, 2009, and we intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable. If the plaintiff were to prevail in this matter, we could be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, financial condition and results of operations.

Electronic Data Systems

On February 4, 2008, we and certain other wireless carriers were sued by Electronic Data Systems Corporation, or EDS, in the United States District Court for the Eastern District of Texas, Marshall Division, for alleged infringement of U.S. Patent No. 7,156,300 entitled “System and Method for Dispensing a Receipt Reflecting Prepaid Phone Services” and U.S. Patent No. 7,255,268 entitled “System for Purchase of Prepaid Telephone Services.” EDS alleges that the sale and marketing by us of prepaid wireless cellular telephone services infringes these patents, and the complaint seeks an injunction against further infringement, damages (including enhanced damages) and attorneys’ fees. We filed an answer to the complaint on March 28, 2008 and intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

EMSAT Advanced Geo-Location Technology

On October 7, 2008, we and certain other wireless carriers were sued by EMSAT Advanced Geo-Location Technology, LLC, or EMSAT, and Location Based Services LLC, or LBS, in the United States District Court for the Eastern District of Texas, Marshall Division for alleged infringement of U.S. Patent Nos. 5,946,611, 6,847,822, and 7,289,763 entitled “Cellular Telephone System that Uses Position of a Mobile Unit to Make Call Management Decisions.” EMSAT and LBS allege that our sale, offer for sale, use, and/or inducement to use mobile E911 services infringes one or more claims of these patents. While not directed at us, the complaint further alleges that the other defendants’ sale, offer for sale, use, and/or inducement to use commercial location-based services also infringes one or more claims of these patents. The complaint seeks damages (including pre- and post-judgment interest), costs, and attorney’s fees, but does not request injunctive relief. We intend to vigorously defend against this matter. Due to the complex nature of the legal and factual issues involved, however, the outcome of this lawsuit is not presently determinable.

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

In a related action to the action described above, in June 2003, AWG filed a lawsuit in the Circuit Court of the First Judicial District of Hinds County, Mississippi, referred to herein as the AWG Lawsuit, against the same individual defendants named in the Whittington Lawsuit. The complaint generally sets forth the same claims made by the plaintiffs in the Whittington Lawsuit. In its complaint, plaintiff seeks rescission and/or damages according to proof at trial of not less than the aggregate amount paid for the Leap stock (alleged in the complaint to have a value of approximately $57.8 million in June 2001 at the closing of the license sale transaction), plus interest, punitive or exemplary damages in the amount of not less than three times compensatory damages, and costs and expenses. Defendants filed a motion to compel arbitration or, in the alternative, to dismiss the AWG Lawsuit, making arguments similar to those made in their motion to dismiss the Whittington Lawsuit. AWG has since agreed to arbitrate this lawsuit and a hearing on the arbitration has been scheduled to begin on November 10, 2008.

Although Leap is not a defendant in either the Whittington or AWG Lawsuits, several of the defendants have indemnification agreements with us. Management believes that the defendants’ liability, if any, from the AWG and Whittington Lawsuits and any further indemnity claims of the defendants against Leap is not presently determinable.

Securities Litigation

Two shareholder derivative lawsuits were filed in the California Superior Court for the County of San Diego in November 2007 and January 2008 purporting to assert claims on behalf of Leap against certain of its current and former directors and officers, and naming Leap as a nominal defendant. In February 2008, the plaintiff in one of these lawsuits voluntarily dismissed his action and filed a derivative complaint in the United States District Court for the Southern District of California. On April 21, 2008, the plaintiff in the state derivative lawsuit filed an amended complaint. Leap and the individual defendants filed demurrers to the state action and motions to dismiss the federal action. On August 22, 2008, before those motions and demurrers were fully briefed or heard, the state action was stayed pending resolution of the federal action. On September 12, 2008, the plaintiff in the federal action filed an amended complaint which included certain claims and allegations that previously had been made in the state action. The complaints in the federal and state derivative actions assert various claims, including alleged breaches of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and proxy violations based on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements, claims alleging breach of fiduciary duty based on the September 2007 unsolicited merger proposal from MetroPCS, and claims based on sales of Leap common stock by certain of the defendants prior to the restatement announcement. The derivative complaints seek judicial determination that the claims may be asserted derivatively on behalf of Leap, as well as unspecified damages, equitable and/or injunctive relief, imposition of a constructive trust, disgorgement, and attorney’s fees and costs. On October 27, 2008, Leap and the individual defendants filed motions to dismiss the amended federal derivative complaint. Due to the complex nature of the legal and factual issues involved, the outcome of these matters is not presently determinable.

We and certain of our current and former officers and directors and our independent registered public accounting firm, PricewaterhouseCoopers LLP, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Southern District of California. Several securities class action lawsuits initially filed between November 2007 and February 2008 have either been voluntarily dismissed or consolidated in the remaining action. The court-appointed lead plaintiff filed a consolidated complaint on July 7, 2008 purportedly on behalf of investors who purchased Leap common stock between August 3, 2006 and November 9, 2007. The consolidated complaint alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and further alleges that the individual defendants violated Section 20(a) of the Exchange Act. The consolidated complaint also alleges we made false and misleading statements about our internal controls, business and financial results. The claims are based primarily on Leap’s November 9, 2007 announcement that it would restate certain of its financial statements and statements made in Leap’s August 7, 2007 second quarter 2007 earnings release. The class action lawsuit seeks, among other relief, a determination that the alleged claims may be asserted on a class-wide basis and unspecified damages and attorney’s fees and costs. Defendants filed motions to dismiss the consolidated complaint on August 28, 2008. We intend to vigorously defend against these lawsuits. Due to the complex nature of the legal and factual issues involved, however, the outcome of these matters is not presently determinable.

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

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, as amended and supplemented by the Risk Factors described under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 12, 2008 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 filed with the SEC on August 7, 2008, other than changes to:

•

the Risk Factor below entitled “General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All),” which has been updated to reflect changes in the U.S. economy;

•

the Risk Factor below entitled “Recent Disruptions in the Financial Markets Could Affect Our Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All), and Have Other Adverse Effects On Us,” which has been updated to reflect changes in the U.S. economy;

•

the Risk Factor below entitled “We Rely Heavily on Third Parties to Provide Specialized Products or Services; a Failure by Such Parties to Provide the Agreed Upon Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition,” which has been updated to address certain vendor concentration risks; and

•

the Risk Factor below entitled “Our Stock Price May Be Volatile, and You May Lose All or Some of Your Investment,” which has been updated to reflect changes in the U.S. economy and their resultant impact on the trading price of Leap common stock.

Risks Related to Our Business and Industry

We Have Experienced Net Losses, and We May Not Be Profitable in the Future.

We experienced net losses of $48.8 million and $93.0 million for the three and nine months ended September 30, 2008, $75.9 million for the year ended December 31, 2007 and $24.4 million for the year ended December 31, 2006. We may not generate profits in the future on a consistent basis, or at all. Our strategic objectives depend, in part, on our ability to build out and launch networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66, and we will experience higher operating expenses as we build out and after we launch our service in these new markets. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

General Economic Conditions May Adversely Affect Our Business, Financial Performance or Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All).

Our business and financial performance are sensitive to changes in general economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, unemployment rates, energy costs and other factors. General economic conditions in the U.S. have recently worsened significantly due to the effects of the subprime lending crisis and its impacts on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence and other macro-economic factors. Our business and financial performance could be materially adversely affected in a number of ways by these changes in general economic conditions. Because we do not require customers to sign fixed-term contracts or pass a credit check, our service is available to a broader customer base than that served by many other wireless providers. As a result, during general economic downturns, including periods of higher fuel prices and unemployment rates, we may have greater difficulty in gaining new customers within this base for our services and some of our existing customers may be more likely to terminate service due to an inability to pay than the average industry customer. In addition, worsening economic conditions and continued tightening of the credit markets may adversely impact our vendors, suppliers and third-party dealers who could experience cash flow or liquidity problems, which could adversely impact our ability to distribute, market or sell our products and services. We also maintain investments in commercial paper and other short-term investments. Volatility and uncertainty in the financial markets could result in losses or difficulty in monetizing investments in the future. As a result, sustained or worsening general economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, general economic conditions have significantly affected the ability of many companies to raise additional funding in the capital markets. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and resulting in the general unavailability of many forms of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness in the future on favorable terms (or at all). These general economic conditions have also adversely affected the trading prices of equity securities of many U.S. companies, including Leap, and could significantly limit our ability to raise additional capital through the issuance of common stock, preferred stock or other equity securities. If we require additional capital to fund any activities we elect to pursue in addition to our current business expansion efforts and were unable to obtain such capital on terms that we found acceptable or at all, we would likely reduce our investments in such activities or re-direct capital otherwise available for our business expansion efforts. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, results of operations and financial condition.

If We Experience Low Rates of Customer Acquisition or High Rates of Customer Turnover, Our Ability to Become Profitable Will Decrease.

Our rates of customer acquisition and turnover are affected by a number of competitive factors, in addition to the macro-economic factors described above, including the size of our calling areas, network performance and reliability issues, our handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care quality, phone number portability and higher deactivation rates among less-tenured customers we gained as a result of our new market launches. We have also experienced an increasing trend of current customers upgrading their handset by buying a new phone, activating a new line of service, and letting their existing service lapse, which trend has resulted in a higher churn rate as these customers are counted as having disconnected service but have actually been retained. Although we have implemented programs to attract new customers and address customer turnover, these programs may not be successful. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Have Made Significant Investment, and Will Continue to Invest, in Joint Ventures That We Do Not Control.

We own a 73.3% non-controlling interest in LCW Wireless, which was awarded a wireless license for the Portland, Oregon market in Auction #58 and to which we contributed, among other things, two wireless licenses in Eugene and Salem, Oregon and related operating assets. We also own an 82.5% non-controlling interest in Denali, an entity which participated in Auction #66. LCW Wireless and Denali License acquired their wireless licenses as “very small business” designated entities under FCC regulations. Our participation in these joint ventures is structured as a non-controlling interest in order to comply with FCC rules and regulations. We have agreements with our joint venture partners in LCW Wireless and Denali, and we plan to have similar agreements in connection with any future designated entity joint venture arrangements we may enter into, which are intended to allow us to actively participate to a limited extent in the development of the business through the joint venture. However, these agreements do not provide us with control over the business strategy, financial goals, build-out plans or other operational aspects of any such joint venture. The FCC’s rules restrict our ability to acquire controlling interests in such entities during the period that such entities must maintain their eligibility as a designated entity, as defined by the FCC. The entities or persons that control the joint ventures may have interests and goals that are inconsistent or different from ours which could result in the joint venture taking actions that negatively impact our business or financial condition. In addition, if any of the other members of a joint venture files for bankruptcy or otherwise fails to perform its obligations or does not manage the joint venture effectively, we may lose our equity investment in, and any present or future opportunity to acquire the assets (including wireless licenses) of, such entity.

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

Some of our competitors offer rate plans substantially similar to Cricket’s service plans or products that customers may perceive to be similar to Cricket’s service plans in markets in which we offer wireless service. For example, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless each offer flat-rate unlimited service offerings, and Sprint Nextel offers a less expensive flat-rate unlimited service offering under its Boost Unlimited brand, which is very similar to the Cricket service. These service offerings may present additional strong competition in our markets. The competitive pressures of the wireless telecommunications market have also caused other carriers to offer service plans with unlimited service offerings or large bundles of minutes of use at low prices, which are competing with the predictable and unlimited Cricket calling plans. Some competitors also offer prepaid wireless plans that are being advertised heavily to demographic segments in our current markets and in markets in which we may expand that are strongly represented in Cricket’s customer base. For example, T-Mobile has introduced a FlexPay plan which permits customers to pay in advance for its post-pay plans and avoid overage charges, and an internet-based service upgrade which permits wireless customers to make unlimited local and long-distance calls from their home phone in place of a traditional landline phone service. These competitive offerings could adversely affect our ability to maintain our pricing and increase or maintain our market penetration and may have a material adverse effect on our financial results.

We may also face additional competition from new entrants in the wireless marketplace, many of whom may have significantly more resources than we do. The FCC is pursuing policies designed to increase the number of wireless licenses and spectrum available for the provision of wireless voice and data services in each of our markets. For example, the FCC has adopted rules that allow the partitioning, disaggregation or leasing of PCS and other wireless licenses, and continues to allocate and auction additional spectrum that can be used for wireless services, which may increase the number of our competitors. The FCC has also in recent years allowed satellite operators to use portions of their spectrum for ancillary terrestrial use, and also permitted the offering of broadband services over power lines. In addition, the auction and licensing of new spectrum may result in new competitors and/or allow existing competitors to acquire additional spectrum, which could allow them to offer services that we may not technologically or cost effectively be able to offer with the licenses we hold or to which we have access.

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

As a result of these events, we became subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. In particular, two shareholder derivative actions are currently pending, and we are party to a consolidated securities class action lawsuit. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. We have incurred and may incur substantial additional defense costs with respect to these claims, regardless of their outcome. Likewise, these claims might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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

As described in “Part I — Item 4. Controls and Procedures” of this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008. The material weakness we identified in our internal control over financial reporting related to the design of controls over the preparation and review of the account reconciliations and analysis of revenues, cost of revenue and deferred revenues, and ineffective testing of changes made to our revenue and billing systems in connection with the introduction or modification of service offerings.

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

Our ability to achieve our strategic objectives will depend in part on the successful, timely and cost-effective build-out of the networks associated with newly acquired FCC licenses, including the licenses that we and Denali License acquired in Auction #66 and any licenses that we may acquire from third parties. Large-scale construction projects for the build-out of our new markets will require significant capital expenditures and may suffer cost overruns. In addition, we expect to incur higher operating expenses as our existing business grows and as we build out and after we launch service in new markets. Any such significant capital expenditures or increased operating expenses, including in connection with the build-out and launch of markets for the licenses that we and Denali License acquired in Auction #66, would decrease OIBDA and free cash flow for the periods in which we incur such costs. Our aggregate capital expenditures for the build-out of new markets through their first full year of operation following commercial launch are currently anticipated to be approximately $25.00 per covered POP, excluding capitalized interest. In addition, our aggregate investment in cumulative OIBDA loss in new markets through adjusted OIBDA break-even, including certain corporate and regional overhead allocations, is currently expected to be approximately $6.00 per covered POP, and our investment in OIBDA loss in a typical new market through adjusted OIBDA break-even in that market is currently expected to be approximately $7.00 per covered POP. We also expect to incur approximately $6 million per quarter through the end of 2008 of EvDO-related fixed costs associated with Cricket Wireless Internet Service, our mobile broadband product offering. If we are unable to fund the build-out of these new markets with our existing cash and our cash generated from operations, we may be required to defer the build-out of certain markets or to raise additional equity capital or incur further indebtedness, which we cannot guarantee would be available to us on acceptable terms, or at all. In addition, the build-out of the networks may be delayed or adversely affected by a variety of factors, uncertainties and contingencies, such as natural disasters, difficulties in obtaining zoning permits or other regulatory approvals, our relationships with our joint venture partners, and the timely performance by third parties of their contractual obligations to construct portions of the networks.

Portions of the AWS spectrum that was auctioned in Auction #66 are currently used by U.S. federal government and/or incumbent commercial licensees. FCC rules require winning bidders to avoid interfering with these existing users or to clear the incumbent users from the spectrum through specified relocation procedures. We and Denali License considered the estimated cost and time-frame required to clear the spectrum that we and Denali License purchased in Auction #66 prior to placing bids in the auction. However, the actual cost of clearing the spectrum may exceed our estimated costs. Furthermore, delays in the provision of federal funds to relocate government users, or difficulties in negotiating with incumbent government and commercial licensees, may extend the date by which the auctioned spectrum can be cleared of existing operations, and thus may also delay the date on which we can launch commercial services using such licensed spectrum.

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

Any failure to complete the build-out of our new markets on budget or on time could delay the implementation of our clustering and expansion strategies, and could have a material adverse effect on our business, results of operations and financial condition.

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

Our Significant Indebtedness Could Adversely Affect Our Financial Health and Prevent Us From Fulfilling Our Obligations.

We have now and will continue to have a significant amount of indebtedness. As of September 30, 2008, our total outstanding indebtedness was $2,582.1 million, including $879.8 million of indebtedness under our Credit Agreement and $1,650 million in unsecured senior indebtedness, which comprised $1,100 million of senior notes due 2014, $250 million of convertible senior notes due 2014 and $300 million of senior notes due 2015. We also had a $200 million undrawn revolving credit facility (which forms part of our senior secured credit facility). However, approximately $4.1 million of letters of credit were issued under our Credit Agreement as of September 30, 2008 and were considered as usage of the revolving credit facility. Indebtedness under our Credit Agreement bears interest at a variable rate, but we have entered into interest rate swap agreements with respect to $355 million of our indebtedness. In addition, we may incur additional indebtedness in the future, as market conditions permit, to enable us to take advantage of activities we may elect to pursue at a significant level in addition to our current business expansion efforts, which could consist of debt financing from the public and/or private capital markets.

Our significant indebtedness could have material consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•

impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, building out our network, other activities, including acquisitions and general corporate purposes;

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

In addition, based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other activities we may pursue, our consolidated leverage ratio could restrict or prevent us from borrowing under the revolving credit facility or restrict our ability to undertake additional debt financing for one or more quarters. Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Despite Current Indebtedness Levels, We May Incur Substantially More Indebtedness. This Could Further Increase the Risks Associated With Our Leverage.

We may incur additional indebtedness in the future, as market conditions permit, to enable us to take advantage of other activities we may elect to pursue at a significant level in addition to our current business expansion efforts. The terms of the indentures governing Cricket’s senior notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. In addition, our Credit Agreement permits us to incur additional indebtedness under various financial ratio tests. The indenture governing Leap’s convertible senior notes does not limit our ability to incur debt.

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

Under our Credit Agreement, we must also comply with, among other things, financial covenants with respect to a maximum consolidated senior secured leverage ratio and, if a revolving credit loan or uncollateralized letter of credit is outstanding or requested, with respect to a minimum consolidated interest coverage ratio, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Credit Agreement includes a $200 million revolving credit facility, which was undrawn as of September 30, 2008. Based upon our existing levels of indebtedness, and depending on our results of operations and the scope and pace of our current business expansion efforts and other activities we may pursue, our consolidated leverage ratio could restrict or prevent us from borrowing under the revolving credit facility or restrict our ability to undertake additional debt financing for one or more quarters. We do not intend, however, to pursue business expansion efforts or other activities that would prevent or restrict us from borrowing under the revolving credit facility or raising additional indebtedness unless we believe we have sufficient other sources of liquidity to support the operating and capital requirements for our current operations and business expansion efforts or other activities.

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

Rises in Interest Rates Could Adversely Affect Our Financial Condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. As of September 30, 2008, approximately 21.8% of our debt was variable rate debt, after considering the effect of our interest rate swap agreements. If prevailing interest rates or other factors result in higher interest rates on our variable rate debt, the increased interest expense would adversely affect our cash flow and our ability to service our debt.

A Large Portion of Our Assets Consists of Goodwill and Other Intangible Assets.

As of September 30, 2008, 45.1% of our assets consisted of goodwill and other intangibles, including wireless licenses. The value of our assets, and in particular, our intangible assets, will depend on market conditions, the availability of buyers and similar factors. By their nature, our intangible assets may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in their liquidation. For example, prior FCC approval is required in order for us to sell, or for any remedies to be exercised by our lenders with respect to, our wireless licenses, and obtaining such approval could result in significant delays and reduce the proceeds obtained from the sale or other disposition of our wireless licenses.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers If We Fail to Keep Up With These Changes.

The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. In the future, competitors may seek to provide competing wireless telecommunications service through the use of developing 4G technologies, such as WiMax and LTE. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes. In addition, we may be required to acquire additional spectrum to provide these new technologies, which we cannot guarantee would be available to us at a reasonable cost, on a timely basis, or at all.

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

We Rely Heavily on Third Parties to Provide Specialized Services; a Failure by Such Parties to Provide the Agreed Upon Products or Services Could Materially Adversely Affect Our Business, Results of Operations and Financial Condition.

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors, service providers or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse or are unable to supply or provide services to us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products and services we purchase or use. However, some suppliers, including software suppliers, are the exclusive sources of their specific products. In addition, we are currently utilizing one supplier for the wireless devices used by customers to access our mobile broadband service. We also use a limited number of vendors to provide payment processing services, and in a significant number of our markets, the majority of these services may be provided by a single vendor. In addition, a single vendor currently provides a majority of our voice and data communications transport services. Because of the costs and time lags that can be associated with transitioning from one supplier or service provider to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major suppliers or service providers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

To accommodate expected growth in our business, management has been considering replacing our customer billing and activation system, which we license from a third party. The vendor who licenses the software to us and provides certain billing services to us has a contract with us through 2010. The vendor has developed a new billing product and has introduced that product in a limited number of markets operated by another wireless carrier. The vendor was working to adapt the new billing product for our use, but we are now unlikely to use this product because the vendor has announced that it intends to exit the billing business. The vendor is currently exploring alternative exit strategies, including selling its business. If the vendor or its successor does not provide us with an improved billing system in the future, we might choose to terminate our contract for convenience and purchase billing services from a different vendor if we believed it was necessary to do so to meet the requirements of our business. In such an event, we may owe substantial termination fees.

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

In addition, we cannot assure you that any trademark or service mark registrations will be issued with respect to pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our brands. Our inability to secure trademark or service mark protection with respect to our brands could have a material adverse effect on our business, financial condition and results of operations.

We and Our Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us or our suppliers from time to time based on our or their general business operations, the equipment, software or services that we or they use or provide, or the specific operation of our wireless networks. For example, see “Part II — Item 1. Legal Proceedings” of this report for a description of certain patent infringement lawsuits that have been brought against us. If plaintiffs in any patent litigation matters brought against us were to prevail, we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our business, financial condition and results of operations.

We generally have indemnification agreements with the manufacturers, licensors and suppliers who provide us with the equipment, software and technology that we use in our business to help protect us against possible infringement claims. However, depending on the nature and scope of a possible claim, we may not be permitted to seek indemnification from the manufacturer, vendor or supplier under the terms of the agreement. In addition, to the extent that we may be entitled to seek indemnification under the terms of an agreement, we cannot guarantee that we would be fully indemnified against all possible losses associated with a possible claim. In addition, our suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply us with the products and services we require to run our business. For example, we purchase certain CDMA handsets that incorporate EvDO chipsets manufactured by Qualcomm Incorporated, or

Qualcomm, which are the subject of patent infringement actions brought by Broadcom Corporation in separate proceedings before the United States International Trade Commission, or ITC, and the United States District Court for the Central District of California. Both the ITC and District Court have issued orders in their proceedings that prevent or limit Qualcomm’s ability, subject to various conditions and timelines, to sell, import or support the infringing chips, and restrict third parties from importing the handsets that incorporate the chips. Although the ITC order was recently overturned by U.S. Court of Appeals for the Federal Circuit, the case has been sent back to the ITC for further proceedings. An appeal by Qualcomm of the District Court case was not successful and the District Court’s order currently stands. These patent infringement actions could have the effect of slowing or limiting our ability to introduce and offer EvDO handsets and devices to our customers. Moreover, we may be subject to claims that products, software and services provided by different vendors which we combine to offer our services may infringe the rights of third parties, and we may not have any indemnification from our vendors for these claims. Whether or not an infringement claim against us or a supplier was valid or successful, it could adversely affect our business by diverting management attention, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all) or requiring us to redesign our business operations or systems to avoid claims of infringement. In addition, infringement claims against our suppliers could also require us to purchase products and services at higher prices or from different suppliers and could adversely affect our business by delaying our ability to offer certain products and services to our customers.

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

In addition, we cannot assure you that the Communications Act of 1934, as amended, or the Communications Act, from which the FCC obtains its authority, will not be further amended in a manner that could be adverse to us. For example, the FCC has implemented rule changes and sought comment on further rule changes focused on addressing alleged abuses of its designated entity program, which gives certain categories of small businesses preferential treatment in FCC spectrum auctions based on size. In that proceeding, the FCC has re-affirmed its goals of ensuring that only legitimate small businesses benefit from the program, and that such small businesses are not controlled or manipulated by larger wireless carriers or other investors that do not meet the small business qualification tests. We cannot predict the degree to which rule changes, judicial review of the designated entity rules or increased regulatory scrutiny that may follow from this proceeding will affect our current or future business ventures or our participation in future FCC spectrum auctions.

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

Cricket customers generally use their handsets for voice calls for an average of approximately 1,500 minutes per month, and some markets experience substantially higher call volumes. Our Cricket service plans bundle certain features, long distance and unlimited service in Cricket calling areas for a fixed monthly fee to more effectively compete with other telecommunications providers. In September 2007, we introduced our first unlimited mobile broadband offering, Cricket Wireless Internet Service, into select markets. As of September 30, 2008, our Cricket Wireless Internet Service was available to approximately 32 million covered POPs, and we expect to further expand the availability of this product offering to cover approximately 63 million POPs by the end of 2008 and approximately 88 million POPs by the middle of 2009. If customers exceed expected usage for our voice or mobile broadband services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in many of our markets than our competitors, we seek to design our network to accommodate our expected high rates of usage of voice and mobile broadband services, and we consistently assess and try to implement technological improvements to increase the efficiency of our wireless spectrum. However, if future wireless use by Cricket customers exceeds the capacity of our network, service quality may suffer. We may be forced to raise the price of our voice or mobile broadband services to reduce volume or otherwise limit the number of new customers, or incur substantial capital expenditures to improve network capacity or quality.

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

Future Declines in the Fair Value of Our Wireless Licenses Could Result in Future Impairment Charges.

As of September 30, 2008, the carrying value of our wireless licenses and those of Denali License Sub and LCW License was approximately $1.8 billion. During the three months ended September 30, 2008, we recorded an impairment charge of $0.2 million. During the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of $1.0 million, $7.9 million and $12.0 million, respectively.

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

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding the subprime lending crisis, volatile energy costs, slower economic activity, decreased consumer confidence and other factors. In addition, the trading prices of the securities of telecommunications companies have been highly volatile. If, in the future, the trading price of Leap common stock were to be adversely affected for a sustained period of time, due to worsening general economic conditions, significant changes in our financial performance or other factors, these events could ultimately result in a non-cash impairment charge related to our long-lived and/or our indefinite-lived intangible assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

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

General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many U.S. companies, including Leap, due to concerns regarding the subprime lending crisis, volatile energy costs, slower economic activity, decreased consumer confidence and other factors. The trading price of Leap’s common stock may continue to be adversely affected if investors have concerns that our business, financial condition or results of operations will be negatively impacted by a general downturn in the economy.

We May Elect To Raise Additional Equity Capital Which May Dilute Existing Stockholders.

We may raise additional capital to finance activities that we may elect to pursue at a significant level in addition to our current business expansion efforts, which could consist of debt and/or equity financing from the public and/or private capital markets. To the extent that we elect to raise equity capital, this financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. In addition, these sales could reduce the trading price of Leap’s common stock and impede our ability to raise future capital.

Your Ownership Interest in Leap Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuances, and Future Issuances or Sales of Such Shares May Adversely Affect The Market Price of Leap’s Common Stock.

As of October 31, 2008, 69,422,166 shares of Leap’s common stock were issued and outstanding, and 6,717,834 additional shares of Leap common stock were reserved for issuance, including 5,409,057 shares reserved for issuance upon exercise of awards granted or available for grant under Leap’s 2004 Stock Option, Restricted Stock and Deferred Stock Unit Plan, as amended, 708,777 shares reserved for issuance under Leap’s Employee Stock Purchase Plan, and 600,000 shares reserved for issuance upon exercise of outstanding warrants.

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

In addition, Leap has reserved five percent of its outstanding shares, which represented 3,471,108 shares of common stock as of October 31, 2008, for potential issuance to CSM Wireless, LLC, or CSM, on the exercise of CSM’s option to put its entire equity interest in LCW Wireless to Cricket. Under the amended and restated limited liability company agreement with CSM and WLPCS Management, LLC, or WLPCS, the purchase price for CSM’s equity interest is calculated on a pro rata basis using either the appraised value of LCW Wireless or a multiple of Leap’s enterprise value divided by its adjusted EBITDA and applied to LCW Wireless’ adjusted

EBITDA to impute an enterprise value and equity value for LCW Wireless. Cricket may satisfy the put price either in cash or in Leap’s common stock, or a combination thereof, as determined by Cricket in its discretion. However, the covenants in our Credit Agreement do not permit Cricket to satisfy any substantial portion of its put obligations to CSM in cash. If Cricket elects to satisfy its put obligations to CSM with Leap common stock, the obligations of the parties are conditioned upon the block of Leap’s common stock issuable to CSM not constituting more than five percent of Leap’s outstanding common stock at the time of issuance. Dilution of the outstanding number of shares of Leap’s common stock could adversely affect prevailing market prices for Leap’s common stock.

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

Our directors and entities affiliated with them beneficially owned in the aggregate approximately 22.9% of Leap’s common stock as of October 31, 2008. Moreover, our four largest stockholders and entities affiliated with them beneficially owned in the aggregate approximately 59.1% of Leap common stock as of October 31, 2008. These stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Leap’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Our resale shelf registration statement, as amended, registers for resale 11,755,806 shares of Leap’s common stock held by entities affiliated with one of our directors, or approximately 16.9% of Leap’s outstanding common stock as of October 31, 2008. We are unable to predict the potential effect that sales into the market of any material portion of such shares, or any of the other shares held by our other large stockholders and entities affiliated with them, may have on the then-prevailing market price of Leap common stock. If any of Leap’s stockholders cause a large number of securities to be sold in the public market, these sales could reduce the trading price of Leap common stock. These sales could also impede our ability to raise future capital.

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

LEAP WIRELESS INTERNATIONAL, INC.

Date: November 7, 2008	By:	/s/ S. DOUGLAS HUTCHESON
S. Douglas Hutcheson
Chief Executive Officer and President

Date: November 7, 2008	By:	/s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President and Chief Financial Officer